Form 10-Q
period 1995-04-01
ARK RESTAURANTS CORP
filed 1995-05-15
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


              (Mark one)

             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 1995


             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number 0-14030


                           ARK RESTAURANTS CORP.
             (Exact name of registrant as specified in its charter)

             New York                                          13-3156768
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)


  85 Fifth Avenue, New York, New York                             10003
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including
area code                                                    (212) 206-8800


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  Yes X   No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding shares at May 12, 1995
(Common stock, $.01 par value)                          3,145,995

ARK RESTAURANTS CORP. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION:                                                        Page

  Item 1.  Consolidated Financial Statements:

    Consolidated Condensed Balance Sheets -
     April 1, 1995 (Unaudited) and October 1, 1994 (Unaudited)                          1

    Consolidated  Condensed  Statements  of Operations  and Retained  Earnings -
     13-Week  Periods  Ended  April  1,  1995  (Unaudited)  and  April  2,  1994
     (Unaudited) and 26-Week Periods Ended April 1, 1995 (Unaudited) and
     April 2, 1994 (Unaudited)                                                          2

    Consolidated Statements of Cash Flows - 26-Week Periods
     Ended April 1, 1995 (Unaudited) and April 2, 1994
     (Unaudited)                                                                        3

    Notes to Consolidated Condensed Financial
     Statements (Unaudited)                                                           4-5

  Item 2.  Management's Discussion and Analysis Financial
          Condition and Results of Operations                                         6-9

PART II - OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                                           10-14

Part I - Financial Information
Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)


                                                                                         April 1,                 October 1,
                                                                                           1995                      1994
                                                                                         -------                  ----------
                                                                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $   791                    $ 2,913
  Accounts receivable                                                                     1,386                      1,085
  Current portion of long-term receivables                                                  177                        139
  Inventories                                                                               815                        415
  Prepaid expenses                                                                          577                        392
  Other current assets                                                                      750                        618
  Refundable and prepaid income taxes                                                       338                          -
  Deferred income taxes                                                                      93                         93
                                                                                        -------                    -------

        Total current assets                                                              4,927                      5,655

LONG-TERM RECEIVABLES                                                                     1,589                      1,535

FIXED ASSETS (Note 2) - At Cost:
  Leasehold improvements                                                                 11,080                      9,633
  Furniture, fixtures and equipment                                                       9,929                      9,087
  Leasehold improvements in progress                                                      2,534                        801
                                                                                        -------                    -------

                                                                                         23,543                     19,521
  Less accumulated depreciation and
   amortization                                                                           9,492                      9,025
                                                                                        -------                    -------

                                                                                         14,051                     10,496
INTANGIBLE ASSETS (Note 2) - Less accumulated
  amortization of $2,248 and $2,037                                                       4,572                      3,041

OTHER ASSETS                                                                                590                        565

DEFERRED INCOME TAXES                                                                       527                        477
                                                                                        -------                    -------

TOTAL ASSETS                                                                            $26,256                    $21,769
                                                                                        =======                    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable -  trade                                                             $ 1,834                    $ 1,806
  Accrued expenses and other current
   liabilities                                                                            2,677                      2,152
  Current maturities of long-term debt                                                      111                         76
  Current maturites of capital lease obligations                                            103                         77
  Accrued income taxes                                                                        -                         27
                                                                                        -------                    -------

        Total current liabilities                                                         4,725                      4,138

LONG-TERM DEBT - Net of current maturities                                                4,702                        685
OBLIGATIONS UNDER CAPITAL LEASES - Net of current
 maturities                                                                                 297                        350
OPERATING LEASE DEFERRED CREDIT                                                           1,438                      1,386

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000,000 shares;
   4,487,457 and 4,461,832 shares, respectively                                              45                         44
  Additional paid-in capital                                                              7,181                      7,107
  Retained earnings                                                                       9,115                      9,306
                                                                                        -------                    -------

                                                                                         16,341                     16,457
  Less treasury stock, 1,345,337 shares                                                   1,247                      1,247
                                                                                        -------                    -------

        Total shareholders' equity                                                       15,094                     15,210
                                                                                        -------                    -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $26,256                    $21,769
                                                                                        =======                    =======

See notes to consolidated condensed
  financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
In Thousands, Except per share amount)

                                                                   13 Weeks Ended                      26 Weeks Ended
                                                              ------------------------           -------------------------
                                                              April 1,          April 2,         April 1,          April 2,
                                                                1995              1994             1995              1994
                                                              -------           --------         --------          --------
NET SALES                                                     $14,759           $11,583          $31,117           $26,785

COST OF SALES                                                   4,175             3,369            8,695             7,548
                                                              -------           -------          -------           -------
GROSS RESTAURANT PROFIT                                        10,584             8,214           24,422            19,237

MANAGEMENT FEE INCOME (LOSS)
 (Note 3)                                                         367              (232)             577              (128)
                                                              -------           -------          -------           -------

                                                               10,951             7,982           22,999            19,109
                                                              -------           -------          -------           -------
OPERATING EXPENSES
  Payroll and payroll benefits                                  5,757             4,703           11,627             9,831
  Occupancy                                                     2,074             1,868            4,083             3,718
  Depreciation and amortization                                   520               382            1,014               769
  Other                                                         2,677             1,925            5,025             4,002
                                                              -------           -------          -------           -------
                                                               11,028             8,878           21,749            18,320
GENERAL AND ADMINISTRATIVE
 EXPENSES                                                       1,094             1,020            2,189             1,997
                                                              -------           -------          -------           -------
                                                               12,122             9,898           23,938            20,317
                                                              -------           -------          -------           -------
OPERATING LOSS                                                 (1,171)           (1,916)            (939)           (1,208)
                                                              -------           -------          -------           -------


OTHER EXPENSE (INCOME):
  Interest expense, net                                            42                (2)              73               (13)
  Other income                                                   (333)              (89)            (661)             (137)
                                                              -------           -------          -------           -------
                                                                 (291)              (91)            (588)             (150)
                                                              -------           -------          -------           -------

LOSS BEFORE PROVISION FOR INCOME
 TAXES AND CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING
 PRINCIPLE                                                       (880)           (1,825)            (351)           (1,058)

BENEFIT FOR INCOME TAXES                                         (398)             (798)            (160)             (476)
                                                              -------           -------          -------           -------

LOSS BEFORE CUMULATIVE EFFECT OF
 A CHANGE IN ACCOUNTING PRINCIPLE                                (482)           (1,027)            (191)             (582)
CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE (Note 3)                                      -                 -                -               508
                                                              -------           -------          -------           -------

NET LOSS                                                         (482)           (1,027)            (191)              (74)
RETAINED EARNINGS, Beginning
  of period                                                     9,597             9,108            9,306             8,155
                                                              -------           -------          -------           -------

RETAINED EARNINGS, End of period                              $ 9,115           $ 8,081          $ 9,115           $ 8,081
                                                              =======           =======          =======           =======

INCOME (LOSS) PER SHARE (Note 4):
 INCOME BEFORE CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING
 PRINCIPLE                                                      $(.15)            $(.32)           $(.06)            $(.18)
CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE                                               -                 -                -               .16
                                                                -----             -----            -----              ----

NET LOSS                                                        $(.15)            $(.32)           $(.06)            $(.02)
                                                                 ====              ====             ====               ===

WEIGHTED AVERAGE NUMBER OF SHARES
  USED IN COMPUTATIONS                                          3,254             3,232            3,243             3,231
                                                              =======           =======          =======            ======


See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                                                     26 Weeks Ended
                                                                                              -----------------------------
                                                                                              April 1,             April 2,
                                                                                                1995                 1994
                                                                                              --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                     $  (191)             $   (74)
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of a change in accounting
       principle                                                                                    -                 (508)

      Depreciation and amortizations of fixed assets                                              891                  706
      Amortization of intangibles                                                                 211                  139
   Changes in assets and liabilities:
      Increase in accounts receivable                                                            (301)                (363)
      Increase in inventories                                                                     (53)                   -
      Increase in prepaid expenses                                                               (185)                 (65)
      Increase in refundable and prepaid income taxes                                            (338)                (826)
      Decrease in other assets                                                                     73                  469
      (Decrease) Increase in accounts payable - trade                                              28                  (35)
      Increase (Decrease) in accrued expenses and other
       current liabilities                                                                         25                 (503)
      Decrease in accrued income taxes                                                            (27)                 (75)
      Increase in operating lease deferred credit                                                  52                  110
      Increase in deferred income taxes                                                           (50)                   -
                                                                                              -------              -------

         Net cash provided (used) by operating
          activities                                                                              135               (1,025)
                                                                                              -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                                    (3,188)              (1,539)
  Additions to intangible assets                                                                 (142)                (134)
  Issuance of long-term receivables                                                              (165)                (200)
  Payments received on long-term receivables                                                       73                    7
  Restaurant Acquisititions                                                                    (2,335)                   -
                                                                                              -------              -------
         Net cash used in investing activities                                                 (5,757)              (1,866)
                                                                                              -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                      3,500                2,250
  Principal payment on long-term debt                                                             (48)                 (60)
  Proceeds from exercise of stock options                                                          75                   69
  Principal payment on capital lease obligations                                                  (27)                   -
                                                                                              -------              -------
         Net cash provided by financing activities                                              3,500                2,259
                                                                                              -------              -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (2,122)                (632)

CASH AND CASH EQUIVALENTS, beginning of period                                                  2,913                1,987
                                                                                              -------              -------

CASH AND CASH EQUIVALENTS, end of period                                                      $   791              $ 1,355
                                                                                              =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                                                   $   154              $    42
                                                                                              =======              =======
   Income taxes                                                                               $   256                  386
                                                                                              =======              =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments and the change in accounting principle referred to below) necessary to present fairly the financial position at April 1, 1995 and results of operations and changes in cash flows for the periods ended April 1, 1995 and April 2, 1994 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 1, 1994. The results of operations for the period ended April 1, 1995 are not necessarily indicative of the operating results for the full year.

2.  ACQUISITIONS

In October 1994, the Company acquired in a cash transaction a four-star French restaurant in Manhattan for $1,000,000 plus the purchase of inventories for approximately $307,000. The Company also entered into a consulting agreement with the former owner whereby such former owner is entitled to a share of defined cash flow. The Company guaranteed such former owner an amount not less than $500,000 in total for the first five years. The purchase price was allocated to fixed assets ($400,000) and intangible assets (covenant not to compete: $600,000 and goodwill: $500,000).

In November 1994, the Company acquired a restaurant and bar in the Florida Keys for $1,350,000 and acquired inventories and supplies of approximately $70,000. The Company paid cash of $750,000 and issued a note for $600,000 payable in monthly installments of $7,044, inclusive of interest until September 1, 1999 at which time the remaining balance outstanding is due. The debt is secured by machinery and equipment, inventories, supplies and tangible personal property. The purchase price was allocated to fixed assets ($850,000) and intangible assets (goodwill: $310,000 and a covenant not to compete: $100,000).

3.  INCOME TAXES

The Financial Accounting Standards Board ("FASB") issued Statement No.109, "Accounting for Income Taxes ("SFAS No.109") in 1992. This statement supersedes Accounting Principles Board Opinion No.11 and SFAS No.96 and requires an asset and liability approach for financial accounting and reporting for income taxes. The Company has adopted SFAS No.109 effective October 3, 1993. As permitted under SFAS No.109, prior period financial statements have not been restated. The cumulative effect of adopting SFAS No.109 on the Company's financial statements for the 13-week period ended January 1, 1994 was to increase net income by $508,000 or $.16 per share.

4.  INCOME PER SHARE OF COMMON STOCK

Per share data is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period; common stock equivalents consist of dilutive stock options. For the periods ended April 1, 1995 and April 2, 1994, fully diluted net income per common share and common share equivalent is not shown since the effect is not material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

NET SALES

Net sales at restaurants and bars owned by the Company increased 27.4% in the 13-week period ended April 1, 1995 from the comparable period ended April 2, 1994 and increased 16.2% in the 26-week period ended April 1, 1995 from the comparable period last year. The increase in net sales for the 13-week and 26-week periods was due primarily to sales from restaurants which the Company did not operate in the comparable period last year (LUTECE, LOR-E-LEI, B.SMITH'S in Washington, D.C. and AMERICA, in McLean, Virginia). Same store sales in the 26-week period ended April 1, 1995 increased 1.6% as compared to last year and same store sales in the 13-week period increased 2.7% as compared to last year.

COSTS AND EXPENSES

The Company's cost of sales consists only of food and beverage costs at restaurants and bars owned by the Company. For the 13-week period ended April 1, 1995 cost of sales as a percentage of net sales was 28.3% as compared to 29.1% last year and cost of sales as a percentage of net sales for the 26-week period ended April 1, 1995 was 27.9% as compared to 28.2% last year.

Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales, were 74.7% for the 13-week period ended April 1, 1995 as compared to 76.6% last year and for the 26-week period ended April 1, 1995 were 69.9% as compared to 68.4% last year. This decrease in operating expenses as a percentage of net sales in the 13-week period ended April 1, 1995 as compared to last year was principally due to payroll expenses which decreased to 39.0% as compared to 40.6% last year.

General and administrative expenses, as a percentage of net sales, were 7.4% for the 13-week period ended April 1, 1995 as compared to 8.8% last year and for the 26-week period ended April 1, 1995 were 7.0% as compared to 7.5% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 6.5% for the 13-week period ended April 1, 1995 as compared to 7.7% last year and would have been 6.1% for the 26-week period ended April 1, 1995 as compared to 6.4% last year.

The Company incurred a net loss of $482,000 for the 13-week period ended April 1, 1995 as compared to a net loss of

$1,027,000 for the same period last year and had a net loss of $191,000 for the 26-week period ended April 1, 1995 as compared to a net loss of $74,000 last year. The net loss for the 13-week period ended April 2, 1994 includes charges of approximately $300,000 from a write-off of unrecoverable advances to a managed restaurant in North Miami Beach, which the Company no longer manages, and from the write-down of a discontinued New York catering operation. Net income for the 26-week period ended April 2, 1994 includes a benefit of $508,000 from the cumulative effect of the Company's change in accounting for income taxes.

During the 13-week periods ended April 1, 1995 and April 2, 1994 the Company managed five restaurants and one bar owned by third parties. Net sales of the five managed restaurants and bars were $2,054,000 during the 13-week period ended April 1, 1995 as compared to $1,979,000 last year and net sales were $4,564,000 during the 26-week period ended April 1, 1995 as compared to $4,397,000 last year. Net sales of these restaurants and bars are not included in consolidated net sales.

INCOME TAXES

The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each subsidiary on a non-consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary. For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income, with the exception of the restaurants which operate in the District of Columbia. Accordingly, the Company's overall effective rate has varied depending on the level of the losses incurred at individual subsidiaries.

As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, commencing January 1, 1994, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The Company estimates that this credit will be in excess of $200,000 for the current year.

The Financial Accounting Standards Board ("FASB") issued Statement No.109, "Accounting for Income Taxes" ("SFAS No.109") in 1992. This statement supersedes Accounting Principles Board Opinion No.11 and SFAS No.96 and requires an asset and liability approach for financial accounting and reporting of income taxes. The Company adopted SFAS No.109 at the beginning of the prior fiscal year
(October 3, 1993) and the cumulative effect was to increase net income by $508,000 in the 26-week period ended April 2, 1994.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary source of capital is cash provided by operations and funds available from the $4,250,000 revolving credit agreement with its main bank. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants and acquiring existing restaurants.

In August 1994, the Company and its main bank agreed to an extension and increase of the existing Revolving Credit and Term Loan Facility. The agreement enables the Company to borrow up to $4,250,000 until December 31, 1996, at which time outstanding loans may be converted into term loans payable in 36 monthly installments through December 31, 1999. At April 1, 1995 the Company had borrowings outstanding of $3,750,000 under this agreement. The Company also has a Letter of Credit Facility on which the Company had delivered $1,965,130 in irrevocable letters of credit in lieu of lease security deposits. The Company believes that it has sufficient working capital sources for its presently anticipated business needs.

At April 1, 1995, the Company had working capital of $202,000 as compared to a working capital of $1,517,000 at October 1, 1994. The significant change in working capital is principally due to two restaurant acquisitions completed in fiscal 1995 (LUTECE and LOR-E-LEI) and construction for a restaurant scheduled to open in the third fiscal quarter of 1995 (BRYANT PARK GRILL).

The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds.

RESTAURANT EXPANSION

The Company is currently constructing a restaurant in Bryant Park, which is a nine-acre park located behind the New York City Public Library (BRYANT PARK GRILL). This restaurant, which will have 200 indoor seats, open-air rooftop dining with 175 seats, outdoor seating on terraces with 700 seats and outdoor bar facilities, is scheduled to open in the third quarter of the current fiscal year. The landlord of this location is contributing $750,000 to construction costs of this restaurant, while the Company expects to spend up to $3,500,000 to open the restaurant. The Company previously opened three food kiosks in Bryant Park and has subleased the kiosks to third parties.

In the first fiscal quarter of 1995, the Company completed two acquisitions--a four-star French restaurant in New York City (LUTECE) and a casual restaurant and bar in the Florida Keys

(LOR-E-LEI). The Company also opened another restaurant in Union Station in Washington, D.C. (B.SMITH'S, the Company's second such restaurant). The Company spent approximately $3,200,000 on these projects which were financed by utilizing existing working capital, drawing on the existing bank credit line and the issuance of a purchase money note.

Although the Company is not currently committed to any other projects, the Company is exploring additional opportunities for expansion of its business. The Company expects to fund its existing projects through cash from operations and existing credit facilities. Additional expansion may require additional external financing.

PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Certificate of Incorporation of the Registrant, filed on January 4, 1983, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 (the "1994 10-K").

         3.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on October 11, 1985, incorporated by reference to Exhibit 3.2 to the 1994 10-K.

         3.3 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on July 21, 1988, incorporated by reference to Exhibit 3.3 to the 1994 10-K.

         3.4      By-Laws  of   the   Registrant,  incorporated by reference to
                  Exhibit 3.4 to the 1994 10-K.

         10.1 Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the 1994 10-K.

         10.2 Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Andrew Kuruc, Jane Ellis, and Donald D. Shack, incorporated by reference to
                  Exhibit 10.2 to the 1994 10-K.

         10.3 Ark Restaurants Corp. Amended Stock Option Plan, incorporated by reference to Exhibit 10.3 to the 1994 10-K.

         10.4 Lease Agreement dated June 9, 1982, between Rebak Realty Co., as lessor, and MEB Emporium Corp., as lessee, incorporated by reference to Exhibit 10.4 to the 1994 10-K.

         10.5 Lease Agreement dated October 27, 1982, between Majestic Towers Co., as lessor, and MEB Emporium Corp., as lessee, incorporated by reference to Exhibit 10.5 to the 1994 10-K.

         10.6 Lease Agreement dated June 1, 1983, between 101 West 77th Street Corp., as lessor, and MEB On Columbus, Inc., as lessee, as assignee of DPK Restaurants, Inc., incorporated by reference to Exhibit 10.6 to the 1994 10-K.
                                       9

         10.7     Lease   Agreement   dated  November  10,  1983,   between  BJW
                  Associates, as lessor, and MEB Dining 18 Inc., as lessee, incorporated by reference to Exhibit 10.7 to the 1994 10-K.

         10.8 Lease Agreement dated August 9, 1984, between G.P. Associates, as lessor, and MEB On First, Inc., as lessee, incorporated by reference to Exhibit 10.8 to the 1994 10-K.

         10.9 Agreement of Lease dated April 26, 1985, between 2 Park Avenue Associates and The Ritz Cafe, Inc., incorporated by reference to Exhibit 10.9 to the 1994 10-K.

         10.10 Assumption Agreement dated June 27, 1985, between Future Brothers, Inc., as assignee of Alfred Steiner, as sublessor, and Father Brad's Broadway Dining, Inc., as sublessee, incorporated by reference to Exhibit 10.10 to the 1994 10-K.

         10.11 Lease Agreement dated August 1, 1985, between Livingstone Management Co., Inc., as lessor, and Conis Realty Corp., as lessee, incorporated by reference to Exhibit 10.11 to the 1994 10-K.

         10.12 Lease Agreement dated August 1, 1985, between Soledad Place Corp., as lessor, and La Femme Noire, Inc., as lessee, incorporated by reference to Exhibit 10.12 to the 1994 10-K.

         10.13    Indenture  of  Lease  dated as of  January  1,  1986,  between
                  Buchbinders   Restaurant,   Inc.  and  Ark  27th  St.,   Inc.,
                  incorporated by reference to Exhibit 10.13 to the 1994 10-K.

         10.14 Agreement of Lease dated as of April 1, 1986, between 377 Third Avenue Co. and Ark 27th St., Inc., incorporated by reference to Exhibit 10.14 to the 1994 10-K.

         10.15 Management Agreement dated September 10, 1986 by and between Amphitryon, Inc. and Standish Group Inc. and Ark Seventh Avenue South Corp., incorporated by reference to Exhibit 10.15 to the 1994 10-K.

         10.16 Agreement dated as of November 11, 1986 among the Registrant, La Femme Noire, Inc. and Barbara Smith, incorporated by reference to Exhibit 10.16 to the 1994 10-K.

         10.17 Management Agreement dated June 1987 between Ark Operating Corp. and Rio Restaurant Associates, incorporated by reference to Exhibit 10.17 to the 1994 10- K.

         10.18 Agreement of Lease dated June 29, 1987 between the Registrant and Bruce and 10

                  Carol Haley, incorporated by reference to Exhibit 10.18 to the 1994 10-K.

         10.19 Lease Agreement dated as of May 2, 1988, between Union Station Venture, Ltd., as lessor, and Ark Union Station, Inc., as lessee, incorporated by reference to Exhibit 10.19 to the 1994 10-K.

         10.20 Agreement dated December 9, 1988 among 625 Property Associates and Ark Sub-One Corp., incorporated by reference to Exhibit
                  10.20 to the 1994 10-K.

         10.21    Lease  Agreement  dated as of January  5, 1989 by and  between
                  Union  Station  Venture,   Ltd.  and  Ark  D.C.  Kiosk,  Inc.,
                  incorporated by reference to Exhibit 10.21 to the 1994 10-K.

         10.22 Agreement dated February 22, 1989 by and among Lawrence P. Forgione, Ark Restaurants Corp. and Ark Columbus Corp., incorporated by reference to Exhibit 10.22 to the 1994 10-K.

         10.23 Restaurant Lease Agreement dated August 22, 1989 by and between Potomac River Front Limited Partnership and Ark
                  Potomac  Corporation,  incorporated  by  reference  to Exhibit
                  10.23 to the 1994 10-K.

         10.24 Lease dated January 1, 1990 between George H. Beane and Encarnita V. Quinlan, as lessors, and Columbus Cafe Corp., as lessee, incorporated by reference to Exhibit 10.24 to the 1994 10-K.

         10.25 First Amendment to Lease dated January 1990 between Potomac River Front Limited Partnership ("Landlord") and Ark Potomac Corporation ("Tenant"), incorporated by reference to Exhibit
                  10.25 to the 1994 10-K.

         10.26 Second Amendment to Lease dated June 11, 1990 between Potomac River Front Limited Partnership ("Landlord") and Ark Potomac Corporation ("Tenant"), incorporated by reference to Exhibit
                  10.26 to the 1994 10-K.

         10.27 Amended and Restated Management Agreement dated December 4, 1990 between AROC and Ark Corporation and DBS Restaurant Group, Inc., incorporated by reference to Exhibit 10.27 to the 1994 10-K.

         10.28 Lease dated January 25, 1991 between Wayfarer Inns of New York, Inc., as lessor, and SSWB Restaurants, Inc., as lessee, incorporated by reference to Exhibit 10.28 to the 1994 10-K.

         10.29 Lease dated April 18, 1991 between South Street Seaport Limited Partnership, as lessor, and Ark of the Seaport, Inc., as lessee, incorporated by reference to Exhibit 10.29 to the 1994 10-K.

         10.30 Management Agreement dated June 1, 1991 between Ark Boston Corp. and Flower Market Restaurant, Inc., incorporated by reference to Exhibit 10.30 to the 1994 10-K.

         10.31 Third Amendment to Lease dated January 28, 1992 between Potomac River Front Limited Partnership ("Landlord") and Ark Potomac Corporation ("Tenant"), incorporated by reference to
                  Exhibit 10.31 to the 1994 10-K.

         10.32 Lease dated August 5, 1992 between Lehndorff Tysons Joint Venture, as Landlord, and Tysons America Corp., as Tenant, incorporated by reference to Exhibit 10.32 to the 1994 10-K.

         10.33 Letter Agreement dated December 4, 1992 among the Registrant, La Femme Noire, Inc. and Barbara Smith, incorporated by reference to Exhibit 10.33 to the 1994 10-K.

         10.34 Amended and Restated Credit Agreement dated December 30, 1992 between the Registrant and Bank Leumi Trust Company of New York, incorporated by reference to Exhibit 10.34 to the 1994 10-K.

         10.35 Modification of Lease dated December 31, 1992 between Moklam Enterprises, Inc. ("Landlord") and Father Brad's Broadway Dining, Inc. ("Tenant"), incorporated by reference to Exhibit
                  10.35 to the 1994 10-K.

         10.36 Operating Agreement, dated March 3, 1993 between Ark JMR Corp. and Jim McMullen Restaurant, Inc., incorporated by reference to Exhibit 10.36 to the 1994 10-K.

         10.37 Restated Indenture of Lease dated August 1, 1993 between Bryant Park Restoration Corporation, as Landlord, and Ark Bryant Park, as Tenant, as amended by an Amendment dated December 1, 1993, incorporated by reference to Exhibit 10.37 to the 1994 10-K.

         10.38 Amendment dated August 5, 1993 to the Lease dated January 1, 1990 between George H. Beane and Encarnita V. Quinlan, as lessors, and Columbus Cafe Corp., as lessee, incorporated by reference to Exhibit 10.38 to the 1994 10-K.

         10.39    Sublease  Agreement  dated  October  13,  1993  between  Frank
                  Catania, as Lessor and Ark Fifth Avenue Corp., as Lessee, incorporated by reference to Exhibit 10.39 to the 1994 10-K.

         10.40 Sublease dated November 15, 1993 between Ark Oxnard Corp., as subtenant, and Michael Koutnik, as sublandlord, incorporated by reference to Exhibit 10.40 to the 1994 10-K.

         10.41 First Amendment to Lease dated January 15, 1994 between Lehndorff Tysons Joint Venture ("Landlord") and Tysons America Corp., incorporated by reference to Exhibit 10.41 to the 1994 10-K.

         10.42    Lease  Agreement  dated February 4, 1994 between Union Station
                  Venture,   Ltd.   and  La  Femme   Noire  D.C.   Incorporated,
                  incorporated by reference to Exhibit 10.42 to the 1994 10-K.

         10.43 Agreement dated July 15, 1994 between Avis Rent A Car System, Inc. and MEB Emporium Corp., incorporated by reference to
                  Exhibit 10.43 to the 1994 10-K.

         10.44 Letter Agreement dated August 10, 1994 between the Registrant and Bank Leumi Trust Company of New York, incorporated by reference to Exhibit 10.44 to the 1994 10-K.

         10.45 Letter Agreement dated September 27, 1994 among Barbara Smith, the Registrant, La Femme Noire, Inc. and La Femme Noire D.C. Incorporated, incorporated by reference to Exhibit 10.45 to the 1994 10-K.

         10.46 Lease dated November 2, 1994 between Andre Soltner and Simone Soltner d/b/a ANSI Realty Company, Owner and KRA Holdings, Inc., Tenant, incorporated by reference to Exhibit 10.46 to the 1994 10-K.

         10.47 Lease dated November 18, 1994 between Islamorada Resort, Inc., as Landlord, and Ark Islamorada Corp., as Tenant, incorporated by reference to Exhibit 10.47 to the 1994 10-K.

         27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR Version only.




(b)     Reports on Form 8-K - none.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 12, 1995



         ARK RESTAURANTS CORP.

         By /S/ Michael Weinstein
            ---------------------
                Michael Weinstein, President



         By /S/ Andrew B. Kuruc
            -------------------
                Andrew B. Kuruc
                Vice President, Controller and
                Principal Accounting Officer