Form 10-Q
period 1995-07-01
ARK RESTAURANTS CORP
filed 1995-08-14
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


    (Mark one)

    / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 1, 1995


    / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number 0-14030


                             ARK RESTAURANTS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             New York                                    13-3156768
  -------------------------------                   -------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)


  85 Fifth Avenue, New York, New York                     10003
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including
area code                                             (212) 206-8800
                                                      ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X       No
                                    -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                      Outstanding shares at August 11, 1995
------------------------------        -------------------------------------
(Common stock, $.01 par value)                 3,149,995


ARK RESTAURANTS CORP. AND SUBSIDIARIES
INDEX
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:                                             Page
                                                                            ----

Item 1.  Consolidated Financial Statements:

  Consolidated Condensed Balance Sheets -
   July 1, 1995 (Unaudited) and October 1, 1994 (Unaudited)                    1

  Consolidated  Condensed  Statements  of Operations  and
    Retained  Earnings--13-Week Periods Ended July 1, 1995
    (Unaudited) and July 2, 1994 (Unaudited) and 39-Week
    Periods Ended July 1, 1995 (Unaudited) and July 2, 1994
    (Unaudited)                                                                2

  Consolidated Condensed Statements of Cash Flows - 39-Week
    Periods Ended July 1, 1995 (Unaudited) and July 2, 1994
    (Unaudited)                                                                3

  Notes to Consolidated Condensed Financial
    Statements (Unaudited)                                                   4-5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                6-9


PART II - OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K                                   10-13


Part I - Financial Information
Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                           July 1,    October 1,
                                                             1995         1994
                                                          --------    ----------
ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                  $ 1,191     $ 2,913
  Accounts receivable                                          1,214       1,085
  Current portion of long-term receivables                       186         139
  Inventories                                                    875         415
  Prepaid expenses                                               764         392
  Other current assets                                           675         618
  Refundable and prepaid income taxes                             88          --
  Deferred income taxes                                           63          93
                                                             -------     -------

        Total current assets                                   5,056       5,655

LONG-TERM RECEIVABLES                                          1,515       1,535

FIXED ASSETS (Note 2) - At Cost:
  Leasehold improvements                                      14,036       9,633
  Furniture, fixtures and equipment                           12,035       9,087
  Leasehold improvements in progress                              --         801
                                                             -------     -------

                                                              26,071      19,521
  Less accumulated depreciation and
   amortization                                                9,969       9,025
                                                             -------     -------

                                                              16,102      10,496
INTANGIBLE ASSETS (Note 2) - Less accumulated
  amortization of $2,389 and $2,037                            4,435       3,041

OTHER ASSETS                                                     592         565

DEFERRED INCOME TAXES                                            477         477
                                                             -------     -------

TOTAL ASSETS                                                 $28,177     $21,769
                                                             =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable -  trade                                  $ 2,471     $ 1,806
  Accrued expenses and other current
   liabilities                                                 3,493       2,152
  Current maturities of long-term debt                           115          76
  Current maturites of capital lease obligations                 219          77
  Accrued income taxes                                            --          27
                                                             -------     -------

        Total current liabilities                              6,298       4,138

LONG-TERM DEBT - Net of current maturities                     3,682         685
OBLIGATIONS UNDER CAPITAL LEASES - Net of current
 maturities                                                      982         350
OPERATING LEASE DEFERRED CREDIT                                1,464       1,386

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000,000 shares;
   4,487,457 and 4,461,832 shares, respectively                   45          44
  Additional paid-in capital                                   7,202       7,107
  Retained earnings                                            9,751       9,306
                                                             -------     -------

                                                              16,998      16,457
  Less treasury stock, 1,345,337 shares                        1,247       1,247
                                                             -------     -------

        Total shareholders' equity                            15,751      15,210
                                                             -------     -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $28,177     $21,769
                                                             =======     =======


See notes to consolidated condensed
  financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
 (Unaudited)
(In Thousands, Except per share Amount)
--------------------------------------------------------------------------------



                                         13 Weeks Ended         39 Weeks Ended
                                     ----------------------  -------------------
                                       July 1,    July 2,     July 1,    July 2,
                                        1995       1994        1995       1994
                                      --------   --------    --------   --------


NET SALES                            $  21,047  $  17,793  $  52,164  $  44,578

COST OF SALES                            5,688      4,911     14,383     12,459
                                     ---------  ---------  ---------  ---------

GROSS RESTAURANT PROFIT                 15,359     12,882     37,781     32,119

MANAGEMENT FEE INCOME                      199        201        776         73
                                     ---------  ---------  ---------  ---------

                                        15,558     13,083     38,557     32,192
                                     ---------  ---------  ---------  ---------
OPERATING EXPENSES
  Payroll and payroll benefits           7,511      5,824     19,138     15,656
  Occupancy                              2,382      1,984      6,464      5,703
  Depreciation and amortization            568        407      1,582      1,176
  Other                                  3,053      2,422      8,078      6,422
                                     ---------  ---------  ---------  ---------
                                        13,514     10,637     35,262     28,957

GENERAL AND ADMINISTRATIVE
 EXPENSES                                  987      1,039      3,177      3,036
                                     ---------  ---------  ---------  ---------
                                        14,501     11,676     38,439     31,993
                                     ---------  ---------  ---------  ---------
OPERATING INCOME                         1,057      1,407        118        199
                                     ---------  ---------  ---------  ---------


OTHER EXPENSE (INCOME):
  Interest expense, net                     85         63        158         50
  Other income                            (185)       (51)      (846)      (188)
                                     ---------  ---------  ---------  ---------
                                          (100)       (12)      (688)      (138)
                                     ---------  ---------  ---------  ---------

INCOME BEFORE PROVISION FOR
 INCOME TAXES AND CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING
 PRINCIPLE                               1,157      1,395        806        337

PROVISION FOR INCOME TAXES                 521        624        361        148
                                     ---------  ---------  ---------  ---------

INCOME BEFORE CUMULATIVE EFFECT
 OF A CHANGE IN ACCOUNTING                 636        771        445        189
 PRINCIPLE
CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE                       --         --         --        508
                                     ---------  ---------  ---------  ---------

NET INCOME                                 636        771        445        697

RETAINED EARNINGS, Beginning
  of period                              9,115      8,081      9,306      8,155
                                     ---------  ---------  ---------  ---------

RETAINED EARNINGS, End of period     $   9,751  $   8,852  $   9,751  $   8,852
                                     =========  =========  =========  =========

INCOME PER SHARE (Note 4):
  INCOME BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING
  PRINCIPLE                            $.20       $.24       $.14       $.06
                                       ====       ====       ====       ====
CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE                   --         --        $--         .16
                                       ----       ----       ----       ----

NET INCOME                             $.20       $.24       $.14       $.22
                                       ====       ====       ====       =====

WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN COMPUTATIONS                  3,258      3,217      3,248      3,227
                                     =========  =========  =========  =========






See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                39 Weeks Ended
                                                              ------------------
                                                              July 1,    July 2,
                                                                1995      1994
                                                              -------    -------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                  $    445  $    697
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of a change in accounting
       principle                                                   --      (508)
      Depreciation and amortization of fixed assets             1,408     1,078
      Amortization of intangibles                                 352       215
      Provision for uncollectible long-term receivables            50        --
  Changes in assets and liabilities:
      Increase in accounts receivable                            (129)     (313)
      Increase in inventories                                    (113)      (30)
      (Increase) Decrease in prepaid expenses                    (372)      113
      Increase in refundable and prepaid income taxes             (88)     (357)
      Decrease in other assets                                    146       542
      Increase in accounts payable - trade                        664       430
      Increase (Decrease) in accrued expenses and other
       current liabilities                                        841       (71)
      Decrease in accrued income taxes                            (27)      (75)
      Increase in operating lease deferred credit                  78       165
      Decrease (Increase) in deferred income taxes                 30       (25)
                                                             --------  --------

         Net cash provided by operating activities              3,285     1,861
                                                             --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                    (5,757)   (2,463)
  Additions to intangible assets                                 (146)     (147)
  Issuance of long-term receivables                              (168)     (200)
  Payments received on long-term receivables                       92        32
  Restaurant Acquisititions                                    (2,335)     --
                                                             --------  --------
         Net cash used in investing activities                 (8,314)   (2,778)
                                                             --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                       4,250     2,250
  Principal payment on long-term debt                          (1,814)     (828)
  Proceeds from sales leaseback                                   825       478
  Principal payment on capital lease obligations                  (50)      (25)
  Exercise of stock options                                        96       121
                                                             --------  --------
         Net cash provided by financing activities              3,307     1,996
                                                             --------  --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (1,722)    1,079

CASH AND CASH EQUIVALENTS, beginning of period                  2,913     1,987
                                                             --------  --------

CASH AND CASH EQUIVALENTS, end of period                     $  1,191  $  3,066
                                                             ========  ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                  $    287  $    119
                                                             ========  ========

   Income taxes                                              $    434       530
                                                             ========  ========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------
1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments and the change in accounting principle referred to below) necessary to present fairly the financial position at July 1, 1995 and results of operations and changes in cash flows for the periods ended July 1, 1995 and July 2, 1994 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 1, 1994. The results of operations for the periods ended July 1, 1995 are not necessarily indicative of the operating results for the full year.

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

4.  INCOME PER SHARE OF COMMON STOCK

Per share data is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period; common stock equivalents consist of dilutive stock options. For the periods ended July 1, 1995 and July 2, 1994, fully diluted net income per common share and common share equivalent is not shown since the effect is not material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Net Sales

Net sales at restaurants and bars owned by the Company increased 18.3% in the 13-week period ended July 1, 1995 from the comparable period ended July 2, 1994 and increased 17.0% in the 39-week period ended July 1, 1995 from the comparable period last year. The increase in net sales for the 13-week and 39-week periods was due primarily to sales from new or acquired restaurants which the Company did not operate in some or all of the comparable periods last year (America in McLean, Virginia, Bryant Park Grill & Cafe, B.Smith's in Washington, D.C., Lor-e-lei Restaurant and Cabana Bar, and Lutece). Same store sales in the 13-week period ended July 1, 1995 decreased by 3.6% as compared to the same period last year and same store sales in the 39-week period decreased by 0.9% as compared to the same period last year principally due to customer counts.

Costs and Expenses

The Company's cost of sales consists only of food and beverage costs at restaurants and bars owned by the Company. For the 13-week period ended July 1, 1995 cost of sales as a percentage of net sales decreased to 27.0% from 27.6% for the comparable period last year and for the 39-week period ended July 1, 1995 cost of sales as a percentage of net sales decreased to 27.6% as compared to 27.9% last year.

Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales, increased to 64.2% for the 13-week period ended July 1, 1995 from 59.8% for the comparable period last year and for the 39-week period ended July 1, 1995 increased to 67.6% from 65.0% for the comparable period last year. This increase in operating expenses as a percentage of net sales in the 13-week period ended July 1, 1995 was principally due to payroll expenses which increased to 35.7% as compared to 32.7% last year and for the 39-week period ended July 1, 1995 payroll expenses increased to 36.7% as compared to 35.1% last year. This increase in payroll for the 13-week and 39-week period ended July 1, 1995 was principally due to a special charge related to the settlement of a claim at one of the Company's New York restaurants.

General and administrative expenses, as a percentage of net sales, were 4.7% for the 13-week period ended July 1, 1995 as compared to 5.8% for the 13-week period ended July 2, 1994 and were 6.1% for the 39-week period ended July 1, 1995 as compared to 6.8% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 4.1% for the 13-week period ended July 1, 1995 as compared to 5.0% last year and would have been 5.3% for the 39-week period ended July 1, 1995 as compared to 5.8% last year. The decrease of general and administrative expenses as a percentage of net sales for the fiscal 1995 periods are due principally to an increase in net sales while general and administrative expenses remained fairly constant.

The Company had net income of $636,000 for the 13-week period ended July 1, 1995 as compared to a net income of $771,000 for the comparable period last year and net income for the 39-week period ended July 1, 1995 was $445,000 as compared to $697,000 last year. Net income for the 39-week period ended July 2, 1994 includes a benefit of $508,000 from the cumulative effect of the Company's change in accounting for income taxes.

During the 13-week period ended July 1, 1995 the Company managed five restaurants and one bar owned by third parties. Net sales of the managed locations were $3,020,000 during the 13-week period ended July 1, 1995 as compared to $3,100,000 last year and net sales were $7,584,000 during the 39-week period ended July 1, 1995 as compared to $7,497,000 last year. Net sales of these restaurants and bars are not included in consolidated net sales.

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

As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, commencing January 1, 1994, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The Company estimates that this credit will be in excess of $250,000 for the current year.

The Financial Accounting Standards Board ("FASB") issued Statement No.109, "Accounting for Income Taxes" ("SFAS No.109") in 1992. This statement supersedes Accounting Principles Board Opinion No.11 and SFAS No.96 and requires an asset and liability approach for financial accounting and reporting of income taxes. The Company adopted SFAS No.109 at the beginning of the prior fiscal year
(October 3, 1993) and the cumulative effect was to increase net income by $508,000 in the 39-week period ended July 2, 1994.

Liquidity and Capital Resources

The Company's primary source of capital is cash provided by operations and funds available from the $4,250,000 revolving credit agreement with its main bank. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants and acquiring existing restaurants.

In August 1994, the Company and its main bank agreed to an extension and increase of the existing Revolving Credit and Term Loan Facility. The agreement enables the Company to borrow up to $4,250,000 until December 31, 1996, at which time outstanding loans may be converted into term loans payable in 36 monthly installments through December 31, 1999. At July 1, 1995 the Company had borrowings outstanding of $2,750,000 under this agreement. The Company also has a Letter of Credit Facility on which the Company had delivered $1,765,130 in irrevocable letters of credit in lieu of lease security deposits. The Company believes that it has sufficient working capital sources for its presently anticipated business needs.

At July 1, 1995, the Company had a working capital deficit of $1,242,000 as compared to working capital of $1,517,000 at October 1, 1994. The significant change in working capital is principally due to cash used to finance construction costs of the Company's latest restaurant (Bryant Park Grill & Cafe) and two acquisitions completed in fiscal 1995 (Lutece and Lor-e-lei Restaurant and Cabana Bar). The Company is able to operate with a working capital deficit because the restaurant business does not require the maintenance of significant receivables or inventories.

The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the company's ability to borrow funds.

Restaurant Expansion

In the third fiscal quarter of 1995 the Company opened a 1,200-seat restaurant in Bryant Park, a nine-acre park behind the New York City Public Library (Bryant Park Grill & Cafe). In the first fiscal quarter of 1995, the Company completed two acquisitions--a four-star French restaurant in New York City (Lutece) and a casual restaurant and bar in the Florida Keys (Lor-e-lei Restaurant and Cabana
Bar). The Company also opened in that same quarter another restaurant in Union Station in Washington, D.C. (B. Smith's, the Company's second such restaurant). The Company committed approximately $8,100,000 to these projects which were financed by utilizing existing working capital, drawing on the existing bank credit line, the issuance of a purchase money note and the sale leaseback of certain equipment.

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

 3.3    Certificate  of  Amendment  to  Certificate  of   Incorporation  of  the
        Registrant filed on July 21, 1988,  incorporated by reference to Exhibit
        3.3 to Exhibit 3.3 to the 1994 10-K.

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

10.9 Agreement of Lease dated April 26, 1985 between 2 Park Avenue Avenue Associates, and The Ritz Cafe, Inc., incorporated by reference to
        Exhibit 10.9 to the 1994 10-K.

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

10.13 Indenture of Lease dated as of January 1, 1986, betwee Buchbinders Restaurant, Inc. and Ark 27th St., Inc., incorporated by reference to
        Exhibit 10.13 to the 1994 10-K.

10.14 Agreement of Lease dated as of April 1, 1986 between 377 Third Avenue Co. and Ark 27th St., Inc., incorporated by reference to Exhibit 10.14 to the 1994 10-K.

10.15 Management Agreement dated September 10, 1986 by and between Amphitryon, Inc. and Standish Group Inc. and Ark Seventh Avenue South Corp., incorporated by reference to Exhibit 10.15 to the 1994 10-K.

10.16 Agreement dated as of November 11, 1986 among the Registrant, La Femme Noire, Inc. and Barbara Smith, incorporated by reference to Exhibit
        10.16 to the 1994 10-K.

10.17 Management Agreement dated as of June 1987 between Ark Operating Corp. and Rio Restaurant Associates, incorporated by reference to Exhibit
        10.17 to the 1994 10-K.

10.18 Agreement of Lease dated June 29, 1987 between the Registrant and Bruce and Carol Haley, incorporated by reference to Exhibit 10.18 to the 1994 10-K.

10.19 Lease Agreement dated as of May 2, 1988, between Union Station Venture, Ltd., as lessor, and Ark Union Station, Inc., as lessee, incorporated by reference to Exhibit 10.19 to the 1994 10-K.

10.20 Agreement dated December 9, 1988 among 625 Broadway Leasing Corp., and Ark Sub-One Corp., incorporated by reference to Exhibit 10.20 to the 1994 10-K.

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

10.25 First Amendment to Lease dated January 1, 1990 between Potomac River Front Limited Partnership Limited ("Landlord") and Ark Potomac Corporation ("Tenant") incorporated by reference to Exhibit 10.25 to the 1994 10-K.

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

10.35 Modification of Lease dated December 31, 1992 between Moklam Enterprises, inc. ("Landlord") and Father Brad's Broadway Dining, Inc. ("Tenant") incorporated by reference to Exhibit 10.35 to the the 1994 10-K.

10.36 Operating Agreement, dated March 3, 1993 between Ark JMR Corp. and Jim McMullen Restaurant, Inc, incorporated by reference to Exhibit 10.36 to the 1994 10-K.

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

10.42 Lease Agreement dated February 4, 1994 between Union Station Venture, Ltd. and La Femme Noire D.C. Incorporated, incorporated by reference to
        Exhibit 10.41 to the 1994 10-K.

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

10.46 Lease dated November 2, 1994 between Andre Soltner and Simone Soltner d/b/a ANSI Realty Company, and KRA Holdings, Inc., Tenant, incorporated by reference to Exhibit 10.46 to the 1994 10-K.

10.47 Lease dated November 18, 1994 between Islamorada Resort, Inc., as Landlord and Ark Islamorada Corp., as Tenant, incorporated by reference to Exhibit 10.47 to the 1994 10-K.

27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR version only.



(b) Reports on Form 8-K - none.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 11, 1995

ARK RESTAURANTS CORP.




By /s/ Michael Weinstein
   ---------------------
       Michael Weinstein, President


By /s/ Andrew B. Kuruc
   ---------------------
       Andrew B. Kuruc,
       Vice President, Controller and
       Principal Accounting Officer