Form 10-K405
period 1995-09-30
ARK RESTAURANTS CORP
filed 1995-12-28
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the Fiscal Year Ended September 30, 1995

                                  OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ___________ to ____________

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
         -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             New York                                    13-3156768
---------------------------------         --------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                85 Fifth Avenue, New York, N.Y.             10003
         -----------------------------------------------------------------
           (Address of Principal Executive Offices)       (Zip Code)

               Registrant's telephone number, including area code:

                                 (212) 206-8800
                                 --------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
      Title of Each Class                            on Which Registered
Common Stock, $.01 par value                             NASDAQ/NMS

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        Indicate by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

        The aggregate market value at December 18, 1995 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the NASDAQ/National Market) held by non-affiliates of the Registrant was approximately $14,455,586. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 18, 1995, there were outstanding 3,191,045 shares of the Registrant's Common Stock, $.01 par value.

Document Incorporated by Reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than January 29, 1996 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                     PART I

Item 1. Business


General

        Ark Restaurants Corp. (the "Registrant or the Company") is a holding company which, through subsidiaries, operates 29 restaurants, two bakeries and a cafeteria. Of those facilities, 23 restaurants and two bakeries are owned by the Company and six restaurants and the cafeteria are owned by others and managed by the Company.

        The Company was formed in 1983 to concentrate the ownership of four restaurants operated by the the Company's principals since 1975. Until 1987 all of the Company's facilities were located in the New York City metropolitan area. In 1987, three facilities were opened in Boston, Massachusetts. Since then the Company has opened five facilities in the Washington, D.C. metropolitan area, one in Islamorada, Florida, one in Oxnard, California, one in Rhinebeck, New York and one in Jersey City, New Jersey.

        In addition to the shift from a Manhattan-based operation, the nature of the facilities operated by the Company has shifted from smaller, neighborhood restaurants, to larger destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant's location. Most of the restaurants opened in recent years are of the latter description and the Company intends to concentrate on developing or acquiring similar facilities in the future. In fiscal 1995, the Company opened two such restaurants (B. Smith's in Washington and Bryant Park Grill and Cafe in New York). The Company contemplates the opening in late 1996 or early 1997 of a group of restaurants in the 2,100 room hotel to be known as New York, New York Hotel & Casino under construction in Las Vegas, Nevada.

        The names and themes of the Company's restaurants are different except for the Company's three America restaurants, two B. Smith's restaurants and two Sequoia restaurants. The menus in the Company's restaurants are extensive, offering a wide variety of high quality foods at generally moderate prices. Two of the Company's restaurants, Lutece and An American Place, may be classified as expensive. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas utilized by diners awaiting tables. A majority of the net sales of the Company is derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

        While decors differ from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and in some cases, highly theatrical.

        The following table sets forth certain information with respect to the Company's facilities currently in operation.

        Name           Location                     Year Opened(1)      Restaurant Size         Seating             Lease
        ----           --------                     --------------       (Square feet)         Capacity(2)      Expiration(3)
                                                                        ---------------         Indoor-         -------------
                                                                                               (Outdoor)
                                                                                               ---------
Museum Cafe            Columbus Avenue                    1975                   1,600                100               1998
                       New York, NY
                       (at 77th Street)

Perretti               Columbus Avenue                    1977                   1,600                124               2003
                       New York, NY
                       (between 72nd and 73rd
                       Streets)

Metropolitan Cafe      First Avenue                       1982                   4,000           180-(50)               2006
                       New York, NY
                       (between 52nd and 53rd
                       Streets)

Ernie's                Broadway                           1983                   6,600                300               2008
                       New York, NY
                       (between 75th and 76th
                       Streets)

America                18th Street                        1984                   9,600                350               2004
                       New York, NY
                       (between 5th Avenue
                       and Broadway)

Woody's (4)            Seventh Avenue South               1986                   1,700                 90               1999
                       New York, NY
                       (between Charles and
                       10th Streets)

B. Smith's (5)         Eighth Avenue                      1986                   8,000                400               2006
                       New York, NY
                       (at 47th Street)

Rodeo Bar and          Third Avenue                       1987                   4,300                120               2000
Grill                  New York, NY
                       (at 27th Street)

The Marketplace        Faneuil Hall Market,               1987                   3,000                100               2000
Cafe (4)               Boston, Massachusetts

El Rio Grande          Third Avenue                       1987                   4,000                160               2014
(4)(6)                 New York, NY
                       (between 38th and 39th
                       Streets)

The Brewskeller        Faneuil Hall Market                1987                   1,500                 50               2000
(4)                    Boston, Massachusetts

        Name           Location                     Year Opened(1)      Restaurant Size         Seating             Lease
        ----           --------                     --------------       (Square feet)         Capacity(2)      Expiration(3)
                                                                        ----------------        Indoor-         -------------
                                                                                               (Outdoor)
                                                                                               ---------
An American            Park Avenue                        1986                   6,000                180               2005
Place                  New York, NY
                       (at 32nd Street)

Gonzalez y             Broadway                           1989                   6,000                250               1999
Gonzalez               New York, NY
                       (between Houston and
                       Bleeker Streets)

America                Union Station                      1989                  10,000                400               2009
                       Washington, D.C.

Center Cafe            Union Station                      1989                   4,000                200               2009
                       Washington, D.C.

Sequoia                Washington Harbour                 1990                  26,000          600-(400)               2005
                       Washington, D.C.

Sequoia                South Street Seaport               1991                  12,000          300-(100)               2006
                       New York, NY

Beekman 1766           Mill Street                        1991                   5,000                225               2001
Tavern                 Rhinebeck, NY

Mackinac Bar &         384 Columbus Avenue                1991                   3,500                130               2004
Grill (4)              New York, NY
                       (between 78th and 79th
                       Streets)

Canyon Road            First Avenue                       1984                   2,500                130               2004
                       New York, NY
                       (between 76th and 77th
                       Streets)

Louisiana              Broadway                           1992                   4,500                130               1999
Community Bar &        New York, NY
Grill                  (between Houston &
                       Bleeker Streets)

Oar Bar & Grill        Faneuil Hall Market                1987                   2,500                130               2000
(4)                    Boston, Massachusetts

Jim McMullen           Third Avenue                       1993                   6,000                250               2002
                       New York, NY
                       (between 76th and 77th
                       Streets)

Whale's Tail           Channel Islands Harbor             1993                  10,000                300               2028
                       Oxnard, California

America                Tyson's Corner                     1994                  11,000                400               2014
                       McLean, Virginia

B. Smith's(5)          Union Station                      1994                   8,600                280               2009
                       Washington, D.C.


        Name           Location                     Year Opened(1)      Restaurant Size         Seating             Lease
        ----           --------                     --------------       (Square feet)         Capacity(2)      Expiration(3)
                                                                        ----------------        Indoor-         -------------
                                                                                               (Outdoor)
                                                                                               ---------
Lutece                 East 50th Street                   1994                   2,500                 92               2019
                       New York, NY
                       (between 2nd and 3rd
                       Avenues)

Lorelei Restaurant     Islamorada, Florida                1994                  10,000                400               2029
and Cabana Bar

Columbus Bakery        Columbus Avenue                    1988                   2,000                 25               2002
                       New York, New York
                       (between 82nd and 83rd
                       Street)

Bryant Park Grill      Bryant Park                        1995                [25,000]        180-(1,020)               2025
                       New York, New York

Columbus Bakery        First Avenue                       1995                    2000                 75               2006
                       New York, NY
                       (between 52nd and 53rd
                       Streets)

Market at              Newport Office Tower               1995                   7,500                250               2015
Newport (4)            525 Washington Blvd.
                       Jersey City, NJ


   (1) Restaurants are, from time to time, renovated and/or renamed. "Year Opened" refers to the year in which the Company or an affiliated predecessor of the Company first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant name may have changed since that date.

   (2) Seating capacity refers to the seating capacity of the indoor part of a restaurant, therefor available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only in clement weather.

   (3)    Assumes the exercise of all available lease renewal options.

   (4) Restaurant owned by a third party and managed by the Company. Management fees earned by the Company are based either on a percentage of cash flow of the restaurant or a fixed amount or a combination of the two.

   (5) 20% of the stock of each of the corporate subsidiaries operating the two B. Smith's restaurants is owned by the manager of the restaurant. The corporate subsidiaries owning or managing all of the other facilities are wholly-owned by the Company.

   (6) The Company owns a 19% interest in the partnership which owns El Rio Grande.

Restaurant Expansion

   During the first quarter of fiscal 1995, the Company opened its second B. Smith's in Union Station, Washington D.C. During fiscal 1994, the Company entered into agreements to acquire Lutece in New York City and the Lorelei Restaurant and Cabana Bar in Islamorada, Florida, both of which acquisitions were completed in the first quarter of fiscal 1995.

   During fiscal 1995, the Company converted a restaurant on Columbus Avenue in Manhattan into the Columbus Bakery. The Columbus Bakery supplies baked goods to other facilities of the Company in Manhattan. It also sells at retail, coffee, baked goods and prepared foods on a "take out" basis or for on premise consumption. During the first quarter of fiscal 1996, the Company opened another bakery (Columbus Bakery), operating on a retail basis similar to that of the existing Columbus Bakery, in premises adjacent to the Company's Metropolitan Cafe restaurant on First Avenue in Manhattan.

   In the third fiscal quarter of 1995, the Company opened a major facility in Bryant Park, Manhattan. The facility includes a restaurant, the Bryant Park Grill and an outdoor cafe, the Bryant Park Cafe. The Bryant Park Grill has 180 seats indoors plus 400 additional seats on its roof and in an adjacent outdoor garden. The Bryant Park Cafe has 620 outdoor seats in the Bryant Park terrace.

   The Company has recently signed letters of intent with New York, New York Hotel & Casino, a joint venture between Primadonna Resorts, Inc. and MGM Grand, Inc. to design, build and operate a group of restaurants in the 2,100 room Las Vegas resort casino which is expected to open in December 1996. Under the terms of the letters of intent, the Company will build a 450-seat America restaurant, a 150-seat steakhouse and a group of small fast food restaurants in a food court with a New York theme. The steakhouse will be operated under the name "Gallaghers" under a license agreement from the owner of the New York restaurant of that name. In addition, the Company will operate the hotel's room service, its banquet facilities and its employee cafeteria. The transaction is subject to the negotiation of definitive agreements.

   The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs and costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The Company estimates that such pre-opening expenses and early operating losses were approximately $950,000 in connection with the opening of B. Smith's in Washington, the Columbus Avenue Bakery and the Company's Bryant Park facilities. The amount of such pre-opening expense and early operating loss can generally be expected to depend upon the size and complexity of the facility being opened. Accordingly, the Company expects to incur extensive pre-opening expenses and early operating losses in connection with the opening of the planned Las Vegas operations.

   The Company intends to direct its restaurant expertise and financial resources in developing larger restaurants benefitting from the high patron traffic of unique locations, such as Sequoia in New York and Washington, America in Washington, B. Smith's in Washington, Bryant Park and the planned Las Vegas facility. Nevertheless, the Company also intends to take advantage of other opportunities considered to be favorable when they occur, such as the acquisition of the highly regarded restaurant Lutece in the last fiscal year.


Restaurant Management

   Each restaurant is managed by its own manager and has its own chef. Food products and other supplies are purchased from various unaffiliated suppliers in most cases by the Company's headquarters personnel. The Company's restaurants have two or more assistant managers and assistant chefs. The executive chef department designs menus and supervises the kitchens. Financial and management control is maintained at the corporate level through the use of an automated data processing system that includes centralized accounting and reporting. The Company has developed its own proprietary software which processes information input daily at the Company's restaurants. The Company believes that the information generated by this process enables it to monitor closely the activities at each restaurant and enhances the Company's ability to effectively manage its restaurants.


Employees

   At December 9, 1995, the Company employed 1,949 persons (including employees at managed facilities), 36 of whom were headquarters personnel, 124 of whom were restaurant management personnel, 551 of whom were kitchen personnel and 1,238 of whom were restaurant service personnel. A number of the Company's restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect the labor costs of the Company and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. With the exception of the employees at Lutece in New York, the Company's employees are not covered by a collective bargaining agreement. The Company believes its employee relations are satisfactory.

Competition

   The restaurant and bar business is intensely competitive and involves a high degree of risk. The Company believes that a large number of new restaurants and bars open each year, a significant number of which do not succeed. Even successful restaurants and bars can rapidly lose popularity due to changes in consumer tastes, economic conditions and population and traffic patterns. There is active competition for competent chefs and management personnel and intense competition among major restaurateurs and food service companies for the larger, unique sites suitable for restaurants.


Government Regulation

   The Company is subject to various federal, state and local laws and regulations affecting its business, including a variety of regulatory provisions relating to wholesomeness of food, sanitation, health, safety and licensing in the sale of alcoholic beverages. A number of the Company's restaurants have open or enclosed outdoor cafes which require the approval of, or licensing by, a number of governmental agencies. The suspension by any regulatory agency of the food service or liquor license of any of the Company's bars or restaurants would have a material adverse effect upon the affected bar or restaurant and may adversely affect the Company as a whole.

   The New York State Liquor Authority must approve any transaction in which a shareholder of the Company increases his holdings to 10% or more of the outstanding capital stock of the Company and any transaction involving 10% or more of the outstanding capital stock of the Company.


Seasonal Nature of Business

   The Company's business is highly seasonal. The second quarter, consisting of the non-holiday portion of the cold weather season in New York, Boston and Washington (January, February and March), is the poorest performing quarter. The Company achieves its best results during the warm weather, attributable to the Company's extensive outdoor dining availability, particularly at Bryant Park and Sequoia in Washington (the Company's largest restaurants) and the Company's numerous outdoor cafes. The Company anticipates that the planned facility in Las Vegas will operate on a more level basis through the year and, accordingly, may have the effect of reducing the seasonal nature of the Company's business as it currently exists.

Item 2.   Properties

   The Company's facilities and executive offices are occupied under leases. Most of the Company's restaurant and bar leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the Company's sales at such facility. These leases (including leases for managed restaurants) have initial terms expiring as follows:

                       Years Lease                            Number of
                       Term Expire                            Facilities
                       -----------                            ----------
                        1995-2000                                 13
                        2001-2005                                  8
                        2006-2010                                  8
                        2011-2015                                  4
                        2016-2020                                  0
                        2021-2025                                  0
                        2026-2030                                  1

        The Company's executive, administrative and clerical offices, located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York, are occupied under a lease which expires in October 2008, which includes one five year renewal option. The Company maintains an office in Washington, D.C. for its catering operations, the lease for which expires in December 1997.

        For   information   concerning  the  Company's   future  minimum  rental
commitments under non-cancelable operating leases, see Note 6 of Notes to Consolidated Financial Statements.


Item 3.        Legal Proceedings

        In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and workmen's compensation claims, which are generally handled by the Company's insurance carriers.

        The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. Various discrimination suits are currently pending, some of which involve substantial claims for compensatory and punitive damages. The Company does not believe that any of such suits will have a materially adverse effect upon the Company, its financial condition or operations.

        In the third quarter of fiscal 1995, the Company settled an action brought by employees at one of the Company's restaurants which alleged violations of federal and state wage and hour laws. The circumstances that gave rise to this claim existed at this restaurant only and have since been remedied. Pursuant to the terms of the settlement the Company paid approximately $375,000 to the plaintiffs (including their legal fees).

Item 4.        Submission of Matters to a Vote of Security Holders

        Not applicable.

Executive Officers of the Company

        The following table sets forth the names and ages of executive officers of the Company and all offices held by each person:

     Name                            Age                Positions and Offices
     ----                            ---                ---------------------
     Michael Weinstein               52                 President

     Vincent Pascal                  52                 Vice President and
                                                         Secretary

     Robert Towers                   48                 Vice President and
                                                         Treasurer

     Andrew Kuruc                    37                 Vice President and
                                                         Controller


        Each executive officer of the Company serves at the pleasure of the Board of Directors and until his successor is duly elected and qualifies.

        Michael Weinstein has been President and a director of the Company since its inception in January 1983. Since 1978, Mr. Weinstein has been an officer, director and 25% shareholder of Easy Diners, Inc., a restaurant management company which operates two restaurants in New York City. Since 1976, Mr. Weinstein has been an officer, director and shareholder of Teacher's Restaurant Limited, which owns and operates another restaurant in New York City. Neither Easy Diners, Inc. nor Teachers Restaurant Limited is a parent, subsidiary or other affiliate of the Company. Mr. Weinstein spends substantially all of his business time on Company-related matters.

        Vincent Pascal was elected Vice President, Assistant Secretary and a director of the Company in October 1985. Mr. Pascal became Secretary of the Company in January 1994.

        Robert Towers has been employed by the Company since November 1983 and was elected Vice President, Treasurer and a director in March 1987.

        Andrew Kuruc has been employed as Controller of the Company since April 1987 and was elected as a director of the Company in November 1989.

                                     PART II

Item 5. Market for the Company's Common Stock and Related Security Holder
         Matters


Market Information

         Effective December 14, 1994, the Company's Common Stock, $.01 par value, began trading in the over-the-counter market on the NASDAQ National Market ("NASDAQ") under the symbol "ARKR." For more than the two-year period prior thereto, the Company's Common Stock was traded on the American Stock Exchange ("AMEX"). The high and low sale prices for the Common Stock from October 2, 1993 through September 30, 1995 are as follows:

Calendar 1993

Fourth Quarter                            11 1/4   9 1/4

Calendar 1994

First Quarter                             11 1/4   8 7/8
Second Quarter                            9 1/8    6 3/8
Third Quarter                             7 5/8    6 1/2
Fourth Quarter
     October 1 - December 13 (AMEX)       8 3/8    7
     December 14 - December 31 (NASDAQ)   8 1/2    7

Calendar 1995

First Quarter                             10 1/4   7 5/8
Second Quarter                            10 1/2   8 1/4
Third Quarter                             10 1/4   8

Dividends

        The Company has not paid cash dividends since its inception and does not intend to pay dividends in the foreseeable future. Under the terms of the Revolving Credit and Term Loan Agreement between the Company and its main lender, the Company may pay cash dividends and redeem shares of Common Stock in any fiscal year only to the extent of an amount equal to 20% of operating cash flow for such fiscal year.

Number of Shareholders

        As of December 18, 1995, there were 95 holders of record of the Company's Common Stock.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

Item 6. Selected Consolidated Financial Data

     The following table sets forth certain financial data for the fiscal years ended 1991 through 1995. This information should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing at page F-1.



                                                                                  Year Ended
                                                -------------------------------------------------------------------------------
                                                September 30,     October 1,      October 2,       October 3,     September 28,
                                                    1995             1994            1993             1992            1991
OPERATING DATA:
   Net sales                                     $73,026,907     $60,404,339      $55,973,227     $49,283,481      $41,555,383
                                                 -----------     -----------      -----------     -----------      -----------
                                                 -----------     -----------      -----------     -----------      -----------

   Gross restaurant profit                       $53,001,963     $43,562,653      $40,364,491     $35,406,559      $29,900,170
                                                 -----------     -----------      -----------     -----------      -----------
                                                 -----------     -----------      -----------     -----------      -----------

   Operating income (1)                          $   960,794     $   840,452      $ 3,384,230     $ 2,671,891      $ 2,138,583

   Other income, net                                 937,763         507,200          268,606         250,558          110,439
                                                 -----------     -----------      -----------     -----------      -----------

   Income before provision for income
     taxes and extraordinary item                $ 1,898,557     $ 1,347,652      $ 3,652,836     $ 2,922,449      $ 2,249,022
                                                 -----------     -----------      -----------     -----------      -----------
                                                 -----------     -----------      -----------     -----------      -----------

   Income (loss) before extraordinary item       $ 1,121,126     $   643,032      $ 1,817,637     $ 1,473,133      $ 1,078,396
                                                 -----------     -----------      -----------     -----------      -----------
                                                 -----------     -----------      -----------     -----------      -----------

NET INCOME (LOSS)                                $ 1,121,126     $ 1,150,802      $ 1,936,737     $ 1,546,033      $ 1,120,896
                                                 -----------     -----------      -----------     -----------      -----------
                                                 -----------     -----------      -----------     -----------      -----------

   Income (loss) per share before
     extraordinary item and cumulative
     effect of accounting change                      $.34           $.20            $.57             $.48            $.37
                                                      ----           ----            ----             ----            ----
                                                      ----           ----            ----             ----            ----

NET INCOME (LOSS) PER SHARE                           $.34           $.36            $.61             $.50            $.38
                                                      ----           ----            ----             ----            ----
                                                      ----           ----            ----             ----            ----

   Weighted average number of shares
     used in computation                           3,251,336       3,225,680        3,198,429       3,101,719        2,952,595
                                                 -----------     -----------      -----------     -----------      -----------
                                                 -----------     -----------      -----------     -----------      -----------

BALANCE SHEET DATA (end of period):
   Total assets                                  $28,541,920     $21,768,747      $19,037,744     $17,579,531      $16,350,325
                                                 -----------     -----------      -----------     -----------      -----------
                                                 -----------     -----------      -----------     -----------      -----------

   Working capital (deficit)                     $    40,996     $ 1,517,601      $   490,956     $  (151,773)     $(1,482,527)
                                                 -----------     -----------      -----------     -----------      -----------
                                                 -----------     -----------      -----------     -----------      -----------

   Long-term debt                                $ 4,014,162     $   761,386      $   165,728     $ 1,537,243      $ 2,141,531
                                                 -----------     -----------      -----------     -----------      -----------
                                                 -----------     -----------      -----------     -----------      -----------

   Shareholders' equity                          $16,706,301     $15,210,202      $13,908,116     $11,444,566      $ 9,898,532
                                                 -----------     -----------      -----------     -----------      -----------
                                                 -----------     -----------      -----------     -----------      -----------

   Shareholders' equity per share                     $5.24          $4.88           $4.51            $3.88           $3.35
                                                      -----          -----           -----            -----           -----
                                                      -----          -----           -----            -----           -----

   Restaurants in operation at end of year,
     including restaurants managed                    32              27              26               24              23
                                                      --              --              --               --              --
                                                      --              --              --               --              --


(1) Operating income includes charges incurred in restaurant closed of $106,586 in the year ended, October 3, 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Accounting period

        The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 30, 1995, October 1, 1994 and October 2, 1993 included 52 weeks.


Net Sales

        Net sales at restaurants and bars owned by the Company increased by 20.9% from fiscal 1994 to fiscal 1995 and by 7.9% from fiscal 1993 to fiscal 1994. The increase in fiscal 1995 was due primarily to sales from restaurants acquired or opened in fiscal 1995 (Bryant Park Grill & Cafe, B. Smith's in Washington, D.C., Lorelei Restaurant and Cabana Bar and Lutece) and the first full operating year of a restaurant opened in fiscal 1994 (America in McLean, Virginia). Same store sales in fiscal 1995 decreased by 0.8%.

        The increase in fiscal 1994 was primarily due to sales from the first full operating year of restaurants acquired in fiscal 1993 (Jim McMullen and Whale's Tail) along with sales from a new restaurant opened in fiscal 1994 (America in Tyson's Corner, Virginia). Same store sales in fiscal 1994 increased by 2.5% principally due to increased customer counts.


Costs and Expenses

        The Company's cost of sales consists principally of food and beverage costs at restaurants and bars owned by the Company. Cost of sales as a percentage of net sales was 27.4% in fiscal 1995 and 27.9% in both fiscal 1994 and fiscal 1993. The Company believes its sophisticated centralized purchasing system has enabled it to efficiently utilize its purchasing power by upgrading product quality while controlling costs.

        Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales, were 66.7% in fiscal 1995, 64.2% in fiscal 1994 and 61.6% in fiscal 1993. Restaurant payroll as a percentage of net sales was 35.9% in fiscal 1995, 34.9% in fiscal 1994 and 33.7% in fiscal 1993. This increase in payroll expenses was principally due to costs associated with new restaurant openings in fiscal 1995 and to a special charge related to the settlement of a claim brought by the employees of one of the Company's New York restaurants alleging violations of federal and state wage and hour laws. Occupancy expenses (consisting of rent, rent taxes, real estate taxes, insurance and utility costs) were approximately 12.5% in both fiscal 1995 and fiscal 1994 and were 11.7% in fiscal 1993.

        The Company incurred approximately $950,000 of pre-opening and early operating losses at newly opened restaurants in fiscal 1995, $430,000 in fiscal 1994 and $160,000 in fiscal 1993. The Company typically incurs significant pre-opening expenses in connection with its new restaurants which are expended as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

        General and administrative expenses, as a percentage of net sales, decreased to 5.8% in fiscal 1995 from 6.6% in fiscal 1994 and were 5.8% in fiscal 1993. The decrease in fiscal 1995 was primarily due to the fact that the Company was able to manage the 20.9% increase in net sales with only a nominal increase in general and administrative expenses. In fiscal 1994 the Company had increased development staff in expectation of the fiscal 1995 new restaurants and acquisitions. If net sales at managed restaurants were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 5.0% in fiscal 1995, 5.6% in fiscal 1994 and 4.8% in fiscal 1993.

        As of September 30, 1995 the Company managed seven facilities owned by others (El Rio Grande, Mackinac Bar and Grill, and Woody's in Manhattan, The Market at Newport in Jersey City, New Jersey, the Marketplace Cafe, Oar Bar & Grill, and the Brewskeller Pub in Boston, Massachusetts). Net sales of these restaurants, which were $10,839,000 during fiscal 1995, $10,643,000 during fiscal 1994 and $10,973,000 during fiscal 1993, are not included in consolidated net sales. Management fee income in fiscal 1994 is net of charges totaling $719,000 from the write-off of unrecoverable advances to a managed restaurant in Miami, Florida, which the Company no longer manages, and from the write-off of a discontinued New York catering operation.

        Interest expense was $359,000 in fiscal 1995, $143,000 in fiscal 1994, and $106,000 in fiscal 1993. The increase in fiscal 1995 from 1994 is principally due to borrowings to finance the new restaurant openings and acquisitions in fiscal 1995.

        Interest income was $78,000 in fiscal 1995, $93,000 in fiscal 1994, and $130,000 in fiscal 1993. The decrease in fiscal 1995 was due to continued repayment of long-term receivables and lower interest rates.

        Other income, which generally consists of purchasing service fees, and the sale of logo T-shirts at various restaurants, was $1,219,000 in fiscal 1995, $557,000 in fiscal 1994 and $245,000 in fiscal 1993. The significant increases in fiscal 1995 and fiscal 1994 were principally due to amounts the Company received from a third party due to the temporary closing in fiscal 1994 of a restaurant (Ernie's).


Income Taxes

        The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non-consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

        For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income with the exception of the restaurants which operate in the District of Columbia. Accordingly, the Company's overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries. The Company's overall effective tax rate was 40% in fiscal 1995, 52% in fiscal 1994 and 47% in fiscal 1993. The Company's effective rate in fiscal 1995 benefited significantly from the first full fiscal year of tax credits available to the Company for FICA taxes paid by the Company with respect to tip income of service personnel. The effective tax rate in fiscal 1994 was negatively impacted by the charges to management fee income totaling $719,000 from the write-off of unrecoverable advances to a managed restaurant in Miami, Florida, which the Company no longer manages, and from the write-off of a discontinued New York catering operation.

        The Company's overall effective tax rate in the future will be affected by factors such as the level of losses incurred at the Company's New York facilities (which cannot be consolidated for state and local tax purposes), pre-tax income earned outside of New York City (where income tax rates are substantially lower in comparison to New York income tax rates) and the utilization of state and local net operating loss carry forwards. In order to more effectively utilize tax loss carry forwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries.

        As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, commencing January 1, 1994, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The net benefit to the Company was $299,000 in fiscal 1995 and $173,000 in fiscal 1994.

        The Company adopted the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109), as of the beginning of fiscal 1994. This statement supersedes Accounting Principles Board Opinion No. 11 and requires an asset and liability approach for financial accounting and reporting of income taxes. The cumulative effect of this adoption was to increase net income by $508,000 in fiscal 1994.


Liquidity and Sources of Capital

        The Company's source of capital is cash provided by operations and funds available from the $4,250,000 revolving credit agreement with its main bank. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants and acquiring existing restaurants.

        The net cash used in investing activities in fiscal 1995 ($9,096,000), fiscal 1994 ($3,008,000) and fiscal 1993 ($1,790,000) was principally from the Company's continued investment in fixed assets associated with constructing new restaurants and acquiring existing restaurants. In fiscal 1995 the Company opened a 1,200-seat restaurant in Bryant Park, a nine-acre park behind the New York City Public Library (Bryant Park Grill & Cafe) and opened another restaurant in Union Station in Washington, DC (B.Smith's, the Company's second such restaurant). The Company also acquired two restaurants - a renowned French restaurant in New York City (Lutece) and a casual restaurant and bar in the Florida Keys (Lorelei Restaurant and Cabana Bar). In fiscal 1994 the Company opened a 400-seat restaurant (America in Tyson's Corner Shopping Complex in McLean, Virginia) and completed the acquisition of a restaurant in Oxnard, California (Whale's Tail). In fiscal 1993, the Company renovated an existing restaurant which the Company has operated since 1977 (Perretti Italian Cafe) and the Company spent amounts on design and engineering services for the restaurant the Company opened in fiscal 1994 (America in McLean, Virginia).

        The net cash provided by financing activities in fiscal 1995 was principally from the Company's borrowings on its main credit facility exceeding repayments on such facility and proceeds from the sale leaseback of various kitchen equipment in a restaurant opened in New York City (Bryant Park Grill &
Cafe). In fiscal 1994 the Company received proceeds from the sale leaseback of various kitchen equipment in the restaurant opened in McLean, Virginia (America). In fiscal 1993 net cash used in financing activities was principally for the continued repayment of indebtedness incurred to repurchase the Company's Common Stock ($661,000) and to a lesser extent the repayment of bank debt ($544,000).


        At September 30, 1995 and October 1, 1994 the Company had working capital of $41,000 and

$1,518,000, respectively. The significant decrease in working capital in fiscal 1995 from fiscal 1994 was principally due to cash expended for the restaurant openings and acquisitions incurred in fiscal 1995. The restaurant business does not require the maintenance of significant inventories or the financing of receivables, thus the Company is able to operate with minimal and even negative working capital.

        In August 1994 the Company and its main bank agreed to an extension and increase of the existing Revolving Credit and Term Loan Facility. The agreement enables the Company to borrow up to $4,250,000 until December 31, 1996, at which time outstanding loans may be converted into term loans payable in 36 monthly installments through December 31, 1999. At September 30, 1995 the Company had $3,000,000 outstanding under this agreement. In connection with this agreement, the Company also has a $1,750,000 Letter of Credit Facility. At September 30, 1995 the Company had delivered $1,131,000 in irrevocable letters of credit in lieu of lease security deposits. Certain provisions of the revolving credit facility limit permitted capital expenditures. During fiscal 1995, the Company exceeded the capital expenditure limitation covenant due to its significant investments in acquiring new restaurants and the construction costs for newly opened restaurants. The limitation was waived by the bank.

        The Company recently signed letters of intent with respect to extensive restaurant facilities to be operated by the Company in a new resort casino under construction in Las Vegas, Nevada. See "Restaurant Expansion" above. The Company expects that its capital commitments for these facilities will be between $8,000,000 and $9,000,000 which the Company intends to finance principally through a new financing facility with its main bank and, to a lesser extent, through cash from operations. The Company recently received a commitment letter from the bank which would amend the Company's existing revolving credit facility to provide for an increase in the amount the Company may borrow on a revolving credit basis to $11,000,000. The proposed revolving credit facility includes a $5,000,000 facility for working capital purposes at the Company's existing restaurants. Approximately $3,000,000 is outstanding under the current facility described above. Accordingly, approximately $2,000,000 in additional financing will be available for the restaurants currently in operation. The proposed revolving credit facility also includes a $6,000,000 facility for use in the construction of and as working capital for the Las Vegas restaurants. The two working capital facilities will each have two year terms at the end of which they will convert into two year term loans. The $5,000,000 facility will convert into a two year self-amortizing term loan. The $6,000,000 facility will convert into a two year term loan amortizing $5,000,000 over the two year period with the balance of $1,000,000 paid at maturity. The commitment of the bank is subject to the negotiation of definitive agreements and other conditions customary to a transaction of this nature.



        Although the Company is not currently committed to any other projects, the Company is exploring additional opportunities for expansion of its business. Additional expansion may require additional external financing.


Recent Developments

        The preliminary results of operations for the first two months of the first quarter of fiscal 1996 reflect a decline in same store sales of approximately 5% as compared to the first quarter of fiscal 1995. While the Company currently operates four more restaurants than it did at the beginning of the first quarter of fiscal 1995 certain of these new restaurants, particularly Bryant Park facilities, are seasonal in nature and will not contribute significantly to earnings in the first quarter of fiscal 1996.

As a result, the Company expects to report less net income in the first quarter of fiscal 1996 than it did in the comparable period in 1995.


Item 8. Financial Statements and Supplementary Data

        See page F-1.


Item 9. Disagreements on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

        See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 29, 1996 pursuant to Regulation 14A of the General Rules and Regulations ("Regulation 14A") under the Securities Exchange Act of 1934, as amended.


Item 11. Executive Compensation

        The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 29, 1996 pursuant to Regulation 14A.


Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 29, 1996 pursuant to Regulation 14A.


Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 29, 1996 pursuant to Regulation 14A.


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

    (a)  (1)      Financial Statements:                                     Page

                  Report of Independent Certified
                  Public Accountants                                         F-1

                  Consolidated Balance Sheets --
                  at September 30, 1995 and October 1, 1994                  F-2

                  Consolidated Statements of Operations --
                  For each of the three fiscal years ended
                  September 30, 1995, October 1, 1994 and October 2, 1993    F-3

                  Consolidated Statements of Shareholders' Equity --
                  For each of the three fiscal years ended
                  September 30, 1995, October 1, 1994 and October 2, 1993    F-4

                  Consolidated Statements of Cash Flows --
                  For each of the three fiscal years ended
                  September 30, 1995, October 1, 1994 and October 2, 1993    F-5

                  Notes to Consolidated Financial Statements                 F-6

    (2)           Exhibits:

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

         10.2 Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Andrew Kuruc and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

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

         *10.48 First Amendment of Lease dated as of the 13th day of July, 1994 by and between Mega Realty, L.L.C. and Conis Realty Corp.

         *10.49 Extension and Modification of Lease dated September 1995 between Rebak Realty Co. and MEB Emporium Corp.

         *10.50 Amendment and Modification of Leases, dated as of June 13, 1995 between Buchbinders Restaurant Inc. and Ark 27th Street, Inc.

         *10.51 Agreement dated December 5, 1995 between United Brody Corp. and Ark Steakhouse Corp.

         *21      Subsidiaries of the Registrant.

         *23      Consent of Deloitte & Touche LLP.

         *27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR Version only.

         ---------------------------------
         *Filed Herewith

   (b) Reports on Form 8-K:
       None

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Ark Restaurants Corp.:

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and its subsidiaries as of September 30, 1995 and October 1, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ark Restaurants Corp. and subsidiaries as of September 30, 1995 and October 1, 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective October 3, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.




New York, New York
November 30, 1995 (except for Note 13,
  as to which the date is December 28, 1995)

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                  September 30,    October 1,
ASSETS                                                                1995           1994
CURRENT ASSETS:
   Cash and cash equivalents                                        $ 1,271,284   $ 2,912,913
   Accounts receivable                                                1,273,827     1,085,176
   Current portion of long-term receivables (Note 2)                    163,436       139,340
   Inventories (Note 3)                                                 888,344       414,677
   Deferred income taxes (Note 10)                                      395,539        93,000
   Prepaid expenses                                                     957,018       392,271
   Other current assets                                                 534,852       618,307
                                                                    -----------   -----------

           Total current assets                                       5,484,300     5,655,684
                                                                    -----------   -----------

LONG-TERM RECEIVABLES (Note 2)                                        1,414,909     1,534,864

FIXED ASSETS - At cost (Notes 3 and 6):
   Leasehold improvements                                            14,421,187     9,632,792
   Furniture, fixtures and equipment                                 12,369,017     9,086,903
   Leasehold improvements in progress                                   133,789       801,032
                                                                    -----------   -----------

                                                                     26,923,993    19,520,727
   Less accumulated depreciation and amortization                    10,548,687     9,025,243
                                                                    -----------   -----------

                                                                     16,375,306    10,495,484
                                                                    -----------   -----------

INTANGIBLE ASSETS (Note 3)                                            4,336,347     3,041,262

OTHER ASSETS (Note 4)                                                   454,515       564,471
                                                                    -----------   -----------

                                                                    $28,541,920   $21,768,747
                                                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                         $ 2,035,769   $ 1,805,939
   Accrued expenses and other current liabilities (Notes 3 and 5)     2,849,292     2,151,764
   Current maturities of capital lease obligations (Note 7)             204,042        76,893
   Current maturities of long-term debt (Notes 3 and 6)                  88,832        76,329
   Accrued income taxes (Note 10)                                       265,369        27,158
                                                                    -----------   -----------

           Total current liabilities                                  5,443,304     4,138,083
                                                                    -----------   -----------

OBLIGATIONS UNDER CAPITAL LEASES (Note 7)                               929,985       349,405

LONG-TERM DEBT - Net of current maturities (Notes 3 and 6)            3,925,330       685,057

OPERATING LEASE DEFERRED CREDIT (Note 7)                              1,537,000     1,386,000

COMMITMENTS (Notes 6 and 7)

SHAREHOLDERS' EQUITY (Notes 6 and 8):
   Common stock, par value $.01 per share - authorized,
     10,000,000 shares; issued, 4,536,382 and 4,461,832 shares,
     respectively                                                        45,364        44,618
   Additional paid-in capital                                         7,481,636     7,107,409
   Retained earnings                                                 10,426,700     9,305,574
                                                                    -----------   -----------

                                                                     17,953,700    16,457,601
   Less treasury stock, 1,345,337 shares                              1,247,399     1,247,399
                                                                    -----------   -----------
                                                                     16,706,301    15,210,202
                                                                    -----------   -----------
                                                                    $28,541,920   $21,768,747
                                                                    ===========   ===========



See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Year Ended
                                                 ---------------------------------------------
                                                 September 30,    October 1,        October 2,
                                                      1995          1994              1993
NET SALES                                         $ 73,026,907    $ 60,404,339    $ 55,973,227

COST OF SALES                                       20,024,944      16,841,686      15,608,736
                                                  ------------    ------------    ------------

           Gross restaurant profit                  53,001,963      43,562,653      40,364,491

MANAGEMENT FEE INCOME (Note 9)                         925,332          59,159         726,850
                                                  ------------    ------------    ------------
                                                    53,927,295      43,621,812      41,091,341
                                                  ------------    ------------    ------------
OPERATING EXPENSES:
   Payroll and payroll benefits                     26,191,191      21,092,870      18,876,132
   Occupancy                                         9,035,078       7,554,536       6,522,016
   Depreciation                                      2,289,211       1,694,530       1,520,554
   Other                                            11,227,851       8,427,639       7,558,574
                                                  ------------    ------------    ------------
                                                    48,743,331      38,769,575      34,477,276
GENERAL AND ADMINISTRATIVE EXPENSES                  4,223,170       4,011,785       3,229,835
                                                  ------------    ------------    ------------
                                                    52,966,501      42,781,360      37,707,111
                                                  ------------    ------------    ------------
OPERATING INCOME                                       960,794         840,452       3,384,230
                                                  ------------    ------------    ------------
OTHER EXPENSE (INCOME):
   Interest expense (Note 6)                           359,159         143,130         106,453
   Interest income                                     (77,856)        (93,347)       (130,420)
   Other income (Note 11)                           (1,219,066)       (556,983)       (244,639)
                                                  ------------    ------------    ------------
                                                      (937,763)       (507,200)       (268,606)
                                                  ------------    ------------    ------------
INCOME BEFORE PROVISION FOR INCOME TAXES,
   EXTRAORDINARY ITEM AND CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE        1,898,557       1,347,652       3,652,836
PROVISION FOR INCOME TAXES (Note 10)                   777,431         704,620       1,835,199
                                                  ------------    ------------    ------------
INCOME BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE                              1,121,126         643,032       1,817,637
EXTRAORDINARY ITEM - Utilization of state net
   operating loss carryforwards (net of Federal
   income tax of $61,400)                                    -               -         119,100
CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE (Note 10)                            -          507,770              -
                                                  ------------    ------------    ------------
NET INCOME                                        $  1,121,126    $  1,150,802    $  1,936,737
                                                  ============    ============    ============
INCOME PER SHARE:
   Income before extraordinary item and
     cumulative effect of a change in
     accounting principle                            $ .34          $  .20          $  .57
   Extraordinary item                                    -               -             .04
   Cumulative effect of a change in
     accounting principle                                -             .16               -
                                                     -----          ------          ------
NET INCOME                                           $ .34          $  .36          $  .61
                                                     =====          ======          ======
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN COMPUTATIONS                              3,251,336       3,225,680       3,198,429
                                                  ============    ============    ============


See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993


                                                        Common Stock        Additional                                   Total
                                                 ------------------------     Paid-In       Retained    Treasury      Shareholders'
                                                    Shares        Amount      Capital       Earnings      Stock         Equity
BALANCE, OCTOBER 3, 1992                          4,297,932   $    42,979   $ 6,430,950   $ 6,218,035   $(1,247,399)   $11,444,565

   Exercise of stock options                        132,650         1,327       287,274             -             -        288,601

   Tax benefit on exercise of options                     -             -       238,213             -             -        238,213

   Net income                                             -             -             -     1,936,737             -      1,936,737
                                                -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, OCTOBER 2, 1993                          4,430,582        44,306     6,956,437     8,154,772    (1,247,399)    13,908,116

   Exercise of stock options                         31,250           312        67,813             -             -         68,125

   Tax benefit on exercise of options                     -             -        83,159             -             -         83,159

   Net income                                             -             -             -       1,150,802           -      1,150,802
                                                -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, OCTOBER 1, 1994                          4,461,832        44,618     7,107,409     9,305,574    (1,247,399)    15,210,202

   Exercise of stock options                         74,550           746       182,111             -             -        182,857

   Tax benefit on exercise of options                     -             -       192,116             -             -        192,116

   Net income                                             -             -             -       1,121,126           -      1,121,126
                                                -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 1995                       4,536,382   $    45,364   $ 7,481,636   $10,426,700   $(1,247,399)   $16,706,301
                                                ===========   ===========   ===========   ===========   ===========    ===========


See notes to consolidated financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Year Ended
                                                                                   -----------------------------------------
                                                                                    September 30,   October 1,    October 2,
                                                                                       1995            1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before extraordinary item and
     cumulative effect of a change in accounting principle                         $ 1,121,126    $   643,032    $ 1,817,637
   Extraordinary item                                                                        -              -        119,100
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
     Depreciation and amortization of fixed assets                                   1,988,968      1,508,489      1,367,509
     Amortization of intangibles                                                       450,787        264,092        200,061
     Provision for uncollectible long-term receivable                                  100,000        200,000              -
     Operating lease deferred credit                                                   151,000        220,000        194,000
     Deferred income taxes                                                            (302,100)      (107,005)      (171,243)
     Changes in assets and liabilities:
       Increase in accounts receivable                                                (188,651)      (420,737)       (69,533)
       (Increase) decrease in inventories                                             (126,205)         9,450        (91,057)
       (Increase) decrease in prepaid expenses                                        (564,747)        34,734        311,463
       Decrease (increase) in other assets, net                                        223,411        647,891     (1,193,624)
       Increase in accounts payable - trade                                            229,830        315,830        541,463
       Increase (decrease) in accrued income taxes                                     238,211        (47,819)      (300,165)
       (Increase) decrease in accrued expenses and
         other current liabilities                                                     397,528        (66,257)       102,122
                                                                                   -----------    -----------    -----------

           Net cash provided by operating activities                                 3,719,158      3,201,700      2,827,733
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                                        (6,610,540)    (2,820,366)    (1,095,831)
   Additions to intangible assets                                                     (145,872)       (39,887)       (81,458)
   Issuance of demand notes and long-term receivables                                 (224,913)      (206,512)      (298,504)
   Payments received on demand notes and long-term
     receivables                                                                       220,772         58,940        135,673
   Acquisition deposit                                                                       -              -       (450,000)
   Restaurant acquisitions                                                          (2,335,712)             -              -
                                                                                   -----------    -----------    -----------

           Net cash used in investing activities                                    (9,096,265)    (3,007,825)    (1,790,120)
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on long-term debt                                              (1,847,224)    (2,095,342)    (2,827,765)
   Issuance of long-term debt                                                        4,500,000      2,250,000      1,456,250
   Exercise of stock options                                                           374,973        151,284        526,814
   Principal payment on capital lease obligations                                     (117,218)       (52,144)             -
   Proceeds from sale lease back                                                       824,947        478,442              -
                                                                                   -----------    -----------    -----------

           Net cash provided by (used) in financing activities                       3,735,478        732,240       (844,701)
                                                                                   -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                 (1,641,629)       926,115        192,912

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                 2,912,913      1,986,798      1,793,886
                                                                                   -----------    -----------    -----------

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                                     $ 1,271,284    $ 2,912,913    $ 1,986,798
                                                                                   ===========    ===========    ===========

SUPPLEMENTAL INFORMATION:
   Cash payments for the following were:
     Interest                                                                      $   422,159    $   143,130    $   106,453
                                                                                   ===========    ===========    ===========

     Income taxes                                                                  $    649,689   $   776,473    $  1,959,471
                                                                                   ============   ============   ============



See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1995, OCTOBER 1, 1994 AND OCTOBER 2, 1993


1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Ark Restaurants Corp. and subsidiaries (the "Company") own and operate 25 restaurants, and manage 7 restaurants in New York City (20), Washington, D.C. (4), Boston (3), Rhinebeck, New York, Oxnard, California, McLean, Virginia, Islamorada, Florida and Jersey City, New Jersey. The Company also operates catering businesses in New York City and Washington, D.C. and wholesale and retail bakeries in New York City.

    Accounting Period - The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 30, 1995, October 1, 1994 and October 2, 1993, included 52 weeks.

    Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies where the Company is able to exercise significant influence over operating and financial policies even though the Company holds 50% or less of the voting stock, are accounted for under the equity method.

    Cash Equivalents - Cash equivalents include instruments with original maturities of three months or less.

    Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of food and beverages.

    Fixed Assets - Leasehold improvements and furniture, fixtures and equipment are stated at cost. Depreciation of furniture, fixtures and equipment (including equipment under capital leases) is computed using the straight-line method over the estimated useful lives of the respective assets (7 years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 35 years.

    Certain costs incurred during the construction period of restaurants, including rental of premises, training and payroll, are expensed as incurred.

    Intangible and Other Assets - Costs associated with acquiring leases and subleases, principally purchased leasehold rights, have been capitalized and are being amortized on the straight-line method based upon the initial terms of the applicable lease agreements, which range from 10 to 21 years.

    Goodwill recorded in connection with the acquisition of shares of the Company's common stock from a former shareholder, as discussed in Note 3, is being amortized over a period of 40 years. Goodwill arising from restaurant acquisitions is being amortized over a period of 15 years.

    Legal and other costs incurred to organize restaurant corporations are capitalized as organization costs and are amortized over a period of 5 years.

    Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period of 5 years.

    Operating Lease Deferred Credit - Several of the Company's operating leases contain predetermined increases in the rentals payable during the term of such leases. For these leases, the aggregate rental expense over the lease term is recognized on a straight line basis over the lease term. The difference between the expense charged to operations in any year and amounts payable under the leases during that year are recorded as a deferred credit. The deferred credit subsequently reverses over the lease term (Note 7).

    Occupancy Expenses - Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.

    Income Taxes - In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes enactment date.

    Effective October 3, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1994 statement of operations. Prior years' financial statements have not been restated.

    Income Per Share of Common Stock - Per share data is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents consist of dilutive stock options. Fully dilutive income per share of common stock is not shown for the effect is not material.

    Future Impact of Recently Issued Accounting Standards - In May of 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which requires impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. This Statement will be adopted by the Company as of October 1, 1995. The effect of the adoption of SFAS 114 on the Company's consolidated financial statements is not expected to be material.

    The Financial Accounting Standards Board has also issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Impairment of Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be adopted by the Company as of September 29, 1996. The effect of the adoption of SFAS 121 on the Company's consolidated financial statements is not expected to be material.

    Reclassifications - Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

2. LONG-TERM RECEIVABLES

    Long-term receivables consist of the following:


                                                                              September 30,  October 1,
                                                                                 1995          1994
      Advances for construction, working capital and certain
       bankruptcy claims, at one of the Company's managed
       locations, at prime interest rate plus 2% (a)                          $  860,131   $  900,563

      Advances for construction and working capital, at one of
       the Company's managed locations, at 15% interest; due
       in monthly installments through December 2000                             311,674      349,784

      Advances for construction, at one of the Company's managed locations, at prime plus 1%; due in monthly installments
       through December 1999                                                      99,244            -

      Note receivable, at 8% interest, due in monthly installments,
       through August 2001 (b)                                                   186,612      168,752

      Note  receivable,  secured by  personal  guarantees  of officers of a managed restaurant and fixed assets at that location, at 15%
       interest; due in monthly installments, through September 2000             115,287      129,708

      Note receivable, unsecured at prime plus 1%; due in six
       annual installments commencing April 1995 (c)                                   -      120,000

      Other                                                                        5,397        5,397
                                                                              ----------   ----------

                                                                               1,578,345    1,674,204

      Less current portion                                                       163,436      139,340
                                                                              ----------   ----------

                                                                              $1,414,909   $1,534,864
                                                                              ==========   ==========



   (a) The Company entered into an agreement in December 1990 to manage a restaurant located in New York City owned by a corporation which emerged from bankruptcy in accordance with a court-approved plan of reorganization. The Company has made advances for working capital and to pay certain bankruptcy claims. The advances bear interest at prime plus 2% and are generally repayable from excess cash flow after the payment of interest on the advances and the management fee. $595,974 of the advances are secured by the restaurant's assets. Interest has been recorded only to the extent it is considered to be collectible.

        Advances are generally payable from excess cash flow of the restaurant. However, in fiscal 1995 the restaurant cash flow was severely impacted by a 17.3% decrease in sales. Management believes that this sales decline is temporary and was principally due to a major street reconstruction project undertaken by the City of New York on the main avenue directly in front of the restaurant. The project occurred throughout a major portion of the fiscal year and is scheduled for completion shortly. Although in fiscal 1996, certain advances will be in default, the Company intends to renegotiate all advances. The Company continues to expect to recover the carrying value of these advances.

   (b) The Company has subleased since fiscal 1989 a restaurant site to a third party who is also operating a restaurant at such site. The sublease period was through March 1995 at an annual rate of $70,000. The Company agreed in July 1993 to extend and reschedule the amount due under the sublease and was issued a note to be paid in monthly installments through August 2001. The Company was given a limited personal guarantee by officers of the sublessee.

   (c) The Company lent $120,000 in June 1993 to an individual who is a manager and minority stockholder at one of the Company's restaurants. Such amount was fully repaid in fiscal 1995.

3. INTANGIBLE ASSETS

   Intangible assets consist of the following:


                                                September 30,   October 1,
                                                    1995           1994
      Goodwill (a)                               $3,812,877     $3,002,877
      Purchased leasehold rights (b)              1,277,740      1,274,540
      Noncompete agreements and other (a)         1,158,000        368,000
      Organization costs                            575,949        433,277
                                                 ----------     ----------

                                                  6,824,566      5,078,694

      Less accumulated amortization               2,488,219      2,037,432
                                                 ----------     ----------

                                                 $4,336,347     $3,041,262
                                                 ==========     ==========



   (a) In August 1985, certain subsidiaries of the Company acquired approximately one-third of the then outstanding shares of common stock (964,599 shares), from a former officer and director of the Company for a purchase price of $3,000,000. The consolidated balance sheets reflect the allocation of $2,946,000 to goodwill.

        During fiscal 1995, the Company acquired two restaurants for approximately $2,336,000 in cash plus the assumption of $900,000 in liabilities. These acquisitions were accounted for as purchase transactions with the purchase prices allocated as follows: inventories, $348,000; other assets, $30,000; leasehold improvements, $865,000; furniture, fixtures and equipment, $393,000; and intangible assets, $1,600,000.

   (b) Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

4. OTHER ASSETS

   Other assets consist of the following:


                                                      September 30,   October 1,
                                                          1995           1994
      Deposits                                          $392,018       $317,698
      Investments in and advances to affiliates (a)       62,497         96,773
      Other  advances (b)                                      -        150,000
                                                        --------       --------

                                                        $454,515       $564,471
                                                        ========       ========


   (a) The Company, through a wholly owned subsidiary, became a general partner with a 19% interest in a partnership which acquired on July 1, 1987 an existing Mexican food restaurant, El Rio Grande, in New York City. Several related parties also participate as limited partners in the partnership. The Company's equity in earnings of the limited partnership was $60,000, $75,000 and $92,000 for the years ended September 30, 1995, October 1, 1994 and October 2, 1993, respectively.

        The Company also manages El Rio Grande through another wholly owned subsidiary on behalf of the partnership. Management fee income relating to these services was $519,000, $383,000, and $368,000 for the years ended September 30, 1995, October 1, 1994 and October 2, 1993, respectively (Note 8).

        The Company acquired a 50% interest in a catering business in December 1992 for approximately $121,000. In February 1994, the Company terminated its interest in such business and wrote-off its equity investment. Management fee income for the years ended October 1, 1994 and October 2, 1993 is net of losses of $212,000 and $152,000, respectively, from such investment.

   (b) The Company entered into an agreement in March 1993 to operate an existing restaurant in New York City. The owner of the restaurant leased the furniture, fixtures and leasehold improvements to the Company along with a license to use the restaurant's name. The Company agreed to pay the owner an annual share of defined cash flow and advanced $900,000 in March 1993 to the owner with such amount to be applied against the owner's share of cash flow payable during the initial three year term of the agreement. As of September 30, 1995, the balance of $150,000 is classified in other current assets on the consolidated balance sheet.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accrued expenses and other current liabilities consist of the following:


                                                September 30,    October 1,
                                                     1995           1994
      Sales tax payable                           $  667,399     $  509,981
      Accrued wages and payroll related costs        636,734        673,114
      Other current liabilities                    1,545,159        968,669
                                                  ----------     ----------

                                                  $2,849,292     $2,151,764
                                                  ==========     ==========

6. LONG-TERM DEBT

   Long-term debt consists of the following:


                                                                            September 30,   October 1,
                                                                               1995           1994
    Note, issued in connection  with  acquisition of restaurant  site, at prime plus 2.5%, payable in monthly installments through
     February 1997 (a)                                                      $  412,382   $  421,408

    Revolving Credit and Term Loan Facility with interest at the
     prime rate, plus 1%; payable on December 31, 1996 (b) (Note 13)         3,000,000      250,000

    Promissory note payable to a landlord of a restaurant site,
     payable in monthly installments through May 1996 (c)                       29,717       89,978

    Note issued in connection  with  acquisition  of restaurant  site, at 7.25%, payable in monthly installments through
     January 1, 2000 (d)                                                       572,063            -
                                                                            ----------   ----------

                                                                             4,014,162      761,386

    Less current maturities                                                     88,832       76,329
                                                                            ----------   ----------

                                                                            $3,925,330   $  685,057
                                                                            ==========   ==========


   (a) In November 1993, the Company completed the purchase of a restaurant in Oxnard, California and issued a note for $441,000. The Company is obligated to remit monthly payments of $4,830 inclusive of interest until February 1997, at which time the remaining balance outstanding is due. The debt is secured by the leasehold improvements and tangible personal property of the restaurant.

   (b) In August 1994 the Company and its main bank agreed to an extension and increase of the existing revolving credit and term loan facility. The agreement enables the Company to borrow up to $4,250,000 until December 31, 1996, at which time outstanding loans may be converted into term loans payable in 36 monthly installments through December 31, 1999. Outstanding loans bear interest at the bank's prime rate plus 1% until December 31, 1996 and at the bank's prime rate plus 1 1/2% thereafter. The Company is required to pay a commitment fee of 1/2 of 1% per annum on the average daily unborrowed amounts.

        The Company also obtained a $1,750,000 Letter of Credit Facility. The Company pays commissions ranging from 1 1/2% to 2% per annum on outstanding letters of credit. The Bank's obligation to issue letters of credit terminates on December 31, 1999.

        The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing facilities and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such facilities.

        The agreement includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, advances to managed businesses, acquisitions of, or investments in, other than restaurant related businesses, and the ability of the Company to guarantee the indebtedness of others. Under the agreement, the Company may pay cash dividends and redeem stock only to the extent of 20% of operating cash flow as defined in the agreement for such fiscal year. The agreement also contains certain financial covenants such as minimum cash flow in relation to the Company's debt service requirements and the maintenance of minimum shareholders' equity (no less than $12,000,000). During Fiscal 1995, the Company exceeded the capital expenditure limitation covenant due to its significant investments in acquiring new restaurants and the construction costs for newly opened restaurants, which limitation was waived by the bank.


   (c) The Company is indebted to a landlord at one of its Washington, D.C. restaurant sites for amounts loaned by the landlord to fund leasehold improvements. The loan is payable in monthly installments through May 1996 with interest at a rate of 8% per annum. The obligation of the Company is secured by the leasehold improvements and other tangible property at the restaurant.

   (d) In November 1994, the Company issued a $600,000 note in connection with the acquisition of a restaurant in the Florida Keys. The Company remits monthly payments of $7,044 inclusive of interest until January 1, 2000, at which time the outstanding balance of $358,511 is due. The debt is secured by the leasehold improvements and tangible personal property at the restaurant.



   Required principal payments on long-term debt are as follows:


                       Year                   Amount
                       1996                 $   88,832
                       1997                  1,195,630
                       1998                  1,051,437
                       1999                  1,055,292
                       2000                    622,971
                     Thereafter                      -
                                            ----------
                                            $4,014,162
                                            ==========



    During the fiscal years ended September 30, 1995, October 1, 1994 and October 2, 1993, interest expense was $422,159, $143,130 and $106,453, respectively, of which $63,000 was capitalized during the fiscal year ended September 30, 1995.

7. LEASES

    The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2029. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurants' sales in excess of stipulated amounts at such facility.

    As of September 30, 1995, future minimum lease payments, net of sublease rentals, under noncancellable leases are as follows:


                                               Operating             Capital
                Year                             Leases               Leases
                1996                          $ 5,811,257            $  311,590
                1997                            6,149,340               321,235
                1998                            6,136,089               321,235
                1999                            5,732,928               263,365
                2000                            5,265,817               154,118
              Thereafter                       38,060,894                     -
                                              -----------            -----------

              Total minimum payments          $67,156,325             1,371,543
                                              ===========
              Less amount representing
               interest                                                 237,516
                                                                   ------------
              Present value of
               net minimum lease
               payments                                            $  1,134,027
                                                                   ============



    In connection with the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $1,131,130 as security deposits under such leases.

    Rent expense (net of sublease rental income of $124,025, $182,800 and $200,299 for the fiscal years ended September 30, 1995, October 1, 1994 and October 2, 1993, respectively) was $5,633,662, $4,558,202 and $3,885,884, during the fiscal years ended September 30, 1995, October 1, 1994 and October 2, 1993, respectively. Rent expense for the fiscal years ended September 30, 1995, October 1, 1994 and October 2, 1993 includes approximately $151,000, $220,000 and $194,000 of operating lease deferred credits, representing the difference between rent expense recognized on a straight-line basis and actual amounts currently payable. Contingent rentals, included in rent expense, were $405,399, $253,725 and $219,825 for the fiscal years ended September 30, 1995, October 1, 1994 and October 2, 1993, respectively.

8. STOCK OPTIONS

    On October 15, 1985, the Company adopted a Stock Option Plan (the "Plan") pursuant to which the Company reserved for issuance an aggregate of 175,000 shares of common stock. In May 1991 and March 1994, the Company amended such Plan to increase the number of shares issuable under the Plan to 350,000 and 447,650, respectively. Options granted under the Plan to key employees and directors are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire five years after the date of grant and are generally exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the date of grant.

   Additional information follows:

                                               1995        1994         1993
    Shares under option, beginning of year    183,800     195,050     327,700

    Options:
      Granted                                  81,000      20,000           -
      Exercised                               (74,550)    (31,250)   (132,650)
      Canceled or expired                      (1,125)          -           -
                                             --------    --------    --------

    Shares under option, end of year (a)      189,125     183,800     195,050
                                             ========    ========    ========

    Shares available for future grant          20,075      99,950      22,300
                                             ========    ========    ========

    Options exercisable (a)                    88,125     162,550     183,050
                                             ========    ========    ========

    Price range of outstanding
     options (b)                          $2.25-$8.00  $2.125-$6.50 $2.125-$4.375
                                          ===========  ============ =============


    (a) Options become exercisable at various times until expiration dates ranging from March 1995 through October 1999.

    (b) Prices reflect the fair market value on the dates of grant.

    The exercise of nonqualified stock options in the fiscal years ended September 30, 1995, October 1, 1994 and October 2, 1993 resulted in income tax benefits of $192,116, $83,159 and $238,213, respectively, which were credited to additional paid-in capital. The income tax benefits result from the difference between the market price on the exercise date and the option price.

9.  MANAGEMENT FEE INCOME

    As of September 30, 1995, the Company provides management services to six restaurants and a cafeteria owned by outside parties. In accordance with the contractual arrangements, the Company earns fixed fees and management fees based on restaurant sales and operating profits as defined by the various management agreements.

    The Company terminated a management agreement for a restaurant located in Miami, Florida in April 1994. During 1994, the Company had advanced approximately $507,000 for working capital and restaurant supplies at such location. In connection with the termination, the owner of the restaurant agreed to pay $200,000 of such advances and issued a note to the Company for such amount. The Company wrote off as uncollectible and charged to management fee income $307,000 of advances. Additionally, the Company provided an allowance by charging management fee income of $200,000 against the note due to the uncertainty of the note's collectibility.

    Restaurants managed had net sales of $10,838,664, $10,642,895 and $10,973,081 during the management periods within the years ended September 30, 1995, October 1, 1994, October 2, 1993, respectively, which are not included in consolidated net sales of the Company.

10. INCOME TAXES

    As discussed in Note 1, the Company adopted Statement 109 as of October 3, 1993. The cumulative effect of this change in accounting for income taxes of $507,770 is determined as of October 3, 1993 and is reported separately in the statement of operations for the year ended October 1, 1994.

    The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each subsidiary on a nonconsolidated basis. For New York State and City income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income.

    The provision for income taxes consists of the following:


                                                       Year Ended
                                      ------------------------------------------
                                       September 30,    October 1,    October 2,
                                            1995           1994          1993
    Current provision:
     Federal                            $   532,947    $   365,464    $ 1,188,281
     State and local                        475,062        446,161        818,161
                                        -----------    -----------    -----------

                                          1,008,009        811,625      2,006,442
                                        -----------    -----------    -----------

    Deferred provision (credit):
     Federal                               (314,745)      (206,955)      (127,315)
     State and local                         84,167         99,950        (43,928)
                                        -----------    -----------    -----------

                                           (230,578)      (107,005)      (171,243)
                                        -----------    -----------    -----------

                                            777,431        704,620      1,835,199
    Utilization of net operating loss
     carryforward                                 -              -       (119,100)
                                        -----------    -----------    -----------

                                        $   777,431    $   704,620    $ 1,716,099
                                        ===========    ===========    ===========



    The provision for deferred income taxes as of October 2, 1993 consists of the following:



    Excess (book) tax depreciation and amortization                   $  (105,283)

    Operating lease deferred credit                                       (65,960)
                                                                      ------------
                                                                      $  (171,243)
                                                                      ============

    The provision for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:


                                                                  Year Ended
                                                  ------------------------------------------
                                                   September 30,   October 1,     October 2,
                                                        1995         1994            1993

    Provision for Federal income taxes (34%)      $   646,000    $   458,000    $ 1,242,000

    State and local income taxes net of Federal
     tax benefit                                      369,000        360,000        511,000

    Amortization of goodwill                           26,000         26,000         26,000

    Tax credits                                      (299,000)      (173,000)             -

    Effect of net operating loss carryforward                              -       (119,100)

    Nondeductible losses                                                   -         51,680

    Other                                              35,431         33,620          4,519
                                                  -----------    -----------    -----------

                                                  $   777,431    $   704,620    $ 1,716,099
                                                  ===========    ===========    ===========



    Deferred tax assets or liabilities are established for (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company's net deferred tax asset are as follows:


                                                     September 30,    October 1,
                                                         1995            1994
  Deferred Tax Assets:
   Operating loss carryforwards                      $   639,096    $   647,622
   Operating lease deferred credits                      673,530        607,124
   Carryforward tax credits                              361,539              -
   Provision for uncollectible long-term receivable       34,000         68,000
   Valuation allowance                                  (690,204)      (574,357)
                                                     -----------    -----------
                                                       1,017,961        748,389
  Deferred Tax Liabilities:
   Depreciation and amortization                         145,879        178,407
                                                     -----------    -----------
  Net deferred tax asset                             $   872,082    $   569,982
                                                     ===========    ===========


    A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $690,204 at September 30, 1995 and $574,357 at October 1, 1994. The Company has state operating loss carryforwards of $6,646,056 and local operating loss carryforwards $4,857,850, which expire in the years 2000 through 2010.

11. OTHER INCOME

    Other income consists of the following:


                                                                                           Year Ended
                                                                        -----------------------------------------------
                                                                         September 30,     October 1,       October 2,
                                                                             1995             1994             1993

           Purchasing service fees                                       $     67,367     $  126,780        $   97,433

           Insurance proceeds (a)                                             914,475        242,666                 -

           Sales of logo T-shirts and hats                                    180,364         67,455            68,006

           Other                                                               56,860        120,082            79,200
                                                                         ------------     ----------        ----------

                                                                         $  1,219,066     $  556,983        $  244,639
                                                                         ============     ==========        ==========


    (a) In July 1994, the Company was required to close a restaurant in Manhattan (Ernie's) on a temporary basis to enable structural repairs to be made to the ceiling of the restaurant. The cost of such repairs, other ongoing restaurant operating expenses and a guaranteed profit were borne by a third party. The restaurant reopened in February 1995 and the agreement provides that the third party continue to guarantee some level of operating profits through January 1998. During the fiscal years ended September 30, 1995 and October 1, 1994, the Company received $914,475 and $242,666, respectively, in excess of the continuing restaurant operating expenses.

12. QUARTERLY INFORMATION (UNAUDITED)

    The following table sets forth certain quarterly operating data.


                                                       Fiscal Quarter Ended
                               ------------------------------------------------------------
                               December 31,        April 1,      July 1,      September 30,
                                   1994              1995         1995            1995
1995

  Net sales                     $ 16,357,705   $ 14,759,085    $ 21,046,818   $ 20,863,299

  Gross restaurant profit         11,837,623     10,584,425      15,359,109     15,220,807

  Net income (loss)                  291,213       (482,122)        635,834        676,200

  Net income (loss) per share           $.09          $(.15)           $.20           $.20



                                                        Fiscal Quarter Ended
                                    ---------------------------------------------------------
                                      January 1,     April 2,        July 2,       October 1,
                                        1994           1994           1994           1994
    1994

  Net sales                         $ 15,202,498   $ 11,582,738    $ 17,792,902   $ 15,826,701

  Gross restaurant profit             11,073,152      7,981,649      13,083,359     11,929,706

  Income (loss) before cumulative
   effect of accounting change           445,088     (1,037,407)        771,034        454,318

  Net income (loss)                      957,088     (1,037,407)        771,034        454,318
  Income (loss) per share before
   cumulative effect of accounting
   change                                   $.14          $(.32)           $.24           $.14

  Net income (loss) per share               $.30          $(.32)           $.24           $.14




13. SUBSEQUENT EVENT

    In September 1995, the Company signed letters of intent with a third party to design, build and operate a group of restaurants in a 2,100-room Las Vegas resort/casino (''Las Vegas Project'') which is expected to open in December 1996. The Company plans to spend approximately $8-$9 million on these restaurants.

    In December 1995, the Company received a commitment letter from its main bank which would amend the Company's existing credit facility. The new agreement would enable the company to borrow $5,000,000 for working capital for the existing Company restaurants and $6,000,000 for the construction of and working capital for the Las Vegas Project. After 2 years the revolving loans will be converted into term loans payable over 24 months. Outstanding revolving loans bear interest at 1% above the bank's prime rate until converted to term loans at which time the interest rate will become 1 1/2% above the bank's prime rate. The Company is required to pay a commitment fee of $150,000 at closing, and a facility fee on any unused portion of the revolving credit facility.

    The commitment letter includes a four year $2,000,000 Letter of Credit Facility for use for the Company's existing restaurants, and a one year (with a six month extension available at the Company option) $3,000,000 Letter of Credit Facility for the Las Vegas Project. The Company is required to pay commissions ranging from 1 1/2% to 2% per annum on outstanding letters of credit.


    The existing revolving credit facility is, and the amended facility will be guaranteed by each of the Company's subsidiaries, and secured by security interests in their respective assets and by a pledge by the Company of the stock of such subsidiaries.


    The new agreement includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, advances and investments, mergers, sale of assets, dividends, and liens on the property
    of the  Company.   The  agreement  will also contain financial covenants,
    requiring the Company to maintain a minimum ratio of debt to net worth, minimum shareholders equity, and a minimum ratio of cash flow to prior debt service.



                                   * * * * * *

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of December, 1995.


                                            ARK RESTAURANTS CORP.


                                            By:     /s/ Michael Weinstein
                                               --------------------------------
                                                MICHAEL WEINSTEIN, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.



Signature                    Title                            Date
---------                    -----                            ----



/s/ Ernest Bogen             Chairman of the Board            December 28, 1995
----------------
(Ernest Bogen)



/s/ Michael Weinstein        President and Director           December 28, 1995
---------------------
(Michael Weinstein)



/s/ Vincent Pascal           Vice President,                  December 28, 1995
------------------           Secretary and Director
(Vincent Pascal)



/s/ Robert Towers            Vice President, Treasurer,       December 28, 1995
-----------------            Principal Financial Officer
(Robert Towers)              and Director




/s/ Andrew Kuruc             Vice President, Controller,      December 28, 1995
----------------             Principal Accounting Officer
(Andrew Kuruc)               and Director




/s/ Donald D. Shack          Director                         December 28, 1995
-------------------
(Donald D. Shack)



/s/ Jay Galin                Director                         December 28, 1995
-------------------
(Jay Galin)




INDEX TO EXHIBITS                                                               SEQUENTIALLY
-----------------                                                                 NUMBERED
                                                                                    PAGE
                                                                                ------------



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

10.2 Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent
               Pascal,  Robert  Towers,  Jay Galin,  Andrew  Kuruc and Donald D.
               Shack,  incorporated  by  reference  to Exhibit  10.2 to the 1994
               10-K.


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

 10.48         First  Amendment of Lease dated as of the 13th day of July,  1994 by and between Mega Realty, L.L.C. and Conis Realty Corp.

 10.49         Extension and  Modification of Lease dated September 1995 between
               Rebak Realty Co. and MEB Emporium Corp.

 10.50 Amendment and Modification of Leases, dated as of June 13, 1995 between Buchbinders Restaurant Inc. and Ark 27th Street, Inc.

 10.51         Agreement dated December 5, 1995  between  United Brody Corp. and
               Ark Steakhouse Corp.

21             Subsidiaries of the Registrant.

23             Consent of Deloitte & Touche LLP.

27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR Version only.

