Form 10-K405/A
period 1995-09-30
ARK RESTAURANTS CORP
filed 1996-02-06
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K/A

                                  (Amendment No. 1)

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

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                                  September 30,    October 1,
ASSETS                                                                1995           1994
CURRENT ASSETS:
   Cash and cash equivalents                                        $ 1,271,284   $ 2,912,913
   Accounts receivable                                                1,273,827     1,085,176
   Current portion of long-term receivables (Note 2)                    163,436       139,340
   Inventories (Note 3)                                                 888,344       414,677
   Deferred income taxes (Note 10)                                      395,539        93,000
   Prepaid expenses                                                     957,018       392,271
   Other current assets                                                 534,852       618,307
                                                                    -----------   -----------

           Total current assets                                       5,484,300     5,655,684
                                                                    -----------   -----------

LONG-TERM RECEIVABLES (Note 2)                                        1,414,909     1,534,864

FIXED ASSETS - At cost (Notes 3 and 6):
   Leasehold improvements                                            14,421,187     9,632,792
   Furniture, fixtures and equipment                                 12,369,017     9,086,903
   Leasehold improvements in progress                                   133,789       801,032
                                                                    -----------   -----------

                                                                     26,923,993    19,520,727
   Less accumulated depreciation and amortization                    10,548,687     9,025,243
                                                                    -----------   -----------

                                                                     16,375,306    10,495,484
                                                                    -----------   -----------

INTANGIBLE ASSETS (Note 3)                                            4,336,347     3,041,262

DEFERRED INCOME TAXES (Note 9)                                          476,543       476,982

OTHER ASSETS (Note 4)                                                   454,515       564,471
                                                                    -----------   -----------

                                                                    $28,541,920   $21,768,747
                                                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                         $ 2,035,769   $ 1,805,939
   Accrued expenses and other current liabilities (Notes 3 and 5)     2,849,292     2,151,764
   Current maturities of capital lease obligations (Note 7)             204,042        76,893
   Current maturities of long-term debt (Notes 3 and 6)                  88,832        76,329
   Accrued income taxes (Note 10)                                       265,369        27,158
                                                                    -----------   -----------

           Total current liabilities                                  5,443,304     4,138,083
                                                                    -----------   -----------

OBLIGATIONS UNDER CAPITAL LEASES (Note 7)                               929,985       349,405

LONG-TERM DEBT - Net of current maturities (Notes 3 and 6)            3,925,330       685,057

OPERATING LEASE DEFERRED CREDIT (Note 7)                              1,537,000     1,386,000

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

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 6th day of February, 1996.


                                            ARK RESTAURANTS CORP.


                                            By:     /s/ Michael Weinstein
                                               --------------------------------
                                                MICHAEL WEINSTEIN, President