Form 10-Q
period 1995-12-30
ARK RESTAURANTS CORP
filed 1996-02-13
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              (Mark one)

             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 1995


              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                     -----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14030


                           ARK RESTAURANTS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                                                    13-3156768
  ------------------------------                                                      -------------------
  (State or other jurisdiction of                                                     (I.R.S. Employer
   incorporation or organization)                                                     Identification No.)


  85 Fifth Avenue, New York, New York                                                      10003
---------------------------------------                                                 ----------
(Address of principal executive offices)                                                (Zip Code)

Registrant's telephone number, including
area code                                                                             (212) 206-8800
                                                                                      --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                       Yes   X    No _____
                                                          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding shares at February 9, 1996
------------------------------        --------------------------------------
(Common stock, $.01 par value)                 3,261,812

ARK RESTAURANTS CORP. AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION:                                                                                    PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Condensed Balance Sheets - December 30, 1995
     (Unaudited) and September 30, 1995 (Unaudited)                                                                   1

    Consolidated Condensed Statements of Operations and
     Retained Earnings - 13-Week Periods Ended December 30, 1995
     (Unaudited) and December 31, 1994 (Unaudited)                                                                    2

    Consolidated Condensed Statements of Cash Flows - 13-Week Periods
     Ended December 30, 1995 (Unaudited) and December 31, 1994
     (Unaudited)                                                                                                      3

    Notes to Consolidated Condensed Financial
     Statements (Unaudited)                                                                                           4

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                                       5-7



PART II - OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                                                                         8-12

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands)

                                                                                   December 30,              September 30,
                                                                                       1995                      1995
                                                                                     --------                  --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $    79                    $ 1,271
  Accounts receivable                                                                     1,127                      1,274
  Current portion of long-term receivables                                                  174                        163
  Inventories                                                                               938                        888
  Prepaid expenses                                                                        1,105                        957
  Refundable and Prepaid Income Taxes                                                       237                          -
  Other current assets                                                                      428                        535
  Deferred income taxes                                                                     396                        396
                                                                                        -------                    -------

        Total current assets                                                              4,484                      5,484

LONG-TERM RECEIVABLES                                                                     1,382                      1,415

FIXED ASSETS - At Cost:
  Leasehold improvements                                                                 14,772                     14,421
  Furniture, fixtures and equipment                                                      12,724                     12,369
  Leasehold improvements in progress                                                        196                        134
                                                                                        -------                    -------
                                                                                         27,692                     26,924
  Less accumulated depreciation and
   amortization                                                                          11,140                     10,549
                                                                                        -------                    -------

                                                                                         16,552                     16,395
INTANGIBLE ASSETS - Less accumulated
  amortization of $2,608 and $2,488                                                       4,216                      4,336
OTHER ASSETS                                                                                495                        455
DEFERRED INCOME TAXES                                                                       477                        477
                                                                                        -------                    -------

TOTAL ASSETS                                                                            $27,606                    $28,542
                                                                                        =======                    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                                              $ 1,821                    $ 2,036
  Accrued expenses and other current
   liabilities                                                                            2,468                      2,850
  Current maturities of long-term debt                                                       61                         89
  Current maturities of capital lease obligations                                           209                        204
  Accrued income taxes                                                                        -                        265
                                                                                        -------                    -------
        Total current liabilities                                                         4,559                      5,444

LONG-TERM DEBT - net of current maturities                                                3,904                      3,925
OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities                                                                                 870                        930
OPERATING LEASE DEFERRED CREDIT                                                           1,537                      1,537

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000,000 shares;
   issused, 4,461,832 shares                                                                 45                         45
  Additional paid-in capital                                                              7,482                      7,482
  Retained earnings                                                                      10,452                     10,427
                                                                                        -------                    -------
                                                                                         17,979                     17,954
  Less treasury stock, 1,345,337 shares                                                   1,248                      1,248
                                                                                        -------                    -------

        Total shareholders' equity                                                       16,731                     16,706
                                                                                        -------                    -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $27,606                    $28,542
                                                                                        =======                    =======


See notes to consolidated condensed
  financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (Unaudited)
(In Thousands, Except per share Amount)

                                                                                           13 Weeks Ended
                                                                                   --------------------------------------
                                                                                   December 30,              December 31,
                                                                                        1995                    1994
                                                                                      --------                --------

NET SALES                                                                               $18,723                    $16,358
COST OF SALES                                                                             5,178                      4,520
                                                                                        -------                    -------
GROSS RESTAURANT PROFIT                                                                  13,545                     11,838
MANAGEMENT FEE INCOME                                                                       176                        210
                                                                                        -------                    -------

                                                                                         13,721                     12,048
                                                                                        -------                    -------
OPERATING EXPENSES
  Payroll and payroll benefits                                                            6,864                      5,870
  Occupancy                                                                               2,235                      2,009
  Depreciation and amortization                                                             662                        494
  Other                                                                                   3,041                      2,348
                                                                                        -------                    -------
                                                                                         12,802                     10,721
GENERAL AND ADMINISTRATIVE EXPENSES                                                       1,005                      1,095
                                                                                        -------                    -------
                                                                                         13,807                     11,816
                                                                                        -------                    -------

OPERATING INCOME                                                                            (86)                       232
                                                                                        -------                    -------

OTHER EXPENSE (INCOME):
  Interest expense, net                                                                      99                         31
  Other income                                                                             (230)                      (328)
                                                                                        -------                    -------

                                                                                           (131)                      (297)
                                                                                        --------                   -------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                     45                        529
PROVISION FOR INCOME TAXES                                                                   20                        238
                                                                                        -------                    -------
NET INCOME                                                                                   25                        291
RETAINED EARNINGS, Beginning of period                                                   10,427                      9,306
                                                                                        -------                    -------
RETAINED EARNINGS, End of period                                                        $10,452                     $9,597
                                                                                        =======                    =======

NET INCOME PER SHARE                                                                      $.01                       $.09
                                                                                          ====                       ====

WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATIONS                                    3,191                      3,233
                                                                                        =======                    =======


See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                                                       13 Weeks Ended
                                                                                             ---------------------------------
                                                                                             December 31,        December 30,
                                                                                                1995                 1994
                                                                                             ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                                   $    25              $   291
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization of fixed assets                                               591                  435
      Amortization of intangibles                                                                 120                   96
      Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                                                  147                 (652)
      Increase in inventories                                                                     (50)                 (30)
      Increase in prepaid expenses                                                               (148)                (123)
      Increase in refundable and prepaid income taxes                                            (237)                   -
      (Increase) Decrease in other assets                                                          67                  (48)
      Increase (decrease) in accounts payable - trade                                            (215)                  74
      Decrease in accrued expenses and other current
        liabilities                                                                              (382)                 (65)
      (Decrease) Increase in accrued income taxes                                                (265)                  97
      Increase in operating lease deferred credit                                                   -                   26
      Increase in deferred income taxes                                                             -                  (50)
                                                                                              -------              -------

         Net cash used in or provided by operating
          activities                                                                             (347)                  51
                                                                                              -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets, net                                                                 (768)                (835)
  Additions to intangible assets                                                                    -                 (127)
  Restaurant acquisitions                                                                           -               (2,335)
  Payments received on long-term receivables                                                       22                   32
                                                                                              -------              -------

        Net cash used in investing activities                                                    (746)              (3,265)
                                                                                              -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                                           -                2,000
  Principal payment on long-term debt                                                             (44)                 (18)
  Principal payment on capital lease obligations                                                  (55)                 (22)
  Exercise of stock options                                                                         -                    -
                                                                                              -------              -------

         Net cash used in or provided by financing
           activities                                                                             (99)               1,960
                                                                                              -------              -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (1,192)              (1,254)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  1,271                2,913
                                                                                              -------              -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $    79              $ 1,659
                                                                                              =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                                                   $   121              $    51
                                                                                              =======              =======
   Income taxes                                                                               $   528                  187
                                                                                              =======              =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments and the change in accounting principle referred to below) necessary to present fairly the financial position at December 30, 1995 and results of operations and changes in cash flows for the periods ended December 30, 1995 and December 31, 1994 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995. The results of operations for the periods ended December 30, 1995 are not necessarily indicative of the operating results for the full year.

2.  INCOME PER SHARE OF COMMON STOCK

Per share data is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period; common stock equivalents consist of dilutive stock options. For the period ended December 30, 1995 no effect has been given to outstanding options since the effect was not material. For the period ended December 31, 1994 fully diluted net income per common share and common share equivalent is not shown since the effect is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NET SALES

Net sales at restaurants and bars owned by the Company increased 14.5% in the 13-week period ended December 30, 1995 from the comparable period ended December 31, 1994. The increase in net sales for the 13-week period was due primarily to sales from restaurants which the Company did not operate in the comparable period last year (Bryant Park Grill, Ernie's and the Columbus Bakery). Same store sales decreased by 4.8% in the 13-week period ended December 30, 1995 and such decrease was most pronounced in the smaller restaurants.

COSTS AND EXPENSES

The Company's cost of sales consists only of food and beverage costs at restaurants and bars owned by the Company. For the 13-week periods ended December 30, 1995 and December 31, 1994 cost of sales as a percentage of net sales remained constant at approximately 27.7%.

Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales for the 13-week period ended December 30, 1995, increased to 68.4% from 65.5% last year. Restaurant payroll as a percentage of net sales was 36.7% as compared to 35.9% last year principally due to the 4.8 % decrease in same store sales. Occupancy expenses and depreciation and amortization remained constant at approximately 15.4% while all other operating expenses, consisting mainly of supplies, maintenance, credit card processing fees, and advertising increased to 16.2% from 14.4% last year. This change in other operating expenses was principally due to increased maintenance and supply expenditures at several of the Company's smaller restaurants and expenses incurred in the opening of the Company's second bakery (Columbus Bakery).

General and administrative expenses, as a percentage of net sales, were 5.4% for the 13-week period ended December 30, 1995 as compared to 6.7% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 4.7% as compared to 5.8% last year.

Net income of the Company for the 13-week period ended December 30, 1995, was $25,000 as compared to $291,000 last year.

During the 13-week period ended December 30, 1995 the Company managed six restaurants owned by third parties. Net sales of managed restaurants were $2,633,000 during the 13-week period ended December 30, 1995 as compared to $2,510,000 last year.
Net sales of these managed restaurants are not included in consolidated net sales.

INCOME TAXES

The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income with the exception of the restaurants which operate in the District of Columbia. Accordingly, the Company's overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries.

As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, commencing January 1, 1994, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The Company estimates that this credit will be in excess of $300,000 for the current fiscal year.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's primary source of capital is cash provided by operations and funds available from the $4,250,000 revolving credit agreement with its main bank. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants and acquiring existing restaurants.

At December 30, 1995 the Company had a working capital deficit of $75,000 as compared to working capital of $41,000, at September 30, 1995. The restaurant business does not require the maintenance of significant inventories or the financing of receivables. Thus the Company is able to operate with minimal and even negative working capital.

The Company's existing Revolving Credit and Term Loan Facility with its main bank enables the Company to borrow up to $4,250,000 until December 31, 1996 at which time outstanding loans may be converted into term loans payable in 36 monthly installments through December 31, 1999 At December 30, 1995 the Company had $3,000,000 of debt outstanding under this agreement. In connection with this agreement, the Company also has a $1,750,000 Letter of Credit Facility. At December 30, 1995 the Company had delivered $1,231,000 in irrevocable letters of credit in lieu of lease security deposits.

The Company has signed letters of intent with respect to extensive restaurant facilities to be operated by the Company in a new resort casino under construction in Las Vegas, Nevada (See Restaurant Expansion below). The Company expects that its capital commitments for these facilities will be between $8,000,000 and $9,000,000 which the Company intends to finance principally through a new financing facility with its main bank and, to a lesser extent, through cash from operations. The Company has a commitment letter from the bank which would amend the Company's existing revolving credit facility to provide for an increase in the amount the Company may borrow on a revolving credit basis to $11,000,000. The proposed revolving credit facility includes a $5,000,000 facility for working capital purposes at the Company's existing restaurants. The proposed credit facility also includes a $6,000,000 facility for use in the construction of and as working capital for the Las Vegas restaurants. The two working capital facilities will each have two year terms at the end of which they will convert into two year term loans. The $5,000,000 facility will convert into a two year self-amortizing term loan. The $6,000,000 facility will convert into a two year loan amortizing $5,000,000 over the two year period with the balance of $1,000,000 paid at maturity.

The bank commitment also contemplates a four year $2,000,000 letter of credit facility (replacing the prior $1,750,000 facility) for use in lieu of lease security deposits and a one year (extendible for an additional six months) $3,000,000 letter of credit facility to be used to assure construction of the Las Vegas restaurants.

Although the Company is not currently committed to any other projects, the Company is exploring additional opportunities for expansion of its business. Additional expansion may require additional external financing.


RESTAURANT EXPANSION AND RENOVATION

The Company has signed letters of intent with New York, New York Hotel & Casino, a joint venture between Primadonna Resorts, Inc. and MGM Grand, Inc. to design, build and operate a group of restaurants in the 2,100 room Las Vegas resort casino which is scheduled to open in December 1996. Under the terms of the letters of intent, the Company will build a 450-seat America restaurant, a 150-seat steakhouse and a group of small fast food restaurants in a food court with a New York theme. The steakhouse will be operated under the name "Gallaghers" under a license agreement from the owner of the New York restaurant of that name. In addition, the company will operate the hotel's room service, its banquet facilities and its employee cafeteria. The transaction is subject to the negotiation of definitive agreements.

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

        10.2 Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Andrew Kuruc, and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

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

        10.35 Modification of Lease dated December 31, 1992 between Moklam Enterprises, inc. ("Landlord") and Father Brad's Broadway Dining, Inc. ("Tenant") incorporated by reference to Exhibit
                  10.35 to the 1994 10-K.

      10.36 Operating Agreement, dated March 3, 1993 between Ark JMR Corp. and Jim McMullen Restaurant, Inc, incorporated by reference to Exhibit 10.36 to the 1994 10-K.

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

      10.48 First Amendment of Lease dated as of the 14th day of July, 1994 by and between Mega Realty, L.L.C. and Conis Realty Corp. incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K").

      10.49       Extension  and  Modification  of Lease dated   September  1995
                  between Rebak Realty Co. and MEB Emporium Corp., incorporated by reference to Exhibit 10.49 to the 1995 10-K.

      10.50 Amendment and modification of Leases, dated as of June 13, 1995 between Buchbinders Restaurant Inc. and Ark 27th Street, Inc., incorporated by reference to Exhibit 10.50 to the 1995 10-K.

      10.51       Agreement    dated December 5, 1995 between United Brody Corp.
                  and Ark Steakhouse Corp., incorporated by reference to Exhibit
                  10.51 to the 1995 10-K.

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


Date:  February 9, 1996



         ARK RESTAURANTS CORP.

         By /S/ Michael Weinstein
                Michael Weinstein, President



         By /S/ Andrew B. Kuruc
                Andrew B. Kuruc
                Vice President, Controller and
                Principal Accounting Officer