Form 10-Q
period 1996-03-30
ARK RESTAURANTS CORP
filed 1996-05-14
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1996


/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14030


                              ARK RESTAURANTS CORP.
             (Exact name of registrant as specified in its charter)

             New York                                        13-3156768
- -----------------------------------------           ----------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


  85 Fifth Avenue, New York, New York                          10003
- -----------------------------------------           ----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including
area code                                                (212) 206-8800
                                                    ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X  No
                                  ----   ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding shares at May 10, 1996
- ----------------------------------    ----------------------------------
(Common stock, $.01 par value)                 3,241,045

ARK RESTAURANTS CORP. AND SUBSIDIARIES

INDEX


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION:

  Item 1.  Consolidated Financial Statements:

   Consolidated Condensed Balance Sheets - March 30, 1996 (Unaudited)
    and September 30, 1995 (Unaudited)                                       1

   Consolidated Condensed Statements of Operations and Retained
    Earnings - 13-Week Periods Ended March 30, 1996 (Unaudited) and
    April 1, 1995 (Unaudited) and 26-Week Periods Ended March 30, 1996
    (Unaudited) and April 1, 1995 (Unaudited)                                2

   Consolidated Condensed Statements of Cash Flows - 26-Week Periods
    Ended March 30, 1996 (Unaudited) and April 1, 1995(Unaudited)            3

   Notes to Consolidated Condensed Financial Statements (Unaudited)        4-5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          6-9



PART II - OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K 10

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands)

                                                                       March 30,           September 30,
                                                                         1996                  1995
                                                                     ------------          -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $ 1,120               $ 1,271
  Accounts receivable                                                     1,499                 1,274
  Current portion of long-term receivables                                  175                   163
  Inventories                                                               862                   888
  Prepaid expenses                                                          672                   957
  Refundable and Prepaid Income Taxes                                     1,158                     -
  Other current assets                                                      415                   535
  Deferred income taxes                                                     396                   396
                                                                        -------               -------

      Total current assets                                                6,297                 5,484

LONG-TERM RECEIVABLES                                                     1,404                 1,415

FIXED ASSETS - At Cost:
  Leasehold improvements                                                 14,482                14,421
  Furniture, fixtures and equipment                                      12,470                12,369
  Leasehold improvements in progress                                        219                   134
                                                                        -------               -------
                                                                         27,171                26,924
  Less accumulated depreciation and
   amortization                                                          11,591                10,549
                                                                        -------               -------

                                                                         15,580                16,375
INTANGIBLE ASSETS - Less accumulated
  amortization of $2,547 and $2,488                                       3,851                 4,336
OTHER ASSETS                                                                478                   455
DEFERRED INCOME TAXES                                                       581                   477
                                                                        -------               -------

TOTAL ASSETS                                                            $28,191               $28,542
                                                                        =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                              $ 2,265               $ 2,036
  Accrued expenses and other current
   liabilities                                                            2,490                 2,850
  Current maturities of long-term debt                                       39                    89
  Current maturities of capital lease obligations                           214                   204
  Accrued income taxes                                                        -                   265
                                                                        -------               -------
      Total current liabilities                                           5,008                 5,444

LONG-TERM DEBT - net of current maturities                                5,003                 3,925
OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities                                                                 807                   930
OPERATING LEASE DEFERRED CREDIT                                           1,537                 1,537

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000,000 shares;
   issued, 4,586,382 shares                                                  46                    45
  Additional paid-in capital                                              7,615                 7,482
  Retained earnings                                                       9,423                10,427
                                                                        -------               -------
                                                                         17,084                17,954
  Less treasury stock, 1,345,337 shares                                   1,248                 1,248
                                                                        -------               -------

      Total shareholders' equity                                         15,836                16,706
                                                                        -------               -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $28,191               $28,542
                                                                        =======               =======


See notes to consolidated condensed
  financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED
EARNINGS (Unaudited)
(In Thousands, Except per share Amount)

                                                       13 Weeks Ended              26 Weeks Ended
                                                     ------------------          ------------------
                                                   March 30,     April 1,       March 30,      April 1,
                                                     1996          1995           1996          1995
                                                   -------       -------        -------       -------
NET SALES                                          $15,450       $14,759        $34,173       $31,117

COST OF SALES                                        4,302         4,175          9,480         8,695
                                                   -------       -------        -------       -------

GROSS RESTAURANT PROFIT                             11,148        10,584         24,693        22,422
MANAGEMENT FEE INCOME                                  454           367            630           577
                                                   -------       -------        -------       -------

                                                    11,602        10,951         25,323        22,999
                                                   -------       -------        -------       -------
OPERATING EXPENSES
  Payroll and payroll benefits                       6,441         5,757         13,305        11,627
  Occupancy                                          2,556         2,074          4,791         4,083
  Depreciation and amortization                        675           520          1,337         1,014
  Other                                              2,991         2,677          6,032         5,025
                                                   -------       -------        -------       -------
                                                    12,663        11,028         25,465        21,749
GENERAL AND ADMINISTRATIVE
 EXPENSES                                            1,225         1,094          2,230         2,189
                                                   -------       -------        -------       -------
                                                    13,888        12,122         27,695        23,938
                                                   -------       -------        -------       -------

OPERATING LOSS                                      (2,286)       (1,171)        (2,372)         (939)
                                                   -------       -------        -------       -------

OTHER EXPENSE (INCOME):
  Interest expense, net                                111            42            210            73
  Other income                                        (344)         (333)          (574)         (661)
                                                   -------       -------        -------        ------
                                                      (233)         (291)          (364)         (588)
                                                   -------       -------        -------        ------

LOSS BEFORE PROVISION FOR INCOME TAXES              (2,053)         (880)        (2,008)         (351)

BENEFIT FOR INCOME TAXES                            (1,024)         (398)        (1,004)         (160)
                                                   -------       -------        -------       -------


NET LOSS                                            (1,029)         (482)        (1,004)         (191)

RETAINED EARNINGS, Beginning
  of period                                         10,452         9,597         10,427         9,306
                                                   -------       -------        -------       -------

RETAINED EARNINGS, End of period                    $9,423        $9,115         $9,423        $9,115
                                                   =======       =======        =======       =======

NET LOSS PER SHARE                                  $(.32)         $(.15)         $(.31)        $(.06)
                                                    =====          =====          =====       =======

WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN COMPUTATIONS                              3,245         3,254          3,220         3,243
                                                   =======       =======        =======       =======

See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                                  26 Weeks Ended
                                                                         ---------------------------------
                                                                             March 30,         April 1,
                                                                               1996             1995
                                                                            ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $(1,004)         $  (191)
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization of fixed assets                            1,163              891
      Amortization of intangibles                                                240              211
      Loss on sale of restaurant                                                  97                -
  Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                                  25             (301)
      Increase in inventories                                                    (12)             (53)
      Decrease (Increase) in prepaid expenses                                    285             (185)
      Increase in refundable and prepaid income taxes                         (1,158)            (338)
      Decrease in other assets                                                    90               73
      Increase in accounts payable - trade                                       229               28
      (Decrease) Increase in accrued expenses and other
       current liabilities                                                      (360)              25
      Decrease in accrued income taxes                                          (265)             (27)
      Increase in operating lease deferred credit                                  -               52
      Increase in deferred income taxes                                         (104)             (50)
                                                                             -------          -------

         Net cash(used in)provided by operating
          activities                                                            (774)             135
                                                                             -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                     (829)          (3,188)
  Additions to intangible assets                                                   -             (142)
  Issuance of long-term receivables                                              (42)            (165)
  Payments received on long-term receivables                                      41               73
  Restaurant acquisitions                                                          -           (2,335)
                                                                             -------          -------
         Net cash used in investing activities                                  (830)          (5,757)
                                                                             -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                      1,500            3,500
  Principal payment on long-term debt                                            (68)             (48)
  Proceeds from exercise of stock options                                        134               75
  Principal payment on capital lease obligations                                (113)             (27)
                                                                             -------           ------
         Net cash provided by financing activities                             1,453            3,500
                                                                             -------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (151)          (2,122)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,271            2,913
                                                                             -------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 1,120          $   791
                                                                             =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                                  $   262          $   154
                                                                             =======          =======

   Income taxes                                                              $   529              256
                                                                             =======          =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 30, 1996 and results of operations and changes in cash flows for the periods ended March 30, 1996 and April 1, 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995. The results of operations for the periods ended March 30, 1996 is not necessarily indicative of the operating results for the full year.

2.  LONG-TERM DEBT

In March 1996, the Company and its main bank agreed to an extension and increase of the existing Revolving Credit and Term Loan Facility. The agreement includes a $5,000,000 facility for working capital purposes at the Company's existing restaurants and a $7,000,000 facility for use in construction of and as working capital for restaurant facilities to be operated by the Company in a new resort/casino under construction in Las Vegas, Nevada. The facilities each have two year revolving terms at the end of which they will convert into term loans payable over 24 months. The $5,000,000 facility will convert into a two year self-amortizing term loan, and the $7,000,000 facility will convert into a two year loan amortizing $6,000,000 over the two year period with the $1,000,000 balance due at maturity. Outstanding revolving loans bear interest at 1% above the bank's prime rate until converted into term loans, at which time the interest rate is 1 1/2% above the bank's prime rate. The Company paid a commitment fee of $150,000 at closing and a facility of 1/2% is due on any unused portion of the revolving credit facility.

The agreement includes a four-year $2,000,000 Letter of Credit Facility for use for the Company's existing restaurants, and a one-year (with a six month extension available at the Company's option), $2,000,000 Letter of Credit Facility for the Las Vegas Project. The Company is generally required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing facilities and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such facilities.

The agreement includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, advances to managed businesses, mergers, sale of assets, dividends, and liens on the property of the Company. The agreement also contains financial covenants, requiring the Company to maintain a minimum ratio of debt to net worth, minimum shareholders' equity, and a minimum ratio of cash flow prior to debt service. The Company is in compliance with all covenants.

3.  INCOME PER SHARE OF COMMON STOCK

Per share data is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period; common stock equivalents consist of dilutive stock options. For the periods ended March 30, 1996 no effect has been given to outstanding options since the effect was not material. For the periods ended April 1, 1995 fully diluted net income per common share and common share equivalent is not shown since the effect is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales at restaurants and bars owned by the Company increased 4.7% in the 13-week period ended March 30, 1996 from the comparable period ended April 1, 1995 and increased 9.8% in the 26-week period ended March 30, 1996 from the comparable period last year. The increase in net sales for the 13-week and 26-week periods was due primarily to sales from a restaurant which the Company did not operate in the comparable period last year (BRYANT PARK GRILL AND CAFE). Same store sales in the 26-week period ended March 30, 1996 decreased 5.5% as compared to the same period last year and same store sales in the 13-week period decreased 5.6% as compared to the same period last year. Same store sales in the 13-week period ended March 30, 1996 were severely impacted by a decline in restaurant patrons due to the numerous winter storms in the Northeast.


COSTS AND EXPENSES

     The Company's cost of sales consists only of food and beverage costs at restaurants owned by the Company. For the 13-week period ended March 30, 1996 cost of sales as a percentage of net sales was 27.8% as compared to 28.3% last year and cost of sales as a percentage of net sales for the 26-week period ended March 30, 1996 was 27.7% as compared to 27.9% last year.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 82.0% for the 13-week period ended March 30, 1996 as compared to 74.7% last year and for the 26-week period ended March 30, 1996 were 74.5% as compared to 69.9% last year. This increase in operating expenses as percentage of net sales in the 13-week period ended March 30, 1996 as compared to last year was principally due to payroll expenses which increased to 41.7% of net sales as compared to 39.0% last year and occupancy expenses which increased to 16.5% as compared to 14.0%. These categories were impacted by the 5.6% decline in same store sales and by costs associated with a highly seasonal restaurant which the Company did not operate in the same period last year (BRYANT PARK GRILL AND CAFE).

     General and administrative expenses, as a percentage of net sales, were 7.9% for the 13-week period ended March 30, 1996 as compared to 7.4% last year and for the 26-week period ended March 30, 1996 were 6.5% as compared to 7.0% last year. If net sales at managed restaurants were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 6.9% for the 13-week period ended March 30, 1996 as compared to 6.5% last year and would have been 5.7% for the 26-week period ended March 30, 1996 as compared to 6.1% last year.

     The Company incurred a net loss of $1,029,000 for the 13-week period ended March 30, 1996 as compared to a net loss of $482,000 for the same period last year and had a net loss of $1,004,000 for the 26-week period ended March 30, 1996 as compared to a net loss of $191,000 last year. The net loss for the 13-week period ended March 30, 1996 includes a charge of approximately $97,000 from the sale of the Company's restaurant in Oxnard, California (WHALE'S TAIL).

     During the 13-week period ended March 30, 1996 the Company managed five restaurants and two corporate dining facilities owned by third parties. Net sales of these managed operations were $2,249,000 during the 13-week period ended March 30, 1996 as compared to $2,054,000 last year and net sales were $4,943,000 during the 26-week period ended March 30, 1996 as compared to $4,564,000 last year. Net sales of these restaurants and bars are not included in consolidated net sales.


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

     As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The Company estimates that this credit will be in excess of $300,000 for the current year.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's primary source of capital is cash provided by operations and funds available from the $12,000,000 revolving credit agreement with its main bank. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants and acquiring existing restaurants.

     At March 30, 1996 the Company had working capital of $1,289,000 as compared to working capital of $40,000 at September 30, 1995.

     In March 1996, the Company and its main bank agreed to an extension and increase of the existing Revolving Credit and Term Loan Facility. The agreement includes a $5,000,000 facility for working capital purposes at the Company's existing restaurants and a $7,000,000 facility for use in construction of and as working capital for restaurant facilities to be operated by the Company in a new resort/casino under construction in Las Vegas, Nevada (See Restaurant Expansion below). The two facilities each have two year terms at the end of which they will convert into two year term loans. The $5,000,000 facility will convert into a two year self-amortizing term loan. The $7,000,000 facility will convert into a two year loan amortizing $6,000,000 over the two year period with the balance of $1,000,000 paid at maturity. At March 30, 1996 the Company had borrowings outstanding of $5,000,000 under this agreement.

     The Company also has a four year $2,000,000 letter of credit facility for use in lieu of lease security deposits and a one year (extendible for an additional six months) $2,000,000 letter of credit facility to be used to assure construction of the Las Vegas restaurants.

     The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds.

     The Company believes that its cash flow from operations and available borrowings under its credit facility will be adequate to meet its currently anticipated obligations (including the anticipated costs associated with the construction of the Las Vegas facilities). If either the costs associated with the construction of the Las Vegas facilities should substantially exceed the current estimates or if cash provided by operations is substantially lower than anticipated, the Company may have to obtain additional external financing.

RESTAURANT EXPANSION

     The Company has an agreement with New York, New York Hotel & Casino, a joint venture between Primadonna Resorts, Inc. and MGM Grand, Inc. to design, build and operate a group of restaurants in the 2,100 room Las Vegas resort casino which is scheduled to open in December 1996. The Company will build a 450-seat restaurant (AMERICA), a 150-seat steakhouse (GALLAGHER'S) and a group of small fast food restaurants in a food court with a New York theme. The steakhouse will be operated under a license agreement from the owner of the New York restaurant of that name. In addition, the Company will operate the hotel's room service, its banquet facilities and its employee cafeteria. The Company expects that its capital commitments for these facilities will be between $9,000,000 and $10,000,000 which the Company intends to finance principally through the credit agreement and, to a lesser extent, through cash from operations.

     In the third quarter of fiscal 1996, the Company entered into agreements to purchase two restaurants (JIM MCMULLEN and MACKINAC BAR & GRILL). The Company agreed to pay $550,000 payable over four years with interest at 8.5% per annum for one restaurant (JIM MCMULLEN). The Company had previously leased the furniture, fixtures and leasehold improvements of such restaurant for $900,000 under a three year term which ended in March 1996. The Company agreed to purchase the other restaurant, which it had previously managed (MACKINAC BAR & GRILL), for $988,000 of which $108,000 is payable in cash and $880,000 is payable by the cancellation of advances currently classified as long-term receivables.

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

      *10.52 Second Amended and Restated Credit Agreement dated as of March 5, 1996 between the Company and Bank Leumi Trust Company of New York.

      *10.53   Ark Restaurants Corp. 1996 Stock Option Plan.

      *27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR version only.


(b)            Reports on Form 8-K - none.




*Filed herewith.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 13, 1996



        ARK RESTAURANTS CORP.

        By /S/ Michael Weinstein
           ---------------------
               Michael Weinstein, President



        By /S/ Andrew B. Kuruc
           --------------------
               Andrew B. Kuruc
               Vice President, Controller and
               Principal Accounting Officer

                                  Exhibit Index



                                                                         Page
         Exhibits                                                        numbers
3.1     Certificate  of  Incorporation  of the  Registrant,  filed  on
        January 4, 1983,  incorporated  by reference to Exhibit 3.1 to the  Registrant's  Annual  Report on Form 10-K for the  fiscal year ended October 1, 1994 (the "1994 10-K").

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

*10.52  Second Amended and Restated Credit Agreement dated as of March
        5, 1996  between the  Company and Bank Leumi Trust  Company of
        New York.

*10.53  Ark Restaurants Corp. 1996 Stock Option Plan.

*27     Financial  Data  Schedule  pursuant to Article 5 of Regulation
        S-X filed with EDGAR version only.






*Filed herewith.