Form 10-Q
period 1996-06-29
ARK RESTAURANTS CORP
filed 1996-08-01
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (Mark one)

             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1996

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                    13-3156768
- ----------------------------------                  --------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

  85 Fifth Avenue, New York, New York                      10003
- ----------------------------------------            --------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including
area code                                               (212) 206-8800
                                                    --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X      No
                           ------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding shares at July 29, 1996
- -----------------------------         -----------------------------------
(Common stock, $.01 par value)                 3,263,545

ARK RESTAURANTS CORP. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
INDEX
- --------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:                                                               PAGE
                                                                                              ----
  Item 1.  Consolidated Financial Statements:

   Consolidated Condensed Balance Sheets - June 29, 1996
    (Unaudited) and September 30, 1995 (Unaudited)                                               1

   Consolidated Condensed Statements of Operations and Retained Earnings --
    13-Week Periods Ended June 29, 1996 (Unaudited) and July 1, 1995 (Unaudited)
    and 39-Week Periods ended June 29, 1996 (Unaudited) and July 1, 1995
    (Unaudited)                                                                                  2

   Consolidated Condensed Statements of Cash Flows - 39-Week Periods
    Ended June 29, 1996 (Unaudited) and July 1, 1995(Unaudited)                                  3

   Notes to Consolidated Condensed Financial
    Statements (Unaudited)                                                                     4-5

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                  6-8

PART II - OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                                                       9


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands)
- --------------------------------------------------------------------------------


                                                                        June 29,            September 30,
                                                                          1996                  1995
                                                                        --------            -------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $ 1,163               $ 1,271
  Accounts receivable                                                     1,675                 1,274
  Current portion of long-term receivables                                  114                   163
  Inventories                                                               887                   888
  Prepaid expenses                                                          624                   957
  Prepaid income taxes                                                      135                     -
  Other current assets                                                      385                   535
  Deferred income taxes                                                     396                   396
                                                                        -------               -------
      Total current assets                                                5,379                 5,484

LONG-TERM RECEIVABLES                                                       361                 1,415

FIXED ASSETS - At Cost:

  Leasehold improvements                                                 14,816                14,421
  Furniture, fixtures and equipment                                      12,723                12,369
  Leasehold improvements in progress                                      1,615                   134
                                                                        -------               -------
                                                                         29,154                26,924
  Less accumulated depreciation and
   amortization                                                          11,944                10,549
                                                                        -------               -------
                                                                         17,210                16,375
INTANGIBLE ASSETS - Less accumulated
  amortization of $2,435 and $2,488                                       4,480                 4,336
OTHER ASSETS                                                                461                   455
DEFERRED INCOME TAXES                                                       677                   477
                                                                        -------               -------

TOTAL ASSETS                                                            $28,568               $28,542
                                                                        =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable - trade                                              $ 2,605               $ 2,036
  Accrued expenses and other current
   liabilities                                                            2,594                 2,850
  Current maturities of long-term debt                                      162                    89
  Current maturities of capital lease obligations                           219                   204
  Accrued income taxes                                                        -                   265
                                                                        -------               -------
      Total current liabilities                                           5,580                 5,444

LONG-TERM DEBT - net of current maturities                                3,683                 3,925
OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities                                                                 744                   930
OPERATING LEASE DEFERRED CREDIT                                           1,537                 1,537

SHAREHOLDERS' EQUITY:

  Common stock, par value $.01 per share -
   authorized, 10,000,000 shares;
   issued, 4,608,882 shares                                                  46                    45
  Additional paid-in capital                                              7,665                 7,482
  Retained earnings                                                      10,561                10,427
                                                                        -------               -------
                                                                         18,272                17,954
  Less treasury stock, 1,345,337 shares                                   1,248                 1,248
                                                                        -------               -------

      Total shareholders' equity                                         17,024                16,706
                                                                        -------               -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $28,568               $28,542
                                                                        =======               =======



See notes to consolidated condensed
  financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
- ---------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except per share amounts)
- --------------------------------------------------------------------------------


                                                      13 Weeks Ended               39 Weeks Ended
                                                     ------------------            ---------------
                                                   June 29,      July 1,        June 29,      July 1,
                                                     1996          1995           1996          1995
                                                   --------      -------        --------      -------
NET SALES                                          $22,601       $21,047        $56,774       $52,164

COST OF SALES                                        5,916         5,688         15,396        14,383
                                                   -------       -------        -------       -------

GROSS RESTAURANT PROFIT                             16,685        15,359         41,378        37,781
MANAGEMENT FEE INCOME                                  316           199            946           776
                                                   -------       -------        -------       -------

                                                    17,001        15,558         42,324        38,557
                                                   -------       -------        -------       -------
OPERATING EXPENSES

  Payroll and payroll benefits                       7,254         7,511         20,559        19,138
  Occupancy                                          2,561         2,382          7,352         6,464
  Depreciation and amortization                        669           568          2,007         1,582
  Other                                              3,201         3,053          9,232         8,078
                                                   -------       -------        -------       -------
                                                    13,685        13,514         39,150        35,262
GENERAL AND ADMINISTRATIVE
 EXPENSES                                            1,138           987          3,368         3,177
                                                   -------       -------        -------       -------
                                                    14,823        14,501         42,518        38,439
                                                   -------       -------        -------       -------

OPERATING INCOME                                     2,178         1,057           (194)          118
                                                     -----       -------        -------       -------

OTHER EXPENSE (INCOME):
  Interest expense, net                                121            85            331           158
  Other income                                        (219)         (185)          (793)         (846)
                                                   -------       -------        -------        ------
                                                       (98)         (100)          (462)         (688)
                                                   -------       -------        -------        ------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                        2,276         1,157            268           806


PROVISION FOR INCOME TAXES                           1,138           521            134           361
                                                   -------       -------        -------        ------

NET INCOME                                           1,138           636            134           445

RETAINED EARNINGS, Beginning
  of period                                          9,423         9,115         10,427         9,306
                                                   -------        ------        -------       -------

RETAINED EARNINGS, End of period                   $10,561        $9,751        $10,561        $9,751
                                                   =======       =======        =======       =======

NET INCOME PER SHARE                                $ .35         $ .20          $ .04         $ .14
                                                    =====         =====          =====         =====

WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN COMPUTATIONS                              3,262         3,258          3,234         3,248
                                                   =======       =======        =======       =======


See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
- --------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
- --------------------------------------------------------------------------------


                                                                                 39 Weeks Ended
                                                                             ----------------------
                                                                               June 29,       July 1,
                                                                                 1996          1995
                                                                             -----------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                  $   134          $   445
   Adjustments to reconcile net income to net
    cash provided by operating activities:

      Depreciation and amortization of fixed assets                            1,761            1,408
      Amortization of intangibles                                                354              352
      Write-off and provision for uncollectible
       long-term receivables                                                      81               50
      Loss on sale of restaurant                                                  97                -
      Deferred income taxes                                                     (200)              30
  Changes in assets and liabilities:

      Decrease (Increase) in accounts receivable                                (391)            (129)
      Decrease (Increase) in inventories                                         (37)            (113)
      Decrease (Increase) in prepaid expenses                                    333             (372)
      Decrease (Increase) in prepaid income taxes                               (135)             (88)
      Decrease (Increase) in other assets                                        139              146
      Increase (Decrease) in accounts payable - trade                            569              664
      Increase (Decrease) in accrued expenses and other
       current liabilities                                                      (402)             841
      Increase (Decrease) in accrued income taxes                               (265)             (27)
      Increase in operating lease deferred credit                                  -               78
                                                                             -------          -------

         Net cash provided by operating activities                             2,038            3,285
                                                                             -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to fixed assets                                                   (2,158)          (5,757)
  Additions to intangible assets                                                 (15)            (146)
  Issuance of long-term receivables                                              (63)            (168)
  Payments received on long-term receivables                                     143               92
  Restaurant sale                                                                250                -
  Restaurant acquisitions                                                          -           (2,335)
                                                                             -------          -------

         Net cash used in investing activities                                (1,843)          (8,314)
                                                                             -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of long-term debt                                      1,500            4,250
  Principal payment on long-term debt                                         (1,816)          (1,814)
  Proceeds from sales leaseback                                                    -              825
  Principal payment on capital lease obligations                                (171)             (50)
  Exercise of stock options                                                      184               96
                                                                             -------          -------
         Net cash provided by financing activities                              (303)           3,307
                                                                             -------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (108)          (1,722)

CASH AND CASH EQUIVALENTS, beginning of period                                 1,271            2,913
                                                                             -------          -------

CASH AND CASH EQUIVALENTS, end of period                                     $ 1,163          $ 1,191
                                                                             =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                                  $   400          $   287
                                                                             =======          =======

   Income taxes                                                              $   741              434
                                                                             =======          =======


See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
- --------------------------------------
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
- ---------------------------------------------------------------------

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 29, 1996 and results of operations and changes in cash flows for the periods ended June 29, 1996 and July 1, 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995. The results of operations for the periods ended June 29, 1996 is not necessarily indicative of the operating results for the full year.

2.  ACQUISITIONS

In May 1996 the Company acquired a restaurant for $550,000 which was financed by issuing a note payable in monthly installments of $13,461, inclusive of interest until April 1, 2000. The Company had previously leased the furniture, fixtures and leasehold improvements of such restaurant for $900,000 under a three year term which ended in March 1996. The purchase price was allocated to fixed assets ($350,000) and intangible assets (covenant not to compete:$50,000 and goodwill:$100,000).

In June 1996 the Company acquired a restaurant which had been operated by the Company under a management agreement since 1991 for $1,026,000 plus the assumption of net liabilities of $88,000. The Company paid $108,000 in cash and canceled advances of $880,000 previously classified as long-term receivables. The purchase price was allocated to fixed assets ($550,000) and intangible assets (goodwill:$418,000 and covenant not to compete:$108,000).

3.  LONG-TERM DEBT

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

4.  INCOME PER SHARE OF COMMON STOCK

Per share data is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period; common stock equivalents consist of dilutive stock options. For the periods ended June 29, 1996 no effect has been given to outstanding options since the effect was not material. For the periods ended July 1, 1995 fully diluted net income per common share and common share equivalent is not shown since the effect is not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


NET SALES

     Net sales at restaurants and bars owned by the Company increased 7.4% in the 13-week period ended June 29, 1996 from the comparable period ended July 1, 1995 and increased 8.8% in the 39-week period ended June 29, 1996 from the comparable period last year. The increase in net sales for the 13-week and 39-week periods was due primarily to sales from a restaurant which the Company did not operate in some of the comparable periods last year (BRYANT PARK GRILL &
CAFE), offset in part by the decrease resulting from the sale of a restaurant (WHALE'S TAIL). Same store sales in the 13-week period ended June 29, 1996 increased by 3.2% as compared to the same period last year and same store sales in the 39-week period decreased by 4.2% as compared to the same period last year, in each case principally due to customer counts.

COSTS AND EXPENSES

     The Company's cost of sales consists only of food and beverage costs at restaurants and bars owned by the Company. For the 13-week period ended June 29, 1996 cost of sales as a percentage of net sales decreased to 26.2% from 27.0% for the comparable period last year and for the 39-week period ended June 29, 1996 cost of sales as a percentage of net sales decreased to 27.1% as compared to 27.6% last year.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales, decreased to 60.6% for the 13-week period ended June 29, 1996 from 64.2% for the comparable period last year. For the 39-week period ended June 29, 1996 such percentage increased to 69.0% from 67.6% last year. The decrease in operating expenses as a percentage of net sales in the 13-week period ended June 29, 1996 was principally due to payroll expenses which decreased to 32.1% of net sales as compared to 35.7% last year. This decrease in payroll for the 13-week period ended June 29, 1996 was principally due to the Company's ability to efficiently manage its 3.2% same store sales increase and the 13-week period also benefited from a large volume restaurant which the Company opened in the 13-week period last year (BRYANT PARK GRILL & CAFE). For the 39-week period ended June 29 1996 payroll expenses decreased to 36.2% as compared to 36.7% last year.

     General and administrative expenses, as a percentage of net sales, were 5.0% for the 13-week period ended June 29, 1996 as compared to 4.7% in the comparable period last year and was 5.9% for the 39-week period ended June 29, 1996 as compared to 6.1% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would been 4.3% for the 13-week period ended June 29, 1996 as compared to 4.1% last year and would have been 5.1% for the 39-week period ended June 29, 1996 as compared to 5.3% last year.

     The Company had net income of $1,138,000 for the 13-week period ended June 29, 1996 as compared to net income of $636,000 last year. Net income for the 39-week period ended June 29, 1996 was $134,000 as compared to $445,000 last year. Net income for the 13-week period ended June 29, 1996 includes a charge of approximately $96,000 from the partial write-off of a long term receivable at a restaurant site subleased to a third party.

     During the 13-week periods ended June 29, 1996 the Company managed six restaurants and two corporate dining facilities owned by third parties. Net sales of the managed locations were $3,973,000 during the 13-week period ended June 29, 1996 as compared to $3,020,000 last year and net sales were $8,916,000 during the 39-week period ended June 29, 1996 as compared to $7,584,000 last year. These increases were principally due to the addition of two management agreements. Net sales of these operations are not included in consolidated net sales.

INCOME TAXES

     The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each subsidiary on a non consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary. For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income, with the exception of the restaurants which operate in the District of Columbia. Accordingly, the Company's overall effective income tax rate has varied depending on the level of the losses incurred at individual subsidiaries.

     As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, commencing January 1, 1994, to a tax credit based on the amount of tip income of restaurant service personnel. The Company estimates that this credit will be in excess of $300,000 for the current year.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's primary source of capital is cash provided by operations and funds available from the $12,000,000 revolving credit agreement with its main bank. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants and acquiring existing restaurants.

     At June 29, 1996, the Company had a working capital deficit of $201,000 as compared to working capital of $40,000 at September 30, 1995. The Company is able to operate with a working capital deficit because the restaurant business does not require the maintenance of significant receivables or inventories.

     In March 1996, the Company and its main bank agreed to an extension and increase of the existing Revolving Credit and Term Loan Facility. The agreement includes a $5,000,000 facility for working capital purposes at the Company's existing restaurants and a $7,000,000 facility for use in construction of and as working capital for restaurant facilities to be operated by the Company in a new resort/casino under construction in Las Vegas, Nevada (See Restaurant Expansion below). The two facilities each have two year terms at the end of which they will convert into two year term loans. The $5,000,000 facility will convert into a two year self-amortizing term loan. The $7,000,000 facility will convert into a two year loan amortizing $6,000,000 over the two year period with the balance of $1,000,000 paid at maturity. At June 29, 1996 the Company had borrowings of $2,800,000 under this agreement.

      The Company also has a four year $2,000,000 letter of credit facility for use in lieu of lease security deposits and a on year (extendible for an additional six months) $2,000,000 letter of credit of facility to be used to assure construction of the Las Vegas restaurants.

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

RESTAURANT EXPANSION

     The Company has an agreement with New York, New York Hotel & Casino, a joint venture between Primadonna Resorts, Inc. and MGM Grand, Inc. to design, build and operate a group of restaurants in the 2,100 room Las Vegas resort casino which is scheduled to open in December 1996. The Company will build a 450-seat restaurant (AMERICA), a 150-seat steakhouse (GALLAGHER'S) and a group of small fast food restaurants in a food court with a New York theme. The steakhouse will be operated under a license agreement from the owner of the New York restaurant of that name. In addition, the Company will operate the hotel's room service, its banquet facilities and its employee cafeteria. The Company expects that its commitments for these facilities will be between $14,000,000 and $15,000,000 which the Company intends to finance principally through the credit agreement and, to a lesser extent, through cash from operations.

     In the third quarter of fiscal 1996, the Company purchased two restaurants (JIM MCMULLEN and MACKINAC BAR & GRILL). The Company agreed to pay $550,000 payable over four years through April 2000 with interest at 8.5% per annum for one restaurant (JIM MCMULLEN) The Company had previously leased the furniture, fixtures and leasehold improvements of such restaurant for $900,000 under a three year term which ended in March 1996. The Company purchased the other restaurant, which it had previously managed (MACKINAC BAR & GRILL), by paying cash of $108,000, by assuming net liabilities of $88,000 and by canceling advances of $880,000 previously classified as long-term receivables.

     Although the Company is not currently committed to any other projects, the Company is exploring additional opportunities for expansion of its business. The Company expects to fund its existing projects through cash from operations and existing credit facilities. Additional expansion may require additional external financing.

OTHER INFORMATION

     Both Houses of Congress recently passed legislation increasing the Federal hourly minimum wage, which legislation is expected to soon become law. Based on the versions of such law passed by the Congress, the Company does not expect such increase to have a material impact on the Company.

     PART II - OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - none

     (b) Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 29, 1996



        ARK RESTAURANTS CORP.



        By /S/ Michael Weinstein
           ----------------------
               Michael Weinstein, President

        By /S/ Andrew B. Kuruc
           -------------------
               Andrew B. Kuruc
               Vice President, Controller and
               Principal Accounting Officer