Form 10-K405
period 1996-09-28
ARK RESTAURANTS CORP
filed 1996-12-24
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--   SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 28, 1996

                                  OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--   SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _________________

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
             (Exact name of Registrant as specified in its charter)

             New York                                   13-3156768
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

             85 Fifth Avenue, New York, N.Y.                       10003
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

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ].

      The aggregate market value at December 19, 1996 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $29,668,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 19, 1996, there were outstanding 3,814,999 shares of the Registrant's Common Stock, $.01 par value.

Document Incorporated by Reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than January 27, 1997 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Ark Restaurants Corp. (the "Registrant" or the "Company") is a holding company which, through subsidiaries, operates 26 restaurants, two bakeries and two corporate dining facilities. Of those facilities, 20 restaurants and two bakeries are owned by the Company and six restaurants and the two corporate dining facilities are owned by others and managed by the Company.

      The Company was formed in 1983 to concentrate the ownership of four restaurants previously operated by the Company's principals. Until 1987 all of the Company's facilities were located in the New York City metropolitan area. In 1987, three facilities were opened in Boston, Massachusetts. Since then the Company has opened five facilities in the Washington, D.C. metropolitan area, one in Islamorada, Florida, one in Rhinebeck, New York and one in Jersey City, New Jersey. The Company will open in early January 1997 a group of restaurants in the 2,100-room hotel to be known as New York, New York Hotel & Casino under construction in Las Vegas, Nevada.

      In addition to the shift from a Manhattan-based operation, the nature of the facilities operated by the Company has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant's location. Most of the restaurants opened in recent years are of the latter description and the Company intends to concentrate on developing or acquiring similar facilities in the future. In fiscal 1995, the Company opened two such restaurants (B. Smith's in Washington and Bryant Park Grill and Cafe in New York). The restaurant operations in Las Vegas will constitute the Company's largest facilities at one place and are to be situated in a new, destination-type hotel and casino in a major destination city.

      The names and themes of each of the Company's restaurants are different except for the Company's three America restaurants, two B. Smith's restaurants and two Sequoia restaurants. The Company intends to open a fourth America restaurant and a second Gonzalez y Gonzalez restaurant in Las Vegas, Nevada at the New York, New York Hotel & Casino. The menus in the Company's restaurants are extensive, offering a wide variety of high quality foods at generally moderate prices. Two of the Company's restaurants, Lutece and An American Place, may be classified as expensive. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas utilized by diners awaiting tables. A majority of the net sales of the Company is derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

      While decors differ from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

      The following table sets forth certain information with respect to the Company's facilities currently in operation.

                                                                              Seating
                                                                            Capacity(2)
                                                           Restaurant Size    Indoor-          Lease
      Name         Location               Year Opened(1)   (Square feet)     (Outdoor)     Expiration(3)
Perretti           Columbus Avenue             1977              1,600             124            2003
                   New York, New York
                   (between 72nd and 73rd
                   Streets)

Metropolitan Cafe  First Avenue                1982              4,000        180-(50)            2006
                   New York, New York
                   (between 52nd and 53rd
                   Streets)

Ernie's            Broadway                    1983              6,600             300            2008
                   New York, New York
                   (between 75th and 76th
                   Streets)

America            18th Street                 1984              9,600             350            2004
                   New York, New York
                   (between 5th Avenue
                   and Broadway)

Woody's (4)        Seventh Avenue South        1986              1,700              90            1999
                   New York, New York
                   (between Charles and
                   10th Streets)

B. Smith's (5)     Eighth Avenue               1986              8,000             400            2006
                   New York, New York
                   (at 47th Street)

The Marketplace    Faneuil Hall Market         1987              3,000             100            2000
Cafe (4)           Boston, Massachusetts

El Rio Grande      Third Avenue                1987              4,000             160            2014
(4)(6)             New York, New York
                   (between 38th and 39th
                   Streets)

The Brewskeller    Faneuil Hall Market         1987              1,500              50            2000
Pub (4)            Boston, Massachusetts


An American        Park Avenue                 1986              6,000             180            2005
Place              New York, New York
                   (at 32nd Street)

Gonzalez y         Broadway                    1989              6,000             250            1999
Gonzalez           New York, New York
                   (between Houston and
                   Bleeker Streets)

                                                                              Seating
                                                                            Capacity(2)
                                                           Restaurant Size    Indoor-          Lease
      Name         Location               Year Opened(1)   (Square feet)     (Outdoor)     Expiration(3)
America            Union Station               1989             10,000             400            2009
                   Washington, D.C.

Center Cafe        Union Station               1989              4,000             200            2009
                   Washington, D.C.

Sequoia            Washington Harbour          1990             26,000       600-(400)            2005
                   Washington, D.C.

Sequoia            South Street Seaport        1991             12,000       300-(100)            2006
                   New York, New York

Beekman 1766       Mill Street                 1991              5,000             225            2001
Tavern             Rhinebeck, New York

Canyon Road        First Avenue                1984              2,500             130            2004
                   New York, New York
                   (between 76th and 77th
                   Streets)

Louisiana          Broadway                    1992              4,500             130            1999
Community Bar &    New York, New York
Grill              (between Houston &
                   Bleeker Streets)

Oar Bar & Grill    Faneuil Hall Market         1987              2,500             130            2000
(4)                Boston, Massachusetts

Jim McMullen       Third Avenue                1993              6,000             250            2002
                   New York, New York
                   (between 76th and 77th
                   Streets)

America            Tyson's Corner              1994             11,000             400            2014
                   McLean, Virginia

B. Smith's(5)      Union Station               1994              8,600             280            2009
                   Washington, D.C.

Lutece             East 50th Street            1994              2,500              92            2019
                   New York, New York
                   (between 2nd and 3rd
                   Avenues)

Lorelei Restaurant Islamorada, Florida         1994             10,000             400            2029
and Cabana Bar

Columbus Bakery    Columbus Avenue             1988              2,000              25            2002
                   New York, New York
                   (between 82nd and 83rd
                   Streets)

Bryant Park Grill  Bryant Park                 1995             25,000       180-(820)            2025
& Cafe             New York, New York

                                                                              Seating
                                                                            Capacity(2)
                                                           Restaurant Size    Indoor-          Lease
      Name         Location               Year Opened(1)   (Square feet)     (Outdoor)     Expiration(3)
Columbus Bakery    First Avenue                1995               2000              75            2006
                   New York, New York
                   (between 52nd and 53rd
                   Streets)

The Market at      Newport Office Tower        1995              7,500             250            2015
Newport (7)        525 Washington Blvd.
                   Jersey City, New Jersey

Universal Studios  100 Universal City          1996              8,000             280             (8)
Cafeteria (7)      Plaza, Unviveral City,
                   California

The Moving         Warner Bros.                1996              1,000              48             (8)
Picture Cafe (4)   Studio Store
                   New York, New York
                   (at 57th Street)

  (1) Restaurants are, from time to time, renovated and/or renamed. "Year Opened" refers to the year in which the Company or an affiliated predecessor of the Company first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated and/or renamed since that date.

  (2) Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only in clement weather.

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

  (7)   Corporate cafeteria managed by the Company.

  (8)   The  management   agreement  for  this  corporate   dining  facility  is
        terminable by either party upon 60 days' notice.

RESTAURANT EXPANSION

   The Company has entered into an agreement with New York, New York Hotel & Casino, a joint venture between Primadonna Resorts, Inc. and MGM Grand, Inc., for the Company to design, build and operate a group of restaurants in the 2,100-room Las Vegas resort casino which is currently under construction and is expected to open in early January 1997. The Company is in the process of building a 450-seat restaurant (to be named America and to be modeled after the Company's other America restaurants), a 160-seat steakhouse (to be named Gallagher's under a license agreement from the owner of the New York restaurant of that name), a 120-seat restaurant (to be named Gonzalez y Gonzalez and to be modeled after the Company's New York restaurant of the same name) and a group of nine small fast food restaurants in a food court with a New York theme. In addition, the Company will operate the hotel's room service, its banquet facilities and its employee cafeteria.

  The restaurant facilities at the New York, New York Hotel & Casino represent the Company's first effort at designing, constructing and operating restaurants in Las Vegas and the first such facilities in conjunction with a large-scale hotel and casino operation. The number of patrons expected to be served at the various facilities at the New York, New York Hotel & Casino far exceeds the number of patrons served by the Company in any other single location.

  The Company recently signed a lease for a 10,000 square foot site in the World Financial Center in downtown New York City where the Company intends to open An American Place Grill restaurant. The site was formerly occupied by a restaurant and the Company does not therefore anticpate that it will be necessary to incur significant capital expenditures in connection with the opening of this restaurant.

  The Company has also recently reached an agreement in principle to manage the restaurant and other food service facilities at three hotel and casino facilities located in Primm, Nevada and owned by Primadonna Resorts, Inc., one of the partners in the New York, New York Hotel & Casino.

  During the third quarter of fiscal 1996, the Company purchased two restaurants, Jim McMullen and Mackinac Bar and Grill, which it had been managing. During the first quarter of fiscal 1995, the Company opened its second
B. Smith's, this one in Union Station, Washington D.C. During fiscal 1994, the Company entered into agreements to acquire Lutece in New York City and the Lorelei Restaurant and Cabana Bar in Islamorada, Florida, both of which acquisitions were completed in the first quarter of fiscal 1995.

  During the first quarter of fiscal 1996, the Company opened a bakery (another Columbus Bakery), operating on a retail basis similar to that of the existing Columbus Bakery, in premises adjacent to the Company's Metropolitan Cafe restaurant on First Avenue in Manhattan. During fiscal 1995, the Company converted a restaurant on Columbus Avenue in Manhattan into the Columbus Bakery. Both Columbus Bakery facilities supply baked goods to other facilities of the Company in Manhattan and also sell at retail, coffee, baked goods and prepared foods on a "take out" basis or for on premise consumption.

  In the third fiscal quarter of 1995, the Company opened a major facility in Bryant Park, Manhattan. The facility includes a restaurant, the Bryant Park Grill and an outdoor cafe, the Bryant Park Cafe. The Bryant Park Grill has 180 seats indoors plus 350 additional seats on its roof and in an adjacent outdoor garden. The Bryant Park Cafe has 470 outdoor seats in the Bryant Park terrace.

  The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs and costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The amount of such pre-opening expense and early operating loss can generally be expected to depend upon the size and complexity of the facility being opened. The Company estimates that such pre-opening expenses and early operating losses were approximately $950,000 in fiscal 1995 in connection with the opening of B. Smith's in Washington, the Columbus Bakery and the Company's Bryant Park facilities and approximately $200,000 in fiscal 1996 in connection with the opening of the facilities at the New York, New York Hotel & Casino. The Company expects to incur extensive additional pre-opening expenses and early operating losses in connection with the opening of its Las Vegas operations.

  The Company's restaurants generally do not achieve substantial increases from year to year in net sales or profits. The Company will have to continue to open new and successful restaurants or expand existing restaurants to achieve significant increases in net sales or to replace net sales of restaurants which experience declining popularity or which close because of lease expirations or other reasons. After a restaurant is opened, there can be no assurance that such restaurant will be successful, particularly since in many instances the Company will not operate new restaurants under a tradename currently used by the Company, thereby requiring each new restaurant to establish its own identity.

  The Company intends to continue to direct its restaurant expertise and financial resources in developing larger restaurants benefitting from the high patron traffic of unique locations, such as the Sequoia restaurants in the South Street Seaport in New York and the Washington Harbour in Washington, the America and B. Smith's restaurants in Union Station in Washington, the Bryant Park facilities in New York and the planned Las Vegas facilities. Nevertheless, the Company also intends to take advantage of other opportunities considered to be favorable when they occur, such as the acquisition of the highly regarded restaurant Lutece.

RECENT RESTAURANT DISPOSITIONS

  In the third quarter of fiscal 1996, the Company sold the Whale's Tail restaurant in Oxnard, California, which the Company had acquired in November 1993.

  In the first quarter of fiscal 1997, the Company sold three of its smaller restaurants (Mackinac Bar & Grill, The Museum Cafe and Albuquerque Eats/The Rodeo Bar), each of which was operating at a loss at the time of its sale.

RESTAURANT MANAGEMENT

  Each restaurant is managed by its own manager and has its own chef. Food products and other supplies are purchased from various unaffiliated suppliers, in most cases by the Company's headquarters personnel. Each of the Company's restaurants has two or more assistant managers and assistant chefs. The executive chef department designs menus and supervises the kitchens. Financial and management control is maintained at the corporate level through the use of an automated data processing system that includes centralized accounting and reporting. The Company has developed its own proprietary software which processes information input daily at the Company's restaurants. The Company believes that the information generated by this process enables it to monitor closely the activities at each restaurant and enhances the Company's ability to effectively manage its restaurants.

EMPLOYEES

  At December 7, 1996, the Company employed 1,942 persons (including employees at managed facilities), 37 of whom were headquarters personnel, 127 of whom were restaurant management personnel, 530 of whom were kitchen personnel and 1,175 of whom were restaurant service personnel. A number of the

Company's restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect the labor costs of the Company and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. With the exception of the employees at Lutece in New York, the Company's employees are not covered by a collective bargaining agreement. The Company believes its employee relations are satisfactory.

COMPETITION

  The restaurant business is intensely competitive and involves a high degree of risk. The Company believes that a large number of new restaurants open each year and that a significant number of them do not succeed. Even successful restaurants can rapidly lose popularity due to changes in consumer tastes, economic conditions and population and traffic patterns, turnover in key personnel, the opening of competitive restaurants, unfavorable reviews and other factors. There is active competition for competent chefs and management personnel and intense competition among major restaurateurs and food service companies for the larger, unique sites suitable for restaurants.

GOVERNMENT REGULATION

  The Company is subject to various federal, state and local laws and regulations affecting its business, including a variety of regulatory provisions relating to the wholesomeness of food, sanitation, health, safety and licensing in the sale of alcoholic beverages. A number of the Company's restaurants have open or enclosed outdoor cafes which require the approval of, or licensing by, a number of governmental agencies. The suspension by any regulatory agency of the food service or the liquor license of any of the Company's restaurants would have a material adverse effect upon the affected restaurant and may adversely affect the Company as a whole.

  The New York State Liquor Authority must approve any transaction in which a shareholder of the Company increases his holdings to 10% or more of the outstanding capital stock of the Company and any transaction involving 10% or more of the outstanding capital stock of the Company.

SEASONAL NATURE OF BUSINESS

  The Company's business is highly seasonal. The second quarter of the Company's fiscal year, consisting of the non-holiday portion of the cold weather season in New York, Boston and Washington (January, February and March), is the poorest performing quarter. The Company achieves its best results during the warm weather, attributable to the Company's extensive outdoor dining availability, particularly at Bryant Park and Sequoia in Washington (the Company's largest restaurants) and the Company's outdoor cafes. The Company anticipates that its facilities in Las Vegas will operate on a more level basis through the year and, accordingly, may have the effect of reducing the seasonal nature of the Company's business as it currently exists.

ITEM 2. PROPERTIES

  The Company's restaurant facilities identified in the chart above and its executive offices are occupied under leases. Most of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the Company's sales at such facility. These leases (excluding leases for managed restaurants) have initial terms expiring as follows:

                             Years Lease                   Number of
                             Term Expire                   Facilities

                             1996-2000                          8
                             2001-2005                          8
                             2006-2010                          8
                             2011-2015                          3
                             2016-2020                          1
                             2021-2025                          1
                             2026-2030                          1


      The Company's executive, administrative and clerical offices, located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York, are occupied under a lease which expires in October 2008, which includes one five-year renewal option. The Company maintains an office in Washington, D.C. for its catering operations, the lease for which expires in December 1997.

      For information concerning the Company's future minimum rental commitments under non-cancelable operating leases, see Note 8 of Notes to Consolidated Financial Statements.

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

      A minority shareholder of two of the Company's subsidiaries has made various demands which, if proven, would result in a claim against the Company for approximately $300,000. The Company believes the demands are without merit and the Company intends to defend against them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth the names and ages of executive officers of the Company and all offices held by each person:

    Name                     Age              Positions and Offices
    Michael Weinstein         53              President

    Vincent Pascal            53              Vice President and
                                                Secretary

    Robert Towers             49              Vice President and
                                                Treasurer

    Andrew Kuruc              38              Vice President and
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

       Effective December 14, 1994, the Company's Common Stock, $.01 par value, began trading in the over-the-counter market on the Nasdaq National Market ("Nasdaq") under the symbol "ARKR". For more than the two-year period prior thereto, the Company's Common Stock was traded on the American Stock Exchange ("AMEX"). The high and low sale prices for the Common Stock from October 3, 1994 through September 30, 1996 are as follows:

Calendar 1994                                   High             Low

Fourth Quarter
    October 1 - December 13 (AMEX)              8 3/8            7
    December 14 - December 31 (Nasdaq)          8 1/2            7

Calendar 1995

First Quarter                                   10 1/4           7 1/2
Second Quarter                                  10 1/2           8 1/4
Third Quarter                                   10 1/4           8
Fourth Quarter                                  10               7 1/4

Calendar 1996

First Quarter                                   8                6
Second Quarter                                  11 1/2           7 1/4
Third Quarter                                   10               7 3/4


DIVIDENDS

      The Company has not any paid cash dividends since its inception and does not intend to pay dividends in the foreseeable future. Under the terms of the Second Amended and Restated Credit Agreement between the Company and its main lender, the Company may pay cash dividends and redeem shares of Common Stock in any fiscal year only to the extent of an aggregate amount equal to 20% of the Company's consolidated operating cash flow for such fiscal year.

NUMBER OF SHAREHOLDERS

      As of December 19, 1996, there were 104 holders of record of the Company's Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain financial data for the fiscal years ended 1992 through 1996. This information should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing at page F-1.


                                                                                  Year Ended
                                                     ----------------------------------------------------------------------
                                                     September 28,  September 30,   October 1,    October 2,     October 3,
                                                         1996            1995          1994          1993           1992

OPERATING DATA:

Net sales                                             $76,795,940    $73,026,907    $60,404,339   $55,973,227    $49,283,481

Gross restaurant profit                                55,934,475     53,001,963     43,562,653    40,364,491     35,406,559

Operating income                                          507,996        960,794        840,452     3,384,230      2,671,891

Other income, net                                         743,615        937,763        507,200       268,606        250,558

Income before provision
  for income taxes and
  extraordinary item                                    1,241,611      1,898,557      1,347,652     3,652,836      2,922,449

Income (loss) before
  extraordinary item                                      788,762      1,121,126        643,032     1,817,637      1,473,133

NET INCOME (LOSS)                                         788,762      1,121,126      1,150,802     1,936,737      1,546,033

Income (loss) per share
  before extraordinary
  item and cumulative
  effect of accounting
  change                                              $      0.24    $      0.34    $      0.20   $      0.57    $      0.48

NET INCOME (LOSS)
  PER SHARE                                           $      0.24    $      0.34    $      0.36   $      0.61    $      0.50

Weighted average
  number of shares
  used in computation                                   3,241,394      3,251,336      3,225,680     3,198,429      3,101,719

BALANCE SHEET DATA
  (end of period):
  Total assets                                         32,379,479     28,541,920     21,768,747    19,037,744     17,579,531

  Working capital (deficit)                            (1,303,920)        40,996      1,517,601       490,956       (151,773)

  Long-term debt                                        6,403,866      4,014,162        761,386       165,728      1,537,243

  Shareholders' equity                                 17,804,394     16,706,301     15,210,202    13,908,116     11,444,566

  Shareholders' equity
    per share                                                5.49           5.24           4.88          4.51           3.88

  Facilities in operation
    at end of year, including
    managed                                                    32             32             27            26             24


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING PERIOD

      The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 28, 1996, September 30, 1995 and October 1, 1994 included 52 weeks.

NET SALES

      Net sales at restaurants and bars owned by the Company increased by 5.2% from fiscal 1995 to fiscal 1996 and by 20.9% from fiscal 1994 to fiscal 1995. The increase in fiscal 1996 was primarily due to the first full operating year of one of the Company's largest restaurant which opened in fiscal 1995 (Bryant Park Grill & Cafe) and a full operating year of a restaurant which was closed for part of fiscal 1995 (Ernie's), offset in part by a decrease in sales resulting from a restaurant which the Company sold in fiscal 1996 (Whale's Tail) and from declining net sales at four restaurants classified as restaurants held for sale (of which three were sold in the first quarter of fiscal 1997 (Museum Cafe, Rodeo Bar and Mackinac Bar and Grill). Same store sales in fiscal 1996 decreased by 3.0% principally due to decreased customer counts.

      The increase in fiscal 1995 was due primarily to sales from restaurants acquired or opened in fiscal 1995 (Bryant Park Grill & Cafe, B. Smith's in Washington, DC, Lorelei Restaurant and Cabana Bar and Lutece) and the first full operating year of a restaurant opened in fiscal 1994 (America in McLean, Virginia). Same store sales in fiscal 1995 decreased by 0.8%.

COSTS AND EXPENSES

      The Company's cost of sales consists principally of food and beverage costs at restaurants and bars owned by the Company. Cost of sales as a percentage of net sales was 27.2% in fiscal 1996, 27.4% in fiscal 1995 and 27.9% in 1994. The Company believes its sophisticated centralized purchasing system has enabled it to efficiently utilize its purchasing power by upgrading product quality while controlling costs.

      Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales, were 67.9% in fiscal 1996, as compared to 66.7% in fiscal 1995 and 64.2% in fiscal 1994. The increase in fiscal 1996 from fiscal 1995 was primarily due to a decline in same store sales in particular at the restaurants held for sale combined with certain losses on the disposition of those restaurants. Restaurant payroll as a percentage of net sales was 36.1% in fiscal 1996, 35.9% in fiscal 1995 and 34.9% in fiscal 1994. Payroll expenses in fiscal 1995 were impacted by costs associated with new restaurant openings and to a special charge related to the settlement of a claim at one of the Company's New York restaurants alleging violations of federal and state wage and hour laws. Occupancy expenses (consisting of rent, rent taxes, real estate taxes, insurance and utility costs) was 12.8% in fiscal 1996 and were approximately 12.5% in both fiscal 1995 and fiscal 1994.

      The Company incurred approximately $200,000 of pre-opening and early operating losses at newly opened restaurants in fiscal 1996, $950,000 in fiscal 1995 and $430,000 in fiscal 1994. The Company typically incurs significant pre-opening expenses in connection with its new restaurants which are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

      General and administrative expenses, as a percentage of net sales, remained constant at 5.8% in fiscal 1996 as compared to fiscal 1995 and were 6.6% in fiscal 1994. The decrease in fiscal 1995 was primarily due to the fact that the Company was able to manage the 20.9% increase in net sales with only a nominal increase in general and administrative expenses. In fiscal 1994 the Company had increased development staff in expectation of the fiscal 1995 new restaurants and acquisitions. If net sales at managed restaurants were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 5.0% in both fiscal 1996 and fiscal 1995 and 5.6% in fiscal 1994.

      As of September 28, 1996 the Company managed seven facilities owned by others (El Rio Grande, and Woody's in Manhattan, The Universal Studios Corporate Dining Facilities in Universal City, California, The Market at Newport in Jersey City, New Jersey, the Marketplace Cafe, Oar Bar & Grill, and the Brewskeller Pub in Boston, Massachusetts). Net sales of these restaurants, which are not included in net sales, were $12,802,000 during fiscal 1996, $10,839,000 during fiscal 1995 and, $10,643,000 during fiscal 1994. Management fee income in fiscal 1994 is net of charges totaling $719,000 from the write-off of unrecoverable advances to a managed restaurant in Miami, Florida, which the Company no longer manages and from the write-off of a discontinued New York catering operation.

      Interest expense was $426,000 in fiscal, $359,00 in fiscal 1995 and $143,000 in fiscal 1994. The increases in fiscal 1996 from fiscal 1995 and in fiscal 1995 from 1994 were principally due to borrowings to finance the new restaurant openings and acquisitions.

      Interest income was $87,000 in fiscal 1996, $78,000 in fiscal 1995, $93,000 in fiscal 1994.

      Other income, which generally consists of purchasing service fees, and the sale of logo T-shirts at various restaurants, was $1,083,000 in fiscal 1996, $1,219,000 in fiscal 1995 and $557,000 in fiscal 1994. A significant portion of the amounts received in fiscal 1996 and fiscal 1995 were principally due to amounts the Company received by a third party due to the temporary closing in fiscal 1994 and fiscal 1995 of a restaurant (Ernie's).

INCOME TAXES

      The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

      For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income with the exception of the restaurants which operate in the District of Columbia . Accordingly, the Company's overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries. The Company's overall effective tax rate was 37% in fiscal 1996, 40% in fiscal 1995 and 52% in fiscal 1994. The Company's effective rate in fiscal 1996 and fiscal 1995 was significantly benefited by tax credits available to the Company for FICA taxes paid by the Company with respect to tip income of service personnel. The effective tax rate in fiscal 1994 was negatively impacted by the charges to management fee income totaling $719,000 from the write-off of unrecoverable advances to a managed restaurant in Miami, Florida, which the Company no longer manages and from the write-off of a discontinued New York catering operation.

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

      As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, commencing January 1, 1994, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The net benefit to the Company was $349,000 in fiscal, $299,000 in fiscal 1995 and $173,000 in fiscal 1994.

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

      The net cash used in investing activities in fiscal 1996 ($6,693,000) fiscal 1995 ($9,096,000) and fiscal 1994 ($3,008,000) was principally from the Company's continued investment in fixed assets associated with constructing new restaurants and acquiring existing restaurants. In fiscal 1996 the Company commenced construction of a group of restaurant facilities (the "Business -- Restaurant Expansion") in the 2,035 room New York New York Hotel & Casino resort in Las Vegas, Nevada which is scheduled to open in January 1997. In fiscal 1995, the Company opened a 1,000 seat restaurant in Bryant Park, a nine-acre park behind the New York City Public Library (Bryant Park Grill & Cafe) and opened another restaurant in Union Station in Washington, DC (B.Smith's, the Company's second such restaurant). The Company also acquired two restaurants - a renowned French restaurant in New York City (Lutece) and a casual restaurant and bar in the Florida Keys (Lorelei Restaurant and Cabana Bar). In fiscal 1994, the Company opened a 400 seat restaurant (America in Tyson's Corner Shopping Complex in McLean, Virginia) and completed the acquisition of a restaurant in Oxnard, California (Whale's Tail).

      The net cash provided by financing activities in fiscal 1996 was principally from the Company's borrowings on its main credit facility exceeding repayments on such facility. In fiscal 1995 net cash provided by financing activities was principally from the Company's borrowings on its main credit facility exceeding repayments on such facility and from the sale leaseback of various kitchen equipment in a restaurant opened in New York City (Bryant Park Grill & Cafe). In fiscal 1994 the Company received proceeds from the sale leaseback of various kitchen equipment in the restaurant opened in McLean, Virginia (America).

      At September 28, 1996 the Company had a working capital deficit of $1,304,000 as compared to working capital of $41,000 at September 30, 1995. The significant decrease in working capital in fiscal 1996 from fiscal 1995 was principally due to cash expended for the Las Vegas restaurants. The restaurant business does not require the maintenance of significant inventories of receivables, thus the Company is able to operate with minimal and even negative working capital.

      In March 1996 the Company and its main bank agreed to an extension and increase of the existing Revolving Credit and Term Loan Facility. The agreement includes a $5,000,000 facility for working capital purposes at the Company's existing restaurants and a $7,000,000 facility for use in construction of and as working capital for the Las Vegas restaurants which are scheduled to open in January 1997. The Company expects that its capital commitments for the Las Vegas restaurants to be approximately $15,000,000. The two facilities each have two year terms enabling the Company to borrow until March 1998 at which time outstanding loans may be converted into two year term loans. The $5,000,000 facility will convert into a two year self-amortizing term loan and the $7,000,000 facility will convert into a two year loan amortizing $6,000,000 over the two year period with the balance of $1,000,000 paid at maturity. At September 28, 1996, the Company had borrowings of $5,400,000 outstanding under this agreement.

      The Company also a four year $2,000,000 Letter of Credit Facility for use in lieu of lease security deposits and a one year (extendible for an additional six months) $2,000,000 Letter of Credit of Facility to be used to assure construction of the Las Vegas restaurants. At September 28, 1996 the Company had delivered $3,325,000 in irrevocable letters of credit on these two facilities.

      In December 1996, the Company raised $6,065,994 through a private placement of 551,454 shares of its common stock at $11 per share. The proceeds were used to repay a portion of the Company's outstanding borrowings on its Revolving Credit and Term Loan Facility and for the payment of capital expenditures on the Las Vegas restaurants.

      The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds.

RESTAURANT EXPANSION

      The Company recently signed a lease for a new facility in the World Financial Center in downtown New York City where the Company intends to open An American Place Grill restaurant. The site was formerly occupied by a restaurant and the Company does not therefore anticpate that it will be necessary to incur significant capital expenditures in connection with the opening of this restaurant.

      The Company has also recently reached an agreement in principle to manage the restaurant and other food service facilities at three hotel and casino facilities located in Primm, Nevada and owned by Primadonna Resorts, Inc., one of the partners in the New York, New York Hotel & Casino. These arrangements will not require any significant capital expenditures by the Company.

      Although the Company is not currently committed to any other projects, the Company is exploring additional opportunities for expansion of its business. The Company expects to fund its projects through cash from operations and existing credit facilities. Additional expansion may require additional external financing.

RECENT DEVELOPMENTS

      In the first quarter of fiscal 1997, the Company sold three of its smaller restaurants (Mackinac Bar & Grill, The Museum Cafe and Albuquerque Eats/The Rodeo Bar), each of which was operating at a loss at the time of its sale. The Company recognized a net gain of approximately $150,000 in connection with these sales.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 27, 1997 pursuant to Regulation 14A of the General Rules and Regulations ("Regulation 14A") under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 27, 1997 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 27, 1997 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 27, 1997 pursuant to Regulation 14A.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (a)  (1)    FINANCIAL STATEMENTS:                                          PAGE

               Report of Independent Certified
               Public Accountants                                               F-1

               Consolidated Balance Sheets --
               at September 28, 1996 and September 30, 1995                     F-2

               Consolidated Statements of Operations --
               For each of the three fiscal years ended
               September 28, 1996, September 30, 1995 and October 1, 1994       F-3

               Consolidated  Statements of  Shareholders'  Equity -- For each of the three fiscal years ended  September  28, 1996,  September 30,
               1995 and October 1, 1994                                         F-4

               Consolidated Statements of Cash Flows --
               For each of the three fiscal years ended
               September 28, 1996, September 30, 1995 and October 1, 1994       F-5

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

        10.3 Ark Restaurants Corp. Amended Stock Option Plan, incorporated by reference to Exhibit 10.3 to the 1994 10-K.

        10.4 Second Amended and Restated Credit Agreement dated as of March 5, 1996 between the Company and Bank Leumi Trust Company of New York, incorporated by reference to Exhibit 10.52 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 1996 (the "March 1996 10-Q").

        10.5 Ark Restaurants Corp. 1996 Stock Option Plan, incorporated by reference to Exhibit 10.53 to the March 1996 10-Q.

        *21    Subsidiaries of the Registrant.

        *23    Consent of Deloitte & Touche LLP.

        *27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR Version only.

        ---------------------------------
        *Filed Herewith

   (b)         Reports on Form 8-K:
               None

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and its subsidiaries as of September 28, 1996 and September 30, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ark Restaurants Corp. and subsidiaries as of September 28, 1996 and September 30, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective October 3, 1993, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

New York, New York
December 6, 1996

ARK RESTAURANTS CORP. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------

                                                           September 28,               September 30,
ASSETS                                                          1996                       1995
CURRENT ASSETS:

 Cash and cash equivalents                                 $   907,003                 $ 1,271,284
 Accounts receivable                                         1,462,499                   1,273,827
 Current portion of long-term receivables (Note 2)              93,951                     163,436
 Inventories (Note 3)                                          840,216                     888,344
 Deferred income taxes (Note 11)                               631,027                     395,539
 Prepaid expenses                                              464,571                     957,018
 Other current assets                                          409,374                     534,852
                                                            ----------                 -----------
    Total current assets                                     4,808,641                   5,484,300
                                                            ----------                 -----------
LONG-TERM RECEIVABLES (Note 2)                                 360,344                   1,414,909
ASSETS HELD FOR SALE (Note 3)                                2,614,090                       -
FIXED ASSETS - At cost (Notes 4 and 7):
 Leasehold improvements                                     13,019,524                  14,421,187
 Furniture, fixtures and equipment                          11,113,933                  12,369,017
 Leasehold improvements in progress                          6,289,726                     133,789
                                                            ----------                 -----------
                                                            30,423,183                  26,923,993
 Less accumulated depreciation and amortization             11,325,141                  10,548,687
                                                            ----------                 -----------
                                                            19,098,042                  16,375,306
                                                            ----------                 -----------
INTANGIBLE ASSETS - Net (Note 4)                             3,885,095                   4,336,347
DEFERRED INCOME TAXES (Note 11)                                933,547                     476,543
OTHER ASSETS (Note 5)                                          679,720                     454,515
                                                            ----------                 -----------
                                                           $32,379,479                $ 28,541,920
                                                            ----------                 -----------
                                                            ----------                 -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable - trade                                  $ 2,365,939                $  2,035,769
 Accrued expenses and other current liabilities  (Note 6)    3,030,684                   2,849,292
 Current maturities of capital lease obligations (Note 8)      240,855                     204,042
 Current maturities of long-term debt (Note 7)                 150,689                      88,832
 Accrued income taxes (Note 11)                                324,394                     265,369
                                                            ----------                 -----------
   Total current liabilities                                 6,112,561                   5,443,304
                                                            ----------                 -----------
OBLIGATIONS UNDER CAPITAL LEASES (Note 8)                      662,347                     929,985

LONG-TERM DEBT - Net of current maturities (Notes 4 and 7)   6,253,177                   3,925,330

OPERATING LEASE DEFERRED CREDIT (Note 8)                     1,547,000                   1,537,000

COMMITMENTS (Notes 7 and 8)

SHAREHOLDERS' EQUITY (Notes 7 and 9):
 Common stock par value S.01 per share - authorized,
   10,000,000 shares; issued, 4,608,882 and
   4,536,382 shares, respectively                               46,089                      45,364
 Additional paid-in capital                                  7,79O,242                   7,481,636
 Retained earnings                                          11,215,462                  10,426,700
                                                            ----------                 -----------
                                                            19,051,793                  17,953,700
Less treasury stock, 1,345,337 shares                        1,247,399                   1,247,399
                                                            ----------                 -----------
                                                            17,804,394                  16,706,301
                                                            ----------                 -----------
                                                          $ 32,379,479                $ 28,541,920
                                                            ----------                 -----------
                                                            ----------                 -----------



See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES



CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------


                                                                                Year Ended
                                                            ------------------------------------------------------
                                                             September 28,      September 30,          October 1,
                                                                 1996                1995                 1994
NET SALES                                                    $ 76,795,940       $ 73,026,907         $ 60,404,339

COST OF SALES                                                  20,861,465         20,024,944           16,841,686
                                                             ------------       ------------          -----------
   Gross restaurant profit                                     55,934,475         53,001,963           43,562,653

MANAGEMENT FEE INCOME (Note 10)                                 1,204,808            925,332               59,159
                                                             ------------       ------------          -----------
                                                               57,139,283         53,927,295           43,621,812

OPERATING EXPENSES:
 Payroll and payroll benefits                                  27,740,390         26,191,191           21,092,870
 Occupancy                                                      9,843,110          9,035,078            7,554,536
 Depreciation                                                   2,664,892          2,289,211            1,694,530
 Other                                                         11,918,198         11,227,851            8,427,639
                                                             ------------       ------------          -----------
                                                               52,166,590         48,743,331           38,769,575

GENERAL AND ADMINISTRATIVE EXPENSES                             4,474,697          4,223,170            4,011,785
                                                             ------------       ------------          -----------
                                                               56,641,287         52,966,501           42,781,360
                                                             ------------       ------------          -----------

OPERATING INCOME                                                  497,996            960,794              840,452
                                                             ------------       ------------          -----------
OTHER EXPENSE (INCOME):
 Interest expense (Note 7)                                        425,810            359,159              143,130
 Interest income                                                  (86,708)           (77,856)             (93,347)
 Other income (Note 12)                                        (1,082,717)        (1,219,066)            (556,983)
                                                             ------------       ------------          -----------
                                                                 (743,615)          (937,763)            (507,200)
                                                             ------------       ------------          -----------

INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMU-
 LATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE              1,241,611          1,898,557            1,347,652

PROVISION FOR INCOME TAXES (Note 11)                              452,849            777,431              704,620
                                                             ------------       ------------          -----------

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE                                             788,762          1,121,126              643,032

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
 PRINCIPLE (Note 11)                                                 -                 -                  507,770
                                                             ------------       ------------          -----------

NET INCOME                                                   $    788,762       $  1,121,126          $ 1,150,802
                                                             ------------       ------------          -----------
                                                             ------------       ------------          -----------

INCOME PER SHARE:
Income before cumulative effect of a change in
 accounting principle                                               $ .24        $       .34          $       .20
Cumulative effect of a change in accounting principle                -                -                       .16
                                                             ------------       ------------          -----------

NET INCOME                                                   $        .24       $        .34          $       .36
                                                             ------------       ------------          -----------
                                                             ------------       ------------          -----------

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
 COMPUTATIONS                                                   3,241,394          3,251,336            3,225,680
                                                             ------------       ------------          -----------
                                                             ------------       ------------          -----------

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 28, 1996, SEPTEMBER 30, 1995, AND OCTOBER 1, 1994
-----------------------------------------------------------------------------------------------------------------------------------

                                                    Common Stock        Additional                                      Total
                                                  ---------------        Paid-In         Retained       Treasury      Shareholders'
                                                  Shares     Amount      Capital         Earnings        Stock          Equity


BALANCE, OCTOBER 2, 1993                       4,430,582     $44,306   $6,956,437       $8,154,772    $(1,247,399)     $13,908,116
 Exercise of stock options                        31,250         312       67,813            -               -              68,125
 Tax benefit on exercise of options                  -          -          83,159            -               -              83,159
 Net income                                          -          -            -           1,150,802           -           1,150,802
                                               ---------    --------   ----------      -----------    ------------      ----------

BALANCE, OCTOBER 1, 1994                       4,461,832      44,618    7,107,409        9,305,574     (1,247,399)      15,210,202
 Exercise of stock options                        74,550         746      182,111            -               -             182,857
 Tax benefit on exercise of options                  -            -       192,116            -               -             192,116
 Net income                                          -            -           -          1,121,126           -           1,121,126
                                               ---------    --------   ----------      -----------    ------------      ----------

BALANCE SEPTEMBER 30, 1995                     4,536,382      45,364    7,481,636       10,426,700     (1,247,399)      16,706,301
 Exercise of stock options                        72,500         725      183,650                                          184,375
 Tax benefit on exercise of options                                       124,956                                          124,956
 Net income                                                                                788,762            -            788,762
                                               ---------    --------   ----------      -----------    -----------       ----------

BALANCE, SEPTEMBER 28, 1996                    4,608,882    $ 46,089   $7,790,242      $11,215,462    $(1,247,399)     $17,804,394
                                               ---------    --------   ----------      -----------    -----------       ----------
                                               ---------    --------   ----------      -----------    -----------       ----------




See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------


                                                                                              Year Ended
                                                                             ------------------------------------------------------
                                                                             September 28,          September 30,       October 1,
                                                                                1996                    1995              1994
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before cumulative effect of a change in
  accounting principle                                                       $   788,762            $1,121,126         $   643,032
 Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization of fixed assets                                 2,324,304             1,988,968           1,508,489
 Amortization of intangibles                                                     492,207               450,787             264,092
 Provision for loss on sale of restaurants                                       297,000                 -                     -
 Provision for uncollectible long-term receivables                                96,000               100,000             200,000
 Operating lease deferred credit                                                  10,000               151,000             220,000
 Deferred income taxes                                                          (692,492)             (302,100)           (107,005)
 Changes in assets and liabilities:
  Increase in accounts receivable                                               (184,672)             (188,651)           (420,737)
  (Increase) decrease in inventories                                             (79,847)             (126,205)              9,450
  Decrease (increase) in prepaid expenses                                        492,447              (564,747)             34,734
  (Increase) decrease in other assets, net                                      (106,727)              223,411             647,891
  Increase in accounts payable - trade                                           330,167               229,830             315,830
  Increase (decrease) in accrued income taxes                                     59,025               238,211             (47,819)
  Increase (decrease) in accrued expenses and other current liabilities          181,392               397,528             (66,257)
                                                                             -----------           -----------         -----------
     Net cash provided by operating activities                                 4,007,566             3,719,158           3,201,700
                                                                             -----------           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to fixed assets                                                    (6,833,018)           (6,610,540)         (2,820,366)
 Additions to intangible assets                                                 (110,849)             (145,872)            (39,887)
 Issuance of demand notes and long-term receivables                              (63,O92)             (224,913)           (206,512)
 Payments received on demand notes and long-term receivables                     171,651               220,772              58,940
 Restaurant sale                                                                 250,000                    -                  -
 Restaurant acquisitions                                                        (108,000)           (2,335,712)                -
                                                                             -----------           -----------         -----------
     Net cash used in investing activities                                    (6,693,308)           (9,O96,265)         (3,007,825)
                                                                             -----------           -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payment on long-term debt                                          (1,857,045)           (1,847,224)         (2,095,342)
 Issuance of long-tam debt                                                     4,100,000             4,500,000           2,250,000
 Exercise of stock options                                                       309,331               374,973             151,284
 Principal payment on capital lease obligations                                 (230,825)             (117,218)            (52,144)
 Proceeds from sale lease back                                                      -                  824,947             478,442
                                                                             -----------           -----------         -----------
     Net cash provided by financing activities                                 2,321,461             3,735,478             732,240
                                                                             -----------           -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                            (364,281)           (1,641,629)            926,115

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   1,271,284             2,912,913           1,986,798
                                                                             -----------           -----------         -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $   907,003           $ 1,271,284         $ 2,912,913
                                                                             -----------           -----------         -----------
                                                                             -----------           -----------         -----------

SUPPLEMENTAL INFORMATION:
 Cash payments for the following were:
   Interest                                                                  $   515,810           $   422,159         $    143,130
                                                                             -----------           -----------         ------------
                                                                             -----------           -----------         ------------

   Income taxes                                                              $   966,434           $   649,689         $    776,473
                                                                             -----------           -----------         ------------
                                                                             -----------           -----------         ------------

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 28, 1996, SEPTEMBER 30, 1995, AND OCTOBER 1, 1994
--------------------------------------------------------------------------------



1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Ark Restaurants Corp. and subsidiaries (the "Company") own and operate 20 restaurants, and manage 5 restaurants, of which 15 are in New York City, 4 in Washington, D.C., three in Boston and one each in Rhinebeck, New York, McLean, Virginia, and Islamorada, Florida. Additionally, the Company operates catering businesses in New York City and Washington, D.C., as well as wholesale and retail bakeries in New York City, a cafe at the Warner Bros. store in New York City and corporate dining facilities at Universal Studios, California and in an office building in Jersey City, New Jersey.

     ACCOUNTING PERIOD - The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 28, 1996, September 30, 1995 and October 1, 1994 included 52 weeks.

     SIGNIFICANT ESTIMATES - In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial position or the results of operation.

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

     Goodwill recorded in connection with the acquisition of shares of the Company's common stock from a former shareholder, as discussed in Note 4, is being amortized over a period of 40 years. Goodwill arising from restaurant acquisitions is being amortized over a period of 15 years.

     Legal and other costs incurred to organize restaurant corporations are capitalized as organization costs and are amortized over a period of 5 years.

     Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period of 5 years.

     Certain legal and bank commitment fees incurred in connection with the Company's Revolving Credit and Term Loan Facility were capitalized as deferred financing fees and are being amortized over four years, the term of the facility.

     The Company periodically assesses the recoverability of intangible assets on an asset by asset basis using the projected undiscounted operating income.

     OPERATING LEASE DEFERRED CREDIT - Several of the Company's operating leases contain predetermined increases in the rentals payable during the term of such leases. For these leases, the aggregate rental expense over the lease term is recognized on a straight-line basis over the lease term. The excess of the expense charged to operations in any year and amounts payable under the leases during that year are recorded as a deferred credit. The deferred credit subsequently reverses over the lease term (Note 8).

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

     FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Impairment of Long-Lived Assets to Be Disposed of ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This Statement will be adopted by the Company as of September 29, 1996. The effect of the adoption of SFAS 121 on the Company's consolidated financial statements is not expected to be material.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under the provisions of SFAS No. 123, effective for the fiscal year beginning September 29, 1996, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method for employee stock-based compensation and provide pro forma disclosure of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123. The Company generally does not grant options to outsiders, accordingly, the adoption of SFAS No. 123 is not expected to have a material effect on the Company's consolidated net earnings or cash flows.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

2.   LONG-TERM RECEIVABLES

     Long-term receivables consist of the following:


                                                                  September 28,  September 30,
                                                                      1996           1995

Advances for construction, working capital and certain
bankruptcy claims, at one of the Company's managed
locations, at prime interest rate plus 2% (a)                         $   -        $ 860,131

Advances for construction and working capital, at one of
the Company's managed locations, at 15% interest; due
in monthly installments through December 2000                          270,829       311,674

Advances for construction, at one of the Company's managed
locations, at prime plus 1%; due in monthly installments
through December 1999                                                   79,521        99,244

Note receivable, at 8% interest, due in monthly installments,
through August2001 (b)                                                     -         186,612

Note receivable, secured by personal guarantees of officers of a managed restaurant and fixed assets at that location, at 15%
interest; due in monWy installments, through September 2000             98,548       115,287

Other                                                                    5,397         5,397
                                                                      --------    ----------
                                                                       454,295     1,578,345
                                                                      --------    ----------
Less current portion                                                    93,951       163,436
                                                                      --------    ----------
                                                                      $360,344    $1,414,909
                                                                      --------    ----------
                                                                      --------    ----------



     (a) In June 1996 the Company acquired this restaurant which had been operated under a management agreement since December 1990. The Company paid the former owners $108,000 in cash and canceled advances totaling approximately $880,000. The purchase price totaling $1,026,000 was then allocated to fixed assets and intangible assets (Note 4).

     (b) In fiscal 1993 the Company was issued a note by a third party who subleased and operated a restaurant since 1989 from the Company. In fiscal 1996, the third party defaulted on the payments. The Company subsequently received approximately $91,000 on settlement of the outstanding receivable and wrote off the remaining balance of approximately $96,000.

3.   ASSETS HELD FOR SALE

     At September 28, 1996 the Company was actively pursuing the sale of four restaurants and accordingly reclassified the net fixed assets ($2,248,231), net intangible assets ($503,884) and inventories ($61,975) as assets held for sale. The Company also provided a $200,000 charge as its estimated loss on disposal of these restaurants. (See Notes 4 and 14.)

4.   INTANGIBLE ASSETS

     Intangible assets consist of the following:



                                                                    September 28,  September 30,
                                                                         1996         1995

Goodwill (a)                                                          $3,962,877    $3,812,877
Purchased leasehold rights (b)                                           552,740     1,277,740
Noncompete agreements and other (a)                                      840,000     1,158,000
Organization costs                                                       600,030       575,949
                                                                      ----------    ----------
                                                                       5,955,647     6,824,566

Less accumulated amortization                                          2,070,552     2,488,219
                                                                      ----------    ----------
                                                                      $3,885,095    $4,336,347
                                                                      ----------    ----------
                                                                      ----------    ----------




     (a) In August 1985, certain subsidiaries of the Company acquired approximately one-third of the then outstanding shares of common stock (964,599 shares), from a former officer and director of the Company for a purchase price of $3,000,000. The consolidated balance sheets reflect the allocation of $2,946,000 to goodwill.

          During fiscal 1996 the Company acquired two restaurants for approximately $108,000 in cash, the cancellation of long-term receivables of $880,000 and the assumption of notes payable totaling $550,000. The acquisitions were accounted for as purchase transactions with the purchase price allocated as follows: inventories $28,000, leasehold improvements $575,000, furniture, fixtures and equipment $350,000 and intangible assets $679,000.

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

5.   OTHER ASSETS

     Other assets consist of the following:




                                                                    September 28,  September 30,
                                                                         1996          1995

Deposits                                                              $ 453,038     $ 392,018
Investments in and advances to affiliates (a)                            53,740        62,497
Deferred financing fees                                                 172,942           -
                                                                      ---------     ---------
                                                                      $ 679,720     $ 454,515
                                                                      ---------     ---------
                                                                      ---------     ---------


     (a) The Company, through a wholly owned subsidiary, became a general partner with a 19% interest in a partnership which acquired on July 1, 1987 an existing Mexican food restaurant, El Rio Grande, in New York City. Several related parties also participate as limited partners in the partnership. The Company's equity in earnings of the limited partnership was $48,000, $60,000, and $75,000 for the years ended September 28, 1996, September 30, 1995 and October 1, 1994, respectively.

          The Company also manages El Rio Grande through another wholly owned subsidiary on behalf of the partnership. Management fee income relating to these services was $450,000, $519,000 and $383,000 for the years ended September 28, 1996, September 30, 1995 and October 1, 1994, respectively (Note 10).

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:



                                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                                          1996             1995

Sales tax payable                                                                      $   569,731      $   667,399
Accrued wages and payroll related costs                                                    717,772          636,734
Other current liabilities                                                                1,743,181        1,545,159
                                                                                      -------------    -------------
                                                                                       $ 3,030,684      $ 2,849,292
                                                                                      -------------    -------------
                                                                                      -------------    -------------


7.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                                          1996             1995

Revolving Credit and Term Loan Facility with interest at the prime rate, plus 1%,
  payable on March 1, 1998 (a)                                                         $ 5,400,000      $ 3,000,000
Promissory note payable to a landlord of a restaurant site, payable in monthly
  installments through May 1996                                                                  -           29,717
Note issued in connection with acquisition of restaurant site, at 7.25%, payable in
  monthly installments through January 1, 2000 (b)                                         516,320          572,063
Note issued in connection with acquistion of restaurant site, at 8.5%, payable in
  monthly installments through April 2001 (c)                                              487,546                -
Note issued in conneciton with acquisition of restaurant site, at prime plus 2.5%,
  payable in monthly installments through February 1997 (d)                                      -          412,382
                                                                                      -------------    -------------
                                                                                         6,403,866        4,014,162
Less current maturities                                                                    150,689           88,832
                                                                                      -------------    -------------
                                                                                       $ 6,253,177      $ 3,925,330
                                                                                      -------------    -------------
                                                                                      -------------    -------------

     (a) In March 1996, the Company and its main bank agreed to an extension and increase of the existing Revolving Credit and Term Loan Facility. The agreement includes a $5,000,000 facility for working capital purposes at the Company's existing restaurants and a $7,000,000 facility for use in construction of and as working capital for restaurant facilities to be operated by the Company in a new resort/casino under construction in Las Vegas, Nevada. The facilities each have two-year revolving terms, at the end of which they will convert into term loans payable over 24 months. The $5,000,000 facility will convert into a two-year self-amortizing term loan, and the $7,000,000 facility will convert into a two-year loan amortizing $6,000,000 over the two-year period with the $1,000,000 balance due at maturity. Outstanding revolving loans bear interest at 1% above the bank's prime rate until converted into term loans, at which time the interest rate is 1 1/2% above the bank's prime rate. The Company paid a commitment fee of $150,000 at closing and a facility of 1/2% is due on any unused portion of the revolving credit facility.

          The agreement includes a four-year $2,000,000 Letter of Credit Facility for use for the Company's existing restaurants, and a one-year (with a six-month extension available at the Company's option) $2,000,000 Letter of Credit Facility for the Las Vegas Project. The Company is generally required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

          The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing facilities and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such facilities.

          The agreement includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, advances to managed businesses, mergers, sale of assets, dividends, and liens on the property of the Company. The agreement also contains financial covenants requiring the Company to maintain a minimum ratio of debt to net worth, minimum shareholders' equity, and a minimum ratio of cash flow prior to debt service. The Company is in compliance with all covenants.

     (b) In November 1994, the Company issued a $600,000 note in connection with the acquisition of a restaurant in the Florida Keys. The Company remits monthly payments of $7,044 inclusive of interest until January 1, 2000, at which time the outstanding balance of $358,511 is due. The debt is secured by the leasehold improvements and tangible personal property at the restaurant.

     (c) In April 1996 the Company acquired a restaurant for $550,000, which was financed by issuing a note payable in monthly installments of $13,461, inclusive of interest.

     (d) In March 1996 the Company sold a restaurant in Oxnard, California to the note holder. The note holder remitted $250,000 in cash to the Company and released the Company from its then-remaining note obligation totaling $404,589, resulting in a loss of $97,000.

     Required principal payments on long-term debt are as follows:

YEAR                                                                                                     AMOUNT

1997                                                                                                   $  150,689
1998                                                                                                    1,525,534
1999                                                                                                    2,497,840
2000                                                                                                    2,229,803
                                                                                                       ----------
                                                                                                       $6,403,866
                                                                                                       ----------
                                                                                                       ----------

     During the fiscal years ended September 28, 1996, September 30, 1995 and October 1, 1994, interest expense was $515,810, $422,159 and $143,130, respectively, of which $90,000 and $63,000 was capitalized during the fiscal years ended September 28, 1996 and September 30, 1995.

     The carrying value of the Corporation's long-term debt approximates its current aggregate fair value.

8.   LEASES

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

     As of September 28, 1996, future minimum lease payments, net of sublease rentals, under noncancellable leases are as follows:

                                                                                       OPERATING       CAPITAL
YEAR                                                                                    LEASES         LEASES

1997                                                                                  $ 6,698,957    $   321,235
1998                                                                                    7,218,288        321,235
1999                                                                                    6,805,795        263,365
2000                                                                                    6,456,808        154,118
2001                                                                                    6,587,227              -
Thereafter                                                                             38,218,707              -
                                                                                      -----------    -----------
Total minimum payments                                                                $71,985,782      1,059,953
                                                                                      -----------
                                                                                      -----------
Less amount representing interest                                                                        156,751
                                                                                                     -----------
Present value of net minimum lease payments                                                          $   903,202
                                                                                                     -----------
                                                                                                     -----------


     In connection with the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $3,325,130 as security deposits under such leases.

     Rent expense (net of sublease rental income of $124,025 and $182,800 for the fiscal years ended September 30, 1995 and October 1, 1994, respectively) was $6,117,296, $5,633,662 and $4,558,202, during the fiscal years ended September 28, 1996, September 30, 1995 and October 1, 1994, respectively. Rent expense for the fiscal years ended September 28, 1996, September 30, 1995 and October 1, 1994 includes approximately $10,000, $151,000 and $220,000 of operating lease deferred credits, representing the difference between rent expense recognized on a straight-line basis and actual amounts currently payable. Contingent rentals, included in rent expense, were $547,038, $405,399 and $253,725 for the fiscal years ended September 28, 1996, September 30, 1995 and October 1, 1994, respectively.

9.   STOCK OPTIONS

     On October 15, 1985, the Company adopted a Stock Option Plan (the "Plan") pursuant to which the Company reserved for issuance an aggregate of 175,000 shares of common stock. In May 1991 and March 1994, the Company amended such Plan to increase the number of shares issuable under the Plan to 350,000 and 447,650, respectively. In March 1996, the Company adopted a second plan and reserved for issuance an additional 135,000 shares. Options granted under the Plans to key employees and directors are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire five years after the date of grant and are generally exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the date of grant.

     Additional information follows:


                                                                          1996           1995            1994

Shares under option, beginning of year                                   189,125        183,800         195,050
Options:
     Granted                                                                   -         81,000          20,000
     Exercised                                                           (72,500)       (74,550)        (31,250)
     Canceled or expired                                                 (11,000)        (1,125)              -
                                                                      ------------    -----------    ------------
Shares under option, end of year (a)                                     105,625        189,125         183,800
                                                                      ------------    -----------    ------------
Shares available for future grant                                        135,000         20,075          99,950
                                                                      ------------    -----------    ------------
Options exercisable (a)                                                   43,125         88,125         162,550
                                                                      ------------    -----------    ------------
Price range of outstanding options (b)                                $4.375-$8.00    $2.25-$8.00    $2.125-$6.50
                                                                      ------------    -----------    ------------
                                                                      ------------    -----------    ------------


     (a) Options become exercisable at various times until expiration dates ranging from May 1997 through October 1999.

     (b) Prices reflect the fair market value on the dates of grant.

     The exercise of nonqualified stock options in the fiscal years ended September 28, 1996, September 30, 1995 and October 1, 1994 resulted in income tax benefits of $124,956, $192,116 and $83,159, respectively, which were credited to additional paid-in capital. The income tax benefits result from the difference between the market price on the exercise date and the option price.

10.  MANAGEMENT FEE INCOME

     As of September 28, 1996, the Company provides management services to five restaurants and two corporate dining facilities owned by outside parties. In accordance with the contractual arrangements, the Company earns fixed fees and management fees based on restaurant sales and operating profits as defined by the various management agreements.

     The Company terminated a management agreement for a restaurant located in Miami, Florida in fiscal 1994 and incurred a charge of approximately $507,000 from uncollectible advances for working capital and restaurant supplies at such location.

     Restaurants managed had net sales of $12,802,305, $10,838,664 and $10,642,895 during the management periods within the years ended September 28, 1996, September 30, 1995 and October 1, 1994, respectively, which are not included in consolidated net sales of the Company.

11.  INCOME TAXES

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

     The provision for income taxes consists of the following:


                                                                                         YEAR ENDED
                                                                        -------------------------------------------
                                                                        SEPTEMBER 28,    SEPTEMBER 30,    OCTOBER 1,
                                                                            1996             1995            1994

Current provision:
     Federal                                                             $   519,771      $   532,947     $  365,464
     State and local                                                         625,570          475,062        446,161
                                                                        -------------    -------------    ----------
                                                                           1,145,341        1,008,009        811,625
                                                                        -------------    -------------    ----------
Deferred provision (credit):
     Federal                                                                (592,721)        (314,745)      (206,955)
     State and local                                                         (99,771)          84,167         99,950
                                                                        -------------    -------------    ----------
                                                                            (692,492)        (230,578)      (107,005)
                                                                        -------------    -------------    ----------
                                                                         $   452,849      $   777,431     $  704,620
                                                                        -------------    -------------    ----------
                                                                        -------------    -------------    ----------

     The provision for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:

                                                                                         YEAR ENDED
                                                                        -------------------------------------------
                                                                        SEPTEMBER 28,    SEPTEMBER 30,    OCTOBER 1,
                                                                            1996             1995            1994

Provision for Federal income taxes (34%)                                 $   426,000      $   646,000     $  458,000
State and local income taxes net of Federal tax benefit                      347,000          369,000        360,000
Amortization of goodwill                                                      26,000           26,000         26,000
Tax credits                                                                 (349,000)        (299,000)      (173,000)
Other                                                                          2,849           35,431         33,620
                                                                        -------------    -------------    ----------
                                                                         $   452,849      $   777,431     $  704,620
                                                                        -------------    -------------    ----------
                                                                        -------------    -------------    ----------


     Deferred tax assets or liabilities are established for (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company's net deferred tax asset are as follows:

                                                                                      SEPTEMBER 28,    SEPTEMBER 30,
                                                                                          1996             1995

Deferred tax assets:
     Operating loss carryforwards                                                      $   804,641      $   639,096
     Operating lease deferred credits                                                      671,537          673,530
     Carryforward tax credits                                                              835,721          361,539
     Provision for uncollectible long-term receivable                                       68,000           34,000
     Valuation allowance                                                                  (738,277)        (690,204)
                                                                                      -------------    -------------
                                                                                         1,641,622        1,017,961
Deferred tax liabilities:
     Depreciation and amortization                                                          77,048          145,879
                                                                                      -------------    -------------
Net deferred tax asset                                                                 $ 1,564,574      $   872,082
                                                                                      -------------    -------------
                                                                                      -------------    -------------


     A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $738,277 at September 28, 1996 and $690,204 at September 30, 1995. The Company has state operating loss carryforwards of $9,819,734 and local operating loss carryforwards of $7,101,623, which expire in the years 2000 through 2010.

12.  OTHER INCOME

     Other income consists of the following:


                                                                                         YEAR ENDED
                                                                        -------------------------------------------
                                                                         SEPTEMBER 28,    SEPTEMBER 30,    OCTOBER 1,
                                                                             1996             1995            1994

Purchasing service fees                                                   $    55,551      $    67,367      $126,780
Insurance proceeds (a)                                                        726,415          914,475       242,666
Sales of logo T-shirts and hats                                               214,291          180,364        67,455
Other                                                                          86,460           56,860       120,082
                                                                         -------------    -------------    ----------
                                                                          $ 1,082,717      $ 1,219,066      $556,983
                                                                         -------------    -------------    ----------
                                                                         -------------    -------------    ----------


     (a) In July 1994, the Company was required to close a restaurant in Manhattan (Ernie's) on a temporary basis to enable structural repairs to be made to the ceiling of the restaurant. The cost of such repairs, other ongoing restaurant operating expenses and a guaranteed profit were borne by a third party. The restaurant reopened in February 1995 and the agreement provides that the third party continue to guarantee some level of operating profits through January 1998. During the fiscal years ended September 28, 1996 and September 30, 1995, the Company received $726,415 and $914,475, respectively, in excess of the continuing restaurant operating expenses.

13.  QUARTERLY INFORMATION (UNAUDITED)

     The following table sets forth certain quarterly operating data.

                                                                          FISCAL QUARTER ENDED
                                                       ------------------------------------------------------------
                                                       DECEMBER 30,     MARCH 30,      JUNE 29,      SEPTEMBER 28,
                                                           1995           1996           1996            1996

1996
Net sales                                              $18,723,119     $15,450,293    $22,600,958     $20,021,570
Gross restaurant profit                                 13,545,173      11,147,783     16,684,719      14,556,800
Net income (loss)                                           25,108      (1,028,807)     1,137,265         655,196
Net income (loss) per share                            $      0.01     $     (0.32)   $      0.35     $      0.20

                                                                         FISCAL QUARTER ENDED
                                                       ---------------------------------------------------------
                                                                                                       SEPTEMBER
                                                       DECEMBER 31,      APRIL 1,        JULY 1,           30,
                                                           1995            1996           1996            1996

1995
Net sales                                               $16,357,705     $14,759,085    $21,046,818    $ 20,863,299
Gross restaurant profit                                  11,837,623      10,584,425     15,359,109      15,220,807
Net income (loss)                                           291,213        (482,122)       635,834         676,200
Net income (loss) per share                             $      0.09     $     (0.15)   $      0.20    $       0.20


14.  SUBSEQUENT EVENTS (UNAUDITED)

     COMMON STOCK PRIVATE PLACEMENT - In December 1996, the Company raised $6,065,994 in a private placement of 551,454 shares of its common stock at $11 per share. The proceeds of such offering were used to repay a portion of the Company's outstanding bank debt and for the payment of capital expenditures on its Las Vegas restaurant facilities at the New York-New York Hotel & Casino in Las Vegas which is scheduled to open in January 1997.

     RESTAURANT SALES - In the first quarter of fiscal 1997, the Company sold three of its smaller restaurants located in the borough of Manhattan in New York City. The aggregate purchase price for the restaurants was $1,362,000, of which an aggregate of $308,000 was paid in cash and balance of $1,054,000 is payable over various periods. Gains of approximately $150,000 were recognized on these sales.

                                     ******

                                      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 20th day of December, 1996.

                                              ARK RESTAURANTS CORP.

                                              By:     /s/Michael Weinstein
                                                 -------------------------------
                                                 MICHAEL WEINSTEIN, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.

SIGNATURE                        TITLE                         DATE
/s/ Ernest Bogen                 Chairman of the Board         December 20, 1996
----------------
(Ernest Bogen)

/s/ Michael Weinstein            President and Director        December 20, 1996
---------------------
(Michael Weinstein)

/s/ Vincent Pascal               Vice President,               December 20, 1996
------------------               Secretary and Director
(Vincent Pascal)

/s/ Robert Towers                Vice President, Treasurer,    December 20, 1996
-----------------                Principal Financial Officer
(Robert Towers)                  and Director

/s/ Andrew Kuruc                 Vice President, Controller,   December 20, 1996
----------------                 Principal Accounting Officer
(Andrew Kuruc)                   and Director

/s/ Donald D. Shack              Director                      December 20, 1996
-------------------
(Donald D. Shack)

/s/ Jay Galin                    Director                      December 20, 1996
--------------
(Jay Galin)

/s/ Paul Gordon                  Director                      December 20, 1996
-------------------
(Paul Gordon)