Form 10-Q
period 1996-12-28
ARK RESTAURANTS CORP
filed 1997-02-10
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             (Mark one)

             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 1996

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                        13-3156768
--------------------------------------------              ---------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

  85 Fifth Avenue, New York, New York                           10003
--------------------------------------------              ---------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including
area code                                                   (212) 206-8800
                                                          ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                      Outstanding shares at February 10, 1997
------------------------------        ---------------------------------------
(Common stock, $.01 par value)                   3,824,999


ARK RESTAURANTS CORP. AND SUBSIDIARIES

INDEX


PART I - FINANCIAL INFORMATION:                                                               PAGE
                                                                                              ----
  Item 1.  Consolidated Financial Statements:

   Consolidated Condensed Balance Sheets - December 28, 1996
    (Unaudited) and September 28, 1996 (Unaudited)                                                1

   Consolidated Condensed Statements of Operations and
    Retained Earnings - 13-Week Periods Ended December 28, 1996
    (Unaudited) and December 30, 1995 (Unaudited).                                              2

   Consolidated Condensed Statements of Cash Flows - 13-Week Periods
    Ended December 28, 1996 (Unaudited) and December 30, 1995(Unaudited)                         3

   Notes to Consolidated Condensed Financial
    Statements (Unaudited)                                                                       4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                 5-7

PART II - OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                                                       8



PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands)

                                                                       December 28,         September 28
                                                                          1996                  1996
                                                                        -------               -------
ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents                                             $ 1,370               $   907
  Accounts receivable                                                     1,668                 1,462
  Current portion of long-term receivables                                  373                    94
  Inventories                                                               933                   840
  Prepaid expenses                                                          545                   465
  Prepaid income taxes                                                      662                     -
  Other current assets                                                      868                   409
  Deferred income taxes                                                     631                   631
                                                                        -------               -------
     Total current assets                                                 7,050                 4,808

LONG-TERM RECEIVABLES                                                     1,118                   360
ASSETS HELD FOR SALE                                                      1,481                 2,614

FIXED ASSETS - At Cost:

  Leasehold improvements                                                 13,030                13,020
  Furniture, fixtures and equipment                                      11,124                11,114
  Leasehold improvements in progress                                     13,520                 6,289
                                                                        -------               -------
                                                                         37,674                30,423
  Less accumulated depreciation and
   amortization                                                          11,787                11,325
                                                                        -------               -------
                                                                         25,887                19,098
INTANGIBLE ASSETS - Less accumulated
  amortization of $2,126 and $2,070                                       3,795                 3,885
OTHER ASSETS                                                                590                   680
DEFERRED INCOME TAXES                                                       934                   934
                                                                        -------               -------

TOTAL ASSETS                                                            $40,855               $32,379
                                                                        =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable - trade                                              $ 2,427               $ 2,365
  Accrued expenses and other current
   liabilities                                                            5,115                 3,031
  Current maturities of long-term debt                                      171                   151
  Current maturities of capital lease obligations                           229                   241
  Accrued income taxes                                                        -                   324
                                                                        -------               -------
      Total current liabilities                                           7,942                 6,112

LONG-TERM DEBT - net of current maturities                                7,458                 6,253

OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities                                                                 613                   662

OPERATING LEASE DEFERRED CREDIT                                           1,547                 1,547

SHAREHOLDERS' EQUITY:

  Common stock, par value $.01 per share -
   authorized, 10,000,000 shares;
   issued, 5,160,336 and 4,608,882 shares                                    52                    46
  Additional paid-in capital                                             13,827                 7,790
  Retained earnings                                                      10,663                11,216
                                                                        -------               -------
                                                                         24,542                19,052
  Less treasury stock, 1,345,337 shares                                   1,247                 1,247
                                                                        -------               -------

      Total shareholders' equity                                         23,295                17,805
                                                                        -------               -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $40,855               $32,379
                                                                        =======               =======


See notes to consolidated condensed
  financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED   CONDENSED   STATEMENTS  OF  OPERATIONS   AND  RETAINED   EARNINGS
(Unaudited)
(In Thousands, Except per share amounts)

                                                                                  13 Weeks Ended
                                                                           -----------------------------
                                                                           December 28,     December 30,
                                                                               1996            1995
                                                                           -----------      ------------
NET SALES                                                                    $18,167          $18,723

COST OF SALES                                                                  5,098            5,178
                                                                             -------          -------

GROSS RESTAURANT PROFIT                                                       13,069           13,545

MANAGEMENT FEE INCOME                                                            198              176
                                                                             -------          -------
                                                                              13,267           13,721
                                                                             -------          -------
OPERATING EXPENSES
  Payroll and payroll benefits                                                 7,358            6,864
  Occupancy                                                                    2,432            2,235
  Depreciation and amortization                                                  588              662
  Other                                                                        2,550            3,041
                                                                             -------          -------
                                                                              12,928           12,802
GENERAL AND ADMINISTRATIVE EXPENSES                                            1,422            1,005
                                                                             -------          -------
                                                                              14,350           13,807
                                                                             -------          -------
OPERATING LOSS                                                                (1,083)             (86)
                                                                             -------          -------

OTHER EXPENSE (INCOME):
  Interest expense, net                                                           19               99
  Other income                                                                  (181)            (230)
                                                                             -------          -------
                                                                                (162)            (131)
                                                                             -------          -------
INCOME (LOSS) BEFORE PROVISION
 (BENEFIT) FOR INCOME TAXES                                                     (921)              45

PROVISION (BENEFIT) FOR INCOME TAXES                                            (368)              20
                                                                             --------         -------

NET INCOME (LOSS)                                                               (553)              25

RETAINED EARNINGS, Beginning of period                                         11,216          10,427
                                                                             --------         -------

RETAINED EARNINGS, End of period                                             $ 10,663         $10,452
                                                                             ========         =======

NET INCOME (LOSS) PER SHARE                                                   ($.16)           $ .01
                                                                              ======           =====

WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN COMPUTATIONS                                                        3,370            3,191
                                                                             =======          =======


See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                                 13 Weeks Ended
                                                                          -----------------------------
                                                                          December 28,    December 30,
                                                                              1996             1995
                                                                          ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                           $  (552)         $    25
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization of fixed assets                              549              591
      Amortization of intangibles                                                102              120
      Gain on sale of restaurants                                               (188)               -
      Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                                (206)             147
      Decrease (Increase) in inventories                                         (93)             (50)
      Decrease (Increase) in prepaid expenses                                    (80)            (148)
      Decrease (Increase) in prepaid income taxes                               (662)            (237)
      Decrease (Increase) in other assets                                       (418)              67
      Increase (Decrease) in accounts payable - trade                             61             (215)
      Increase (Decrease) in accrued expenses and other
       current liabilities                                                     2,030             (382)
      Increase (Decrease) in accrued income taxes                               (324)            (265)

                                                                             -------          -------
        Net cash provided by or used in operating activities                     219             (347)
                                                                             -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                   (7,251)            (768)
  Payments received on long-term receivables                                      21               22
  Restaurant sales                                                               267                -

                                                                             -------          -------
        Net cash used in investing activities                                 (6,963)            (746)
                                                                             -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                     4,300              -
  Principal payment on long-term debt                                         (3,075)             (44)
  Proceeds from common stock private placement, net                            6,043              -
  Principal payment on capital lease obligations                                (61)              (55)

                                                                             -------          -------
        Net cash provided or used in financing activities                      7,207              (99)
                                                                             -------          -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             463            1,192)

CASH AND CASH EQUIVALENTS, beginning of period                                   907            1,271
                                                                             -------          -------

CASH AND CASH EQUIVALENTS, end of period                                     $ 1,370          $    79
                                                                             =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                                  $   210          $   121
                                                                             =======          =======

   Income taxes                                                              $   662              528
                                                                             =======          =======


See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 28, 1996 and results of operations and changes in cash flows for the periods ended December 28, 1996 and December 30, 1995 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 1996. The results of operations for the periods ended December 28, 1996 is not necessarily indicative of the operating results for the full year.

2.  RESTAURANT SALES

In the first quarter of fiscal 1997 the Company sold three of its smaller restaurants located in the borough of Manhattan in New York City. The aggregate selling price for the restaurants was $1,366,000, of which an aggregate of $308,000 was paid in cash and the balance of $1,058,000 is payable in various periods through December 2006. Gains of $188,000 were recognized on these sales.

3.  COMMON STOCK PRIVATE PLACEMENT

In December 1996, the Company raised $6,066,000 in a private placement of 551,454 shares of its common stock at $11 per share. The proceeds of such offering were used to repay a portion of the Company's outstanding bank and for the payment of capital expenditures on its Las Vegas restaurant facilities at the New York New York Hotel & Casino in Las Vegas, Nevada which opened in January 1997.

4.  INCOME PER SHARE OF COMMON STOCK

Per share data is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period; common stock equivalents consist of dilutive stock options. For the periods ended December 28, 1996 and December 30, 1995, no effect has been given to outstanding options since the effect was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

NET SALES

     Net sales at restaurants and bars owned by the Company decreased 3.0% in the 13-week period ended December 28, 1996 from the comparable period ended December 30,1995. The decrease for the 13-week period ended December 28, 1996 was primarily due to the sale of one restaurant in fiscal 1996 (the Whale's
Tail) and the sale of three restaurants in fiscal 1997 (Museum Cafe, Rodeo Bar & Grill and Mackinac Bar & Grill). Same store sales in the 13-week period ended December 28, 1996 were generally unchanged as compared to last year.

COSTS AND EXPENSES

     The Company's cost of sales consists only of food and beverage costs at restaurants and bars owned by the Company. For the 13-week period ended December 28, 1996 cost of sales as a percentage of net sales increased to 28.2% from 27.7% for the comparable period last year.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales, increased to 71.2% for the 13-week period ended December 28, 1996 from 68.4% last year. The increase in operating expenses as a percentage of net sales in the 13-week period ended December 28, 1996 was principally due to payroll expenses which increased to 40.5% of net sales as compared to 36.7% last year. This increase in payroll expenses as a percentage of net sales for the 13-week period was principally due to pre-opening payroll expenses associated with the Company's Las Vegas restaurant facilities which opened in January 1997 at the New York New York Hotel & Casino resort (See Restaurant Expansion).

     General and administrative expenses, as a percentage of net sales, were 7.8% for the 13-week period ended December 28, 1996 as compared to 5.4% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 6.6% for the 13-week period ended December 28, 1996 as compared to 4.7% last year. The increase in general and administrative expenses as a percentage of net sales for the 13-week period ended December 28, 1996 was principally due to increases in corporate payroll, travel and other expenses incurred in connection with the Company's Las Vegas restaurant facilities.

     The Company had a net loss of $553,000 for the 13-week period ended December 28, 1996 as compared to net income of $25,000 last year. The results for the 13-week period ended December 28, 1996 were impacted by approximately $1,300,000 in pre-opening expenses at the Company's Las Vegas restaurant facilities.

     During the 13-week period ended December 28, 1996 the Company managed six restaurants and two corporate dining facilities owned by third parties. Net sales of the managed locations were $3,271,000 during the 13-week period ended December 28, 1996 as compared to $2,633,000 last year. These increases were principally due to the addition of two management agreements. Net sales of these operations are not included in consolidated net sales.

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

     The Company's Revolving Credit and Term Loan facility with its main bank includes a $7,000,000 facility for use in construction of and as working capital for the Company's recently opened Las Vegas restaurant facilities and a $5,000,000 facility for working capital purposes at the Company's other restaurants. The two facilities each have two year terms enabling the Company to borrow until March 1998 at which time outstanding loans may be converted into two year term loans. The $7,000,000 facility will convert into a two year loan amortizing $6,000,000 over the two year period with the balance of $1,000,000 paid at maturity and the $5,000,000 facility will convert into a two year self-amortizing term loan. At December 28, 1996 the Company had borrowings of $6,650,000 under this agreement.

     The net cash used in investing activities for the 13-week period ended December 28, 1996 ($7,251,000) was principally due to capital expenditures for the Las Vegas restaurant facilities. The Company anticipates spending up to an additional $2,000,000 in the second fiscal quarter of 1997 on these restaurant facilities.

     The net cash provided by financing activities for the 13-week period ended December 28, 1996 includes proceeds of $6,066,000 from the private placement in December 1996 of 551,454 shares of its common stock at $11 per share. The funds were used to repay a portion of the Company's outstanding borrowings on its Revolving Credit and Term Loan Facility and for the payment of capital expenditures on the Las Vegas restaurant facilities.

     At December 28, 1996, the Company had a working capital deficit of $891,000 as compared to a working capital deficit of $1,304,000 at September 28, 1996. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

      The Company also has a four year $1,300,000 Letter of Credit Facility with its main bank for use in lieu of lease security deposits and a one year $2,000,000 Letter of Credit Facility to be used to assure construction of the Las Vegas restaurant facilities. At December 28, 1996 the Company had delivered $3,025,000 in irrevocable letters of credit on these two facilities.

     The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds.

RESTAURANT EXPANSION

     In January 1997 the Company opened restaurant facilities in the 2035 room New York New York Hotel & Casino resort in Las Vegas, Nevada. The hotel/casino is a joint venture between Primadonna Resorts, Inc. and MGM Grand, Inc. There the Company operates a 450 seat, twenty-four hour a day restaurant (America); a 160 seat steakhouse (Gallagher's); a 120 seat Mexican restaurant (Gonzalez y Gonzalez), the resort's room service, banquet facilities and an employee dining facility. The Company also operates a complex of nine smaller eateries in the hotel/casino in an area known as Village Eateries which simulate the experience of walking through New York's Little Italy and Greenwich Village.

     The Company has a lease for a new facility in the World Financial Center in downtown New York City. The site was formerly occupied by a restaurant. Therefore, the Company does not anticipate that it will be necessary to incur more than $500,000 in capital expenditures and other pre-opening expenses in connection with the opening of this restaurant. This restaurant, which will have approximately 150 seats, is scheduled to open in the third fiscal quarter of 1997.

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

Date:  February 10, 1997


        ARK RESTAURANTS CORP.



        By /S/ Michael Weinstein
           ---------------------
               Michael Weinstein, President



        By /S/ Andrew B. Kuruc
           -------------------
               Andrew B. Kuruc
               Vice President, Controller and
               Principal Accounting Officer