Form 10-Q
period 1997-03-29
ARK RESTAURANTS CORP
filed 1997-05-13
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           (Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Yes   X    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding shares at May 8, 1997
(Common stock, $.01 par value)                    3,832,499

ARK RESTAURANTS CORP. AND SUBSIDIARIES
INDEX

                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION:
  Item 1.  Consolidated Financial Statements:

   Consolidated Condensed Balance Sheets - March 29, 1997
    (Unaudited) and September 28, 1996 (Unaudited)                                               1

   Consolidated Condensed Statements of Operations and Retained Earnings -
    13-week periods ended March 29, 1997 (Unaudited) and March 30, 1996
    (Unaudited) and 26-week periods ended March 29, 1997 (Unaudited) and March
    30, 1996 (Unaudited)                                                                         2

   Consolidated Condensed Statements of Cash Flows - 26-week periods
    ended March 29, 1997 (Unaudited) and March 30, 1996 (Unaudited)                              3

   Notes to Consolidated Condensed Financial
    Statements (Unaudited)                                                                       4

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                  5-8

PART II - OTHER INFORMATION:

 Item 4. Submission of Matters to a Vote of Security Holders                                     9

  Item 6. Exhibits and Reports on Form 8-K                                                      10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands)

                                                                        March 29,         September 28,
                                                                          1997                1996
                                                                        ---------         -------------
ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents                                             $   451               $   907
  Accounts receivable                                                     2,369                 1,462
  Current portion of long-term receivables                                  424                    94
  Inventories                                                             1,276                   840
  Prepaid expenses                                                          519                   465
  Refundable and prepaid income taxes                                     1,287                     -
  Other current assets                                                      816                   409
  Deferred income taxes                                                     681                   631
                                                                        -------               -------
      Total current assets                                                7,823                 4,808

LONG-TERM RECEIVABLES                                                     1,067                   360

ASSETS HELD FOR SALE                                                      1,434                 2,614

FIXED ASSETS - At Cost:
  Leasehold improvements                                                 23,030                13,020
  Furniture, fixtures and equipment                                      16,899                11,114
  Leasehold improvements in progress                                         33                 6,289
                                                                        -------               -------
                                                                         39,962                30,423
  Less accumulated depreciation and
   amortization                                                          12,557                11,325
                                                                        -------               -------
                                                                         27,405                19,098
INTANGIBLE ASSETS - Less accumulated
  amortization of $2,217 and $2,070                                       3,711                 3,885
OTHER ASSETS                                                                599                   680
DEFERRED INCOME TAXES                                                     1,059                   934
                                                                        -------               -------

TOTAL ASSETS                                                            $43,098               $32,379
                                                                        =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                              $ 3,625               $ 2,365
  Accrued expenses and other current
   liabilities                                                            3,438                 3,031
  Current maturities of long-term debt                                      947                   151
  Current maturities of capital lease obligations                           234                   241
  Accrued income taxes                                                        -                   324
                                                                        -------               -------
      Total current liabilities                                           8,244                 6,112

LONG-TERM DEBT - net of current maturities                               10,523                 6,253
OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities                                                                 546                   662
OPERATING LEASE DEFERRED CREDIT                                           1,547                 1,547

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000,000 shares;
   issued, 5,177,836 and 4,608,882 shares                                    52                    46
  Additional paid-in capital                                             13,879                 7,790
  Retained earnings                                                       9,554                11,216
                                                                        -------               -------
                                                                         23,485                19,052
  Less treasury stock, 1,345,337 shares                                   1,247                 1,247
                                                                        -------               -------
      Total shareholders' equity                                         22,238                17,805
                                                                        -------               -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $43,098               $32,379
                                                                        =======               =======

See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except per share amounts)

                                                       13 Weeks Ended                26 Weeks Ended
                                                   -----------------------      -----------------------
                                                   March 27,     March 30,      March 27,     March 30,
                                                     1997          1996           1997          1996
                                                   ---------     ---------      ---------     ---------
NET SALES                                          $24,887       $15,450        $43,054       $34,173

COST OF SALES                                        7,112         4,302         12,210         9,480
                                                   -------       -------        -------       -------
GROSS RESTAURANT PROFIT                             17,775        11,148         30,844        24,693
MANAGEMENT FEE INCOME                                  453           454            651           630
                                                   -------       -------        -------       -------
                                                    18,228        11,602         31,495        25,323
                                                   -------       -------        -------       -------
OPERATING EXPENSES
  Payroll and payroll benefits                      10,244         6,441         17,602        13,305
  Occupancy                                          3,365         2,556          5,797         4,791
  Depreciation and amortization                        858           675          1,446         1,337
  Other                                              4,005         2,991          6,555         6,032
                                                   -------       -------        -------       -------
                                                    18,472        12,663         31,400        25,465
GENERAL AND ADMINISTRATIVE
 EXPENSES                                            1,587         1,225          3,009         2,230
                                                   -------       -------        -------       -------
                                                    20,059        13,888         34,409        27,695
                                                   -------       -------        -------       -------
OPERATING LOSS                                      (1,831)       (2,286)        (2,914)       (2,372)
                                                   -------       -------        -------       -------

OTHER EXPENSE (INCOME):
  Interest expense, net                                219           111            238           210
  Other income                                        (203)         (344)          (384)         (574)
                                                   -------       -------        -------        ------
                                                        16          (233)          (146)         (364)
                                                   -------       -------        -------        ------

LOSS BEFORE BENEFIT FOR
 INCOME TAXES                                       (1,847)       (2,053)        (2,768)       (2,008)

BENEFIT FOR INCOME TAXES                              (739)       (1,024)        (1,107)       (1,004)
                                                   -------       -------        -------       -------
NET LOSS                                            (1,108)       (1,029)        (1,661)       (1,004)

RETAINED EARNINGS, Beginning
  of period                                         10,663        10,452         11,216        10,427
                                                   -------        ------        -------       -------
RETAINED EARNINGS, End of period                   $ 9,555        $9,423        $ 9,555        $9,423
                                                   =======       =======        =======       =======
NET LOSS PER SHARE                                  $(.29)        $(.32)         $(.46)        $(.31)
                                                    =====         =====          =====         =====
WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN COMPUTATIONS                              3,829         3,245          3,600         3,220
                                                   =======       =======        =======       =======

See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                                  26 Weeks Ended
                                                                             --------------------------
                                                                             March 27,        March 30,
                                                                               1997             1996
                                                                             --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                    $(1,661)         $(1,004)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization of fixed assets                            1,365            1,163
      Amortization of intangibles                                                206              240
      Loss (Gain) on sale of restaurants                                        (188)              97
      Deferred income taxes                                                     (175)            (104)
  Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                                (907)              25
      Decrease (Increase) in inventories                                        (436)             (12)
      Decrease (Increase) in prepaid expenses                                    (54)             285
      Decrease (Increase) in refundable and prepaid income taxes              (1,287)          (1,158)
      Decrease (Increase) in other assets                                       (386)              90
      Increase (Decrease) in accounts payable - trade                          1,260              229
      Increase (Decrease) in accrued expenses and other
       current liabilities                                                       353             (360)
      Increase (Decrease) in accrued income taxes                               (324)            (265)
                                                                             -------          -------
        Net cash used in operating activities                                 (2,234)            (774)
                                                                             -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                   (9,539)            (829)
  Additions to intangible assets                                                  (7)               -
  Issuance of long-term receivables                                                -              (42)
  Payments received on long-term receivables                                      21               41
  Restaurant sales                                                               267                -
                                                                             -------          -------
         Net cash used in investing activities                                (9,258)            (830)
                                                                             -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                   9,750            1,500
  Principal payment on long-term debt                                         (4,686)             (68)
  Principal payment on capital lease obligations                                (123)            (113)
  Proceeds from common stock private placement, net                            6,029                -
  Exercise of stock options                                                       66              134
                                                                             -------          -------

         Net cash provided by financing activities                            11,036            1,453
                                                                             -------          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (456)            (151)

CASH AND CASH EQUIVALENTS, beginning of period                                   907            1,271
                                                                             -------          -------
CASH AND CASH EQUIVALENTS, end of period                                     $   451          $ 1,120
                                                                             =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                                  $   629          $   262
                                                                             =======          =======
   Income taxes                                                              $   693              529
                                                                             =======          =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 29, 1997 and results of operations and changes in cash flows for the periods ended March 29, 1997 and March 30, 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 1996. The results of operations for the periods ended March 29, 1997 is not necessarily indicative of the operating results for the full year.

2. RESTAURANT SALES

In the first quarter of fiscal 1997 the Company sold three of its smaller restaurants located in the borough of Manhattan in New York City. The aggregate selling price for the restaurants was $1,366,000, of which an aggregate of $308,000 was paid in cash and the balance of $1,058,000 is payable in various periods through December 2006. Gains of approximately $188,000 were recognized on these sales.

3. LONG-TERM DEBT

In January 1997, the Company borrowed from its main bank, $2,851,000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel & casino in Las Vegas, Nevada. The note bears interest at 8.75% per annum and is payable in 60 equal monthly installments of $58,833 inclusive of interest, until maturity in January 2002. The Company granted the bank a security interest in such restaurant equipment. In connection with such financing, the Company granted the bank the right to purchase 35,000 shares of the Company's common stock at the exercise price of $11.625 per share through December 2001.

4. COMMON STOCK PRIVATE PLACEMENT

In December 1996, the Company raised net proceeds of $6,066,000 in a private placement of 551,454 shares of its common stock at $11 per share. The proceeds of such offering were used to repay a portion of the Company's outstanding bank borrowings and for the payment of capital expenditures on its Las Vegas restaurant facilities at the New York New York Hotel & Casino in Las Vegas, Nevada which opened in January 1997.

5. INCOME PER SHARE OF COMMON STOCK

Per share data is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period; common stock equivalents consist of dilutive stock options. For the periods ended March 29, 1997 and March 30, 1996, no effect has been given to outstanding options since the effect was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

 NET SALES

     Net sales at restaurants owned by the Company increased 61.1% in the 13-week period ended March 29, 1997 from the comparable period ended March 30, 1996 and increased 26.0% in the 26-week period ended March 29, 1997 from the comparable period last year. The increase in sales for the 13-week and 26-week periods ended March 29, 1997 was primarily due to sales of $9,577,000 from the food and beverage operations in the New York New York Hotel & Casino resort in Las Vegas all of which were realized in the 13-week period ended March 29, 1997. At such facilities the Company operates a 450 seat, twenty four hour a day restaurant (America); a 160 seat steak house (Gallagher's); a 120 seat Mexican restaurant (Gonzalez y Gonzalez), the resorts room service, banquet facilities and an employee dining facility. The Company also operates a complex of nine smaller eateries (Village Eateries) in the resort which simulate the experience of walking through New York's Little Italy and Greenwich Village.

     The increase in sales for the 13-week and 26-week periods ended March 29, 1997 were offset to a minor extent by the sale of one restaurant in fiscal 1996 (the Whale's Tail) and three restaurants in fiscal 1997 (Museum Cafe, Rodeo Bar & Grill and Mackinac Bar & Grill). Same store sales in the 13-week period ended March 29, 1997 increased by 6.4% and same store sales in the 26-week period increased by 2.5% principally due to increased customer counts.

COSTS AND EXPENSES

     The Company's cost of sales consists of food and beverage costs at restaurants owned by the Company. For the 13-week period ended March 29, 1997 cost of sales as a percentage of net sales was 28.6% as compared to 27.8% last year and cost of sales as a percentage of net sales for the 26-week period was 28.4% as compared to 27.7% last year. The increase in cost of sales as a percentage of food and beverage costs is due to higher cost of sales associated with the Company's food and beverage operations in the New York New York Hotel & Casino resort in Las Vegas as compared to the Company's other restaurants. The Company believes that the higher cost of sales in Las Vegas is in part due to inefficiencies typically encountered with new facilities and that such cost of sales will improve in the upcoming fiscal quarters in comparison to 13-week period ended March 29, 1997.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 74.2% for the 13-week period ended March 29, 1997 as compared to 82.0% last year and for the 26-week period ended March 29, 1997 were 72.9% as compared to 74.5% last year . The decrease in operating expenses as a percentage of net sales in the 13-week period ended March 29, 1997 was principally due to benefits achieved from the 6.4% increase in same store sales and from the sale of four restaurants in fiscal 1997 and fiscal 1996 which had operated at a loss in the comparable period ended March 30, 1996. Occupancy expenses as a percentage of net sales for the 13-week period ended March 29, 1997 decreased to 13.5% of net sales as compared to 16.5% last year principally due to lower occupancy costs associated with the Company's Las Vegas restaurant facilities.

     General and administrative expenses, as a percentage of net sales, were 6.4% for the 13-week period ended March 29, 1997 as compared to 7.9% last year and for the 26-week period ended March 29, 1997 were 7.0% as compared to 6.5% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 5.7% for the 13-week period ended March 29, 1997 as compared to 6.9% last year and would have been 6.1% for the 26-week period ended March 29, 1997 as compared to 5.7% last year. The decrease in general and administrative expenses as a percentage of net sales for the 13-week period ended March 29, 1997 was principally due to the 61.1% increase in sales which exceeded the 29.6% increase in general and administrative expenses. For the 26-week period ended March 29, 1997, general and administrative expenses increased in corporate payroll, marketing, travel and other categories in connection with the anticipated January 1997 opening of the Company's Las Vegas restaurant facilities.

     The Company had a net loss of $1,108,000 for the 13-week period ended March 29, 1997 as compared to a net loss of $1,029,000 last year and had a net loss of $1,661,000 for the 26-week period ended March 29, 1997 as compared to $1,004,000 last year. The results for the 13-week period ended March 29, 1997, were impacted by approximately $700,000 in pre-opening expenses and early operating losses at the Company's Las Vegas restaurant facilities and results for the 26-week period ended March 29, 1997 were impacted by approximately $2,000,000 in pre-opening and early operating losses at the Company's Las Vegas restaurant facilities. The Las Vegas restaurant facilities have been profitable since February 1997.

     During the 13-week period ended March 29, 1997 the Company managed six restaurants and two corporate dining facilities owned by third parties. Net sales of the managed locations were $2,862,000 during the 13-week period ended March 29, 1997 as compared to $2,249,000 last year and net sales for the 26-week period ended March 29, 1997 were $6,133,000 as compared to $4,943,000 last year. These increases were principally due to the addition of two management agreements. Net sales of these operations are not included in consolidated net sales.

INCOME TAXES

     The provision (benefit) for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each subsidiary on a non consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary. For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income, with the exception of the restaurants which operate in the District of Columbia. Accordingly, the Company's overall effective income tax rate has varied depending on the level of the losses incurred at individual subsidiaries.

     As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The Company estimates that this credit will be in excess of $400,000 for the current year.

 LIQUIDITY AND SOURCES OF CAPITAL

     The Company's primary source of capital is cash provided by operations and funds available from the $12,000,000 revolving credit agreement with its main bank. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants and acquiring existing restaurants.

     The Company's Revolving Credit and Term Loan facility with its main bank includes a $7,000,000 facility for use in construction of and as working capital for the Company's recently opened Las Vegas restaurant facilities and a $5,000,000 facility for working capital purposes at the Company's other restaurants. The two facilities each have two year terms enabling the Company to borrow until March 1998 at which time outstanding loans may be converted into two year term loans. The $7,000,000 facility will convert into a two year loan amortizing $6,000,000 over the two year period with the balance of $1,000,000 paid at maturity and the $5,000,000 facility will convert into a two year self-amortizing term loan. At March 29, 1997 the Company had borrowings of $7,750,000 outstanding under those facilities.

     In January 1997,pursuant to a new equipment financing facility, the Company borrowed from its main bank $2,851,000 at an interest rate of 8.75% to refinance the purchase of various restaurant equipment at the Las Vegas restaurant facilities. The note, which is payable in 60 equal monthly installments through January 2002, is secured by such restaurant equipment.

     The net cash used in investing activities for the 26-week period ended March 29, 1997 ($9,258,000) was principally due to capital expenditures for the Las Vegas restaurant facilities.

     The net cash provided by financing activities for the 26-week period ended March 29 includes net proceeds of $6,029,000 from the private placement in December 1996 of 551,454 shares of its common stock at $11 per share. The funds were used to repay a portion of the Company's outstanding borrowings on its Revolving Credit and Term Loan Facility and for the payment of capital expenditures on the Las Vegas restaurant facilities.

     At March 29, 1997, the Company had a working capital deficit of $421,000 as compared to a working capital deficit of $1,304,000 at September 28, 1996. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

     The Company also has a four year $1,300,000 Letter of Credit Facility with its main bank for use in lieu of lease security deposits. At March 29, 1997 the Company had delivered $1,075,000 in irrevocable letters of credit on this facility.

     The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds.

RESTAURANT EXPANSION

     The Company has a lease for a new facility in the World Financial Center in downtown New York City. The Company expects to incur approximately $700,000 in capital expenditures and other pre-opening expenses in connection with the opening of this restaurant. This restaurant, which will have approximately 150 seats, is scheduled to open in the third fiscal quarter of 1997.

     The Company is exploring additional opportunities for expansion of its business. However, the Company is not currently committed to any other projects. The Company is not proceeding with a previously announced agreement in principle to manage certain restaurants at hotel and casino facilities in Primm, Nevada. The Company expects to fund its existing projects through cash from operations and existing credit facilities. Additional expansion may require additional external financing.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A lawsuit was commenced against the Company in April 1997 in the District Court for Clark County, Nevada by one former employee and one current employee of the Company's Las Vegas subsidiary alleging that (i) the Company forced food service personnel at the Company's Las Vegas restaurant facilities to pay a portion of their tips back to the Company in violation of Nevada law and (ii) the Company failed to timely pay wages to terminated employees. The action was brought as a class action on behalf of all similarly situated employees. The Company believes that the first allegation is entirely without merit and that the Company will have no liability. The Company also believes that its liability, if any, from an adverse result in connection with the second allegation would be inconsequential. The Company intends to vigorously defend against these claims.

         In addition, several unfair labor practice charges have been filed against the Company before the National Labor Relations Board with respect to the Company's Las Vegas subsidiary. The Company believes that these unfair labor practice charges and the litigation described above are part of an ongoing campaign by the Culinary Workers Union which is seeking to represent employees at the Company's Las Vegas restaurants. However, rather than pursue the normal election process pursuant to which employees are given the freedom to choose whether they should be represented by a union, a process which the Company supports, the Company believes the union is seeking to achieve recognition as the bargaining agent for such employees through a campaign directed not at the Company's employees but at the Company itself and its stockholders. The Company intends to continue to support the right of its employees to decide such matters and to oppose the efforts of the Culinary Workers Union to circumvent that process.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on March 18, 1997. The following matters were submitted to a vote of the Company's shareholders:

         (i)  The election of eight directors;

         (ii) The approval of an amendment to the Company's 1996 Stock Option Plan (the "Plan") to increase the maximum number of shares of the Company's Common Stock, $.01 par value per share (the "Common Stock") available for issuance under the Plan from 135,000 to 270,000;

         (iii) The approval of an amendment to the Company's certificate of incorporation that will authorize the Company to issue up to 1,000,000 shares of preferred stock to be issued from time to time in such amounts and designations as authorized by the Board of Directors; and

         (iv) The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the 1997 fiscal year.

         The Company's shareholders re-elected the entire Board of Directors consisting of Ernest Bogen, Michael Weinstein, Vincent Pascal, Robert Towers, Andrew Kuruc, Paul Gordon, Donald D. Shack, and Jay Galin.

         The Company's shareholders approved the amendment to the Plan to increase the maximum number of shares of the Company's Common Stock available for issuance under the Plan from 135,000 to 270,000 shares by a vote of 2,969,495 for, 239,415 against and 128,850 abstaining.

         The Company's shareholders approved the amendment to the Company's certificate of incorporation thereby authorizing the Company to issue up to 1,000,000 shares of preferred stock to be issued from time to time in cash amounts and designations as authorized by the Board of Directors by a vote of 1,996,758 for, 460,838 against and 1,350 abstaining.

         The Company's shareholders ratified the Board of Director's appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1997 fiscal year by a vote of 3,347,180 for, 500 against and 751 abstaining.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(A)      EXHIBITS:

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

        *3.4 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on May 13, 1997.

         3.5      By-Laws  of  the  Registrant,  incorporated  by  reference  to
                  Exhibit 3.4 to the 1994 10-K.

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

         10.5 Ark Restaurants Corp. 1996 Stock Option Plan, incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed with the Commission on April 17, 1997 (Registration Number 333-25363).

                  ---------------------------------
                  *Filed Herewith

        (b)           REPORTS ON FORM 8-K:

                      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 1997

      ARK RESTAURANTS CORP.

      By /S/ Michael Weinstein
         ---------------------------------------
             Michael Weinstein, President

      By /S/ Andrew B. Kuruc
         ---------------------------------------
             Andrew B. Kuruc
             Vice President, Controller and
             Principal Accounting Officer

                                                   EXHIBIT INDEX

              Number                Description

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

              3.4 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on May 13, 1997.

              3.5 By-Laws of the Registrant, incorporated by reference to Exhibit 3.4 to the 1994 10-K.

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

              10.5 Ark Restaurants Corp. 1996 Stock Option Plan, incorporated by reference to Exhibit
                                    4.1   to   the   Registrant's   Registration
                                    Statement   on  Form  S-8  filed   with  the
                                    Commision  on April 17,  1997  (Registration
                                    Number 333-25363).