Form 10-Q
period 1997-06-28
ARK RESTAURANTS CORP
filed 1997-08-08
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark one)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1997

             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New York                                       13-3156768
----------------------------------------                  ----------------------
     State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

  85 Fifth Avenue, New York, New York                             10003
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including
area code                                                     (212) 206-8800
                                                          ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X       No
                              ------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding shares at August 8, 1997
------------------------------              ------------------------------------
(Common stock, $.01 par value)                            3,832,499

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX
---------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:                                                        PAGE
                                                                                       ----
  Item 1.  Consolidated Financial Statements:

   Consolidated Condensed Balance Sheets - June 28, 1997
    (Unaudited) and September 28, 1996                                                    1

   Consolidated Condensed Statements of Operations and Retained Earnings -
    13-week periods ended June 28, 1997 (Unaudited) and June 29, 1996
    (Unaudited) and 39-week periods ended June 28, 1997 (Unaudited) and June 28,
    1996 (Unaudited)                                                                      2

   Consolidated Condensed Statements of Cash Flows - 39-week periods
    ended June 28, 1997 (Unaudited) and June 29, 1996 (Unaudited)                         3

   Notes to Consolidated Condensed Financial
    Statements (Unaudited)                                                                4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                          5-7

PART II - OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                                                8


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                             June 28,         September 28,
                                                              1997                1996
                                                          ------------        -------------
ASSETS                                                    (Unaudited)
------
  CURRENT ASSETS:
  Cash and cash equivalents                                 $   480               $   907
  Accounts receivable                                         2,702                 1,462
  Current portion of long-term receivables                      337                    94
  Inventories                                                 1,302                   840
  Prepaid expenses                                              504                   465
  Refundable and prepaid income taxes                           274                     -
  Other current assets                                          828                   409
  Deferred income taxes                                         681                   631
                                                            -------               -------
      Total current assets                                    7,108                 4,808

LONG-TERM RECEIVABLES                                         1,037                   360

ASSETS HELD FOR SALE                                          1,381                 2,614

FIXED ASSETS - At Cost:
  Leasehold improvements                                     22,873                13,020
  Furniture, fixtures and equipment                          18,165                11,114
  Leasehold improvements in progress                             35                 6,289
                                                            -------               -------
                                                             41,073                30,423
  Less accumulated depreciation and
   amortization                                              13,404                11,325
                                                            -------               -------
                                                             27,669                19,098
INTANGIBLE ASSETS - Less accumulated
  amortization of $2,313 and $2,070                           3,619                 3,885
OTHER ASSETS                                                    547                   680
DEFERRED INCOME TAXES                                         1,133                   934
                                                            -------               -------

TOTAL ASSETS                                                $42,494               $32,379
                                                            =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable - trade                                  $ 3,629               $ 2,365
  Accrued expenses and other current
   liabilities                                                2,945                 3,031
  Current maturities of long-term debt                        1,486                   151
  Current maturities of capital lease obligations               240                   241
  Accrued income taxes                                            -                   324
                                                            -------               -------
      Total current liabilities                               8,300                 6,112

LONG-TERM DEBT - net of current maturities                    7,963                 6,253
OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities                                                     477                   662
OPERATING LEASE DEFERRED CREDIT                               1,547                 1,547

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000,000 shares;
   issued, 5,177,836 and 4,608,882 shares                        52                    46
  Additional paid-in capital                                 13,899                 7,790
  Retained earnings                                          11,503                11,216
                                                            -------               -------
                                                             25,454                19,052
  Less treasury stock, 1,345,337 shares                       1,247                 1,247
                                                            -------               -------

      Total shareholders' equity                             24,207                17,805
                                                            -------               -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $42,494               $32,379
                                                            =======               =======


See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except per share amounts)
--------------------------------------------------------------------------------



                                                      13 Weeks Ended              39 Weeks Ended
                                                   --------------------        ---------------------

                                                   June 28,      June 29,       June 28,      June 29,
                                                     1997          1996           1997          1996
                                                   --------      --------       --------      --------
NET SALES                                          $31,470       $22,601        $74,524       $56,774

COST OF SALES                                        8,547         5,916         20,757        15,396
                                                   -------       -------        -------       -------

GROSS RESTAURANT PROFIT                             22,923        16,685         53,767        41,378

MANAGEMENT FEE INCOME                                  250           316            901           946
                                                   -------       -------        -------       -------

                                                    23,173        17,001         54,668        42,324
                                                   -------       -------        -------       -------
OPERATING EXPENSES
  Payroll and payroll benefits                      10,476         7,254         28,078        20,559
  Occupancy                                          3,577         2,561          9,374         7,352
  Depreciation and amortization                        947           669          2,393         2,007
  Other                                              3,737         3,201         10,292         9,232
                                                   -------       -------        -------       -------
                                                    18,737        13,685         50,137        39,150
GENERAL AND ADMINISTRATIVE
 EXPENSES                                            1,205         1,138          4,214         3,368
                                                   -------       -------        -------       -------
                                                    19,942        14,823         54,351        42,518
                                                   -------       -------        -------       -------

OPERATING INCOME (LOSS)                              3,231         2,178            317          (194)
                                                   -------       -------        -------       -------

OTHER EXPENSE (INCOME):
  Interest expense, net                                262           121            500           331
  Other income                                        (277)         (219)          (661)         (793)
                                                   -------       -------        -------        ------
                                                       (15)         ( 98)          (161)         (462)
                                                   -------       -------        -------        ------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                        3,246         2,276            478           268


PROVISION FOR INCOME TAXES                           1,298         1,138            191           134
                                                   -------       -------        -------        ------

NET INCOME                                           1,948         1,138            287           134

RETAINED EARNINGS, Beginning
  of period                                          9,555         9,423         11,216        10,427
                                                   -------         -----        -------       -------

RETAINED EARNINGS, End of period                   $11,503       $10,561        $11,503       $10,561
                                                   =======       =======        =======       =======

NET INCOME PER SHARE                                 $.51          $.35           $.08          $.04
                                                     ====          ====           ====          ====

WEIGHTED AVERAGE NUMBER OF SHARES
   USED IN COMPUTATIONS                              3,832         3,262          3,677         3,234
                                                   =======       =======        =======       =======



See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                  39 Weeks Ended
                                                                            --------------------------
                                                                            June 28,          June 29,
                                                                              1997              1996
                                                                            --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $   287          $   134
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization of fixed assets                            2,264            1,761
      Amortization of intangibles                                                316              354
      Write-off and provision for uncollectible
       long-term receivables                                                                       81
      Loss (Gain) on sale of restaurants                                        (229)              97
      Deferred income taxes                                                     (249)            (200)
  Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                              (1,240)            (391)
      Decrease (Increase) in inventories                                        (462)             (37)
      Decrease (Increase) in prepaid expenses                                    (39)             333
      Decrease (Increase) in refundable and prepaid income taxes                (274)            (135)
      Decrease (Increase) in other assets                                       (359)             139
      Increase (Decrease) in accounts payable - trade                          1,264              569
      Increase (Decrease) in accrued expenses and other
       current liabilities                                                      (140)            (402)
      Increase (Decrease) in accrued income taxes                               (324)            (265)
                                                                             -------          -------

        Net cash provided by operating activities                                815            2,038
                                                                             --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                  (10,650)          (2,158)
  Additions to intangible assets                                                 (12)             (15)
  Issuance of long-term receivables                                                -              (63)
  Payments received on long-term receivables                                     138              143
  Restaurant sales                                                               308              250
                                                                             -------          -------

         Net cash used in investing activities                               (10,216)          (1,843)
                                                                             -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                  10,001            1,500
  Principal payment on long-term debt                                         (6,956)          (1,816)
  Principal payment on capital lease obligations                                (186)            (171)
  Proceeds from common stock private placement, net                            6,023                -
  Exercise of stock options                                                       92              184
                                                                             -------          -------

         Net cash provided by financing activities                             8,974             (303)
                                                                             -------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (427)            (108)

CASH AND CASH EQUIVALENTS, beginning of period                                   907            1,271
                                                                             -------          -------

CASH AND CASH EQUIVALENTS, end of period                                     $   480          $ 1,163
                                                                             =======          =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                                  $   735          $   400
                                                                             =======          =======

   Income taxes                                                              $ 1,041              741
                                                                             =======          =======



See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
---------------------------------------
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
---------------------------------------------------------------
1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 28, 1997 and results of operations and changes in cash flows for the periods end June 28, 1997 and June 29, 1996 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 1996. The results of operations for the periods ended June 28, 1997 is not necessarily indicative of the operating results for the full year.

2. RESTAURANT SALES

In the first quarter of fiscal 1997 the Company sold three of its smaller restaurants located in the borough of Manhattan in New York City. The aggregate selling price paid for the restaurants was $1,336,000, of which an aggregate of $308,000 was paid in cash and the balance of $1,058,000 is payable in various periods through December 2006. Gains of approximately of $188,000 were recognized on these sales.

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

4.  COMMON STOCK PRIVATE PLACEMENT

In December 1996, the Company raised net proceeds of $6,066,000 in a private placement of 551,454 shares of its common stock at $11 per share. The proceeds of such offering were used to repay a portion of the Company's outstanding bank borrowings and for the payment of capital expenditures on its Las Vegas food and beverage facilities at the New York New York Hotel & Casino in Las Vegas, Nevada which opened in January 1997.

5.  INCOME PER SHARE OF COMMON STOCK

Per share data is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period; common stock equivalents consist of dilutive stock options. For the periods ended June 28, 1997 and June 29, 1996 no effect has been given to outstanding options since the effect was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

NET SALES

     Net sales at restaurants owned by the Company increased 39.2% in the 13-week period ended June 28, 1997 from the comparable period ended June 29, 1996 and increased 31.2% in the 39-week period ended June 28, 1997 from the comparable period last year. The increase in net sales for the 13-week and 39-week periods was primarily due to sales from the food and beverage operations in the New York New York Hotel & Casino resort in Las Vegas which opened in January 1997. At such facilities the Company operates a 450 seat, twenty four hour a day restaurant (America); a 160 seat steak house (Gallagher's); a 120 seat Mexican restaurant (Gonzalez y Gonzalez); the resort's room service, banquet facilities and an employee dining facility. The Company also operates a complex of nine smaller eateries (Village Eateries) in the resort which simulate the experience of walking through New York's Little Italy and Greenwich Village.

     The increase in sales for the 13-week and 39-week periods ended June 28, 1997 were offset to a minor extent by the sale of one restaurant in fiscal 1996 (the Whale's Tail) and three restaurants in fiscal 1997 (Museum Cafe, Rodeo Bar & Grill and Mackinac Bar & Grill). Same store sales in the 13-week period ended June 28, 1997 decreased by 2.4% and same store sales in the 39-week period were basically unchanged from the prior year's comparable periods.

COSTS AND EXPENSES

     The Company's cost of sales consists of food and beverage costs at restaurants owned by the Company. For the 13-week period ended June 28, 1997 cost of sales as a percentage of net sales was 27.2% as compared to 26.2% last year and cost of sales for the 39-week period was 27.9% as compared to 27.1% last year. The increase in cost of sales as a percentage of food and beverage sales is due to higher cost of sales associated with the Company's Las Vegas food and beverage operations as compared to the Company's other restaurants. The Company believes that the higher cost of sales in the Las Vegas operations is in part due to the inefficiencies typically encountered with new facilities and that such cost of sales will improve in the upcoming fiscal quarters in comparison to the 13-week period ended June 28, 1997.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales, were 59.5% for the 13-week period ended June 28, 1997 as compared to 60.5% last year and for the 39-week period were 67.3% as compared to 69.0% last year. The decrease in operating expenses as a percentage of net sales in the 13-week period ended June 28, 1997 was principally due to benefits achieved from the sale of three restaurants in fiscal 1997 which had operated at a loss in the comparable period last year. This decrease in operating expenses for the 13-week period as a percentage of sales was somewhat offset by the 2.4% decrease in same store sales and by higher payroll expenses at the Company's Las Vegas food and beverage operations as compared to the Company's other restaurants.

     General and administrative expenses, as a percentage of net sales, were 3.8% for the 13-week period ended June 28, 1997 as compared to 5.0% in the comparable period last year and was 5.7% for the 39-week period as compared to 5.9% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would been 3.4% for the 13-week period ended June 28, 1997 as compared to 4.3% last year and would have been 5.0% for the 39-week period as compared to 5.1% last year.

     The Company had net income of $1,948,000 for the 13-week period ended June 28, 1997 as compared to net income of $1,138,000 last year. The increase in net income for 13-week period was due in large part to the results of the Company's Las Vegas food and beverage operations. Net income for the 39-week period ended June 28, 1997 was $287,000 as compared to $134,000 last year. The results for the 39-week period ended June 28, 1997 were impacted by approximately $2,000,000 in pre-opening and early operating losses at the the Company's Las Vegas food and beverage operations. The Las Vegas operations have been profitable since February 1997.

     During the 13-week period ended June 28, 1997 the Company managed six restaurants and two corporate dining facilities owned by third parties. Net sales of the managed locations were $3,885,000 during the 13-week period ended June 28, 1997 as compared to $3,973,000 last year and net sales were $10,018,000 during the 39-week period as compared to $8,916,000 last year. Net sales of these operations are not included in consolidated net sales.

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

     The Company's Revolving Credit and Term Loan facility with its main bank includes a $7,000,000 facility for use in construction of and as working capital for the Company's Las Vegas food and beverage facilities and a $5,000,000 facility for working capital purposes at the Company's other restaurants. The two facilities each have two year terms enabling the Company to borrow until March 1998 at which time outstanding loans may be converted into two year term loans. The $7,000,000 facility will convert into a two year loan amortizing $6,000,000 over the two year period with the balance of $1,000,000 paid at maturity and the $5,000,000 facility will convert into a two year self-amortizing term loan. At June 28, 1997 the Company had borrowings of $5,900,000 outstanding on the Las Vegas facility and no borrowings outstanding on the working capital facility.

     In January 1997, pursuant to a new equipment financing facility, the Company borrowed from its main bank $2,851,000 at an interest rate of 8.75% to refinance the purchase of various restaurant equipment at the Las Vegas restaurant facilities. The note, which is payable in 60 equal monthly installments through January 2002, is secured by such restaurant equipment. At June 28, 1997 the Company had an outstanding balance of $2,658,000 on this facility.

     The net cash used in investing activities for the 39-week period ended June 28, 1997 ($10,216,000) was principally due to capital expenditures for the Las Vegas food and beverage facilities.

     The net cash provided by financing activities for the 39-week period ended June 28, 1997 includes net proceeds of $6,023,000 from the private placement in December 1996 of 551,454 shares of its common stock at $11 per share. The funds were used to repay a portion of the Company's outstanding borrowings on its Revolving Credit and Term Loan Facility and for the payment of capital expenditures on the Las Vegas food and beverage facilities.

     At June 28, 1997, the Company had a working capital deficit of $1,192,000 as compared to a working capital deficit of $1,304,000 at September 28, 1996. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

     The Company also has a four year $1,300,000 Letter of Credit Facility with its main bank for use in lieu of lease security deposits. At June 28, 1997 the Company had delivered $1,051,000 in irrevocable letters of credit on this facility.

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

(a) Exhibits - Exhibit 27: Financial Data Schedule

(b) Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 8, 1997


        ARK RESTAURANTS CORP.

        By /S/ Michael Weinstein
               -----------------
               Michael Weinstein, President


        By /S/ Andrew B. Kuruc
               ----------------
               Andrew B. Kuruc
               Vice President, Controller and
               Principal Accounting Officer