Form 10-K405
period 1997-09-27
ARK RESTAURANTS CORP
filed 1997-12-23
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--   SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 27, 1997

                                       OR

--  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________ to ____________________

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             New York                                     13-3156768
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

             85 Fifth Avenue, New York, N.Y.                       10003
         ------------------------------------------------------------------
         (Address of Principal Executive Offices)                (Zip Code)

               Registrant's telephone number, including area code:

                                 (212) 206-8800
                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
      Title of Each Class                                on Which Registered
      -------------------                              ----------------------
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

      The aggregate market value at December 19, 1997 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $29,390,715. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 19, 1997, there were outstanding 3,842,499 shares of the Registrant's Common Stock, $.01 par value.

Document Incorporated by Reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than January 26, 1998 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1.                   BUSINESS


GENERAL

          Ark Restaurants Corp. (the "Registrant" or the "Company") is a holding company which, through subsidiaries, owns and operates 23 restaurants and manages five restaurants owned by others. Fifteen of the restaurants owned or managed by the Company are located in New York City, four are located in Washington, D.C., three are located in Las Vegas, Nevada (within the New York, New York Hotel & Casino), three are located in Boston, Massachusetts, and one is located in each of Rhinebeck, New York, McLean, Virginia and Islamorada, Florida. At the New York, New York Hotel & Casino, the Company also operates the room service, banquet facilities and employee dining room and a complex of nine smaller eateries.

          The Company's other operations include catering businesses in New York City and Washington, D.C., as well as wholesale and retail bakeries in New York City, a cafe at the Warner Bros. studio store in New York City and corporate dining facilities at Universal Studios, California and in an office building in Jersey City, New Jersey.

          The Company was formed in 1983 to concentrate the ownership of four restaurants previously operated by the Company's principals. Until 1987 all of the Company's facilities were located in the New York City metropolitan area. In 1987, three facilities were opened in Boston, Massachusetts. Since then the Company has opened five facilities in the Washington, D.C. metropolitan area, one in Islamorada, Florida, one in Rhinebeck, New York and one in Jersey City, New Jersey. In January 1997, the Company opened a group of restaurants in the new 2,100-room hotel known as New York, New York Hotel & Casino in Las Vegas, Nevada.

          In addition to the shift from a Manhattan-based operation, the nature of the facilities operated by the Company has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant's location. Most of the restaurants opened in recent years are of the latter description and the Company intends to concentrate on developing or acquiring similar facilities in the future. The Company opened two such restaurants in fiscal 1995 (B. Smith's in Washington and Bryant Park Grill and Cafe in New York) and one in fiscal 1997 (the restaurant operations at the New York, New York Hotel & Casino in Las Vegas, Nevada). The Las Vegas operations consist of three restaurants, a food court, an employee cafeteria and banquet and room service functions.

          The names and themes of each of the Company's restaurants are different except for the Company's four America restaurants, two B. Smith's restaurants, two Sequoia restaurants and two Gonzalez y Gonzalez restaurants. The menus in the Company's restaurants are extensive, offering a wide variety of high quality foods at generally moderate prices. Two of the Company's restaurants, Lutece and An American Place, may be classified as expensive. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas utilized by diners awaiting tables. A majority of the net sales of the Company is derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

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




                                                                              Seating
                                                                            Capacity(2)
                                                           Restaurant Size    Indoor-          Lease
      Name         Location               Year Opened(1)   (Square feet)     (Outdoor)     Expiration(3)
      ----         --------               --------------   ---------------   ---------     -------------
Perretti           Columbus Avenue             1977              1,600             124            2003
                   New York, New York
                   (between 72nd and 73rd
                   Streets)

Metropolitan Cafe  First Avenue                1982              4,000        180-(50)            2006
                   New York, New York
                   (between 52nd and 53rd
                   Streets)

Ernie's            Broadway                    1983              6,600             300            2008
                   New York, New York
                   (between 75th and 76th
                   Streets)

America            18th Street                 1984              9,600             350            2004
                   New York, New York
                   (between 5th Avenue
                   and Broadway)

Woody's (4)        Seventh Avenue South        1986              1,700              90            1999
                   New York, New York
                   (between Charles and
                   10th Streets)

B. Smith's (5)     Eighth Avenue               1986              8,000             400         2011(6)
                   New York, New York
                   (at 47th Street)

The Marketplace    Faneuil Hall Market         1987              3,000             100            2000
Cafe (4)           Boston, Massachusetts

El Rio Grande      Third Avenue                1987              4,000             160            2014
(4)(7)             New York, New York
                   (between 38th and 39th
                   Streets)

The Brewskeller    Faneuil Hall Market         1987              1,500              50            2000
Pub (4)            Boston, Massachusetts


An American        Park Avenue                 1986              6,000             180            2005
Place              New York, New York
                   (at 32nd Street)

Gonzalez y         Broadway                    1989              6,000             250            1999
Gonzalez           New York, New York
                   (between Houston and
                   Bleeker Streets)


                                                                              Seating
                                                                            Capacity(2)
                                                           Restaurant Size    Indoor-          Lease
      Name         Location               Year Opened(1)   (Square feet)     (Outdoor)     Expiration(3)
      ----         --------               --------------   ---------------   ---------     -------------
America            Union Station               1989             10,000             400            2009
                   Washington, D.C.

Center Cafe        Union Station               1989              4,000             200            2009
                   Washington, D.C.

Sequoia            Washington Harbour          1990             26,000       600-(400)            2005
                   Washington, D.C.

Sequoia            South Street Seaport        1991             12,000       300-(100)            2006
                   New York, New York

Beekman 1766       Mill Street                 1991              5,000             225            2001
Tavern             Rhinebeck, New York

Canyon Road        First Avenue                1984              2,500             130            2004
                   New York, New York
                   (between 76th and 77th
                   Streets)

Louisiana          Broadway                    1992              4,500             130            1999
Community Bar &    New York, New York
Grill              (between Houston &
                   Bleeker Streets)

Oar Bar & Grill    Faneuil Hall Market         1987              2,500             130            2000
(4)                Boston, Massachusetts

America            Tyson's Corner              1994             11,000             400            2014
                   McLean, Virginia

B. Smith's(5)      Union Station               1994              8,600             280            2009
                   Washington, D.C.

Lutece             East 50th Street            1994              2,500              92            2019
                   New York, New York
                   (between 2nd and 3rd
                   Avenues)

Lorelei Restaurant Islamorada, Florida         1994             10,000             400            2029
and Cabana Bar

Columbus Bakery    Columbus Avenue             1988              3,000              75            2002
                   New York, New York
                   (between 82nd and 83rd
                   Streets)

Bryant Park Grill  Bryant Park                 1995             25,000       180-(820)            2025
& Cafe             New York, New York

Columbus Bakery    First Avenue                1995               2000              75            2006
                   New York, New York
                   (between 52nd and 53rd
                   Streets)


                                                                              Seating
                                                                            Capacity(2)
                                                           Restaurant Size    Indoor-          Lease
      Name         Location               Year Opened(1)   (Square feet)     (Outdoor)     Expiration(3)
      ----         --------               --------------   ---------------   ---------     -------------
The Market at      Newport Office Tower        1995              7,500             250            2015
Newport (8)        525 Washington Blvd.
                   Jersey City, New Jersey

Universal Studios  100 Universal City          1996              8,000             280             (9)
Cafeteria (8)      Plaza, Universal City,
                   California

Granny's (4)       Warner Bros.                1996              1,000              48            (10)
                   Studio Store
                   New York, New York
                   (at 57th Street)

America            New York, New York          1997             20,000             450        2017(11)
                   Hotel & Casino
                   Las Vegas, Nevada

Gallagher's        New York, New York          1997              5,000             160        2017(11)
                   Hotel & Casino
                   Las Vegas, Nevada

Gonzalez y         New York, New York          1997              2,000             200        2017(11)
Gonzalez           Hotel & Casino
                   Las Vegas, Nevada

Village Eateries   New York, New York          1997              6,300         400(13)        2017(11)
(12)               Hotel & Casino
                   Las Vegas, Nevada

The Grill Room     World Financial Center      1997             10,000             250            2012
                   New York, New York



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

  (6)   Includes one five year renewal option exercisable by the Company.

  (7)   The Company owns a 19% interest in the partnership which owns El Rio
        Grande.

  (8)   Corporate cafeteria managed by the Company.

  (9) The management agreement for this corporate cafeteria will terminate in January 1998.

  (10) The management agreement for this facility is terminable by either party upon 60 days' notice.

  (11) Includes two five-year renewal options exercisable by the Company if certain sales goals are achieved.

  (12) The Company operates nine small fast food restaurants in a food court at this hotel facility. The Company also operates the hotel's room service, banquet facilities and employee cafeteria.

  (13)  Represents common area seating.


RESTAURANT EXPANSION

         During the second quarter of fiscal 1997, the Company's facilities at the New York, New York Hotel & Casino in Las Vegas, Nevada opened. The Company's facilities consist of a 450-seat restaurant (named America and modeled after the Company's other America restaurants), a 160-seat steakhouse (named Gallagher's under a license agreement from the owner of the New York restaurant of that name), a 200-seat restaurant (named Gonzalez y Gonzalez and modeled after the Company's New York restaurant of the same name) and a group of nine small fast food restaurants in a food court with a New York theme. In addition, the Company operates the hotel's room service, its banquet facilities and its employee cafeteria.

        The restaurant facilities at the New York, New York Hotel & Casino represent the Company's first effort at designing, constructing and operating restaurants in Las Vegas and the first such facilities in conjunction with a large-scale hotel and casino operation. The number of patrons served at the various facilities at the New York, New York Hotel & Casino far exceeds the number of patrons served by the Company in any other single location.

        During the third quarter of fiscal 1997, the Company opened The Grill Room at a 10,000 square foot site in the World Financial Center in downtown New York City.

        During the third quarter of fiscal 1996, the Company purchased two restaurants, Jim McMullen and Mackinac Bar and Grill, which it had been managing and which the Company subsequently sold. During the first quarter of fiscal 1995, the Company opened its second B. Smith's, this one in Union Station, Washington D.C. During fiscal 1994, the Company entered into agreements to acquire Lutece in New York City and the Lorelei Restaurant and Cabana Bar in Islamorada, Florida, both of which acquisitions were completed in the first quarter of fiscal 1995.

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

        The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs and costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The amount of such pre-opening expense and early operating loss can generally be expected to depend upon the size and complexity of the facility being opened. The Company estimates that such pre-opening expenses and early operating losses were approximately $2,000,000 in fiscal 1997 and approximately $200,000 in fiscal 1996, in each case primarily in connection with the opening of the facilities at the New York, New York Hotel & Casino.

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

        The Company intends to continue to direct its restaurant expertise and financial resources in developing larger restaurants benefitting from the high patron traffic of unique locations, such as the Sequoia restaurants in the South Street Seaport in New York and the Washington Harbour in Washington, the America and B. Smith's restaurants in Union Station in Washington, the Bryant Park facilities in New York and the Las Vegas facilities. Nevertheless, the Company also intends to take advantage of other opportunities considered to be favorable when they occur, such as the acquisition of the highly regarded restaurant Lutece.

RECENT RESTAURANT DISPOSITIONS

        In the third quarter of fiscal 1996, the Company sold the Whale's Tail restaurant in Oxnard, California, which the Company had acquired in November 1993.

        In the first quarter of fiscal 1997, the Company sold three of its smaller restaurants (Mackinac Bar & Grill, The Museum Cafe and Albuquerque Eats/The Rodeo Bar), each of which was operating at a loss at the time of its sale. In the first quarter of fiscal 1998, the Company sold Jim McMullen restaurant.


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


EMPLOYEES

        At December 6, 1997, the Company employed 2,616 persons (including employees at managed facilities), 39 of whom were headquarters personnel, 178 of whom were restaurant management personnel, 841 of whom were kitchen personnel and 1,558 of whom were restaurant service personnel. A number of the Company's restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect the labor costs of the Company and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. With the exception of the employees at Lutece in New York, the Company's employees are not covered by a collective bargaining agreement. The Company believes its employee relations are satisfactory.


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


FORWARD LOOKING STATEMENTS

        This report contains forward looking statements that involve risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as throughout this report generally. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

        Competition. The restaurant business is intensely competitive and involves an extremely high degree of risk. The Company believes that a large number of new restaurants open each year and that a significant number of them do not succeed. Even successful restaurants rapidly can lose popularity due to changes in consumer tastes, turnover in personnel, the opening of competitive restaurants, unfavorable reviews and other factors. There can be no assurance that the Company's existing restaurants will retain their current popularity or that new restaurants opened by the Company will be successful. There is active competition for competent chefs and management personnel and intense competition among major restaurateurs and food service companies for the larger, unique sites suitable for restaurants.

        Importance of New Restaurants. The Company's restaurants generally do not achieve substantial increases from year to year in net sales or profits. The Company will have to continue to open new and successful restaurants or expand existing restaurants to achieve significant increases in net sales or to replace net sales of restaurants which experience declining popularity or which close because of lease expirations or other reasons. The acquisition or construction of new restaurants requires significant capital resources. New large scale projects that have been the focus of the Company's efforts in recent years would likely require additional financing.

        After a restaurant is opened, there can be no assurance that such restaurant will be successful, particularly since in many instances the Company will not operate new restaurants under a tradename currently used by the Company, thereby requiring each new restaurant to establish its own identity.

        Dependence on Key Personnel. The success of the Company depends to a significant extent upon the performance of senior management and in particular on the services of Michael Weinstein, President of the Company. The loss of the services of Mr. Weinstein would have a material adverse effect on the Company.

        Government Regulation. The Company is subject to various Federal, state and local laws and regulations affecting its business, including regulatory provisions relating to the wholesomeness of food, sanitation, health, safety and licensing in the sale of alcoholic beverages. The suspension by any regulatory agency of the food service or the liquor license of any of the Company's restaurants would have a material adverse effect upon the affected restaurant and may adversely affect the Company as a whole. The wholesomeness of food served at the Company's restaurants is dependent in part upon third party purveyors.


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

                                Years Lease                     Number of
                                Term Expire                     Facilities
                               -------------                   ------------

                                 1996-2000                          6
                                 2001-2005                          7
                                 2006-2010                         12
                                 2011-2015                          4
                                 2016-2020                          1
                                 2021-2025                          1
                                 2026-2030                          1


          The Company's executive, administrative and clerical offices, located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York, are occupied under a lease which expires in October 2008, which includes one five-year renewal option. The Company maintains an office in Washington, D.C. for its catering operations under a short-term lease.

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

          A lawsuit was commenced against the Company in October 1997 in the District Court for the Southern District of New York by 44 present and former employees alleging various violations of Federal wage and hour laws. While the action is in its early stages, the Company does not believe that its liability, if any, from an adverse result in this matter would be material.

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


ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

          The following table sets forth the names and ages of executive officers of the Company and all offices held by each person:

        Name                     Age              Positions and Offices
        ----                     ---              ---------------------

        Michael Weinstein        54               President

        Vincent Pascal           54               Vice President and
                                                    Secretary

        Robert Towers            50               Vice President and
                                                    Treasurer

        Andrew Kuruc             39               Vice President and
                                                    Controller

          Each executive officer of the Company serves at the pleasure of the Board of Directors and until his successor is duly elected and qualifies.

          Michael Weinstein has been President and a director of the Company since its inception in January 1983. Since 1978, Mr. Weinstein has been an officer, director and 25% shareholder of Easy Diners, Inc., a restaurant management company which operates three restaurants in New York City. Easy Diners, Inc. is not a parent, subsidiary or other affiliate of the Company. Mr. Weinstein spends substantially all of his business time on Company-related matters.

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

                                            PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

          The Company's Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market ("Nasdaq") under the symbol "ARKR". The high and low sale prices for the Common Stock from October 1, 1995 through September 27, 1997 are as follows:


Calendar 1995                                       High             Low
-------------                                       ----             ---

Fourth Quarter                                      10               7 1/4


Calendar 1996
-------------

First Quarter                                       8                6
Second Quarter                                      11 1/2           7 1/4
Third Quarter                                       10               7 3/4
Fourth Quarter                                      12 3/4           9 1/4


Calendar 1997
-------------

First Quarter                                       15 1/4           10 1/4
Second Quarter                                      11 1/4           7 5/8
Third Quarter                                       11 1/2           8 1/4


DIVIDENDS

          The Company has not any paid cash dividends since its inception and does not intend to pay dividends in the foreseeable future. Under the terms of the Credit Agreement between the Company and its main lender, the Company may pay cash dividends and redeem shares of Common Stock in any fiscal year only to the extent of an aggregate amount equal to 20% of the Company's consolidated operating cash flow for such fiscal year.

NUMBER OF SHAREHOLDERS

          As of December 19, 1997, there were 95 holders of record of the Company's Common Stock.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

ITEM 6.                   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain financial data for the fiscal years ended 1993 through 1997. This information should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing at page F-1.



                                                               YEAR ENDED
                                   ------------------------------------------------------------------------
                                  SEPTEMBER 27, SEPTEMBER 28,  SEPTEMBER 30,      OCTOBER 1,   OCTOBER 2,
                                      1997          1996           1995             1994         1993
OPERATING DATA:

Net sales                          $104,326,386   $76,795,940    $73,026,907     $60,404,339   $55,973,227

Gross restaurant profit              75,874,499    55,934,475     53,001,963      43,562,653    40,364,491

Operating income                      2,785,713       497,996        960,794         840,452     3,384,230

Other income, net                        96,550       743,615        937,763         507,200       268,606

Income before provision
  for income taxes and
  extraordinary item                  2,882,263     1,241,611      1,898,557       1,347,652     3,652,836

Income before
  extraordinary item                  1,737,655       788,762      1,121,126         643,032     1,817,637

NET INCOME                            1,737,655       788,762      1,121,126       1,150,802     1,936,737

Income per share
  before extraordinary
  item and cumulative
  effect of accounting
  change                          $        0.47   $      0.24    $      0.34     $      0.20   $      0.57

NET INCOME
  PER SHARE                       $        0.47   $      0.24    $      0.34     $      0.36   $      0.61

Weighted average
  number of shares
  used in computation                 3,716,020     3,241,394      3,251,336       3,225,680     3,198,429

BALANCE SHEET DATA
  (end of period):
  Total assets                       41,268,098    32,379,479     28,541,920      21,768,747    19,037,744

Working capital (deficit)            (2,373,859)   (1,303,920)        40,996       1,517,601       490,956

Long-term debt                        6,126,797     6,403,866      4,014,162         761,386       165,728

Shareholders' equity                 25,888,880    17,804,394     16,706,301      15,210,202    13,908,116

Shareholders' equity
  per share                                6.97          5.49           5.24            4.88          4.51

Facilities in operation
  at end of year, including managed          46            32             32              27            26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING PERIOD

          The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995 included 52 weeks.

NET SALES

          Net sales at restaurants owned by the Company increased by 35.8% from fiscal 1996 to fiscal 1997 and by 5.2% from fiscal 1995 to fiscal 1996. The increase in fiscal 1997 was primarily due to sales from the food and beverage operations in the New York New York Hotel & Casino resort in Las Vegas ("the Las Vegas facilities") which opened in January 1997. At the Las Vegas facilities the Company operates a 450 seat, twenty four hour a day restaurant (America); a 160 seat steakhouse restaurant (Gallagher's); a 200 seat Mexican restaurant (Gonzalez y Gonzalez); the resort's room service, banquet facilities and an employee dining facility. The Company also operates a complex of nine smaller eateries (Village Eateries) in the resort which simulate the experience of walking through New York City's Little Italy and Greenwich Village. Same store sales in fiscal 1997 increased by 2.6% principally due to increased customer counts.

        The increase in fiscal 1996 was primarily due to the first full operating year of one of the Company's largest restaurants which opened in fiscal 1995 (Bryant Park Grill & Cafe) and a full operating year of a restaurant which was closed for part of fiscal 1995 (Ernie's), offset in part by the decrease in sales resulting from a restaurant which the Company sold in fiscal 1996 (Whale's Tail) and by declining net sales at four restaurants classified as restaurants held for sale (of which three were sold in the first quarter of fiscal 1997 -Museum Cafe, Rodeo Bar and Grill, and Mackinac Bar and Grill). Same store sales in fiscal 1996 decreased by 3.0% principally due to decreased customer counts.


COSTS AND EXPENSES

        The Company's cost of sales consists principally of food and beverage costs at restaurants owned by the Company. Cost of sales as a percentage of net sales was 27.3% in fiscal 1997, 27.2% in fiscal 1996 and 27.4% in fiscal 1995. Cost of sales in fiscal 1997 were impacted by higher cost of sales experienced during the early operating period at the Company's Las Vegas facilities. The Company expects that cost of sales will improve in the upcoming fiscal year.

        Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 65.9% in fiscal 1997, 67.9% in fiscal 1996 and 66.7% in fiscal 1995. This decrease in operating expenses in fiscal 1997 as compared to fiscal 1996 was principally due to benefits achieved from the sale of three restaurants in fiscal 1997 which had operated at a loss in fiscal 1996 and to a lesser extent a benefit from the 2.6% increase in same store sales. Restaurant payroll was 36.9% in fiscal 1997, 36.1% in fiscal 1996 and 35.9% in fiscal 1995. This increase is principally due to higher payroll costs at the Company's Las Vegas facilities as compared to the Company's other operations and to the lesser extent from increases in minimum wage rates. Payroll expenses in fiscal 1995 were impacted by costs associated with new restaurant openings and to a special charge related to the settlement of a claim at one of the Company's New York restaurants alleging violations of federal and state wage and hour laws. Occupancy expenses (consisting of rent, rent taxes, real estate taxes, insurance and utility costs) as a percentage of net sales were 12.5% in fiscal 1997, 12.8% in fiscal 1996 and 12.5% in fiscal 1995.

        The Company incurred approximately $2,000,000 of pre-opening expenses and early operating losses at newly opened restaurants in fiscal 1997, $200,000 in fiscal 1996 and $950,000 in fiscal 1995. The fiscal 1997 expenses and losses were from the opening of the Company's Las Vegas facilities. The Company typically incurs significant pre-opening expenses in connection with its new restaurants which are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

        General and administrative expenses, as a percentage of net sales, were 5.2% in fiscal 1997 as compared to 5.8% in both fiscal 1996 and fiscal 1995. The decrease in fiscal 1997 was primarily due to the fact that the Company was able to manage the 35.8% increase in net sales with a lower percentage increase in general and administrative expenses. If net sales at managed restaurants were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 4.6% in fiscal 1997 and 5.0% in both fiscal 1996 and fiscal 1995.

        As of September 27, 1997 the Company managed five restaurants owned by others (El Rio Grande and Woody's in Manhattan, the Marketplace Cafe, Oar Bar & Grill, and the Brewskeller Pub in Boston, Massachusetts), a cafe in a store in New York City (Warner Bros.), corporate dining facilities in Universal City, California (Universal Studios) and corporate dining facilities in an office building in Jersey City, New Jersey (Market at Newport). Net sales of these restaurant facilities, which are not included in consolidated net sales were $14,151,000 in fiscal 1997, $12,802,000 in fiscal 1996 and $10,839,000 in fiscal
1995.

        Interest expense was $755,000 in fiscal 1997, $426,000 in fiscal 1996 and $359,00 in fiscal 1995. The increase in fiscal 1997 from 1996 is principally due to borrowings to finance the construction costs and working capital requirements of the Las Vegas restaurant facilities which opened in January 1997.

        Interest income was $72,000 in fiscal 1997, $87,000 in fiscal 1996 and $78,000 in fiscal 1995.

        Other income, which generally consists of purchasing service fees, and the sale of logo merchandise at various restaurants, was $780,000 in fiscal 1997, $1,083,000 in fiscal 1996 and $1,219,000 in fiscal 1995. A significant portion of the amounts received in all three fiscal years was principally due to amounts the Company received from a third party due to the temporary closing in fiscal 1994 and fiscal 1995 of a restaurant (Ernie's).

INCOME TAXES

        The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

        For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income with the exception of the restaurants which operate in the District of Columbia. Accordingly, the Company's overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries. The Company's overall effective tax rate was 40% in fiscal 1997, 37% in fiscal 1996 and 40% in fiscal 1995.

        The Company's overall effective tax rate in the future will be affected by factors such as the level of losses incurred at the Company's New York facilities (which cannot be consolidated for state and local tax purposes), pre-tax income earned outside of New York City (Nevada has no state income tax and other states in which the Company operate have income tax rates substantially lower in comparison to New York) and the utilization of state and local net operating loss carry forwards. In order to more effectively utilize tax loss carry forwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries.

        As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, commencing January 1, 1994, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The net benefit to the Company was $373,000 in fiscal 1997, $349,000 in fiscal 1996 and $299,000 in fiscal 1995.

        The Internal Revenue Service is currently examining the Company's Federal income tax returns for the fiscal years ended September 28, 1991 through October 1, 1994 and the Internal Revenue Service has proposed certain adjustments, all of which are being contested by the Company. The Company does not believe that any adjustments resulting from such examination will have a material effect on the Company's financial condition.


LIQUIDITY AND SOURCES OF CAPITAL

        The Company's primary source of capital is cash provided by operations and funds available from the revolving credit agreement with its main bank. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants and acquiring existing restaurants.

        The net cash used in investing activities in fiscal 1997 ($10,445,000), fiscal 1996 ($6,693,000) and fiscal 1995 ($9,096,000) was used principally for the Company's continued investment in fixed assets associated with constructing new restaurants and acquiring existing restaurants. In fiscal 1997 the Company finished and opened the Las Vegas restaurant facilities which had also been in construction since fiscal 1996. In fiscal 1995 the Company opened a 1,200 seat restaurant in Bryant Park, a nine-acre park behind the New York City Public Library (Bryant Park Grill & Cafe) and opened another restaurant in Union Station in Washington, DC (B.Smith's, the Company's second such restaurant). The Company also acquired two restaurants - a renowned French restaurant in New York City (Lutece) and a casual restaurant and bar in the Florida Keys (Lorelei Restaurant and Cabana Bar).

        The net cash provided by financing activities in fiscal 1997 was principally due to proceeds ($6,028,000) of a private placement of 551,454 shares of the Company's common stock. In fiscal 1996 net cash provided by financing activities was principally from the Company's borrowings on its main credit facility exceeding repayments on such facility. In fiscal 1995 net cash provided by financing activities was principally from the Company's borrowings on its main credit facility exceeding repayments on such facility and from the sale leaseback of various kitchen equipment in a restaurant opened in New York City (Bryant Park Grill & Cafe).

        At September 27, 1997 the Company had a working capital deficit of $2,374,000 as compared to working capital deficit of $1,304,000 at September 28, 1996. The significant decrease in working capital in fiscal 1997 from fiscal 1996 was principally due to cash expended for the construction of the Las Vegas facilities. The restaurant business does not require the maintenance of significant inventories or receivables. Thus the Company is able to operate with negative working capital.

        The Company's Revolving Credit and Term Loan Facility with its main bank includes a $7,000,000 facility for use in construction of and as working capital for the Las Vegas restaurant facilities (the "Las Vegas Facility") and a $5,000,000 facility for working capital purposes at the Company's other restaurants (the "New York Facility"). At September 27, 1997 the Company had $2,750,000 outstanding on the Las Vegas Facility. Any outstanding amount on the Las Vegas Facility in March 1998 may be converted into a two year term loan. The Company may not borrow any further amounts on the Las Vegas Facility as per the Agreement. At September 27, 1997, the Company had no borrowings on the New York Facility. The Company is permitted to borrow up to $5,000,000 on this facility until March 1998 and any outstanding amount in March 1998 may be converted into a two year term loan.

        The Company also has a four year $1,300,000 Letter of Credit Facility for use in lieu of lease security deposits. At September 27, 1997 the Company had delivered $694,000 in irrevocable letters of credit on this facility.

        In December 1996, the Company raised net proceeds of $6,028,000 through a private placement of 551,454 shares of its common stock at $11 per share. The proceeds were used to repay a portion of the Company's outstanding borrowings on its Revolving Credit and Term Loan Facility and for the payment of capital expenditures on the Las Vegas facilities.

        The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds.


RESTAURANT EXPANSION

        The Company recently signed a lease for a new facility in the South Street Seaport in downtown New York City where the Company intends to open a 200 seat Southwestern style bar and restaurant. The Company does not anticipate significant capital expenditures in connection with the opening of this restaurant for the site was formerly occupied by a restaurant and the Company is receiving a $500,000 construction allowance from the landlord.

        Although the Company is not currently committed to any other projects, the Company is exploring additional opportunities for expansion of its business. The Company expects to fund its projects through cash from operations and existing credit facilities. Additional expansion may require additional external financing.


RECENT DEVELOPMENTS

        In the first quarter of fiscal 1998, the Company sold a restaurant located in New York City (Jim McMullen) for $1,750,000. The restaurant was operating at a loss at the time of its sale. The Company received $200,000 in cash on closing; the balance of $1,550,000 was financed by notes payable with interest at 7.5% per annum due in monthly installments through December 1, 2008, at which time the outstanding balance of $519,000 matures. The Company expects to record a gain of approximately $185,000 in fiscal 1998 and additional deferred gains totalling approximately $1,000,000 could be recognized in future periods as the notes are collected. The Company deferred recognition of the gain on the sale due to uncertainty as to the ultimate collectibility of the outstanding notes.

       The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" established standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about
Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. The effect of the adoption of the Statements on the Company's consolidated financial statements is not expected to be material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS ON WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 26, 1998 pursuant to Regulation 14A of the General Rules and Regulations ("Regulation 14A") under the Securities Exchange Act of 1934, as amended.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 26, 1998 pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 26, 1998 pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 26, 1998 pursuant to Regulation 14A.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K



       (a) (1)    FINANCIAL STATEMENTS:                                           PAGE
                                                                                  ----
                  Report of Independent Certified
                  Public Accountants                                                F-1

                  Consolidated Balance Sheets --
                  at September 27, 1997 and September 28, 1996                      F-2

                  Consolidated Statements of Operations --
                  For each of the three fiscal years ended
                  September 27, 1997, September 28, 1996, and September 30, 1995    F-3

                  Consolidated Statements of Shareholders' Equity --
                  For each of the three fiscal years ended
                  September 27, 1997, September 28, 1996, and September 30, 1995    F-4

                  Consolidated Statements of Cash Flows --
                  For each of the three fiscal years ended
                  September 27, 1997, September 28, 1996, and September 30, 1995    F-5

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

           *21    Subsidiaries of the Registrant.

           *23    Consent of Deloitte & Touche LLP.

           *27 Financial Data Schedule pursuant to Article 5 of Regulation S-X filed with EDGAR Version only.

           ---------------------------------
           *Filed Herewith

      (b)         Reports on Form 8-K:
                  None

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Ark Restaurant Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and its subsidiaries as of September 27, 1997 and September 28, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ark Restaurants Corp. and subsidiaries as of September 27, 1997 and September 28, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 1997, in conformity with generally accepted accounting principles.


New York, New York
November 21, 1997

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                              September 27,            September 28,
                                                                                                 1997                      1996
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $   772,283                $   907,003
  Accounts receivable                                                                           1,975,434                  1,462,499
  Current portion of long-term receivables (Note 2)                                               227,402                     93,951
  Inventories (Note 3)                                                                          2,044,689                  1,168,384
  Deferred income taxes (Note 12)                                                                 915,534                    631,027
  Prepaid expenses and other current assets                                                       432,816                    545,777
                                                                                              -----------                -----------
      Total current assets                                                                      6,368,158                  4,808,641
                                                                                              -----------                -----------
LONG-TERM RECEIVABLES (Note 2)                                                                    971,023                    360,344
ASSETS HELD FOR SALE (Note 3)                                                                   1,892,639                  2,614,090
FIXED ASSETS -- At cost (Notes 4 and 7);
  Leasehold improvements                                                                       22,526,150                 13,019,524
  Furniture, fixtures and equipment                                                            18,387,492                 11,113,933
  Leasehold improvements in progress                                                               50,053                  6,289,726
                                                                                              -----------                -----------
                                                                                               40,963,695                 30,423,183
  Less accumulated depreciation and amortization                                               14,037,200                 11,325,141
                                                                                              -----------                -----------
                                                                                               26,926,495                 19,098,042
                                                                                              -----------                -----------
INTANGIBLE ASSETS -- Net (Note 4)                                                               3,346,176                  3,885,095
DEFERRED INCOME TAXES (Note 12)                                                                 1,081,006                    933,547
OTHER ASSETS (Note 5)                                                                             682,601                    679,720
                                                                                              -----------                -----------
                                                                                              $41,268,098                $32,379,479
                                                                                              ===========                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade                                                                   $ 3,560,250                $ 2,365,939
  Accrued expenses and other current liabilities (Note 6)                                       3,098,356                  3,030,684
  Current maturities of capital lease obligations (Note 8)                                        245,412                    240,855
  Current maturities of long-term debt (Note 7)                                                 1,424,129                    150,689
  Accrued income taxes (Note 12)                                                                  413,870                    324,394
                                                                                              -----------                -----------
      Total current liabilities                                                                 8,742,017                  6,112,561
                                                                                              -----------                -----------
OBLIGATIONS UNDER CAPITAL LEASES (Note 8)                                                         406,533                    662,347
LONG-TERM DEBT -- Net of current maturities (Notes 4 and 7)                                     4,702,668                  6,253,177
OPERATING LEASE DEFERRED CREDIT (Note 8)                                                        1,528,000                  1,547,000
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
SHAREHOLDERS' EQUITY (Notes 7, 9 and 10):
  Common stock, par value $.01 per share -- authorized, 10,000,000
   shares; issued, 5,177,836 and 4,608,882 shares, respectively                                    51,779                     46,089
  Additional paid-in capital                                                                   14,131,383                  7,790,242
  Retained earnings                                                                            12,953,117                 11,215,462
                                                                                              -----------                -----------
                                                                                               27,136,279                 19,051,793
  Less treasury stock, 1,345,337 shares                                                         1,247,399                  1,247,399
                                                                                              -----------                -----------
                                                                                               25,888,880                 17,804,394
                                                                                              -----------                -----------
                                                                                              $41,268,098                $32,379,479
                                                                                              ===========                ===========

See notes to consolidated financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                           Year Ended
                                                              ----------------------------------------------------------------------
                                                              September 27,               September 28,                September 30,
                                                                   1997                        1996                         1995

NET SALES                                                     $ 104,326,386               $  76,795,940               $  73,026,907

COST OF SALES                                                    28,451,887                  20,861,465                  20,024,944
                                                              -------------               -------------               -------------

    Gross restaurant profit                                      75,874,499                  55,934,475                  53,001,963

MANAGEMENT FEE INCOME (Note 11)                                   1,153,264                   1,204,808                     925,332
                                                              -------------               -------------               -------------
                                                                 77,027,763                  57,139,283                  53,927,295

OPERATING EXPENSES:
  Payroll and payroll benefits                                   38,520,986                  27,740,390                  26,191,191
  Occupancy                                                      13,031,811                   9,843,110                   9,035,078
  Depreciation                                                    3,320,739                   2,664,892                   2,289,211
  Other                                                          13,922,524                  11,918,198                  11,227,851
                                                              -------------               -------------               -------------
                                                                 68,796,060                  52,166,590                  48,743,331

GENERAL AND ADMINISTRATIVE EXPENSES                               5,445,990                   4,474,697                   4,223,170
                                                              -------------               -------------               -------------
                                                                 74,242,050                  56,641,287                  52,966,501
                                                              -------------               -------------               -------------
OPERATING INCOME                                                  2,785,713                     497,996                     960,794
                                                              -------------               -------------               -------------

OTHER EXPENSE (INCOME):
  Interest expense (Note 7)                                         755,383                     425,810                     359,159
  Interest income                                                   (71,652)                    (86,708)                    (77,856)
  Other income (Note 13)                                           (780,281)                 (1,082,717)                 (1,219,066)
                                                              -------------               -------------               -------------
                                                                    (96,550)                   (743,615)                   (937,763)
                                                              -------------               -------------               -------------
INCOME BEFORE PROVISION FOR INCOME TAXES                          2,882,263                   1,241,611                   1,898,557
PROVISION FOR INCOME TAXES (Note 12)                              1,144,608                     452,849                     777,431
                                                              -------------               -------------               -------------
NET INCOME                                                    $   1,737,655               $     788,762               $   1,121,126
                                                              =============               =============               =============
INCOME PER SHARE:
NET INCOME                                                    $         .47                       $. 24               $         .34
                                                              =============               =============               =============

WEIGHTED AVERAGE NUMBER OF SHARES USED IN
  COMPUTATIONS                                                    3,716,020                   3,241,394                   3,251,336
                                                              =============               =============               =============


See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 27, 1997, SEPTEMBER 28, 1996, AND SEPTEMBER 30, 1995
--------------------------------------------------------------------------------



                                                    Common Stock            Additional                                    Total
                                             ---------------------------      Paid-in        Retained    Treasury     Shareholders'
                                                Shares         Amount         Capital        Earnings      Stock          Equity
BALANCE, OCTOBER 1, 1994                       4,461,832    $    44,618    $ 7,107,409    $ 9,305,574   $(1,247,399)   $15,210,202

  Exercise of stock options                       74,550            746        182,111           --            --          182,857

  Tax benefit on exercise of options                --             --          192,116           --            --          192,116

  Net income                                        --             --             --        1,121,126          --        1,121,126
                                             -----------    -----------    -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 1995                    4,536,382         45,364      7,481,636     10,426,700    (1,247,399)    16,706,301

  Exercise of stock options                       72,500            725        183,650           --            --          184,375

  Tax benefit on exercise of options                --             --          124,956           --            --          124,956

  Net income                                        --             --             --          788,762          --          788,762
                                             -----------    -----------    -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 28, 1996                    4,608,882         46,089      7,790,242     11,215,462    (1,247,399)    17,804,394

  Common stock private placement                 551,454          5,515      6,023,111           --            --        6,028,626

  Issuance of warrants                              --             --          175,000           --            --          175,000

  Exercise of stock options                       17,500            175         85,450           --            --           85,625

  Tax benefit on exercise of options                --             --           57,580           --            --           57,580

  Net income                                        --             --             --        1,737,655          --        1,737,655
                                             -----------    -----------    -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 27, 1997                    5,177,836    $    51,779    $14,131,383    $12,953,117   $(1,247,399)   $25,888,880
                                             ===========    ===========    ===========    ===========   ===========    ===========

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                      Year Ended
                                                                               -----------------------------------------------------
                                                                                 September 27,      September 28,      September 30,
                                                                                      1997               1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                     $  1,737,655       $    788,762       $  1,121,126
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization of fixed assets                                   3,047,422          2,324,304          1,988,968
    Amortization of intangibles                                                       445,123            492,207            450,787
    (Gain) loss on sale of restaurants                                               (229,000)           297,000               --
    Provision for uncollectible long-term receivables                                    --               96,000            100,000
    Operating lease deferred credit                                                   (19,000)            10,000            151,000
    Deferred income taxes                                                            (431,966)          (692,492)          (302,100)
    Changes in assets and liabilities:
      Increase in accounts receivable                                                (512,935)          (184,672)          (188,651)
      Increase in inventories                                                        (890,567)           (65,597)          (239,205)
      Decrease (increase) in prepaid expenses and other current assets                112,961            603,675           (368,292)
      (Increase) decrease in other assets, net                                         60,008           (232,205)           139,956
      Increase in accounts payable -- trade                                         1,194,311            330,167            229,830
      Increase in accrued income taxes                                                 89,476             59,025            238,211
      Increase in accrued expenses and other current liabilities                       13,672            181,392            397,528
                                                                                 ------------       ------------       ------------
         Net cash provided by operating activities                                  4,617,160          4,007,566          3,719,158
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                       (11,006,116)        (6,833,018)        (6,610,540)
  Additions to intangible assets                                                      (11,639)          (110,849)          (145,872)
  Issuance of demand notes and long-term receivables                                     --              (63,092)          (224,913)
  Payments received on demand notes and long-term receivables                         264,370            171,651            220,772
  Restaurant sales                                                                    308,000            250,000               --
  Restaurant acquisitions                                                                --             (108,000)        (2,335,712)
                                                                                 ------------       ------------       ------------
         Net cash used in investing activities                                    (10,445,385)        (6,693,308)        (9,096,265)
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on long-term debt                                             (10,277,900)        (1,857,045)        (1,847,224)
  Issuance of long-term debt                                                       10,000,831          4,100,000          4,500,000
  Exercise of stock options                                                           143,205            309,331            374,973
  Principal payment on capital lease obligations                                     (251,257)          (230,825)          (117,218)
  Proceeds from sale lease back                                                          --                 --              824,947
  Proceeds from common stock private placement                                      6,028,626               --                 --
                                                                                 ------------       ------------       ------------
         Net cash provided by financing activities                                  5,643,505          2,321,461          3,735,478
                                                                                 ------------       ------------       ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                (184,720)          (364,281)        (1,641,629)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                          907,003          1,271,284          2,912,913
                                                                                 ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                           $    722,283       $    907,003       $  1,271,284
                                                                                 ============       ============       ============

SUPPLEMENTAL INFORMATION:
  Cash payments for the following were:
    Interest                                                                     $    931,383       $    515,810       $    422,159
                                                                                 ============       ============       ============
    Income taxes                                                                 $  1,502,643       $    966,434       $    649,689
                                                                                 ============       ============       ============


See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
--------------------------------------------------------------------------------


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Ark Restaurants Corp. and subsidiaries (the "Company") own and operate 23 restaurants, and manage 5 restaurants, of which 15 are in New York City, 4 in Washington, D.C., three in Las Vegas, Nevada (within the New York New York Hotel and Casino Resort), three in Boston, Massachusetts and one each in Rhinebeck, New York; McLean, Virginia; and Islamorada, Florida. Along with the three restaurants within the New York New York Hotel & Casino Resort, the Company also operates the Resort's room service, banquet facilities, employee dining room and a complex of nine smaller cafes and food operations.

     The Company's other operations include catering businesses in New York City and Washington, D.C. as well as wholesale and retail bakeries in New York City, a cafe at the Warner Bros. store in New York City and corporate dining facilities at Universal Studios, California and in an office building in Jersey City, New Jersey.

     Accounting Period -- The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995 included 52 weeks.

     Significant Estimates -- In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial position or the results of operation.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies where the Company is able to exercise significant influence over operating and financial policies even though the Company holds 50% or less of the voting stock, are accounted for under the equity method.

     Cash Equivalents -- Cash equivalents include instruments with original maturities of three months or less.

     Accounts Receivable -- Included in accounts receivable are amounts due from employees of $719,871 and $620,950 for fiscal years ended September 27, 1997 and September 28, 1996. Such amounts, which are due on demand, are principally due to various employees exercising stock options in accordance with the Company's Stock Option Plan (See note 10).

     Inventories -- Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of food and beverages, merchandise for sale and other supplies.

     Fixed Assets -- Leasehold improvements and furniture, fixtures and equipment are stated at cost. Depreciation of furniture, fixtures and equipment (including equipment under capital leases) is computed using the straight-line method over the estimated useful lives of the respective assets (7 years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 35 years.

     Certain costs incurred during the construction period of restaurants, including rental of premises, training and payroll, are expensed as incurred.

     Intangible and Other Assets -- Costs associated with acquiring leases and subleases, principally purchased leasehold rights, have been capitalized and are being amortized on the straight-line method based upon the initial terms of the applicable lease agreements, which range from 10 to 21 years.

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

     Operating Lease Deferred Credit -- Several of the Company's operating leases contain predetermined increases in the rentals payable during the term of such leases. For these leases, the aggregate rental expense over the lease term is recognized on a straight-line basis over the lease term. The excess of the expense charged to operations in any year and amounts payable under the leases during that year are recorded as a deferred credit. The deferred credit subsequently reverses over the lease term (Note
     8).

     Occupancy Expenses -- Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.

     Income Per Share of Common Stock -- Per share data is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents consist of dilutive stock options. Fully dilutive income per share of common stock is not shown for the effect is not material.

     Impact of Recently Issued Accounting Standards -- The Financial Accounting Standards Board has issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Impairment of Long-Lived Assets to Be Disposed of" ("SFAS 121"), which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This

     Statement was adopted by the Company as of September 29, 1996. The effect of the adoption of SFAS 121 on the Company's consolidated financial statements was not material.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under the provisions of SFAS No. 123, effective for the fiscal year beginning September 29, 1996, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method for employee stock-based compensation and provide pro forma disclosure of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company adopted only the disclosure requirements of SFAS No. 123. The Company generally does not grant options to outsiders; accordingly the adoption of SFAS No. 123 did not have a material effect on the Company's consolidated net earnings or cash flows.

     Future Impact of Recently Issued Accounting Standards -- The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" established standards for computing and presenting earnings per share, and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, and is effective for financial statements for periods ending after December 15, 1997. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. The effect of the adoption of the Statements on the Company's consolidated financial statements is not expected to be material.

     Reclassifications -- Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

2. LONG-TERM RECEIVABLES

   Long-term receivables consist of the following:



                                                                      September, 27         September 28,
                                                                           1997                 1996
Note receivable secured by fixed assets and lease at a
 restaurant sold by the Company, at 8% interest; due in
 monthly installments through December 2006(a)                        $  687,497            $     -

Note receivable secured by fixed assets and lease at a
 restaurant sold by the Company, at 7.5% interest; due in
 monthly installments through March 2002(b)                              190,798                  -

Advances for construction and working capital, at one of
 the Company's managed locations, at 15% interest; due
 in monthly installments through December 2000                           225,983               270,829

Advances for construction, at one of the Company's managed
 locations, at prime plus 1%, due in monthly installments
 through December 1999                                                    59,632                79,521

Note receivable, secured by personal guarantees of officers of a managed restaurant and fixed assets at that location, at 15%
 interest; due in monthly installments, through September 2000            79,118                98,548

Other                                                                      5,397                 5,397
                                                                      ----------              --------

                                                                       1,248,425               454,295

Less current portion                                                     277,402                93,951
                                                                      ----------              --------

                                                                      $  971,023             $ 360,344
                                                                      ==========             =========


(a) In December 1996, the Company sold a restaurant for $900,000. Cash of $50,000 was received on sale and the balance is due in installments through December 2006. The Company provided an estimated loss on disposal of $200,000 in the fiscal year ended September 28, 1996 for this disposal.

(b) In October 1996, the company sold a restaurant for $258,500. Cash of $50,000 was received on sale and the balance is due in installments through March 2002. The Company recognized a gain of $134,000 on this sale.

     The carrying value of the Company's long-term receivables approximates its current aggregate fair value.

3. ASSETS HELD FOR SALE

   At September 27, 1997 the Company was actively pursuing the sale of two restaurants and, accordingly, reclassified the net fixed assets ($1,669,251), net intangible assets ($180,619) and inventories ($42,769) as assets held for sale. (See Note 15.)

   At September 28, 1996, the Company was actively pursuing the sale of four restaurants and, accordingly, reclassified the net fixed assets ($2,248,231), net intangible assets ($503,884) and inventories ($61,975) as assets held for sale. The Company sold three of these restaurants during the fiscal year ended September 27, 1997 for an aggregate selling price of $1,366,000, of which an aggregate of $308,000 was paid in cash and the balance of $1,058,000 is payable in various periods through December 2006. Gains of approximately $229,000 were recognized on these sales (see Note 2).

4. INTANGIBLE ASSETS

   Intangible assets consist of the following:


                                                     September 27,          September 28,
                                                         1997                   1996

Goodwill(a)                                          $3,802,877             $3,962,877
Purchased leasehold rights(b)                           552,740                552,740
Noncomplete agreements and other(a)                     790,000                840,000
Organization costs(a)                                   586,954                600,030
                                                    -----------             ----------

                                                      5,732,571              5,955,647

Less accumulated amortization                         2,386,395              2,070,552
                                                    -----------             ----------

                                                     $3,346,176             $3,885,095
                                                    ===========             ==========


(a) In August 1985, certain subsidiaries of the Company acquired approximately one-third of the then outstanding shares of common stock (964,599 shares), from a former officer and director of the Company for a purchase price of $3,000,000. The consolidated balance sheets reflect the allocation of $2,946,00 to goodwill.

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

     At September 28, 1996 the Company was actively pursuing the sale of one of the two restaurants it acquired in fiscal 1996 and, accordingly, reclassified net intangible assets of $452,000 to assets held for sale. In the fiscal year ended September 27, 1997, the Company completed the sale of such restaurant and also actively pursued the sale of the other restaurant it had acquired in the fiscal year ended September 28, 1996. Accordingly, the Company reclassified net intangible assets of $180,619 to assets held for sale at September 27, 1997 (see Note 3).

(b) Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

5. OTHER ASSETS

   Other assets consist of the following:


                                                          September 27,           September 28.
                                                              1997                     1996

Deposits                                                    $ 408,797                $ 453,038
Deferred financing fees                                       271,292                  172,942
Investments in and advances to affiliates(a)                    2,512                   53,740
                                                          -----------                ---------
                                                            $ 682,601                $ 679,720
                                                          ===========                =========



(a) The Company, through a wholly owned subsidiary, became a general partner with a 19% interest in a partnership which acquired on July 1, 1987 an existing Mexican food restaurant, El Rio Grande, in New York City. Several related parties also participate as limited partners in the partnership. The Company's equity in earnings of the limited partnership was $40,000, $48,000, and $60,000 for the years ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively.

     The Company also manages El Rio Grande through another wholly owned subsidiary on behalf of the partnership. Management fee income relating to these services was $311,000, $450,000 and $519,000 for the years ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively (Note 11).

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accrued expenses and other current liabilities consist of the following:



                                                          September 27,           September 28,
                                                               1997                    1996

Sales tax payable                                           $  803,805               $ 569,731
Accrued wages and payroll related costs                        878,795                 717,772
Other current liabilities                                    1,415,756               1,743,181
                                                           -----------              ----------
                                                            $3,098,356              $3,030,684
                                                           ===========              ==========


7. LONG-TERM DEBT

   Long-term debt consists of the following:



                                                                       September 27,       September 28,
                                                                            1997                1996

Revolving Credit and Term Loan Facility with interest at the
 prime rate, plus 1%, payable on March 1, 1998(a)                       $2,750,000           $5,400,000

Notes issued in connection with refinancing of restaurant
 equipment, at 8.75%, payable in monthly installments through
 January 2002(b)                                                         2,538,581                -

Note issued in connection with acquisition of restaurant site, at 7.25%, payable in monthly installments through
 January 1, 2000(c)                                                        475,554              516,320

Note issued in connection with acquisition of restaurant site, at
 8.5%, payable in monthly installments through April 2001(d)               362,662              487,546
                                                                        ----------             --------
                                                                         6,126,797            6,403,866

Less current maturities                                                  1,424,129              150,689
                                                                        ----------           ----------
                                                                        $4,702,668           $6,253,177
                                                                        ==========           ==========


(a) The Company's Revolving Credit and Term Loan Facility with its main bank includes a $7,000,000 facility (the "Las Vegas Facility") for use in construction of and as working capital for the Company's Las Vegas food and beverage operations and a $5,000,000 facility (the "New York Facility") for working capital purposes at the Company's other restaurants.
     At September 27, 1997, The Company had $2,750,000 in borrowings outstanding on the Las Vegas facility. The Company had previously borrowed during the fiscal year ended September 27, 1997, $7,000,000 on the Las Vegas Facility and in accordance with the bank agreement it may not borrow any further amounts on this facility. Any outstanding amount as of March 1998 may be converted into a two-year term loan. At September 27, 1997, the Company had no borrowings outstanding on the New York Facility; however, the Company is permitted to borrow up to $5,000,000 until March 1998 at which time any outstanding borrowings may be converted into a two-year term loan. Outstanding revolving loans bear interest at 1% above the bank's prime rate until converted into term loans, at which time the interest rate is 1 1/2% above the bank's prime rate. The Company paid a commitment fee of $150,000 at closing and a facility fee of 1/2% is due on any unused portion of the revolving credit facility.

     The agreement includes a four-year $1,300,000 Letter of Credit Facility for use for the Company's existing restaurants. The Company is generally required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

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


(b) In January 1997, the Company borrowed from its main bank, $2,851,000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The notes bear interest at 8.75% per annum and are payable in 60 equal monthly installments of $58,833 inclusive of interest, until maturity in January 2002. The Company granted the bank a security interest in such restaurant equipment. In connection with such financing, the Company granted the bank the right to purchase 35,000 shares of the Company's common stock at the exercise price of $11.625 per share through December 2001. The fair value of the warrants was estimated at the date of grant, credited to additional paid-in capital and is being amortized over the life of the warrant.

(c) In November 1994, the Company issued a $600,000 note in connection with the acquisition of a restaurant in the Florida Keys. The Company remits monthly payments of $7,044 inclusive of interest until January 1, 2000, at which time the outstanding balance of $358,511 is due. The debt is secured by the leasehold improvements and tangible personal property at the restaurant.

(d) In April 1996 the Company acquired a restaurant for $550,000, which was financed by issuing a note payable in monthly installments of $13,461, inclusive of interest. At September 27, 1997, the Company was actively pursuing the sale of this restaurant and accordingly has classified the total balance due of $362,662 as a current liability within the current maturities of long-term debt balance (see Note 15).

   Required principal payments on long-term debt are as follows:


    Year                                                  Amount

    1998                                                $1,424,129
    1999                                                 1,479,940
    2000                                                 2,337,272
    2001                                                   654,351
    2002                                                   231,105
                                                        ----------
                                                        $6,126,797
                                                        ==========

   During the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995, interest expense was $931,383, $515,810 and $422,159, respectively, of which $176,000, $90,000 and $63,000 was capitalized during the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995.

   The carrying value of the Company's long-term debt approximates its current aggregate fair value.

8. COMMITMENTS AND CONTINGENCIES

   LEASES -- The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2029. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurants' sales in excess of stipulated amounts at such facility.

   As of September 27, 1997, future minimum lease payments, net of sublease rentals, under noncancellable leases are as follows:


                                                  Operating        Capital
   Year                                            Leases          Leases

   1998                                          $ 6,941,888      $321,235
   1999                                            6,518,013       253,720
   2000                                            6,157,663       154,118
   2001                                            6,276,737          -
   2002                                            6,269,495          -
   Thereafter                                     32,019,799          -
                                                 -----------      ---------
   Total minimum payments                        $64,183,595       729,073
                                                 ===========
   Less amount representing interest                                77,128
                                                                  --------
   Present value of net minimum lease payments                    $651,945
                                                                  ========


   In connection with the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $693,758 as security deposits under such leases.

   Rent expense (net of sublease rental income of $124,025 for the fiscal year ended September 30, 1995) was $9,102,267, $6,117,296 and $5,633,662, during the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively. Rent expense for the fiscal years ended September
   27, 1997, September 28, 1996 and September 30, 1995 includes approximately $19,000, $10,000 and $151,000 of operating lease deferred credits, representing the difference between rent expense recognized on a straight-line basis and actual amounts currently payable. Contingent rentals, included in rent expense, were $2,432,404, $547,038 and $405,399 for the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively.

   LEGAL PROCEEDINGS -- In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and workmen's compensation claims, which are generally handled by the Company's insurance carriers.

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

   A lawsuit was commenced against the Company in October 1997 in the District Court for the Southern District of New York by 44 present and former employees alleging various violations of Federal wage and hour laws. While the action is in its early stages, the Company does not believe that its liability, if any, from an adverse result in this matter would be material.

   A lawsuit was commenced against the Company in April 1997 in the District Court for Clark County, Nevada by one former employee and one current employee of the Company's Las Vegas subsidiary alleging that (i) the Company forced food service personnel at the Company's Las Vegas facilities to pay a portion of their tips back to the Company in violation of Nevada law and
   (ii) the Company failed to timely pay wages to terminated employees. The action was brought as a class action on behalf of all similarly situated employees. The Company believes that the first allegation is entirely without merit and that the Company will have no liability. The Company also believes that its liability, if any, from an adverse result in connection with the second allegation would be inconsequential. The Company intends to vigorously defend against these claims.

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


9. COMMON STOCK PRIVATE PLACEMENT

   In December 1996, the Company raised net proceeds of $6,028,626 in a private placement of 551,454 shares of its common stock at $11 per share. The proceeds of such offering were used to repay a portion of the Company's outstanding bank borrowings and for the payment of capital expenditures on its Las Vegas restaurant facilities at the New York New York Hotel & Casino in Las Vegas which opened in January 1997.

10. STOCK OPTIONS

   On October 15, 1985, the Company adopted a Stock Option Plan (the "Plan") pursuant to which the Company reserved for issuance an aggregate of 175,000 shares of common stock. In May 1991 and March 1994, the Company amended such Plan to increase the number of shares issuable under the Plan to 350,000 and 447,650, respectively. In March 1996, the Company adopted a second plan and reserved for issuance an additional 135,000 shares. In March 1997, the Company amended this plan to increase the number of shares included under the plan to 270,000. Options granted under the Plans to key employees and directors are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire five years after the date of grant and are generally exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the date of grant.

   Additional information follows:



                                               1997                           1996                      1995
                                       ------------------------       ----------------------     ----------------------
                                                       Weighted                     Weighted                  Weighted
                                                        Average                      Average                   Average
                                                       Exercise                     Exercise                  Exercise
                                       Shares           Price         Shares         Price       Shares        Price

Outstanding, beginning of year        105,625           $ 7.18        189,125        $5.45       183,800        $ 3.09

Options:
 Granted                              150,000            11.71           -                        81,000          8.00
 Exercised                            (17,500)            4.89        (72,500)        2.54       (74,550)         2.45
 Canceled or expired                  (10,625)            6.37        (11,000)        8.00        (1,125)         3.38
                                      -------                         -------                    -------
Outstanding, end of year(a)           227,500            10.38        105,625         7.18       189,125          5.45
                                      -------                         -------                    -------

Shares available for future grant     120,000                         135,000                     20,075
                                      -------                         -------                    -------
Options exercisable(a)                 47,500             7.65         43,125         6.34        88,125          2.87
                                      -------                         -------                    -------



(a) Options become exercisable at various times until expiration dates ranging from December 1997 through July 2002.

   Statement of Financial Accountings Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to disclose pro-forma net income and pro-forma earnings per share information for employee stock option grants made in fiscal 1997 as if the fair-value method defined in SFAS No. 123 had been applied. The fair value of each stock-option grant is estimated on the date of grant using the Black-Scholes option-pricing. The assumptions for fiscal 1997 include: risk-free interest rates of 6.5%; no dividend yield; expected life of 4 years and expected volatility of 38%.

   The pro-forma impact for fiscal 1997 was as follows:

                 Net Earnings as reported         $1,737,655
                 Net Earnings - pro-forma          1,694,991

                 Earnings per share as reported         $.47
                 Earnings per share pro-forma            .46

   No options were granted during fiscal 1996 and therefore no pro-forma is required.

   The exercise of nonqualified stock options in the fiscal years ended September 27, 1997, September 28, 1996 and September 30, 1995 resulted in income tax benefits of $57,580, $124,956 and $192,116, respectively, which were credited to additional paid-in capital. The income tax benefits result from the difference between the market price on the exercise date and the option price.

11. MANAGEMENT FEE INCOME

    As of September 27, 1997, the Company provides management services to five restaurants and two corporate dining facilities owned by outside parties. In accordance with the contractural arrangements, the Company earns fixed fees and management fees based on restaurant sales and operating profits as defined by the various management agreements.

    Restaurants managed had net sales of $14,151,888, $12,802,305 and $10,838,664 during the management periods within the years ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively, which are not included in consolidated net sales of the Company.

12. INCOME TAXES

    The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each subsidiary on a nonconsolidated basis. For New York State and City income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income.


    The provision for income taxes consists of the following:




                                                                            Year Ended
                                                        ----------------------------------------------------
                                                        September 27        September 28,      September 30,
                                                            1997                1996               1995


Current provision:
  Federal                                               $  668,391          $  519,771           $  532,947
  State and and local                                      908,183             625,570              475,062
                                                        ----------          ----------           ----------
                                                         1,576,574           1,145,341            1,008,009
                                                        ----------          ----------           ----------

Deferred provision (credit):
  Federal                                                 (329,602)           (592,721)            (314,745)
  State and local                                         (102,364)            (99,771)              84,167
                                                        ----------          ----------          ----------
                                                          (431,966)           (692,492)            (230,578)
                                                        ----------          ----------          -----------
                                                        $1,144,608          $  452,849          $   777,431
                                                        ==========          ==========          ===========


     The provision for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:



                                                                                            Year Ended
                                                                --------------------------------------------------------------------
                                                                  September 27,         September 28,        September 30,
                                                                       1997                  1996                 1995

     Provision for Federal income taxes (34%)                      $  980,000             $426,000              $646,000

     State and local income taxes net of Federal
       tax benefit                                                    532,000              347,000               369,000

     Amortization of goodwill                                          26,000               26,000                26,000

     Tax credits                                                     (373,000)            (349,000)             (299,000)

     Other                                                            (20,392)               2,849                35,431
                                                                   ----------             --------             ----------
                                                                   $1,144,608             $452,849             $ 777,431
                                                                   ==========             ========             ==========

     Deferred tax assets or liabilities are established for (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company's net deferred tax asset are as follows:


                                                                                      September 27,                  September 28,
                                                                                          1997                          1996
     Deferred tax assets:
       Operating loss carryforwards                                                   $   858,937                  $   804,641
       Operating lease deferred credits                                                   657,958                      671,537
       Carryforward tax credits                                                         1,157,368                      835,721
       Provision for uncollectible long-term receivable                                      --                         68,000
       Depreciation and amortization                                                       11,045                         --
       Valuation allowance                                                               (688,768)                    (738,277)
                                                                                      -----------                  -----------
                                                                                        1,996,540                    1,641,622

     Deferred tax liabilities:
       Depreciation and amortization                                                         --                         77,048
                                                                                      -----------                  -----------
     Net deferred tax asset                                                           $ 1,996,540                  $ 1,564,574
                                                                                      ===========                  ===========



     A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $688,768 at September 27, 1997 and $738,277 at September 28, 1996. The Company has State operating loss carryforwards of $10,960,758 and local operating loss carryforwards of $8,045,724 which expire in the years 2002 through 2012.

     The Internal Revenue Service is currently examining the Company's federal income tax returns for fiscal years ended September 28, 1991 through October 1, 1994, and the Internal Revenue Service has proposed certain adjustments, all of which are being contested by the Company. The Company does not believe that any adjustments resulting from this examination will have a material effect on the Company's financial condition.



13.  OTHER INCOME


     Other income consists of the following:



                                                                                            Year Ended
                                                              ----------------------------------------------------------------------
                                                                September 27,            September 28,             September 30,
                                                                     1997                    1996                      1995

     Purchasing service fees                                     $ 86,073                $   55,551                $   67,367

     Insurance proceeds(a)                                        377,427                   726,415                   914,475

     Sales of logo T-shirts and hats                              171,259                   214,291                   180,364

     Other                                                        145,522                    86,460                    56,860
                                                                 --------                ----------                ----------
                                                                 $780,281                $1,082,717                $1,219,066
                                                                 ========                ==========                ==========


     (a) In July 1994, the Company was required to close a restaurant in Manhattan (Ernie's) on a temporary basis to enable structural repairs to be made to the ceiling of the restaurant. The cost of such repairs, other ongoing restaurant operating expenses and a guaranteed profit were borne by a third party. The restaurant reopened in February 1995 and the agreement provides that the third party continue to guarantee some level of operating profits through January 1998. During the fiscal years ended September 27, 1997 and September 28, 1996, the Company received $377,427 and $726,415, respectively, in excess of the continuing restaurant operating expenses.


14.  QUARTERLY INFORMATION (UNAUDITED)

     The following table sets forth certain quarterly operating data.



                                                                           Fiscal Quarter Ended
                                             ---------------------------------------------------------------------------------------
                                             December 28,              March 29,                June 28,             September 27,
                                                1996                     1997                    1997                     1997
     1997

     Net sales                               $18,166,656              $24,887,795              $31,469,304             $29,802,631

     Gross restaurant profit                  13,068,926               17,775,683               22,922,594              22,107,296

     Net income (loss)                          (552,503)              (1,108,203)               1,947,476               1,450,885

     Net income (loss) per share            $      (0.16)            $      (0.29)            $       0.51            $       0.38



                                                                             Fiscal Quarter Ended
                                           -----------------------------------------------------------------------------------------
                                            December 30,               March 30,               June 29,               September 28,
                                               1995                      1996                    1996                    1996

      1996

     Net sales                               $18,723,119             $15,450,293              $22,600,958             $20,021,570

     Gross restaurant profit                  13,545,173              11,147,783               16,684,719              14,556,800

     Net income (loss)                            25,108              (1,028,807)               1,137,265                 655,196

     Net income (loss) per share            $       0.01            $      (0.32)            $       0.35            $       0.20




15.  SUBSEQUENT EVENTS (UNAUDITED)


     RESTAURANT SALE -- In the first quarter of fiscal 1998, the Company sold a restaurant located in New York City. The selling price for the restaurant was $1,750,000 of which $200,000 was paid in cash and the balance of $1,550,000 is due in monthly installments of $18,569, inclusive of interest at 7.5%, from May 1998 through April 2000 and monthly installments of $14,500, inclusive of interest at 7.5% from May 2000 through December 2008. At December 2008 an outstanding balance of $519,260 matures. The Company expects to recognize a gain of approximately $185,000 in fiscal 1998.


                                   * * * * * *

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 23rd day of December, 1997.


                                           ARK RESTAURANTS CORP.


                                           By: /s/Michael Weinstein
                                               --------------------------
                                               MICHAEL WEINSTEIN, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.


SIGNATURE                           TITLE                          DATE
---------                           -----                          -----
/s/ Ernest Bogen                    Chairman of the Board          December 23, 1997
----------------
(Ernest Bogen)

/s/ Michael Weinstein               President and Director         December 23, 1997
---------------------
(Michael Weinstein)

/s/ Vincent Pascal                  Vice President,                December 23, 1997
------------------                  Secretary and Director
(Vincent Pascal)

/s/ Robert Towers                   Vice President, Treasurer,     December 23, 1997
-----------------                   Principal Financial Officer
(Robert Towers)                     and Director

/s/ Andrew Kuruc                    Vice President, Controller,    December 23, 1997
----------------                    Principal Accounting Officer
(Andrew Kuruc)                      and Director

/s/ Donald D. Shack                 Director                       December 23, 1997
-------------------
(Donald D. Shack)

/s/ Jay Galin                       Director                       December 23, 1997
-------------------
(Jay Galin)

/s/ Paul Gordon                     Director                       December 23, 1997
-------------------
(Paul Gordon)