Form 10-Q
period 1997-12-27
ARK RESTAURANTS CORP
filed 1998-02-10
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (Mark one)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 27, 1997

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

                         Yes   X    No
                             ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding shares at February 9, 1998
(Common stock, $.01 par value)                      3,842,499

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION:                                                    PAGE
                                                                                   ----

  Item 1.  Consolidated Financial Statements:

   Consolidated Condensed Balance Sheets - December 27, 1997
    (Unaudited) and September 27, 1997 (Unaudited)...............................    1

   Consolidated Condensed Statements of Operations and Retained Earnings -
    13-Week Periods Ended December 27, 1997 (Unaudited) and December 28, 1996
    (Unaudited). ................................................................    2

   Consolidated Condensed Statements of Cash Flows - 13-Week Periods
    Ended December 27, 1997 (Unaudited) and December 28, 1996 (Unaudited)........    3

   Notes to Consolidated Condensed Financial Statements (Unaudited)..............  4-6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................... 7-10

PART II - OTHER INFORMATION:

 Item 1. Legal Proceedings.......................................................   11

  Item 6. Exhibits and Reports on Form 8-K.......................................   11

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                           December 27,      September 27,
                                                               1997               1997
                                                           -----------       -------------
ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents ............................     $   495           $   722
  Accounts receivable ..................................       2,684             1,975

  Inventories ..........................................       2,077             2,045

  Current portion of long-term receivables .............         316               278

  Prepaid expenses and other current assets ............         534               433
  Deferred income taxes ................................         915               915
                                                             -------           -------

     Total current assets ..............................       7,021             6,368

LONG-TERM RECEIVABLES ..................................       1,337               971

ASSETS HELD FOR SALE ...................................       1,290             1,893

FIXED ASSETS - At Cost:

  Leasehold improvements ...............................      22,526            22,526
  Furniture, fixtures and equipment ....................      18,404            18,387

Leasehold improvements in progress .....................          46                50
                                                             -------           -------
                                                              40,976            40,963

  Less accumulated depreciation and
   amortization ........................................      14,838            14,037
                                                             -------           -------

                                                              26,138            26,926

INTANGIBLE ASSETS - Less accumulated
  amortization of $2,473 and $2,386 ....................       3,260             3,346
OTHER ASSETS ...........................................         606             1,081

DEFERRED INCOME TAXES ..................................       1,081               683
                                                             -------           -------
TOTAL ASSETS ...........................................     $40,733           $41,268
                                                             =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable - trade .............................     $ 3,303           $ 3,560
  Accrued expenses and other current
   liabilities .........................................       2,968             3,099

  Current maturities of long-term debt .................       1,136             1,424

  Current maturities of capital lease obligations ......         251               245
  Accrued income taxes .................................         283               414
                                                             -------           -------

      Total current liabilities ........................       7,941             8,742

LONG-TERM DEBT - net of current maturities .............       4,248             4,703

OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities ............................................         335               406

OPERATING LEASE DEFERRED CREDIT ........................       1,528             1,528

SHAREHOLDERS' EQUITY:

  Common stock, par value $.01 per share -
   authorized, 10,000,000 shares;
   issued, 5,187,836 and 5,177,836 shares ..............          52                52
  Additional paid-in capital ...........................      14,196            14,131
  Retained earnings ....................................      13,680            12,953
                                                             -------           -------
                                                              27,928            27,136

  Less treasury stock, 1,345,337 shares ................       1,247             1,247
                                                             -------           -------

      Total shareholders' equity .......................      26,681            25,889
                                                             -------           -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .............     $40,733           $41,268
                                                             =======           =======

See notes to consolidated condensed
  financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS & RETAINED EARNINGS (Unaudited) (In Thousands, Except per share amounts)


                                                                   13 Weeks Ended
                                                            ------------------------------
                                                         December 27,         December 28,
                                                             1997                1996
                                                             ----                ----

NET SALES                                                $26,940               $18,167

COST OF SALES                                              7,248                 5,098
                                                         -------               -------

GROSS RESTAURANT PROFIT                                   19,692                13,069

MANAGEMENT FEE INCOME                                        197                   198
                                                         -------               -------
                                                          19,889                13,267
                                                         -------               -------
OPERATING EXPENSES
  Payroll and payroll benefits                             9,756                 7,358
  Occupancy                                                3,176                 2,432
  Depreciation and amortization                              946                   588
  Other                                                    3,490                 2,550
                                                         -------               -------
                                                          17,368                12,928

GENERAL AND ADMINISTRATIVE EXPENSES                        1,392                 1,422
                                                         -------               -------
                                                          18,760                14,350
                                                         -------               -------
OPERATING INCOME (LOSS)                                    1,129                (1,083)
                                                         -------               -------
OTHER EXPENSE (INCOME):
  Interest expense, net                                       85                    19

  Other income                                              (167)                 (181)
                                                         -------               -------
                                                             (82)                 (162)
                                                         -------               -------
INCOME (LOSS) BEFORE PROVISION
 (BENEFIT) FOR INCOME TAXES                                1,211                  (921)

PROVISION (BENEFIT) FOR INCOME TAXES                         484                  (368)
                                                         -------               -------

NET INCOME (LOSS)                                        $   727               $  (553)
                                                         =======               =======
RETAINED EARNINGS, Beginning of period                    12,953                11,216
                                                         -------               -------

RETAINED EARNINGS, End of period                         $13,680               $10,663
                                                         =======               =======

NET INCOME (LOSS) PER SHARE- BASIC & DILUTED               $.19                  ($.16)
                                                           ====                   ====

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                 3,835                  3,370
                                                        =======                =======

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED               3,859                  3,370
                                                        =======                =======

See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)


                                                                  13 Weeks Ended
                                                                 --------------
                                                           December  27,    December 28,
                                                               1997            1996
                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                           $    727       $  (552)
  Adjustments to reconcile net
  income to net cash provided by operating
  activities:

      Depreciation and amortization of fixed assets               849           549
      Amortization of intangibles                                  99           102
      Gain on sale of restaurants                                (185)         (188)
      Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                 (709)         (206)
      Decrease (Increase) in inventories                          (32)         (591)
      Decrease (Increase) in prepaid expenses & other
       current assets                                            (101)          (41)
      Decrease (Increase) in prepaid income taxes                  -           (662)
      Decrease (Increase) in other assets                          77            41
      Increase (Decrease) in accounts payable - trade            (257)           61
      Increase (Decrease) in accrued expenses and other
       current liabilities                                       (131)        2,030
      Increase (Decrease) in accrued income taxes                (131)         (324)
                                                             --------       -------
        Net cash provided by or used in operating
        activities                                                206           219
                                                             --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                       (12)       (7,251)
  Payments received on long-term receivables                      122            21
  Restaurant sales                                                200           267
                                                             --------       -------
        Net cash used in investing activities                     310        (6,963)
                                                             --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of long-term debt                        250         4,300
  Principal payment on long-term debt                            (993)       (3,075)
  Proceeds from common stock private placement, net                -          6,043
  Principal payment on capital lease obligations                  (65)          (61)
  Exercise of stock options                                        65            -
                                                             --------       -------
        Net cash provided or used in financing activities        (743)        7,207
                                                             --------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (227)          463

CASH AND CASH EQUIVALENTS, beginning of period                    722           907
                                                             --------       -------
CASH AND CASH EQUIVALENTS, end of period                     $    495       $ 1,370
                                                             ========       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:

   Interest                                                   $    141      $   210
                                                              ========      =======

   Income taxes                                               $    614      $   662
                                                              ========      =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)


1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 27, 1997 and results of operations and changes in cash flows for the periods ended December 27, 1997 and December 28, 1996 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 1997. The results of operations for the period ended December 27, 1997 is not necessarily indicative of the operating results for the full year.

   Certain reclassifications have been made to the fiscal 1997 financial statements to conform to the fiscal 1998 presentation.

2.  RESTAURANT SALES

   In the first quarter of fiscal 1998 the Company sold a restaurant located in the borough of Manhattan in New York City. The selling price for the restaurant was $1,750,000, of which $200,000 was paid in cash and the balance of $1,550,000 is due in monthly installments of $18,569, inclusive of interest at 7.5%, from May 1998 through April 2000 and monthly installments of $14,500, inclusive of interest at 7.5%, from May 2000 through December 2008. At December 2008, the remaining outstanding balance of $519,260 matures. The Company recognized on this sale a gain of approximately $185,000 in the first quarter of fiscal 1998. Additional deferred gains totaling approximately $1,000,000 could be recognized in future periods as the notes are collected. The Company deferred recognition of the gain on the sale due to the uncertainty as the ultimate collectibility of the outstanding notes.

3.  CONTINGENCIES

   In a lawsuit commenced against the Company and 14 subsidiaries in October 1997, 45 present and former employees of the Company's restaurants allege various violations of federal and state labor laws. The number of plaintiffs may increase to include other current and former employees of the restaurants who are not now named but who "opt-in" to the lawsuit asserting similar violations. The complaint seeks an injunction against further violations of the labor laws and payment of unpaid minimum wages, overtime and other allegedly required amounts, liquidated damages, penalties and attorneys fees.

   The action is in its early stages. The Company believes that there were certain violations of various labor laws, which have today been largely corrected, for which the Company will have liability. Such liability will depend in large part on the number of persons who "opt-in" and the extent to which the Company failed to pay required overtime compensation, the other violations being deemed by the Company to be insubstantial. The uncertainties involved prevent the Company from making any reasonable estimate of its ultimate liability. However, based upon information available to the Company at this time, the Company does not believe that the amount of liability which may be sustained in this action will have a materially adverse affect on the Company's business, operations or financial condition.

4.  INCOME PER SHARE OF COMMON STOCK

   The Company adopted in the first quarter of fiscal 1998, The Financial Accounting Standards Board Statement No. 128 "Earnings per Share" which established new standards for computing and presenting earnings per share. The Company now discloses "Basic Earnings per Share", which is based upon the weighted average number of shares of common stock outstanding during each period and "Diluted Earnings per Share" which requires the Company to include common stock equivalents consisting of dilutive stock options. For the periods ended December 27, 1997 and December 28, 1996, Basic Earnings per share and Fully Diluted Earnings per Share were the same. The Company also applied the new standard to the period ended December 28, 1996 and there was no change in the previously reported earnings per share for such period.

A reconciliation of the numerators and denominators of the basic and diluted per share computations follow:

         13 Weeks Ended December 27, 1997:

                                     Income               Shares       Per-Share
                                   (Numerator)         (Denominator)     Amount
                                    ---------           -----------    ---------
         BASIC EPS                   $727,000            3,835,000         $.19
         Stock Options                     --               24,000           --
         Warrants                          --                  --            --
         DILUTED EPS                 $727,000            3,859,000         $.19

Options to purchase 132,500 shares of common stock at $12 per share and warrants to purchase 35,000 shares of common stock at $11.625 were not included in the computation of diluted earnings per share at December 27, 1997 because the exercise prices were greater than the average market price of the common shares.

At December 28, 1996 options to purchase 105,625 shares of common stock at a price range of $4.375 to $8 are not included in diluted earnings per share for the Company had a loss for the quarter. Accordingly stock options were antidilutive for such period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

NET SALES

     Net sales at restaurants and bars owned by the Company increased 48.3% in the 13-week period ended December 27, 1997 from the comparable period ended December 28, 1996. The increase for the 13-week period ended December 27, 1997 was primarily due to sales from the food and beverage operations in the New York New York Hotel & Casino resort in Las Vegas ("the Las Vegas facilities") which opened in January 1997. At the Las Vegas facilities the Company operates a 450 seat, twenty four hour a day restaurant (America); a 160 seat steakhouse restaurant (Gallagher's); a 200 seat Mexican restaurant (Gonzalez y Gonzalez); and the resort's room service, banquet facilities and an employee dining facility. The Company also operates a complex of nine smaller eateries (Village Eateries) in the resort which simulate the experience of walking through New York City's Little Italy and Greenwich Village. Same store sales in the 13-week period ended December 27, 1997 increased by 4.0% principally due to increased customer counts.

     COSTS AND EXPENSES

     The Company's cost of sales consists only of food and beverage costs at restaurants and bars owned by the Company. For the 13-week period ended December 27, 1997 cost of sales as a percentage of net sales decreased to 26.9% from 28.1% for the comparable period last year. This decrease was principally achieved at the Company's non Las Vegas facilities.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales, decreased to 64.5% for the 13-week period ended December 27, 1997 from 71.2% last year. The 13-week period ended December 28, 1996 was impacted by approximately $1,100,000 (or 6.1% of net sales) in pre-opening operating expenses, of which a significant portion was payroll at the Company's Las Vegas facilities. Payroll expenses for the 13-week period ended December 27, 1997 decreased to 36.2% of net sales as compared to 40.5% last year.

     General and administrative expenses, as a percentage of net sales, were 5.2% for the 13-week period ended December 27, 1997 as compared to 7.8% last year. The 13-week period ended December 28, 1996 was impacted by significant increases in corporate payroll, travel and other expenses incurred in connection with the Company's Las Vegas facilities which opened in January 1997. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 4.6% for the 13-week period ended December 27, 1997 as compared to 6.6% last year.

     The Company had net income of $727,000 for the 13-week period ended December 27, 1997 compared to a net loss of $553,000 last year. The results for the 13-week period ended December 28, 1996 were impacted by approximately $1,300,000 ($780,000 after tax) in pre-opening expenses at the Company's Las Vegas restaurant facilities.

     During the 13-week period ended December 27, 1997 the Company managed six restaurants and two corporate dining facilities owned by third parties. Net sales of the managed locations were $3,466,000 during the 13-week period ended December 27, 1997 as compared to $3,271,000 last year. Net sales of these operations are not included in consolidated net sales.

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

     The Company's Revolving Credit and Term Loan Facility with its main bank includes a $7,000,000 facility for use in construction of and as working capital for the Las Vegas restaurant facilities (the "Las Vegas Facility") and a $5,000,000 facility for working capital purposes at the Company's other restaurants (the "New York Facility"). At December 27, 1997 the Company had $2,350,000 outstanding on the Las Vegas Facility. Any outstanding amount on the Las Vegas Facility in March 1998 may be converted into a two year term loan with $1,000,000 due on maturity. The Company may not borrow any further amounts on the Las Vegas Facility. At December 27, 1997, the Company had $150,000 outstanding on the New York Facility. The Company is permitted to borrow up to $5,000,000 on this facility until March 1998 and any outstanding amount in March 1998 may be converted into a two year term loan. The Company and its main bank have reached an agreement in principle to extend the Revolving Credit and and Term Loan Facility for one year and to increase the Company's borrowing capacity to $10,000,000. Loans under the new facility are expected to bear interest at a rate of prime plus 1/2% per annum. The Company anticipates such agreement will be finalized in the March 1998 fiscal quarter.

   The Company also has a four year $1,300,000 Letter of Credit Facility for use in lieu of lease security deposits. At December 27, 1997 the Company had delivered $679,000 in irrevocable letters of credit on this facility.

     At December 27, 1997, the Company had a working capital deficit of $920,000 as compared to a working capital deficit of $2,374,000 at September 27, 1997. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

     The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds.

RESTAURANT EXPANSION

   The Company is currently constructing in the South Street Seaport in downtown New York City a 200 seat Southwestern style bar and restaurant. The site was formerly occupied by a restaurant and the Company is receiving a $500,000 landlord construction allowance. As a result, the Company does not anticipate significant capital expenditures in connection with the opening of this restaurant. The Company expects to open this restaurant in the June 1998 fiscal quarter.

   The Company recently entered into an agreement, subject to receipt of a state liquor license, to purchase an existing restaurant located in the Forum Shops at Caesar's Shopping Center in Las Vegas (the Stage Deli of Las Vegas) for $2,735,000. The restaurant which has seating for 200 is operated under a license agreement with the owner of the New York City restaurant of that name.

     The Company recently announced that it had reached an agreement in principle to enter into a joint venture agreement with Sony Theatres' Loeks Star Partners and Millennium Partners to develop and operate four restaurants containing a total of approximately 50,000 square feet at a large theatre development in Southfield, Michigan. The Company anticipates that its share of the required capital contributions to meet the construction costs, initial inventories and pre-opening expenses will be $6,000,000. Two of the restaurants are scheduled to open in the September fiscal quarter with the other two to follow in the next fiscal year.

     Although the Company is not currently committed to any other projects, the Company is exploring additional opportunities for expansion of its business. The Company expects to fund its existing projects through cash from operations and from the anticipated revision of the existing credit facilities. Additional expansion may require additional external financing.

     PART II - OTHER INFORMATION

     ITEM 1  LEGAL PROCEEDINGS

       See Note 3 of Notes to Consolidated Condensed Financial Statements

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - Exhibit 27 - Financial Data Schedule -- none

     (b) Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 9, 1998

         ARK RESTAURANTS CORP.

         By /s/ Michael Weinstein
            --------------------------------
                Michael Weinstein, President

         By /s/ Andrew B. Kuruc
            ----------------------------------
                Andrew B. Kuruc
                Vice President, Controller and
                Principal Accounting Officer