Form 10-Q
period 1998-03-28
ARK RESTAURANTS CORP
filed 1998-05-12
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

            (Mark one)

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1998

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                            13-3156768
----------------------------------------               ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

  85 Fifth Avenue, New York, New York                             10003
----------------------------------------               ------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including
area code                                                   (212) 206-8800
                                                       ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   _____     _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding shares at May 11, 1998
-----------------------------                 ----------------------------------
(Common stock, $.01 par value)                           3,842,499

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION:

  Item 1.  Consolidated Financial Statements:

   Consolidated Condensed Balance Sheets - March 28, 1998
    (Unaudited) and September 27, 1997 (Unaudited)                                               1

   Consolidated Condensed Statements of Operations and Retained Earnings -
    13-week periods ended March 28, 1998 (Unaudited) and March 29, 1997
    (Unaudited) and 26-week periods ended March 28, 1998 (Unaudited) and March
    29, 1997 (Unaudited)                                                                         2

   Consolidated Condensed Statements of Cash Flows - 26-week periods
    ended March 28, 1998 (Unaudited) and March 29, 1997 (Unaudited)                              3

   Notes to Consolidated Condensed Financial
    Statements (Unaudited)                                                                      4-6


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                 7-10


PART II - OTHER INFORMATION:

 Item 1. Legal Proceedings                                                                      11

 Item 4. Submission of Matters to a Vote of Security Holders                                    11

  Item 6. Exhibits and Reports on Form 8-K                                                      11


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
------------------------------

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------



                                                                        March 28,           September 27,
                                                                          1998                  1997
                                                                        -------               -------

ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents                                             $   695               $   722
  Accounts receivable                                                     2,487                 1,975
  Inventories                                                             2,042                 2,045
  Current portion of long-term receivables                                  320                   278
  Prepaid expenses and other current assets                                 570                   433
  Refundable and prepaid income taxes                                       218                    -
  Deferred income taxes                                                     915                   915
                                                                        -------               -------
      Total current assets                                                7,247                 6,368

LONG-TERM RECEIVABLES                                                     1,294                   971

ASSETS HELD FOR SALE                                                      1,270                 1,893

FIXED ASSETS - At Cost:
  Leasehold improvements                                                 22,771                22,526
  Furniture, fixtures and equipment                                      18,875                18,387
  Leasehold improvements in progress                                        183                    50
                                                                        -------               -------
                                                                         41,829                40,963
  Less accumulated depreciation and
   amortization                                                          15,623                14,037
                                                                        -------               -------
                                                                         26,206                26,926
INTANGIBLE ASSETS - Less accumulated
  amortization of $2,576 and $2,386                                       5,452                 3,346
DEFERRED INCOME TAXES                                                     1,081                 1,081
OTHER ASSETS                                                                604                   683
                                                                        -------               -------

TOTAL ASSETS                                                            $43,154               $41,268
                                                                        =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                              $ 3,461               $ 3,560
  Accrued expenses and other current
   liabilities                                                            2,728                 3,099
  Current maturities of long-term debt                                      580                 1,424
  Current maturities of capital lease obligations                           276                   245
  Accrued income taxes                                                      -                     414
                                                                        -------               -------
      Total current liabilities                                           7,045                 8,742

LONG-TERM DEBT - net of current maturities                                7,912                 4,703
OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities                                                                 242                   406
OPERATING LEASE DEFERRED CREDIT                                           1,528                 1,528

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000,000 shares;
   issued, 5,187,836 and 5,177,836 shares                                    52                    52
  Additional paid-in capital                                             14,196                14,131
  Retained earnings                                                      13,426                12,953
                                                                        -------               -------
                                                                         27,674                27,136
  Less treasury stock, 1,345,337 shares                                   1,247                 1,247
                                                                        -------               -------

      Total shareholders' equity                                         26,427                25,889
                                                                        -------               -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $43,154               $41,268
                                                                        =======               =======




See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (Unaudited)
(In Thousands, Except per share amounts)
---------------------------------------------------------------------------------

                                                      13 Weeks Ended              26 Weeks Ended
                                                   --------------------       -------------------------

                                                   March 28,     March 29,      March 28,     March 29,
                                                     1998          1997           1998          1997
                                                   -------       -------        -------       -------

NET SALES                                          $25,198       $24,887        $52,138       $43,054

COST OF SALES                                        6,853         7,112         14,101        12,210
                                                   -------       -------        -------       -------

GROSS RESTAURANT PROFIT                             18,345        17,775         38,037        30,844

MANAGEMENT FEE INCOME                                  440           453            637           651
                                                   -------       -------        -------       -------

                                                    18,785        18,228         38,674        31,495
                                                   -------       -------        -------       -------
OPERATING EXPENSES
  Payroll and payroll benefits                       9,616        10,244         19,372        17,602
  Occupancy                                          3,354         3,365          6,530         5,797
  Depreciation and amortization                        948           858          1,894         1,446
  Other                                              3,535         4,005          7,025         6,555
                                                   -------       -------        -------       -------
                                                    17,453        18,472         34,821        31,400
GENERAL AND ADMINISTRATIVE
 EXPENSES                                            1,734         1,587          3,126         3,009
                                                   -------       -------        -------       -------
                                                    19,187        20,059         37,947        34,409
                                                   -------       -------        -------       -------

OPERATING INCOME (LOSS)                               (402)       (1,831)           727        (2,914)
                                                   -------       -------        -------       -------
OTHER EXPENSE (INCOME):
  Interest expense, net                                168           219            253           238
  Other income                                        (147)         (203)          (314)         (384)
                                                   -------       -------        -------       -------
                                                        21            16            (61)         (146)
                                                   -------       -------        -------       -------

INCOME (LOSS) before provision
 (benefit) for income taxes                           (423)       (1,847)           788        (2,768)

PROVISION (BENEFIT) for income taxes                  (169)       (  739)           315        (1,107)
                                                   -------       -------        -------       -------

NET INCOME (LOSS)                                     (254)       (1,108)           473        (1,661)

RETAINED EARNINGS, Beginning
  of period                                         13,680        10,663         12,953        11,216
                                                   -------        ------        -------       -------

RETAINED EARNINGS, End of period                   $13,426        $9,555        $13,426        $9,555
                                                   =======       =======        =======       =======

NET INCOME (LOSS) PER SHARE -
  BASIC & DILUTED                                   $(.07)        $(.29)          $.12         $(.46)
                                                    ======        ======          ====         =====

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC              3,842         3,821          3,839         3,596
                                                   =======       =======        =======       =======

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED            3,842         3,821          3,863         3,596
                                                   =======       =======        =======       =======



See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                                  26 Weeks Ended
                                                                          ------------------------------
                                                                             March 28,       March 29,
                                                                               1998             1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                           $  473           $(1,661)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization of fixed assets                           1,680             1,365
      Amortization of intangibles                                               214               206
      Loss (Gain) on sale of restaurants                                       (185)             (188)
      Deferred income taxes                                                     -                (175)
  Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                               (512)             (907)
      Decrease (Increase) in inventories                                        (24)             (869)
      Decrease (Increase) in prepaid expenses and other
       current assets                                                          (137)              (28)
      Decrease (Increase) in refundable and prepaid income taxes               (218)           (1,287)
      Decrease (Increase) in other assets                                        69                21
      Increase (Decrease) in accounts payable - trade                           (99)            1,260
      Increase (Decrease) in accrued expenses and other
       current liabilities                                                     (371)              353
      Increase (Decrease) in accrued income taxes                              (414)             (324)
                                                                             ------            ------

        Net cash provided by (used) in operating activities                     476            (2,234)
                                                                             ------            ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                    (365)           (9,539)
  Additions to intangible assets                                                (61)               (7)
  Payments received on long-term receivables                                    161                21
  Restaurant acquisition                                                     (2,735)
  Restaurant sales                                                              200               267
                                                                             ------            ------

         Net cash used in investing activities                               (2,800)           (9,258)
                                                                             ------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                  4,100             9,750
  Principal payment on long-term debt                                        (1,734)           (4,686)
  Principal payment on capital lease obligations                               (134)             (123)
  Proceeds from common stock private placement, net                              -              6,029
  Exercise of stock options                                                      65                66
                                                                             ------           -------

         Net cash provided by financing activities                            2,297            11,036
                                                                             ------           -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (27)             (456)

CASH AND CASH EQUIVALENTS, beginning of period                                  722               907
                                                                             ------           -------

CASH AND CASH EQUIVALENTS, end of period                                     $  695           $   451
                                                                             ======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                                  $  327           $   629
                                                                             ======           =======

   Income taxes                                                              $  945               693
                                                                             ======           =======



See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
----------------------------------------------------

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 28, 1998 and results of operations and changes in cash flows for the periods ended March 28, 1998 and March 29, 1997 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 1997. The results of operations for the periods ended March 28, 1998 are not necessarily indicative of the operating results for the full year.

   Certain reclassifications have been made to the fiscal 1997 financial statements to conform to the fiscal 1998 presentation.

2.  RESTAURANT SALES

   In the first quarter of fiscal 1998 the Company sold a restaurant located in the borough of Manhattan in New York City. The selling price for the restaurant was $1,750,000, of which $200,000 was paid in cash and the balance of $1,550,000 is due in monthly installments of $18,569, inclusive of interest at 7.5%, from May 1998 through April 2000 and monthly installments of $14,500, inclusive of interest at 7.5%, from May 2000 through December 2008. At December 2008 the remaining outstanding balance of $519,260 matures. The Company recognized on this sale a gain of approximately $185,000 in the first quarter of fiscal 1998. Additional deferred gains totaling approximately $1,000,000 could be recognized in future periods as the notes are collected. The Company deferred recognition of the gain on the sale due to the uncertainty as to the ultimate collectibility of the outstanding notes.

3.  CONTINGENCIES

   A lawsuit was commenced against the Company in October 1997 in the District Court for the Southern District of New York by 44 present and former employees alleging various violations of Federal wage and hour laws. The complaint seeks an injunction against further violations of the labor laws and payment of unpaid minimum wages, overtime and other allegedly required amounts, liquidated damages, penalties and attorneys fees. The Company believes that most of the claims asserted in this litigation, including those with respect to minimum wages, are insubstantial. The Company believes that there were certain violations of overtime requirements, which have today been largely corrected, for which the Company will have liability. While the Company does not believe that the liability to any single employee for overtime violations will be consequential to it, the Company's aggregate liability will depend in large part on the number of persons who "opt-in" to the lawsuit asserting similar violations. This uncertainty prevents the Company from making any reasonable estimate of its ultimate liability. However, based upon information available to the Company at this time, the Company does not believe that the amount of liability which may be sustained in this action will have a materially adverse effect on the Company's business or financial condition.

   An action was commenced against the Company and certain of its subsidiaries in April 1998 in New York State Supreme Court by Larry Forgione, the executive chef and manager of three of the Company's restaurants. The action seeks to enjoin the Company from taking control of the restaurant The Grill Room or from selling either of the restaurants An American Place or Beekman 1766 Tavern and also seeks unspecified damages. The Company believes that the allegations in the complaint are without merit.

   An action was commenced in May 1998 in Superior Court of the District of Columbia against the Company and its Washington, DC subsidiaries by 6 present and former employees of the restaurants owned by such subsidiaries alleging violations of the District of Columbia Wage & Hours Act relating to minimum wages and overtime compensation. While the action is in its early stages, the Company does not believe that its liability, if any, from an adverse result in this matter would have a material adverse effect upon its business or financial condition.

4.  LONG-TERM DEBT

In March 1998 the Company and its main bank (Bank Leumi USA) reached an agreement in principle to extend the Revolving Credit and Term Loan Facility for an additional two years until April 2000 and allow the Company to borrow up to $10,000,000. Loans under this amended facility are expected to bear interest at a rate of prime plus 1/2% per annum. The Agreement is expected to be finalized in the June 1998 quarter.

5.  INCOME PER SHARE OF COMMON STOCK

   The Company adopted in the first quarter of fiscal 1998, The Financial Accounting Standards Board Statement No. 128 "Earnings per Share" which established new standards for computing and presenting earnings per share. The Company now discloses "Basic Earnings per Share", which is based upon the weighted average number of shares of common stock outstanding during each period and "Diluted Earnings per Share" which requires the Company to include common stock equivalents consisting of dilutive stock options and warrants. For the periods ended March 28, 1998 and March 29, 1997, Basic Earnings per share and Fully Diluted Earnings per Share were the same. The Company also applied the new standard to the periods ended March 29, 1997 and there were no change in the previously reported earnings per share for such periods.

A reconciliation of the numerators and denominators of the basic and diluted per share computations follow:

13 Weeks Ended March 28, 1998:

                                  Income(loss)      Shares         Per-Share
                                  (Numerator)    (Denominator)      Amount

BASIC EPS                         ($254,000)       3,842,000         ($.07)
Stock Options                             --              --             --
Warrants                                  --              --             --
DILUTED EPS                       ($254,000)       3,842,000         ($.07)



26 Weeks Ended March 28, 1998:

                                  Income(loss)      Shares         Per-Share
                                  (Numerator)    (Denominator)      Amount

BASIC EPS                           $473,000       3,839,000          $.12
Stock Options                             --          24,000            --
Warrants                                  --              --            --
DILUTED EPS                         $473,000       3,863,000          $.12


Options to purchase 132,500 shares of common stock at $12 per share and warrants to purchase 35,000 shares of common stock at $11.625 were not included in the computation of diluted earnings per share for the 26 weeks ended March 28, 1998 because the exercise prices were greater than the average market price of the common shares. Options to purchase 317,500 shares of common stock at a price range of $8.00 to $12.000 are not included in the computation of diluted earnings for the 13-weeks ended March 28, 1998 for the Company had a net loss for the quarter. Accordingly stock options were antidulutive for such period.

Options to purchase 223,125 shares of common stock at a price range of $4.38 to $12.00 are not included in diluted earnings per share for the 26-weeks period ended March 29, 1997 for the Company had a loss for such period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

NET SALES

     Net sales at restaurants owned by the Company increased 1.2% in the 13-week period ended March 28, 1998 from the comparable period ended March 29, 1997 and increased 21.1% in the 26-week period ended March 28, 1998 from the comparable period last year. The increase in sales for the 26-week period ended March 28, 1998 was primarily due to sales from the food and beverage operations in the New York New York Hotel & Casino resort in Las Vegas ("the Las Vegas facilities") which opened in January 1997. At the Las Vegas facilities the Company operates a 450 seat, twenty four hour a day restaurant (America); a 160 seat steak house (Gallagher's); a 200 seat Mexican restaurant (Gonzalez y Gonzalez); and the resort's room service, banquet facilities and an employee dining facility. The Company also operates a complex of nine smaller eateries (Village Eateries) in the resort which simulate the experience of walking through New York's Little Italy and Greenwich Village.

     Same store sales in the 13-week period ended March 28, 1998 decreased by 2.5%. The components of the decrease consisted of a 12.7% decrease at the Las Vegas facilities from the second quarter last year during with the hotel first opened, offset by a 2.4% increase at the Company's other operations. Same store sales in the 26-week period increased by 3.3% principally due to increased customer counts.

COSTS AND EXPENSES

The Company's cost of sales consists of food and beverage costs at restaurants owned by the Company. For the 13-week period ended March 28, 1998 cost of sales as a percentage of net sales was 27.2% as compared to 28.6% last year and cost of sales as a percentage of net sales for the 26-week period was 27.0% as compared to 28.4% last year. The decrease in cost of sales as a percentage of food and beverage sales was principally due to lower food and beverage costs achieved at the Company's Las Vegas facilities. The Company opened the Las Vegas facilities in the comparable 13-week period ended March 29, 1997. During that opening period, the Company experienced inefficient cost of sales which are typically encountered with new facilities. The Company believes that its cost of sales as a percentage of net sales will continue to improve in the upcoming fiscal 1998 quarters in comparison to the comparable periods last year.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 69.3% for the 13-week period ended March 28, 1998 as compared to 74.2% last year and for the 26-week period ended March 28, 1998 were 66.8% as compared to 72.9% last year . The decrease in operating expenses as a percentage of net sales in the 13-week and 26-week periods ended March 28, 1998 was principally due operating efficiencies achieved at the Company's Las Vegas facilities. The Company's payroll expenses as a percentage of net sales for the 13-week period ended March 28, 1998 decreased to 38.2% of net sales as compared to 41.2% last year and such expenses for the 26-week period ended March 28, 1998 decreased to 37.2% as compared to 40.9% last year. A significant portion of this decrease was achieved at the Company's Las Vegas facilities.

     General and administrative expenses, as a percentage of net sales, were 6.9% for the 13-week period ended March 28, 1998 as compared to 6.4% last year and for the 26-week period ended March 28, 1998 were 6.0% as compared to 7.0% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 6.3% for the 13-week period ended March 28, 1998 as compared to 5.7% last year and would have been 5.4% for the 26-week period ended March 28, 1998 as compared to 6.1% last year. The increase in general and administrative expenses as a percentage of net sales for the 13-week period ended March 28, 1998 was principally due to increases in payroll and marketing costs in connection with the implementation of a customer loyalty program.

     The Company had a net loss of $254,000 for the 13-week period ended March 28, 1998 as compared to a net loss of $1,108,000 last year and had a net income of $473,000 for the 26-week period ended March 28, 1998 as compared to a net loss of $1,661,000 last year. The results for the 13-week period ended March 29, 1997, were impacted by approximately $700,000 ($420,000 after tax) in pre-opening expenses and early operating losses at the Company's Las Vegas restaurant facilities and results for the 26-week period ended March 29, 1997 were impacted by approximately $2,000,000 ($1,200,000 after tax) in pre-opening and early operating losses at the Company's Las Vegas restaurant facilities. The Las Vegas restaurant facilities have been profitable since February 1997.

     During the 13-week period ended March 29, 1997 the Company managed six restaurants and a corporate dining facility owned by third parties. Net sales of the managed locations were $2,361,000 during the 13-week period ended March 28, 1998 as compared to $2,862,000 last year and net sales for the 26-week period ended March 28, 1998 were $5,827,000 as compared to $6,133,000 last year. These decreases in the 13-week and 26-week periods ended March 28, 1998 as compared to last year was principally due to the termination of a management agreement in January 1998 at a corporate dining facility. Net sales of these operations are not included in consolidated net sales.

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

     The Company's overall effective tax rate in the future will be affected by factors such as the level of losses incurred at the Company's New York facilities (which cannot be consolidated for state and local tax purposes), the amount of pre-tax income earned outside of New York City (Nevada has no state income tax and other states in which the Company operate have income tax rates substantially lower in comparison to New York) and the utilization of state and local net operating loss carry forwards. In order to more effectively utilize tax loss carry forwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries.

     As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The Company estimates that this credit will be in excess of $400,000 for the current year.

     The Internal Revenue Service is currently examining the Company's Federal Income Tax returns for the fiscal years ended September 28, 1991 through October 1, 1994, and has proposed certain adjustments, all of which are being contested by the Company. The adjustments primarily relate to (i) pre-opening, legal and accounting expenses incurred in connection with new or acquired restaurants that the Internal Revenue Service asserts should have been capitalized and amortized rather than currently expensed and (ii) travel and meal expenses for which the Internal Revenue Service asserts the Company did not comply with certain recordkeeping requirements of the Internal Revenue Code. The Company does not believe that any adjustments resulting from such examination will have a material effect on the Company's financial condition.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's primary source of capital is cash provided by operations and funds available from the revolving credit agreement with its main bank, Bank Leumi USA. The Company from time to time also utilizes equipment financing in connection with the construction of a restaurant and seller financing in connection with the acquisition of a restaurant. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants and acquiring existing restaurants.

     The Company and its main bank reached an agreement in principle in March 1998 on a $10,000,000 revolving credit facility for use in the construction and acquisition of new restaurants and for working capital at the Company's existing restaurants. The facility will allow the Company to borrow up to $10,000,000 until April 2000 at which time outstanding loans mature. The loans will bear interest at a rate of prime plus 1/2%. At March 28, 1998 the Company had borrowings of $5,750,000 outstanding under its existing facility.

     The Company also has a two year $1,000,000 letter of credit facility for use in lieu of lease security deposits. At March 28, 1998 the Company had delivered $679,000 in irrevocable letters of credit on this facility.

     In January 1997, pursuant to a new equipment financing facility, the Company borrowed from its main bank $2,851,000 at an interest rate of 8.75% to refinance the purchase of various restaurant equipment at the Las Vegas restaurant facilities. The note, which is payable in 60 equal monthly installments through January 2002, is secured by such restaurant equipment. At March 28, 1998 the Company had $2,292,000 outstanding on this facility.

     At March 28, 1998, the Company had working capital of $202,000 as compared to a working capital deficit of $2,374,000 at September 27, 1997. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

     The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds. However, the Company believes that the restrictions do not impair the Company's ability to conduct its business nor limit the Company's opportunities to expand its business.

RESTAURANT EXPANSION

      In February 1998 the Company purchased an existing restaurant (the Stage Deli of Las Vegas) located in the Forum Shops at Caesar's Shopping Center in Las Vegas for $2,735,000 in cash. The restaurant which has seating for 200 is operated under a license agreement with the owner of the New York City restaurant of that name.

      The Company is currently constructing in the South Street Seaport in downtown New York City a 200 seat Southwestern style bar and restaurant. The site was formerly occupied by a restaurant and the Company is receiving a $500,000 landlord construction allowance. The Company expects to incur approximately $1,200,000 in capital expenditures and other pre-opening expenses to open this restaurant. The Company expects to open this restaurant in the September 1998 fiscal quarter.

      The Company previously announced that it entered into a joint venture agreement with Sony Theatres' Loeks Star Partners and Millennium Partners to develop and operate four restaurants containing a total of approximately 50,000 square feet at a large theater development in Southfield, Michigan. The Company anticipates that its share of the required capital contributions to meet the construction costs, initial inventories and pre-opening expenses will be $6,000,000. The project is currently in the design phase and the Company expects to open such restaurants in the first half of fiscal 1999.

     The Company is exploring additional opportunities for expansion of its business. However, the Company is not currently committed to any other projects. The Company expects to fund its existing projects through cash from operations and credit facilities. Additional expansion may require additional external financing.

PART II - OTHER INFORMATION

ITEM 1.- LEGAL PROCEEDINGS

   Incorporated by reference to Note 3 of the Notes to the Consolidated Condensed Financial Statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held its annual meeting of stockholders on March 25, 1998. The following matters were submitted to a vote of the Company's stockholders:

   (i)   The election of eight directors; and

   (ii) The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the 1998 fiscal year.

   The Company's stockholders re-elected the entire Board of Directors consisting of Ernest Bogen, Michael Weinstein, Vincent Pascal, Robert Towers, Andrew Kuruc, Paul Gordon, Donald D.Shack, and Jay Galin.

   The Company's stockholders ratified the Board of Director's appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1998 fiscal year by a vote of 3,467,316 for, 5 against and 820 abstentions.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits - Exhibit 27 - Financial Data Schedule

   (b) Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 11, 1998




        ARK RESTAURANTS CORP.




        By /S/ Michael Weinstein
          ______________________
               Michael Weinstein, President




        By /S/ Andrew B. Kuruc
           ______________________
               Andrew B. Kuruc
               Vice President, Controller and
               Principal Accounting Officer