Form 10-Q
period 1998-06-27
ARK RESTAURANTS CORP
filed 1998-08-11
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                       13-3156768
----------------------------------------           -----------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification No.)

  85 Fifth Avenue, New York, New York                         10003
----------------------------------------           -----------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including
area code                                                 (212) 206-8800
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding shares at August 10, 1998
------------------------------             -------------------------------------
(Common stock, $.01 par value)                          3,842,499

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION:                                                    PAGE
                                                                                   ----
  Item 1.  Consolidated Financial Statements:

   Consolidated Condensed Balance Sheets - June 27, 1998
    (Unaudited) and September 27, 1997                                               1

   Consolidated Condensed Statements of Operations and Retained Earnings -
    13-week periods ended June 27, 1998 (Unaudited) and June 28, 1997
    (Unaudited) and 39-week periods ended June 27, 1998 (Unaudited) and
    June 28, 1997 (Unaudited)                                                        2

   Consolidated Condensed Statements of Cash Flows - 39-week periods
    ended June 27, 1998 (Unaudited) and June 28, 1997 (Unaudited)                    3

   Notes to Consolidated Condensed Financial
    Statements (Unaudited)                                                         4-6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                    7-10

PART II - OTHER INFORMATION:

 Item 1. Legal Proceedings

  Item 6. Exhibits and Reports on Form 8-K                                          11


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
(Dollars in Thousands)

                                                                         June 27,         September 27,
                                                                          1998                1997
                                                                         -------          -------------
ASSETS
------

  CURRENT ASSETS:
  Cash and cash equivalents                                             $   313               $   722
  Accounts receivable                                                     2,814                 1,975
  Current portion of long-term receivables                                  305                   278
  Inventories                                                             2,053                 2,045
  Prepaid expenses                                                          617                   433
  Deferred income taxes                                                     766                   915
                                                                        -------               -------
      Total current assets                                                6,868                 6,368

LONG-TERM RECEIVABLES                                                     1,247                   971

ASSETS HELD FOR SALE                                                      1,224                 1,893

FIXED ASSETS - At Cost:
  Leasehold improvements                                                 22,771                22,526
  Furniture, fixtures and equipment                                      19,030                18,387
  Leasehold improvements in progress                                        705                    50
                                                                        -------                ------
                                                                         42,506                40,963
  Less accumulated depreciation and
   amortization                                                          16,444                14,037
                                                                        -------               -------
                                                                         26,062                26,926
INTANGIBLE ASSETS - Less accumulated
  amortization of $2,724 and $2,386                                       5,365                 3,346
OTHER ASSETS                                                                837                   683
DEFERRED INCOME TAXES                                                     1,081                 1,081
                                                                        -------               -------

TOTAL ASSETS                                                            $42,684               $41,268
                                                                        =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable - trade                                              $ 3,675               $ 3,560
  Accrued expenses and other current
   liabilities                                                            3,043                 3,099
  Current maturities of long-term debt                                      588                 1,424
  Current maturities of capital lease obligations                           253                   245
  Accrued income taxes                                                      831                   414
                                                                        -------               -------
      Total current liabilities                                           8,390                 8,742

LONG-TERM DEBT - net of current maturities                                3,714                 4,703
OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities                                                                 196                   406
OPERATING LEASE DEFERRED CREDIT                                           1,528                 1,528

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000,000 shares;
   issued, 5,187,836 and 5,177,836 shares                                    52                    52
  Additional paid-in capital                                             14,196                14,131
  Retained earnings                                                      15,855                12,953
                                                                        -------               -------
                                                                         30,103                27,136
  Less treasury stock, 1,345,337 shares                                   1,247                 1,247
                                                                        -------               -------

      Total shareholders' equity                                         28,856                25,889
                                                                        -------               -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $42,684               $41,268
                                                                        =======               =======


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except per share amounts)
--------------------------------------------------------------------------------

                                                      13 Weeks Ended                39 Weeks Ended
                                                   --------------------         --------------------
                                                   June 27,      June 28,       June 27,      June 28,
                                                     1998          1997           1998          1997
                                                   --------      --------       --------      --------
NET SALES                                          $33,030       $31,470        $85,168       $74,524

COST OF SALES                                        8,596         8,547         22,697        20,757
                                                   -------       -------        -------       -------

GROSS RESTAURANT PROFIT                             24,434        22,923         62,471        53,767

MANAGEMENT FEE INCOME                                  250           250            887           901
                                                   -------       -------        -------       -------

                                                    24,684        23,173         63,358        54,668
                                                   -------       -------        -------       -------
OPERATING EXPENSES
  Payroll and payroll benefits                      10,595        10,476         29,967        28,078
  Occupancy                                          3,626         3,577         10,156         9,374
  Depreciation and amortization                      1,030           947          2,924         2,393
  Other                                              3,929         3,737         10,954        10,292
                                                   -------       -------        -------       -------
                                                    19,180        18,737         54,001        50,137
GENERAL AND ADMINISTRATIVE
 EXPENSES                                            1,438         1,205          4,564         4,214
                                                   -------       -------        -------       -------
                                                    20,618        19,942         58,565        54,351
                                                   -------       -------        -------       -------

OPERATING INCOME (LOSS)                              4,066         3,231          4,793           317
                                                   -------       -------        -------       -------

OTHER EXPENSE (INCOME):
  Interest expense, net                                127           262            380           500
  Other income                                        (110)         (277)          (424)         (661)
                                                   -------       -------        -------        ------
                                                        17           (15)           (44)         (161)
                                                   -------       -------        -------        ------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                        4,049         3,246          4,837           478

PROVISION FOR INCOME TAXES                           1,620         1,298          1,935           191
                                                   -------       -------        -------        ------

NET INCOME                                           2,429         1,948          2,902           287

RETAINED EARNINGS, Beginning
  of period                                         13,426         9,555         12,953        11,216
                                                   -------         -----        -------       -------

RETAINED EARNINGS, End of period                   $15,855       $11,503        $15,855       $11,503
                                                   =======       =======        =======       =======

NET INCOME PER SHARE - BASIC                         $.63          $.51           $.76          $.08
NET INCOME PER SHARE - DILUTED                       $.63          $.51           $.75          $.08
                                                     ====          ====           ====          ====

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC            3,842         3,832          3,840         3,675
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED          3,880         3,845          3,868         3,707
                                                     =====         =====          =====         =====


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                 39 Weeks Ended
                                                                            ------------------------
                                                                            June 27,         June 28,
                                                                              1998             1997
                                                                            -------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                  $ 2,902          $   287
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization of fixed assets                            2,549            2,264
      Amortization of intangibles                                                375              316
      Loss (Gain) on sale of restaurants                                        (185)            (229)
      Deferred income taxes                                                      149             (249)
  Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                                (839)          (1,240)
      Decrease (Increase) in inventories                                         (35)            (895)
      Decrease (Increase) in prepaid expenses and other
       current assets                                                           (184)             (25)
      Decrease (Increase) in refundable and prepaid income taxes                   -             (274)
      Decrease (Increase) in other assets                                       (178)              60
      Increase (Decrease) in accounts payable - trade                            115            1,264
      Increase (Decrease) in accrued expenses and other
       current liabilities                                                       (56)            (140)
      Increase (Decrease) in accrued income taxes                                417             (324)
                                                                             -------          -------

        Net cash provided by operating activities                              5,030              815
                                                                             -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                   (1,042)         (10,650)
  Additions to intangible assets                                                (121)             (12)
  Payments received on long-term receivables                                     222              138
  Restaurant acquisition                                                      (2,735)                -
  Restaurant sales                                                               200              308
                                                                             -------          -------
         Net cash used in investing activities                                (3,476)         (10,216)
                                                                             -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                   4,100           10,001
  Principal payment on long-term debt                                         (5,925)          (6,956)
  Principal payment on capital lease obligations                                (203)            (186)
  Proceeds from common stock private placement, net                                -            6,023
  Exercise of stock options                                                       65               92
                                                                             -------          -------

         Net cash provided by (used) in financing activities                  (1,963)           8,974
                                                                             -------          -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (409)            (427)

CASH AND CASH EQUIVALENTS, beginning of period                                   722              907
                                                                             -------          -------

CASH AND CASH EQUIVALENTS, end of period                                     $   313          $   480
                                                                             =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                                  $   486          $   400
                                                                             =======          =======

   Income taxes                                                              $ 1,368              741
                                                                             =======          =======



See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
---------------------------------------------------------


1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 27, 1998 and results of operations and changes in cash flows for the periods end June 27, 1998 and June 28, 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 1997. The results of operations for the periods ended June 27, 1998 is not necessarily indicative of the operating results for the full year.

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

3.  CONTINGENCIES

   A lawsuit was commenced against the Company in October 1997 in the District Court for the Southern District of New York by 44 present and former employees alleging various violations of Federal wage and hour laws. The complaint seeks an injunction against further violations of the labor laws and payment of unpaid minimum wages, overtime and other allegedly required amounts, liquidated damages, penalties and attorneys fees. The Company believes that most of the claims asserted in this litigation, including those with respect to minimum wages, are insubstantial. The Company believes that there were certain violations of overtime requirements, which have today been largely corrected, for which the Company will have liability. While the Company does not believe that the liability to any single employee for overtime violations will be consequential to it, the Company's aggregate liability will depend in large part on the number of persons who "opt-in" to the lawsuit asserting similar violations. A court supervised mailing to former and current employees was made in July 1998, entitling such individuals to "opt-in" until October 1998. To date, 71 employees have "opted-in". The uncertainty as to the number of participating employees prevents the Company from making any reasonable estimate of its ultimate liability. However, based upon information available to the Company at this time, the Company does not believe that the amount of liability, which may be sustained in this action, will have a materially adverse effect on the Company's business or financial condition.

   An action was commenced against the Company and certain of its subsidiaries in April 1998 in New York State Supreme Court by Larry Forgione, the executive chef and manager of three of the Company's restaurants. The action sought to enjoin the Company from taking control of the restaurant The Grill Room or from selling either of the restaurants An American Place or Beekman 1766 Tavern and also seeks unspecified damages. Mr.Forgione withdrew the action in June 1998. The action was withdrawn as part of an agreement by Mr. Forgione to buy such restaurants from the Company (See note 6).

   An action was commenced in May 1998 in Superior Court of the District of Columbia against the Company and its Washington, DC subsidiaries by 6 present and former employees of the restaurants owned by such subsidiaries alleging violations of the District of Columbia Wage & Hours Act relating to minimum wages and overtime compensation. While the action is in its early stages, the Company does not believe that its liability if any, from an adverse result in this matter would have a material adverse effect upon its business or financial condition.

4.  LONG-TERM DEBT

   In May 1998 the Company and its main bank (Bank Leumi USA) agreed to extend the Revolving Credit and Term Loan Facility for an additional two years until April 2000. The Facility allows the Company to borrow up to $10,000,000 at the interest rate of prime plus 1/2% per annum. The Agreement also includes a $1,000,000 Letter of Credit Facility for use in lieu of lease security deposits.

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

5.  INCOME PER SHARE OF COMMON STOCK

   The Company adopted in the first quarter of fiscal 1998, The Financial Accounting Standards Board Statement No. 128 "Earnings per Share" which established new standards for computing and presenting earnings per share. The Company now discloses "Basic Earnings per Share", which is based upon the weighted average number of shares of common stock outstanding during each period and "Diluted Earnings per Share" which requires the Company to include common stock equivalents consisting of dilutive stock options and warrants. The Company also applied the new standard to the periods ended June 27, 1998 and there was no change in the previously reported earnings per share for such periods.

A reconciliation of the numerators and denominators of the basic and diluted per share computations follow:

13 Weeks Ended June 27, 1998:

                                    Income               Shares             Per-Share
                                  (Numerator)         (Denominator)           Amount

BASIC EPS                         $2,429,000            3,842,000              $.63
Stock Options                             --               38,000                --
Warrants                                  --                   --                --
DILUTED EPS                       $2,429,000            3,880,000              $.63



39 Weeks Ended June 27, 1998:

                                    Income               Shares             Per-Share
                                 (Numerator)          (Denominator)          Amount
BASIC EPS                         $2,902,000            3,840,000              $.76
Stock Options                             --               27,000             (.01)
Warrants                                  --                1,000                --
DILUTED EPS                       $2,902,000            3,868,000              $.75



6.     SUBSEQUENT EVENT

   In August 1998, the Company sold two restaurants (An American Place and the Beekman 1766 Tavern) for approximately $300,000 to Larry Forgione, the executive chef and manager of such restaurants. The Company expects to record a gain of approximately $100,000 on such sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

NET SALES

     Net sales at restaurants owned by the Company increased 5.0% in the 13-week period ended June 27, 1998 from the comparable period ended June 28, 1997 and increased 14.3% in the 39-week period ended June 27, 1998 from the comparable period last year. The increase in net sales for the 39-week period ended June 27, 1998 was primarily due to sales from the food and beverage operations in the New York New York Hotel & Casino resort in Las Vegas ("the Las Vegas facilities") which opened in January 1997. At the Las Vegas facilities the Company operates a 450 seat, twenty four hour a day restaurant (America); a 160 seat steak house (Gallagher's); a 200 seat Mexican restaurant (Gonzalez y Gonzalez); the resort's room service, banquet facilities and an employee dining facility. The Company also operates a complex of nine smaller eateries (Village Eateries) in the resort which simulate the experience of walking through New York's Little Italy and Greenwich Village. In both 13-week and 39-week periods ended June 27, 1998, net sales also increased as a result of 2 new restaurants (the Stage Deli of Las Vegas, which was acquired in February 1998, and the Grill Room, which opened in May 1997). Such increases were offset in part by the sale of one restaurant (Jim McMullen in October 1997).

     Same store sales in the 13-week period ended June 27, 1998 increased by 1.5%. The components of the increase consisted of a 6.5% increase in the Company's non-Las Vegas operations offset by a 9.1% decrease in the Company's Las Vegas facilities. Same store sales in the 39-week period have increased by 4.6% principally due to increased customer counts.

COSTS AND EXPENSES

     The Company's cost of sales consists of food and beverage costs at restaurants owned by the Company. For the 13-week period ended June 27, 1998 cost of sales as a percentage of net sales was 26.0% as compared to 27.2% last year and cost of sales for the 39-week period was 26.6% as compared to 27.9% last year. The decrease in cost of sales as a percentage of food and beverage sales was principally due to lower food and beverage costs achieved at the Company's Las Vegas facilities and to a lesser extent lower food and beverage costs achieved at the Company's non-Las Vegas operations. The Company's cost of sales percentages in the 13-week and 39-week periods ended June 28, 1997 were impacted by expected inefficiencies encountered with the opening of the Las Vegas facilities. The Company believes that its cost of sales as a percentage of net sales will continue to improve in the fourth quarter of fiscal 1998 in comparison to the prior year.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 58.1% for the 13-week period ended June 27, 1998 as compared to 59.5% last year and were 63.4% for the 39-week period as compared to 67.3% last year. The decrease in operating expenses as a percentage of net sales in the 13-week period ended June 27, 1998 was principally due to a decrease in payroll expenses as a percentage of net sales at the Company's non-Las Vegas operations and to a lesser extent from efficiencies achieved at the Company's Las Vegas facilities. The decrease in operating expenses as a percentage of net sales in the 39-week period ended June 27, 1998 was principally due to efficiencies achieved at the Company's Las Vegas facilities.

     General and administrative expenses, as a percentage of net sales, were 4.4% for the 13-week period ended June 27, 1998 as compared to 3.8% in the comparable period last year and was 5.4% for the 39-week period as compared to 5.7% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would been 4.0% for the 13-week period ended June 27, 1998 as compared to 3.4% last year and would have been 4.8% for the 39-week period as compared to 5.0% last year.

     The Company had net income of $2,429,000 for the 13-week period ended June 27, 1998 as compared to net income of $1,948,000 last year. Net income for the 39-week period ended June 27, 1998 was $2,902,000 as compared to $287,000 last year. The results for the 39-week period ended June 28, 1997 were impacted by approximately $2,000,000 ($1,200,000 after-tax) in pre-opening and early operating losses at the Company's Las Vegas facilities.

     During the 13-week period ended June 27, 1998 the Company managed six restaurants and one corporate dining facility owned by third parties. Net sales of the managed locations were $3,283,000 during the 13-week period ended June 28, 1997 as compared to $3,885,000 last year and net sales were $9,110,000 during the 39-week period as compared to $10,018,000 last year. Net sales of these operations are not included in consolidated net sales.

INCOME TAXES

     The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each subsidiary on a non consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

     For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income, with the exception of restaurants operated in the District of Columbia. Accordingly, the Company's overall effective income tax rate has varied depending on the level of the losses incurred at individual subsidiaries.

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

     The Internal Revenue Service is currently examining the Company's Federal Income Tax returns for the fiscal years ended September 28, 1991 through October 1, 1994, and has proposed certain adjustments, all of which are being contested by the Company. The adjustments primarily relate to (i) pre-opening, legal and accounting expenses incurred in connection with new or acquired restaurants that the Internal Revenue Service asserts should have been capitalized and amortized rather than currently expensed and (ii) travel and meal expenses for which the Internal Revenue Service asserts the Company did not comply with certain record keeping requirements of the Internal Revenue Code. The Company does not believe that any adjustments resulting from such examination will have a material effect on the Company's financial condition.

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

     The Company's Revolving Credit facility with its main bank includes a $10,000,000 facility for use in construction and acquisition of new restaurants and for working capital at the Company's existing restaurants. The facility allows the Company to borrow up to $10,000,000 until April 2000 at which time outstanding loans mature. The loans bear interest at a rate of prime plus 1/2%. At June 28, 1998 the Company had borrowings of $1,700,000 outstanding on the facility.

     The Company also has a two-year $1,000,000 letter of credit facility for use in lieu of lease security deposits. At June 27, 1998 the Company had delivered $979,000 in irrevocable letters of credit on this facility.

     In January 1997, pursuant to a new equipment financing facility, the Company borrowed from its main bank $2,851,000 at an interest rate of 8.75% to refinance the purchase of various restaurant equipment at the Las Vegas restaurant facilities. The note, which is payable in 60 equal monthly installments through January 2002, is secured by such restaurant equipment. At June 27, 1998 the Company had $2,145,000 outstanding on this facility.

     The net cash used in investing activities for the 39-week period ended June 28, 1997 ($10,216,000) was principally due to capital expenditures for the Las Vegas food and beverage facilities.

     At June 27, 1998, the Company had a working capital deficit of $1,522,000 as compared to a working capital deficit of $2,374,000 at September 27, 1997. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with minimal and even negative working capital.

     The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds.

RESTAURANT EXPANSION

    In February 1998 the Company purchased an existing restaurant (the Stage Deli of Las Vegas) located in the Forum Shops at Caesar's Shopping Center in Las Vegas for $2,735,000 in cash. The restaurant, which has seating for 200, is operated under a license agreement with the owner of the New York City restaurant of that name.

      The Company is currently constructing in the South Street Seaport in downtown New York City a 200 seat Southwestern style bar and restaurant. A restaurant formerly occupied the site and the Company is receiving a $500,000 landlord construction allowance. The Company expects to incur approximately $1,200,000 in capital expenditures and other pre-opening expenses to open this restaurant. The Company expects to open this restaurant in the September 1998 fiscal quarter.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

   Exhibit 10.1 - The Third Amended and Restated Credit Agreement between Ark Restaurants Corp. and Bank Leumi USA

   Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 10, 1998

        ARK RESTAURANTS CORP.

        By /S/ Michael Weinstein
           ---------------------
               Michael Weinstein, President

        By /S/ Andrew B. Kuruc
           -------------------
               Andrew B. Kuruc
               Vice President, Controller and
               Principal Accounting Officer