Form 10-K405
period 1998-10-03
ARK RESTAURANTS CORP
filed 1998-12-18
CIK 779544

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                      FORM 10-K

(Mark One)

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            --          SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended October 3, 1998

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         --               SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to

                         Commission file number 1-9453
                         ------------------------------

                              ARK RESTAURANTS CORP.
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             New York                                   13-3156768
-------------------------------            -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

                  85 Fifth Avenue, New York, N.Y.         10003
              -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

               Registrant's telephone number, including area code:

                                 (212) 206-8800
                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
      Title of Each Class                         on Which Registered
      -------------------                        -----------------------
Common Stock, $.01 par value                           NASDAQ/NMS

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ].

      The aggregate market value at December 15, 1998 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $24,314,080. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 15, 1998, there were outstanding 3,653,499 shares of the Registrant's Common Stock, $.01 par value.

Document Incorporated by Reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than February 1, 1999 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

General

          Ark Restaurants Corp. (the "Registrant" or the "Company") is a holding company which, through subsidiaries, owns and operates 21 restaurants and manages five restaurants owned by others. Fourteen of the restaurants owned or managed by the Company are located in New York City, three are located in Washington, D.C., four are located in Las Vegas, Nevada (three of which are within the New York-New York Hotel & Casino), three are located in Boston, Massachusetts, and one is located in each of McLean, Virginia and Islamorada, Florida. At the New York-New York Hotel & Casino, the Company also operates the room service, banquet facilities and employee dining room and a complex of nine smaller eateries.

          The Company's other operations include catering businesses in New York City and Washington, D.C., as well as wholesale and retail bakeries in New York City, and a cafe at the Warner Bros. studio store in New York City.

          The Company was formed in 1983 to concentrate the ownership of four restaurants previously operated by the Company's principals. Until 1987 all of the Company's facilities were located in the New York City metropolitan area. In 1987, three facilities were opened in Boston, Massachusetts. Since then the Company has opened five facilities in the Washington, D.C. metropolitan area (one of which has been sold), one in Islamorada, Florida and one in Jersey City, New Jersey (a management agreement that was terminated in fiscal 1998). In January 1997, the Company opened a group of restaurants in the new 2,100-room hotel known as the New York-New York Hotel & Casino in Las Vegas, Nevada.

          In addition to the shift from a Manhattan-based operation, the nature of the facilities operated by the Company has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant's location. Most of the restaurants opened in recent years are of the latter description and the Company intends to concentrate on developing or acquiring similar facilities in the future. The Company opened two such restaurants in fiscal 1995 (B. Smith's in Washington and Bryant Park Grill and Cafe in New York) one in fiscal 1997 (the restaurant operations at the New York-New York Hotel & Casino in Las
Vegas, Nevada) and two in fiscal 1998 (the Stage Deli located at the Forum Shops in Las Vegas, Nevada and Red located at the South Street Seaport in New York). In fiscal 1998, the Company continued its efforts to sell some of its smaller, neighborhood restaurants. Three such facilities were sold in fiscal 1998 and two have been sold since the end of fiscal 1998.

          The names and themes of each of the Company's restaurants are different except for the Company's four America restaurants, two Sequoia restaurants and two Gonzalez y Gonzalez restaurants. The menus in the Company's restaurants are extensive, offering a wide variety of high quality foods at generally moderate prices. One of the Company's restaurants, Lutece, may be classified as expensive. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas utilized by diners awaiting tables. A majority of the net sales of the Company is derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

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


                                                                              Seating
                                                                             Capacity(2)
                                                            Restaurant Size   Indoor-         Lease
      Name        Location              Year Opened(1)      (Square feet)    (Outdoor)     Expiration(3)
      ----        --------              --------------      -------------    ---------     -------------

Metropolitan Cafe First Avenue               1982                4,000       180-(50)          2006
                  New York, New York
                  (between 52nd and 53rd
                  Streets)

Ernie's           Broadway                   1983                6,600           300           2008
                  New York, New York
                  (between 75th and 76th
                  Streets)

America           18th Street                1984                9,600           350           2004
                  New York, New York
                  (between 5th Avenue
                  and Broadway)

Woody's (4)       Seventh Avenue South       1986                1,700            90           2001
                  New York, New York
                  (between Charles and
                  10th Streets)

B. Smith's        Eighth Avenue              1986                8,000           400         2011(5)
                  New York, New York
                  (at 47th Street)

The Marketplace   Faneuil Hall Market        1987                3,000           100           2000
Cafe (4)          Boston, Massachusetts

El Rio Grande     Third Avenue               1987                4,000           160           2014
(4)(6)            New York, New York
                  (between 38th and 39th
                  Streets)

The Brewskeller   Faneuil Hall Market        1987                1,500            50           2000
Pub (4)           Boston, Massachusetts


Gonzalez y        Broadway                   1989                6,000           250           1999
Gonzalez          New York, New York
                  (between Houston and
                  Bleeker Streets)

America           Union Station              1989               10,000           400           2009
                  Washington, D.C.

Center Cafe       Union Station              1989                4,000           200           2009
                  Washington, D.C.

Sequoia           Washington Harbour         1990               26,000      600-(400)          2005
                  Washington, D.C.


                                                                              Seating
                                                                             Capacity(2)
                                                            Restaurant Size   Indoor-         Lease
      Name        Location              Year Opened(1)      (Square feet)    (Outdoor)     Expiration(3)
      ----        --------              --------------      -------------    ---------     -------------


Sequoia           South Street Seaport       1991               12,000      300-(100)          2006
                  New York, New York

Canyon Road       First Avenue               1984                2,500           130           2004
                  New York, New York
                  (between 76th and 77th
                  Streets)

Louisiana         Broadway                   1992                4,500           130           1999
Community Bar &   New York, New York
Grill             (between Houston &
                  Bleeker Streets)

Savannah (4)      Faneuil Hall Market        1987                2,500           130           2000
                  Boston, Massachusetts

America           Tyson's Corner             1994               11,000           400           2014
                  McLean, Virginia

Lutece            East 50th Street           1994                2,500            92           2019
                  New York, New York
                  (between 2nd and 3rd
                  Avenues)

Lorelei           Islamorada, Florida        1994               10,000           400           2029
Restaurant and
Cabana Bar

Columbus Bakery   Columbus Avenue            1988                3,000            75           2002
                  New York, New York
                  (between 82nd and 83rd
                  Streets)

Bryant Park       Bryant Park                1995               25,000      180-(820)          2025
Grill & Cafe      New York, New York

Columbus Bakery   First Avenue               1995                 2000            75           2006
                  New York, New York
                  (between 52nd and 53rd
                  Streets)

Granny's (4)      Warner Bros.               1996                1,000            48             (7)
                  Studio Store
                  New York, New York
                  (at 57th Street)

America           New York-New York          1997               20,000           450         2017(8)
                  Hotel & Casino
                  Las Vegas, Nevada

Gallagher's       New York-New York          1997                5,000           160         2017(8)
                  Hotel & Casino
                  Las Vegas, Nevada

Gonzalez y        New York-New York          1997                2,000           200         2017(8)
Gonzalez          Hotel & Casino
                  Las Vegas, Nevada


                                                                              Seating
                                                                             Capacity(2)
                                                            Restaurant Size   Indoor-         Lease
      Name        Location              Year Opened(1)      (Square feet)    (Outdoor)     Expiration(3)
      ----        --------              --------------      -------------    ---------     -------------


Village Eateries  New York-New York          1997                6,300           400(10)       2017(8)
(9)               Hotel & Casino
                  Las Vegas, Nevada
The Grill Room    World Financial Center     1997               10,000           250           2012
                  New York, New York
The Stage Deli    Forum Shops                1998                5,000           200           2008
                  Las Vegas, Nevada
Red               South Street Seaport       1998                7,000           150(150)      2013(5)
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

  (5)   Includes one five year renewal option exercisable by the Company.

  (6)   The Company owns a 19% interest in the partnership which owns
        El Rio Grande.

  (7) The management agreement for this facility is terminable by either party upon 60 days' notice.

  (8) Includes two five-year renewal options exercisable by the Company if certain sales goals are achieved during the two year period prior to the exercise of the renewal option. Under the America lease, the sales goal is $6.0 million. Under the Gallagher's lease the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level substantially in excess of the minimum sales level required to exercise the renewal option for such restaurant.

  (9) The Company operates nine small fast food restaurants in a food court at this hotel facility. The Company also operates the hotel's room service, banquet facilities and employee cafeteria.

  (10)  Represents common area seating.

Restaurant Expansion

        During the second quarter of fiscal 1998, the Company purchased the Stage Deli in the Forum Shops at Caesar's Shopping Center in Las Vegas, Nevada. This 200-seat restaurant operates under a license agreement with the owner of the original Stage Deli in New York City. During the fourth quarter of fiscal 1998, the Company opened its second restaurant at the South Street Seaport in New York City. This facility, Red, is a 7,000 square foot restaurant with the Southwestern theme.

        During the second quarter of fiscal 1997, the Company's facilities at the New York-New York Hotel & Casino in Las Vegas, Nevada opened. The Company's facilities consist of a 450-seat restaurant (named America and modeled after the Company's other America restaurants), a 160-seat steakhouse (named Gallagher's under a license agreement from the owner of the New York restaurant of that name), a 120-seat restaurant (named Gonzalez y Gonzalez and modeled after the Company's New York restaurant of the same name) and a group of nine small fast food restaurants in a food court with a New York theme. In addition, the Company operates the hotel's room service, its banquet facilities and its employee cafeteria.

        The restaurant facilities at the New York-New York Hotel & Casino represent the Company's first effort at designing, constructing and operating restaurants in Las Vegas and the first such facilities in conjunction with a large-scale hotel and casino operation. The number of patrons served at the various facilities at the New York-New York Hotel & Casino far exceeds the number of patrons served by the Company in any other single location.

        During the third quarter of fiscal 1997, the Company opened The Grill Room at a 10,000 square foot site in the World Financial Center in downtown New York City.

        During the third quarter of fiscal 1996, the Company purchased two restaurants, Jim McMullen and Mackinac Bar and Grill, which it had been managing and which the Company subsequently sold. During the first quarter of fiscal 1995, the Company opened its second B. Smith's, this one in Union Station, Washington D.C. This facility was sold to the manager of the restaurant in December 1998.

        During the first quarter of fiscal 1996, the Company opened a bakery (another Columbus Bakery), operating on a retail basis similar to that of the existing Columbus Bakery on Columbus Avenue in Manhattan, in premises adjacent to the Company's Metropolitan Cafe restaurant on First Avenue in Manhattan. Both Columbus Bakery facilities supply baked goods to other facilities of the Company in Manhattan and also sell at retail, coffee, baked goods and prepared foods on a "take out" basis or for on premise consumption.

        The Company is a party to a joint venture agreement with Sony Theatres' Loeks Star Partners and Millennium Partners to develop and operate four restaurants containing a total of approximately 50,000 square feet at a large theater development in Southfield, Michigan. The Company anticipates that its share of the required capital contributions to meet the construction costs, initial inventories and pre-opening expenses will be $6,500,000. The project is currently in the design phase and the Company expects to open such restaurants in the third quarter of fiscal 1999.

        The Company recently entered into a lease for a 10,000 square foot site of Union Station in Washington, D.C. where the Company operates two restaurants. The Company expects to open a 500 seat restaurant in the second quarter of fiscal 1999.

        The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs and costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The amount of such pre-opening expense and early operating loss can generally be expected to depend upon the size and complexity of the facility being opened. The Company estimates that such pre-opening expenses and early operating losses were approximately $200,000 in fiscal 1998, $2,000,000 in fiscal 1997 and approximately $200,000 in fiscal 1996.

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

        The Company intends to continue to direct its restaurant expertise and financial resources in developing larger restaurants benefitting from the high patron traffic of unique locations, such as the Sequoia and Red restaurants in the South Street Seaport in New York, the Sequoia restaurant in Washington Harbour in Washington, the America restaurant in Union Station in Washington, the Bryant Park facilities in New York and the Las Vegas facilities. Nevertheless, the Company also intends to take advantage of other opportunities considered to be favorable when they occur, such as the acquisition of the highly regarded restaurant Lutece.

Recent Restaurant Dispositions

        In the third quarter of fiscal 1996, the Company sold the Whale's Tail restaurant in Oxnard, California, which the Company had acquired in November 1993.

        In the first quarter of fiscal 1997, the Company sold three of its smaller restaurants (Mackinac Bar & Grill, The Museum Cafe and Albuquerque Eats/The Rodeo Bar), each of which was operating at a loss at the time of its sale. In fiscal 1998, the Company sold three of its smaller restaurants (Jim McMullen, An American Place and Beekman 1776 Tavern). Since the end of fiscal 1998, the Company has sold two of its smaller restaurants (Perretti's and B. Smith's in Washington, D.C.).


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


Employees

        At December 5, 1998, the Company employed 2,256 persons (including employees at managed facilities), 39 of whom were headquarters personnel, 155 of whom were restaurant management personnel, 687 of whom were kitchen personnel and 1,375 of whom were restaurant service personnel. A number of the Company's restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect the labor costs of the Company and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. With the exception of the employees at Lutece in New York, the Company's employees are not covered by a collective bargaining agreement. The Company believes its employee relations are satisfactory.


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


Seasonal Nature of Business

        The Company's business is highly seasonal. The second quarter of the Company's fiscal year, consisting of the non-holiday portion of the cold weather season in New York, Boston and Washington (January, February and March), is the poorest performing quarter. The Company achieves its best results during the warm weather, attributable to the Company's extensive outdoor dining availability, particularly at Bryant Park and Sequoia in Washington (the Company's largest restaurants) and the Company's outdoor cafes. The Company's facilities in Las Vegas operate on a more level basis through the year.


Forward-Looking Statements

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


             Years Lease                     Number of
             Term Expire                    Facilities
             -----------                    ----------
              1999-2000                          5
              2001-2005                          5
              2006-2010                         13
              2011-2015                          3
              2016-2020                          1
              2021-2025                          1
              2026-2030                          1


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

          A lawsuit was commenced against the Company in October 1997 in the District Court for the Southern District of New York by 44 present and former employees alleging various violations of Federal wage and hour laws. The complaint seeks an injunction against further violations of the labor laws and payment of unpaid minimum wages, overtime and other allegedly required amounts, liquidated damages, penalties and attorneys fees. The Company believes that most of the claims asserted in this litigation, including those with respect to minimum wages, are insubstantial. The Company believes that there were certain violations of overtime requirements, which have today been largely corrected, for which the Company will have liability. While the Company does not believe that the liability to any single employee for overtime violations will be consequential to it, the Company's aggregate liability will depend in large part on the number of persons who "opt-in" to the lawsuit asserting similar violations. This uncertainty prevents the Company from making any reasonable estimate of its ultimate liability. However, based upon information available to the Company at this time, including the fact that as of December 15, 1998 less than two percent (2%) of the persons eligible have in fact opted in, the Company does not believe that the amount of liability which may be sustained in this action will have a materially adverse effect on its business and financial condition.

          A lawsuit was commenced against the Company in April 1997 in the District Court for Clark County, Nevada by two former employees and one current employee of the Company's Las Vegas subsidiary alleging that (i) the Company forced food service personnel at the Company's Las Vegas restaurant facilities to pay a portion of their tips back to the Company in violation of Nevada law and (ii) the Company failed to timely pay wages to terminated employees. The action was brought as a class action on behalf of all similarly situated employees. The Company believes that the first allegation is without merit and that the Company will have no liability. The Company also believes that its liability, if any, from an adverse result in connection with the second allegation would be inconsequential. The Company intends to vigorously defend against these claims.

          In addition, several unfair labor practice charges have been filed against the Company before the National Labor Relations Board with respect to the Company's Las Vegas subsidiary. One consolidated complaint alleged that the Company unlawfully terminated seven employees and disciplined seven other employees allegedly in retaliation for their Union activities. An Administrative Law Judge (ALJ) found that five employees were terminated unlawfully and two were discharged for valid reasons. As far as the discipline, the Judge found that the Company acted legally in disciplining four employees but not lawfully with respect to three employees. The Company has appealed the adverse rulings of the ALJ to the National Labor Relations Board in Washington, D.C. The Company believes that there are reasonable grounds for obtaining a reversal of the unfavorable findings by the ALJ. Another consolidated complaint issued recently alleges that four employees were terminated and three other employees disciplined because of their union activities. A hearing is scheduled on these new charges in January 1999. The Company believes that these affected employees were terminated or disciplined for appropriate reasons such as violating reasonable work rules.

         The Company does not believe that an adverse outcome in any of the unfair labor practice charges will have a material adverse effect upon the Company's financial condition or operations. The Company believes that these unfair labor practice charges and the litigation pending in Nevada described above are part of an ongoing campaign by the Culinary Workers Union which is seeking to represent employees at the Company's Las Vegas restaurants. However, rather than pursue the normal election process pursuant to which employees are given the freedom to choose whether they should be represented by a union, a process which the Company supports, the Company believes the union is seeking to achieve recognition as the bargaining agent for such employees through a campaign directed not at the Company's employees but at the Company itself and its stockholders. The Company intends to continue to support the right of its employees to decide such matters and to oppose the efforts of the Culinary Workers Union to circumvent that process.

          An action was commenced in May 1998 in Superior Court of the District of Columbia against the Company and its Washington, D.C. subsidiaries by seven present and former employees of the restaurants owned by such subsidiaries alleging violations of the District of Columbia Wage & Hour Act relating to minimum wages and overtime compensation. While the action is in its early stages, the Company does not believe that its liability, if any, from an adverse result in this matter would have a material adverse effect upon its business or financial condition.

          A lawsuit was commenced against the Company in October 1998 in Superior Court of Los Angeles County, California by a former employee alleging that her employment was terminated on the basis of her age in violation of the California Fair Employment and Housing Act. The Company believes that the allegations are without merit.


Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Executive Officers of the Company

          The following table sets forth the names and ages of executive officers of the Company and all offices held by each person:


        Name                     Age              Positions and Offices
        ----                     ---              ---------------------
        Michael Weinstein        55               President

        Vincent Pascal           55               Vice President and
                                                    Secretary

        Robert Towers            51               Vice President and
                                                    Treasurer

        Andrew Kuruc             40               Vice President and
                                                    Controller

        Mitchell Levy            37               Vice President


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

        Mitchell Levy has been employed as Vice President of the Company since March 1998. For more than five years prior to that time, Mr. Levy was a partner in the law firm of Solomon, Green & Ostrow.

                                            PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

Market Information

        The Company's Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market ("Nasdaq") under the symbol "ARKR". The high and low sale prices for the Common Stock from March 31, 1996 through October 3, 1998 are as follows:


Calendar 1996                            High             Low
-------------                            ----             ---
Third Quarter                            10                7 3/4
Fourth Quarter                           12 3/4            9 1/4

Calendar 1997
-------------

First Quarter                            15 1/4           10 1/4
Second Quarter                           11 1/4            7 5/8
Third Quarter                            11 1/2            8 1/4
Fourth Quarter                           12 1/2           10 3/4

Calendar 1998
-------------

First Quarter                            13 1/8           11 1/2
Second Quarter                           12 1/8           11
Third Quarter                            12 3/8            9 1/4

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

Number of Shareholders

          As of December 11, 1998, there were 86 holders of record of the Company's Common Stock.










Item 6. Selected Consolidated Financial Data

The following table sets forth certain financial data for the fiscal years ended
1994 through 1998. This information should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing at page F-1.


                                                                       Year Ended
                                -----------------------------------------------------------------------------------------
                                   October 3,      September 27,     September 28,      September 30,      October 1,
                                      1998              1997              1996               1995             1994
OPERATING DATA:

  Net sales                         $ 117,398,453    $ 104,326,386       $ 76,795,940       $ 73,026,907    $ 60,404,339

  Gross restaurant profit              86,132,751       75,874,499         55,934,475         53,001,963      43,562,653

  Operating income                      7,589,465        2,785,713            497,996            960,794         840,452

  Other income, net                        91,417           96,550            743,615            937,763         507,200

  Income before provision
    for income taxes and
    extraordinary item                  7,680,882        2,882,263          1,241,611          1,898,557       1,347,652

  Income before
     extraordinary item                 4,612,141        1,737,655            788,762          1,121,126         643,032

NET INCOME                              4,612,141        1,737,655            788,762          1,121,126       1,150,802

  Income per share
    before extraordinary
    item and cumulative
    effect of accounting
    change:
      Basic                                $ 1.21           $ 0.47             $ 0.24             $ 0.34          $ 0.20
      Diluted                              $ 1.20           $ 0.46             $ 0.24             $ 0.34          $ 0.20

NET INCOME
  PER SHARE:
      Basic                                $ 1.21           $ 0.47             $ 0.24             $ 0.34          $ 0.36
      Diluted                              $ 1.20           $ 0.46             $ 0.24             $ 0.34          $ 0.36

  Weighted average
    number of shares
    used in computation                 3,852,019        3,742,811          3,272,857          3,252,669       3,223,833

BALANCE SHEET DATA
  (end of period):
  Total assets                         43,102,179       41,268,098         32,379,479         28,541,920      21,768,747

  Working capital (deficit)              (719,343)      (2,373,859)        (1,303,920)            40,996       1,517,601

  Long-term debt                        5,014,634        6,126,797          6,403,866          4,014,162         761,386

  Shareholders' equity                 29,062,140       25,888,880         17,804,394         16,706,301      15,210,202

  Shareholders' equity
    per share                                7.54             6.92               5.44               5.14            4.72

  Facilities in operation
    at end of year, including
     managed                                   42               46                 32                 32              27

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Accounting period

          The Company's fiscal year ends on the Saturday nearest September 30. The fiscal year ended October 3, 1998 included 53 weeks while the fiscal years ended September 27, 1997 and September 28, 1996 included 52 weeks.

Net Sales

          Net sales at restaurants owned by the Company increased by 12.5% from fiscal 1997 to fiscal 1998 and by 35.8% from fiscal 1996 to fiscal 1997. The increase in fiscal 1998 was substantially due to sales from the food and beverage operations in the New York-New York Hotel & Casino resort in Las Vegas ("the Las Vegas facilities") which opened in January 1997. At the Las Vegas facilities the Company operates a 450 seat, twenty four hour a day restaurant (America); a 160 seat steakhouse (named Gallagher's under a license agreement with the owner of the New York restaurant of that name); a 200 seat Mexican restaurant (Gonzalez y Gonzalez); the resort's room service, banquet facilities and an employee dining facility. The Company also operates a complex of nine smaller eateries (Village Eateries) in the resort which simulate the experience of walking through New York City's Little Italy and Greenwich Village. The increase in fiscal 1998 was also due in part to the acquisition of a restaurant located in the Forum Shops at Caesar's Shopping Center in Las Vegas (the Stage Deli of Las Vegas) and to the first full operating year of a restaurant which the Company opened in fiscal 1997 (The Grill Room). Same store sales in fiscal 1998 increased by 3.1% principally due to increased customer counts.

          The increase in fiscal 1997 was primarily due to sales from the Las Vegas facilities which opened in January 1997. Same store sales in fiscal 1997 increased by 2.6% principally due to increased customer counts.

Costs and Expenses

       The Company's cost of sales consists principally of food and beverage costs at restaurants owned by the Company. Cost of sales as a percentage of net sales was 26.6% in fiscal 1998, 27.3% in fiscal 1997, and 27.2% in fiscal 1996. Cost of sales in fiscal 1997 were impacted by higher cost of sales experienced during the early operating period at the Company's Las Vegas operations.

       Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 62.7% in fiscal 1998, 65.9% in fiscal 1997 and 67.9% in fiscal 1996. This decrease in operating expenses in fiscal 1998 as compared to fiscal 1997 was principally due to efficiencies achieved at the Company's Las Vegas facilities and to a lesser extent to a benefit from the 3.1% increase in same store sales at the Company's other facilities. The decrease in operating expenses in fiscal 1997 as compared to fiscal 1996 was principally due to benefits achieved from the sale of three restaurants in fiscal 1997 which had operated at a loss in fiscal 1996 and to a lesser extent to a benefit from the 2.6% increase in same store sales. Restaurant payroll was 35.1% of net sales in fiscal 1998, 36.9% in fiscal 1997 and 36.1% in fiscal 1996. The increase in fiscal 1997 was principally due to higher payroll costs at the Company's Las Vegas food and beverage operations as compared to the Company's other operations and to a lesser extent from increases in minimum wage rates. Occupancy expenses (consisting of rent, rent taxes, real estate taxes, insurance and utility costs) were 11.7% in fiscal 1998, 12.5% in fiscal 1997 and 12.8% in fiscal 1996.

          The Company incurred pre-opening expenses and early operating losses at newly opened restaurants of approximately $200,000 in fiscal 1998, $2,000,000 in fiscal 1997 and $200,000 in fiscal 1996. The fiscal 1997 expenses and losses were from the opening of the Company's Las Vegas facilities. The Company typically incurs significant pre-opening expenses in connection with its new restaurants which are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

          General and administrative expenses, as a percentage of net sales, were 5.2% in both fiscal 1998 and fiscal 1997 as compared to 5.8% in fiscal 1996. The decrease in fiscal 1997 was primarily due to the fact that the Company was able to manage the 35.8% increase in net sales with a lower percentage increase in general and administrative expenses. If net sales at managed restaurants were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 4.7% in fiscal 1998, 4.6% in fiscal 1997 and 5.0% in fiscal 1996.

        As of October 3, 1998 the Company managed five restaurants owned by others (El Rio Grande and Woody's in Manhattan, the Marketplace Cafe, Savannah, and the Brewskeller Pub in Boston, Massachusetts), and a cafe in a store in New York City (Warner Bros.). Net sales of these restaurant facilities, which are not included in consolidated net sales were $12,738,000 in fiscal 1998, $14,151,000 in fiscal 1997 and $12,802,000 in fiscal 1996.

        Interest expense was $608,000 in fiscal 1998, $755,000 in fiscal 1997 and $426,000 in fiscal 1996, net of amounts capitalized. The decrease in fiscal 1998 from fiscal 1997 is principally due to repayments of borrowings incurred in fiscal 1997. Such borrowings financed the construction costs and working capital requirements of the Las Vegas restaurant facilities which opened in January 1997.

        Interest income was $210,000 in fiscal 1998, $72,000 in fiscal 1997 and $87,000 in fiscal 1996. The increase in fiscal 1998. as compared to fiscal 1997 is due to interest earned on notes issued in connection with restaurants sold in fiscal 1997 and fiscal 1998.

        Other income, which generally consists of purchasing service fees, and the sale of logo merchandise at various restaurants, was $490,000 in fiscal 1998, $780,000 in fiscal 1997 and $1,083,000 in fiscal 1996. A significant portion of the amounts received in fiscal 1997 and fiscal 1996 was principally due to amounts the Company received by a third party due to the temporary closing in fiscal 1994 and fiscal 1995 of a restaurant (Ernie's).

Income Taxes

        The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non-consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

        For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income with the exception of the restaurants which operate in the District of Columbia. Accordingly, the Company's overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries. The Company's overall effective tax rate was 40% in both fiscal 1998 and fiscal 1997 and 37% in fiscal 1996.

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

        As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, commencing January 1, 1994, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The net benefit to the Company was $506,000 in fiscal 1998, $373,000 in fiscal 1997 and $349,000 in fiscal 1996.

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

        The net cash used in investing activities in fiscal 1998 ($4,179,000), fiscal 1997 ($10,445,000) and fiscal 1996 ($6,693,000) was principally from the Company's continued investment in fixed assets associated with constructing new restaurants and acquiring existing restaurants. In fiscal 1998 the Company acquired an existing restaurant in Las Vegas (the Stage Deli) and in fiscal 1997 the Company finished and opened the Las Vegas restaurant facilities which had also been in construction since fiscal 1996.

        The net cash used in financing activities in fiscal 1998 ($2,825,000) was principally due to the repurchase of 159,000 shares of the Company's outstanding common stock and repayments of debt on the Company's main credit facility in excess of borrowings on such facility. The net cash provided by financing activities in fiscal 1997 ($5,643,000) was principally due to proceeds of a private placement of 551,454 shares of the Company's common stock. In fiscal 1996 net cash provided by financing activities ($2,321,000) was principally from the Company's borrowings on its main credit facility exceeding repayments on such facility.

        At October 3, 1998 the Company had a working capital deficit of $719,000 as compared to working capital deficit of $2,374,000 at September 27, 1997. The working capital deficit at the end of fiscal 1997 was significantly impacted by cash expended for the construction of the Las Vegas facilities which opened in January 1997. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with negative working capital.

        The Company's Revolving Credit and Term Loan Facility with its main bank includes a $10,000,000 facility for use in construction of and acquisition of new restaurants and for working capital purposes at the Company's existing restaurants. The facility allows the Company to borrow up to $10,000,000 until April 2000 at which time outstanding loans mature. The loans bear interest at a rate of prime plus 1/2%. At October 3, 1998 the Company had borrowings of $2,600,000 outstanding on the facility.

        The Company also has a two year $1,000,000 Letter of Credit Facility for use in lieu of lease security deposits. At October 3, 1998 the Company had delivered $556,000 in irrevocable letters of credit on this facility.

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

Restaurant Expansion

        The Company recently began construction on a 500 plus seat Southwestern style restaurant at Union Station in Washington, D.C., where the Company operates two other restaurants. The Company expects to incur up to $1,800,000 in capital costs and other pre-opening expenses to open this restaurant. The Company expects to open this restaurant in the March 1999 fiscal quarter.

        The Company expects to shortly begin construction on its previously announced project at a large theatre development in Southfield, Michigan under a joint venture agreement with Sony Theatres' Loeks Star Partners and Millennium Partners. There the Company will develop and operate four restaurants containing a total of approximately 50,000 square feet. The Company anticipates that its share of the required capital contributions to meet the construction costs, initial inventories and pre-opening expenses will be $6,500,000. The project is currently scheduled to open in the June 1999 fiscal quarter

        Although the Company is not currently committed to any other projects, the Company is exploring additional opportunities for expansion of its business. The Company expects to fund its projects through cash from operations and existing credit facilities. Additional expansion may require additional external financing.

Recent Developments

        In the first quarter of fiscal 1999, the Company sold a restaurant located in New York City (Perretti Italian Cafe) and a restaurant located in Washington, D.C. (B. Smith's) for an aggregate selling price of $1,225,000 of which $975,000 was paid in cash and the balance was financed by notes. The Company expects to record a gain of approximately $600,000 on these sales.

        The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

        SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practical, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful as they were under SFAS No. 87, "Employers' Accounting for Pension," and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefits Pension Plans and Termination Benefits." SFAS No. 132 is effective for fiscal years beginning after December 15, 1998.

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as a hedge of the exposure to changes in fair value of a recognized asset or liability or hedge of the exposure to variable cash flows of a forecasted transaction. The accounting for changes in fair value of a derivative (e.g., through earnings or outside earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

        Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" requires costs of start-up activities and organization costs to be expensed as incurred. Currently some companies capitalize start-up costs whereas others expense start-up as incurred. Additionally, there is a diverse range of amortization periods among companies that capitalize start-up costs. The statement is effective for fiscal years beginning after December 15, 1998. The Company currently expenses all start-up costs as incurred while organization costs are capitalized and amortized over five years.


Year 2000

        The Company has assessed and continues to assess the impact of the year 2000 issue on its reporting systems and operations. The year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. When the century date occurs, date-sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. Based on a review of the Company's computer systems, management does not currently believe the cost of remediation will exceed $100,000.

        The Company has initiated communications with its significant vendors and service providers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. At the Company's facilities at the New York-New York Hotel and Casino, for example, the Company utilizes and interfaces with systems provided by the Hotel and the failure of the Hotel's computer systems to adequately address the Year 2000 issue may have a material adverse effect upon the Company. The
Company has been advised by the Hotel that its systems are expected to be Year 2000 compliant.

        The Company is dependent upon major credit card issuers for the remittance to the Company of charges incurred by customers. The Company has been advised that the major credit card issuers in the United States have addressed the Year 2000 issues they confront and do expect that their systems will function properly in the Year 2000.

        Other vendors and service providers with which the Company does business may not have adequately addressed the Year 2000 issue. However, the Company believes that there are numerous sources for the various products and services used by the Company and does not anticipate that Year 2000 compliance issues confronted by its vendors and service providers will have a material adverse effect upon the Company.

Item 8. Financial Statements and Supplementary Data

        See page F-1.


Item 9. Changes in and Disagreements on With Accountants Accounting and Financial Disclosure

        None.

                                           PART III

Item 10. Directors and Executive Officers of the Registrant

          See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than February 1, 1999 pursuant to Regulation 14A of the General Rules and Regulations ("Regulation 14A") under the Securities Exchange Act of 1934, as amended.


Item 11. Executive Compensation

          The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than February 1, 1999 pursuant to Regulation 14A.


Item 12. Security Ownership of Certain Beneficial Owners and Management

          The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than February 1, 1999 pursuant to Regulation 14A.


Item 13. Certain Relationships and Related Transactions

          The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than February 1, 1999 pursuant to Regulation 14A.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                                                                                           Page
                                                                                           ----

       (a) (1)    Financial Statements:

                  Report of Independent Certified
                  Public Accountants                                                       F-1

                  Consolidated Balance Sheets --
                  at October 3, 1998 and September 27, 1997                                F-2

                  Consolidated Statements of Operations --
                  For each of the three fiscal years ended
                  October 3, 1998, September 27, 1997 and September 28, 1996               F-3

                  Consolidated Statements of Shareholders' Equity --
                  For each of the three fiscal years ended
                  October 3, 1998, September 27, 1997 and September 28, 1996               F-4

                  Consolidated Statements of Cash Flows --
                  For each of the three fiscal years ended
                  October 3, 1998, September 27, 1997 and September 28, 1996               F-5

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

          10.2 Form of Indemnification Agreement entered into between the Registrant and each of its Directors and Executive Officers incorporated by reference to Exhibit 10.2 to the 1994 10-K.

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

          10.5 Ark Restaurants Corp. 1996 Stock Option Plan, incorporated by reference to Exhibit 10.53 to the March 1996 10-Q.

         *10.6    Lease Agreement dated May 17, 1996 between New York-New York
                  Hotel, LLC, and Las Vegas America Corp.(1)

         *10.7    Lease Agreement dated May 17, 1996 between New York-New York
                  Hotel, LLC, and Las Vegas Festival Food Corp.(1)

         *10.8    Lease Agreement dated May 17, 1996 between New York-New York
                  Hotel, LLC, and Las Vegas Steakhouse Corp.(1)

           *21    Subsidiaries of the Registrant.

           *23    Consent of Deloitte & Touche LLP.

           *27    Financial Data Schedule pursuant to Article 5 of Regulation
                  S-X filed with EDGAR Version only.


           ---------------------------------
           *Filed Herewith

          (1) Certain information has been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

       (b)    Reports on Form 8-K;
              None

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and its subsidiaries as of October 3, 1998 and September 27, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended October 3, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ark Restaurants Corp. and subsidiaries as of October 3, 1998 and September 27, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 3, 1998, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


New York, New York
November 20, 1998

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                   October 3,   September 27,
ASSETS                                                                1998           1997
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 1,023,046   $   722,283
  Accounts receivable                                               2,507,307     1,975,434
  Current portion of long-term receivables (Note 2)                   415,755       277,402
  Inventories                                                       1,950,146     2,044,689
  Deferred income taxes (Note 12)                                     908,468       915,534
  Prepaid expenses and other current assets                           491,129       432,816
                                                                  -----------   -----------
           Total current assets                                     7,295,851     6,368,158
                                                                  -----------   -----------

LONG-TERM RECEIVABLES (Note 2)                                      1,119,110       971,023

ASSETS HELD FOR SALE (Note 3)                                       1,767,782     1,892,639

FIXED ASSETS - At cost (Notes 4 and 7):
  Leasehold improvements                                           22,464,922    22,526,150
  Furniture, fixtures and equipment                                18,591,938    18,387,492
  Leasehold improvements in progress                                   18,906        50,053
                                                                  -----------   -----------
                                                                   41,075,766    40,963,695

  Less accumulated depreciation and amortization                   15,833,403    14,037,200
                                                                  -----------   -----------
                                                                   25,242,363    26,926,495
                                                                  -----------   -----------

INTANGIBLE ASSETS - Net (Note 4)                                    5,514,932     3,346,176

DEFERRED INCOME TAXES (Note 12)                                     1,030,908     1,081,006

OTHER ASSETS (Note 5)                                               1,131,233       682,601
                                                                  -----------   -----------
                                                                  $43,102,179   $41,268,098
                                                                  ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                        $ 3,563,068   $ 3,560,250
  Accrued expenses and other current liabilities (Note 6)           2,907,766     3,098,356
  Current maturities of capital lease obligations (Note 8)            229,944       245,412
  Current maturities of long-term debt (Note 7)                       609,283     1,424,129
  Accrued income taxes (Note 12)                                      705,133       413,870
                                                                  -----------   -----------
           Total current liabilities                                8,015,194     8,742,017
                                                                  -----------   -----------

OBLIGATIONS UNDER CAPITAL LEASES (Note 8)                             148,494       406,533

LONG-TERM DEBT - Net of current maturities (Notes 4 and 7)          4,405,351     4,702,668

OPERATING LEASE DEFERRED CREDIT (Note 8)                            1,471,000     1,528,000

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

SHAREHOLDERS' EQUITY (Notes 7, 9 and 10):
  Common stock, par value $.01 per share - authorized,
    10,000,000 shares; issued, 5,187,836 and 5,177,836 shares,
    respectively                                                       51,879        51,779
  Additional paid-in capital                                       14,214,898    14,131,383
  Retained earnings                                                17,565,258    12,953,117
                                                                  -----------   -----------
                                                                   31,832,035    27,136,279

Less treasury stock, 1,504,337 and 1,345,337 shares                 2,769,895     1,247,399
                                                                  -----------   -----------
                                                                   29,062,140    25,888,880
                                                                  -----------   -----------
                                                                  $43,102,179   $41,268,098
                                                                  ===========   ===========


See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                                 Year Ended
                                             ---------------------------------------------------
                                                October 3,      September 27,    September 28,
                                                   1998             1997              1996
NET SALES                                      $117,398,453     $104,326,386     $ 76,795,940

COST OF SALES                                    31,265,702       28,451,887       20,861,465
                                               ------------     ------------     ------------
           Gross restaurant profit               86,132,751       75,874,499       55,934,475

MANAGEMENT FEE INCOME (Note 11)                   1,139,799        1,153,264        1,204,808
                                               ------------     ------------     ------------
                                                 87,272,550       77,027,763       57,139,283

OPERATING EXPENSES:
  Payroll and payroll benefits                   41,171,865       38,520,986       27,740,390
  Occupancy                                      13,788,992       13,031,811        9,843,110
  Depreciation                                    3,998,272        3,320,739        2,664,892
  Other                                          14,671,521       13,922,524       11,918,198
                                               ------------     ------------     ------------
                                                 73,630,650       68,796,060       52,166,590

GENERAL AND ADMINISTRATIVE EXPENSES               6,052,435        5,445,990        4,474,697
                                               ------------     ------------     ------------
                                                 79,683,085       74,242,050       56,641,287
                                               ------------     ------------     ------------
OPERATING INCOME                                  7,589,465        2,785,713          497,996
                                               ------------     ------------     ------------

OTHER EXPENSE (INCOME):
  Interest expense (Note 7)                         608,278          755,383          425,810
  Interest income                                  (209,577)         (71,652)         (86,708)
  Other income (Note 13)                           (490,118)        (780,281)      (1,082,717)
                                               ------------     ------------     ------------
                                                    (91,417)         (96,550)        (743,615)
                                               ------------     ------------     ------------

INCOME BEFORE PROVISION FOR INCOME TAXES          7,680,882        2,882,263        1,241,611

PROVISION FOR INCOME TAXES (Note 12)              3,068,741        1,144,608          452,849
                                               ------------     ------------     ------------

NET INCOME                                     $  4,612,141     $  1,737,655     $    788,762
                                               ============     ============     ============

NET INCOME PER SHARE - BASIC                   $       1.21     $        .47     $        .24
                                               ============     ============     ============

NET INCOME PER SHARE - DILUTED                 $       1.20     $        .46     $        .24
                                               ============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC         3,826,255        3,714,116        3,238,419
                                                  =========        =========        =========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED       3,852,019        3,742,811        3,272,857
                                                  =========        =========        =========


See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED OCTOBER 3, 1998, SEPTEMBER 27, 1997, AND SEPTEMBER 28, 1996
--------------------------------------------------------------------------------

                                                Common Stock           Additional                                       Total
                                         --------------------------     Paid-In        Retained       Treasury     Shareholders'
                                            Shares         Amount       Capital        Earnings         Stock          Equity
BALANCE, SEPTEMBER 30, 1995               4,536,382       $ 45,364    $ 7,481,636   $ 10,426,700   $ (1,247,399)   $ 16,706,301

  Exercise of stock options                  72,500            725        183,650           --             --           184,375

  Tax benefit on exercise of options           --             --          124,956           --             --           124,956

  Net income                                   --             --             --          788,762           --           788,762
                                          ---------       --------    -----------    -----------    -----------     -----------
BALANCE, SEPTEMBER 28, 1996               4,608,882         46,089      7,790,242     11,215,462     (1,247,399)     17,804,394

  Common stock private placement            551,454          5,515      6,023,111           --             --         6,028,626

  Issuance of warrants                         --             --          175,000           --             --           175,000

  Exercise of stock options                  17,500            175         85,450           --             --            85,625

  Tax benefit on exercise of options           --             --           57,580           --             --            57,580

  Net income                                   --             --             --        1,737,655           --         1,737,655
                                          ---------       --------    -----------    -----------    -----------     -----------
BALANCE, SEPTEMBER 27, 1997               5,177,836         51,779     14,131,383     12,953,117     (1,247,399)     25,888,880

  Exercise of stock options                  10,000            100         64,900           --             --            65,000

  Purchase of treasury stock                   --             --             --             --       (1,522,496)     (1,522,496)

  Tax benefit on exercise of options           --             --           18,615           --             --            18,615

  Net income                                   --             --             --        4,612,141           --         4,612,141
                                        -----------       --------   ------------   ------------   ------------    ------------
BALANCE, OCTOBER 3, 1998                $ 5,187,836       $ 51,879   $ 14,214,898   $ 17,565,258   $ (2,769,895)   $ 29,062,140
                                        ===========       ========   ============   ============   ============    ============


See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                       Year Ended
                                                                                ----------------------------------------------------
                                                                                        October 3,     September 27,   September 28,
                                                                                           1998            1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $ 4,612,141     $ 1,737,655      $  788,762
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization of fixed assets                                        3,432,104       3,047,422       2,324,304
    Amortization of intangibles                                                            566,168         445,123         492,207
    Loss (gain) on sale of restaurants                                                    (258,684)       (229,000)        297,000
    Provision for uncollectible long-term receivables                                         --              --            96,000
    Operating lease deferred credit                                                        (57,000)        (19,000)         10,000
    Deferred income taxes                                                                   57,164        (431,966)       (692,492)
    Changes in assets and liabilities:
      Increase in accounts receivable                                                     (531,873)       (512,935)       (184,672)
      Increase in inventories                                                              (17,020)       (890,567)        (65,597)
      Increase (decrease) in prepaid expenses and other current assets                     (58,313)        112,961         603,675
      (Increase) decrease in other assets, net                                            (543,820)         60,008        (232,205)
      Increase in accounts payable - trade                                                   2,818       1,194,311         330,167
      Increase in accrued income taxes                                                     291,263          89,476          59,025
      Increase (decrease) in accrued expenses and other current liabilities               (190,590)         13,672         181,392
                                                                                      ------------     -----------     -----------
           Net cash provided by operating activities                                     7,304,358       4,617,160       4,007,566
                                                                                      ------------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                             (1,713,847)    (11,006,116)     (6,833,018)
  Additions to intangible assets                                                          (229,524)        (11,639)       (110,849)
  Issuance of demand notes and long-term receivables                                       (81,580)           --           (63,092)
  Payments received on demand notes and long-term receivables                              315,908         264,370         171,651
  Restaurant sales                                                                         265,000         308,000         250,000
  Restaurant acquisitions                                                               (2,735,000)           --          (108,000)
                                                                                      ------------     -----------     -----------
           Net cash used in investing activities                                        (4,179,043)    (10,445,385)     (6,693,308)
                                                                                      ------------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on long-term debt                                                   (8,012,164)    (10,277,900)     (1,857,045)
  Issuance of long-term debt                                                             6,900,000      10,000,831       4,100,000
  Exercise of stock options                                                                 83,615         143,205         309,331
  Principal payment on capital lease obligations                                          (273,507)       (251,257)       (230,825)
  Purchase of treasury stock                                                            (1,522,496)           --              --
  Proceeds from common stock private placement                                                --         6,028,626            --
                                                                                      ------------     -----------     -----------
           Net cash provided by (used in) financing activities                          (2,824,552)      5,643,505       2,321,461
                                                                                      ------------     -----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                                      300,763        (184,720)       (364,281)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               722,283         907,003       1,271,284
                                                                                      ------------     -----------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                $  1,023,046     $   722,283     $   907,003
                                                                                      ============     ===========     ===========

SUPPLEMENTAL INFORMATION:
  Cash payments for the following were:
    Interest                                                                          $    608,278     $   931,383     $   515,810
                                                                                      ============     ===========     ===========

    Income taxes                                                                      $  2,699,651     $ 1,502,643     $   966,434
                                                                                      ============     ===========     ===========

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 3, 1998, SEPTEMBER 27, 1997, AND SEPTEMBER 28, 1996
--------------------------------------------------------------------------------



1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Ark Restaurants Corp. and subsidiaries (the "Company") own and operate 21 restaurants, and manage five restaurants, of which 14 are in New York City, three in Washington, D.C., four in Las Vegas, Nevada (three within the New York New York Hotel and Casino Resort), three in Boston, Massachusetts and one each in McLean, Virginia; and Islamorada, Florida. Along with the three restaurants within the New York New York Hotel & Casino Resort, the Company also operates the Resort's room service, banquet facilities, employee dining room and a complex of nine smaller cafes and food operations.

      The Company's other operations include catering businesses in New York City and Washington, D.C. as well as wholesale and retail bakeries in New York City and, a cafe at the Warner Bros. store in New York City.

      ACCOUNTING PERIOD - The Company's fiscal year ends on the Saturday nearest September 30. The fiscal year ended October 3, 1998, included 53 weeks and the fiscal years ended September 27, 1997, and September 28, 1996 included 52 weeks.

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

      ACCOUNTS RECEIVABLE - Included in accounts receivable are amounts due from employees of $1,069,852 and $719,871 for fiscal years ended October 3, 1998 and September 27, 1997. Such amounts, which are due on demand, are principally due to various employees exercising stock options in accordance with the Company's Stock Option Plan (See note 10).

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

      The Company annually assesses any impairments in value of long-lived assets and certain identifiable intangibles to be held and used. For all periods presented, no impairments were deemed necessary.

      Certain costs incurred during the construction period of restaurants, including rental of premises, training and payroll, were expensed as incurred.

      INTANGIBLE AND OTHER ASSETS - Costs associated with acquiring leases and subleases, principally purchased leasehold rights, have been capitalized and are being amortized on the straight-line method based upon the initial terms of the applicable lease agreements, which range from 10 to 21 years.

      Goodwill recorded in connection with the acquisition of shares of the Company's common stock from a former shareholder, as discussed in Note 4, is being amortized over a period of 40 years. Goodwill arising from restaurant acquisitions is being amortized over periods ranging from 10 to 15 years or lease term, whichever period is shorter.

      Legal and other costs incurred to organize restaurant corporations are capitalized as organization costs and are amortized over a period of 5 years.

      Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period of 5 years.

      Certain legal and bank commitment fees incurred in connection with the Company's Revolving Credit and Term Loan Facility, as discussed in Note 7, were capitalized as deferred financing fees and are being amortized over four years, the term of the facility.

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

      INCOME PER SHARE OF COMMON STOCK - Net income per share is computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. Common stock equivalents consist of dilutive stock options.

      STOCK OPTIONS - The Company accounts for its stock options granted to employees under the intrinsic value-based method for employee stock-based compensation and provides pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No.123 had been adopted. The company generally does not grant options to outsiders.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - The Financial Accounting Standard Board has issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. The Company believes that there are no items that would require presentation in a separate statement of comprehensive income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Management believes that there are no items that would require segment presentation. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

      FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - The Financial Accounting Standards Board has recently issued several new accounting pronouncements. SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," revises employers' disclosures about pension and other postretirement benefit plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practical, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were under SFAS No 87, "Employers' Accounting for Pension," and SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits." SFAS No. 132 is effective for fiscal years beginning after December 15, 1998.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as a hedge of the exposure to changes in fair value of a recognized asset or liability or hedge of the exposure to variable cash flows of a forecasted transaction. The accounting for changes in fair value of a derivative (e.g., through earnings or outside earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation. SFAS No 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

      Statement of Position 98-5, "Reporting on the Costs of Start-Up activities" requires costs of start-up activities and organization costs to be expensed as incurred. Currently some companies capitalize start-up costs whereas others expense start-up costs as incurred. Additionally, there is a diverse range of amortization periods among companies that capitalize start-up costs. The Statement is effective for fiscal years beginning after December 15, 1998. The Company currently expenses all start-up costs as incurred while organization costs are capitalized and amortized over five years.

      The effect of the adoption of these Statements on the Company's consolidated financial statements is not expected to be material.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

2.    LONG-TERM RECEIVABLES

      Long-term receivables consist of the following:


                                                                   October 3,   September 27,
                                                                      1998          1997
Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 8% interest; due in
  monthly installments through December 2006 (a)                   $  564,769   $  687,497

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 7.5% interest; due in
  monthly installments through March 2002 (b)                         153,187      190,798

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 7.5% interest; due in
  monthly installments through April 2000 (c)                         331,700         --

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 7.5% interest; due in
  monthly installments commencing May 2000
  through December 2008 (c)                                           207,983         --

Advances for construction and working capital, at one of
  the Company's managed locations, at 15% interest; due
  in monthly installments through December 2000                       164,446      225,983

Advances for construction, at one of the Company's managed
  locations, at prime plus 1%; due in monthly installments
  through December 1999                                                33,662       59,632

Note receivable, secured by personal guarantees of officers of a managed restaurant and fixed assets at that location, at 15%
  interest; due in monthly installments, through September 2000        79,118       79,118

Other                                                                    --          5,397
                                                                   ----------   ----------
                                                                    1,534,865    1,248,425

Less current portion                                                  415,755      277,402
                                                                   ----------   ----------
                                                                   $1,119,110   $  971,023
                                                                   ==========   ==========


(a) In December 1996, the Company sold a restaurant for $900,000. Cash of $50,000 was received on sale and the balance is due in installments through December 2006.

(b) In October 1996, the Company sold a restaurant for $258,500. Cash of $50,000 was received on sale and the balance is due in installments through March 2002. The Company recognized a gain of $134,000 on this sale in the fiscal year ended September 27, 1997.

(c) In October 1997, the Company sold a restaurant for $1,750,000, of which $200,000 was paid in cash and the balance is due in monthly installments under the terms of two notes bearing interest at a rate of 7.5%. One note, with an initial principal balance of $400,000, is being paid in 24 monthly installments of $18,569 through April 2000. The second note, with an initial principal balance of $1,150,000, will be paid in 104 monthly installments of $14,500 commencing May 2000 and ending December 2008. At December 2008, the then outstanding balance of $519,260 matures.

      The Company recognized a gain on sale of approximately $185,000 in the fiscal year ended October 3, 1998. Additional deferred gains totaling $1,024,000 could be recognized in future period as the notes are collected. The Company deferred recognizing this additional gain and recorded an allowance for possible uncollectible notes against the second outstanding note. This uncertainty is based on the significant length of time of this note (over 10 years) and the substantial balance which matures in December 2008 ($519,260).

      The carrying value of the Company's long-term receivables approximates its current aggregate fair value.

3.    ASSETS HELD FOR SALE

      At October 3, 1998 the Company was actively pursuing the sale of three restaurants and accordingly reclassified the net fixed assets ($1,625,834) and inventories ($141,948) as assets held for sale.

      At September 27, 1997 the Company was actively pursuing the sale of two restaurants and, accordingly, reclassified the net fixed assets ($1,669,251), net intangible assets ($180,619) and inventories ($42,769) as assets held for sale. (See Note 2.)

4.    INTANGIBLE ASSETS

      Intangible assets consist of the following:


                                                     October 3,       September 27,
                                                        1998              1997
Goodwill (a)                                         $6,222,877       $3,802,877
Purchased leasehold rights (b)                          652,740          552,740
Noncompete agreements and other (a)                     790,000          790,000
Organization costs                                      678,491          586,954
                                                     ----------       ----------
                                                      8,344,108        5,732,571

Less accumulated amortization                         2,829,176        2,386,395
                                                     ----------       ----------
                                                     $5,514,932       $3,346,176
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

      During fiscal 1998 the Company acquired a restaurant for $2,735,000 in cash. The acquisition was accounted for as a purchase transaction with the purchase price allocated as follows: leasehold improvements $200,000, furniture, fixtures and equipment $300,000 and goodwill $2,235,000.

      (b) Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

5.    OTHER ASSETS

      Other assets consist of the following:


                                                        October 3,    September 27,
                                                           1998           1997
Deposits                                               $  353,674     $  408,797
Deferred financing fees                                   214,192        271,292
Investments in and advances to affiliates (a)             563,367          2,512
                                                       ----------     ----------
                                                       $1,131,233     $  682,601
                                                       ==========     ==========


      (a) The Company, through a wholly owned subsidiary, became a general partner with a 19% interest in a partnership which acquired on July 1, 1987 an existing Mexican food restaurant, El Rio Grande, in New York City. Several related parties also participate as limited partners in the partnership. The Company's equity in earnings of the limited partnership was $80,000, $40,000, and $48,000, for the years ended October 3, 1998, and September 27, 1997 and September 28, 1996, respectively.

            The Company also manages El Rio Grande through another wholly owned subsidiary on behalf of the partnership. Management fee income relating to these services was $421,000, $311,000, and $450,000 for the years ended October 3, 1998, September 27, 1997, and September 28, 1996, respectively (Note 11).

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:


                                                         1998             1997
Sales tax payable ..............................      $  928,225      $  803,805
Accrued wages and payroll related costs ........         675,520         878,795
Other current liabilities ......................       1,304,021       1,415,756
                                                      -----------     ----------
                                                      $2,907,766      $3,098,356
                                                      ==========      ==========

7.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                    October 3,  September 27,
                                                                       1998          1997
Revolving Credit and Term Loan Facility with interest at the
  prime rate, plus 1/2%, payable on April 30, 2000 (a)              $2,600,000   $2,750,000

Notes issued in connection with refinancing of restaurant
  equipment, at 8.75%, payable in monthly installments through
  January 2002 (b)                                                   1,990,827    2,538,581

Note issued in connection with acquisition of restaurant site, at 7.25%, payable in monthly installments through
   January 1, 2000 (c)                                                 423,807      475,554

Note issued in connection with acquisition of restaurant site, at
  8.5%, payable in monthly installments through April 2001 (d)            --        362,662
                                                                    ----------   ----------
                                                                     5,014,634    6,126,797

Less current maturities                                                609,283    1,424,129
                                                                    ----------   ----------
                                                                    $4,405,351   $4,702,668
                                                                    ==========   ==========


(a) The Company's Revolving Credit and Term Loan Facility with its main bank (Bank Leumi USA), as amended May 1998, includes a $10,000,000 facility to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. Outstanding loans bear interest at 1/2% above the bank's prime rate. Any outstanding loans on April 2000 are due in full. The Facility also includes a two-year Letter of Credit Facility for use in lieu of lease security deposits. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

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

(d) In April 1996 the Company acquired a restaurant for $550,000, which was financed by issuing a note payable in monthly installments of $13,461, inclusive of interest. At September 27, 1997, the Company was actively pursuing the sale of this restaurant and accordingly has classified the total balance due of $362,662 as a current liability within the current maturities of long-term debt balance.

Required principal payments on long-term debt are as follows:


  Year                                                             Amount
  1999                                                          $  609,283
  2000                                                           3,567,899
  2001                                                             654,351
  2002                                                             183,101
                                                                ----------
                                                                $5,014,634
                                                                ==========


      During the fiscal years ended October 3, 1998, September 27, 1997 and September 28, 1996, interest expense was $608,278, $931,383 and $515,810, respectively, of which $176,000 and $90,000 was capitalized during the fiscal years ended September 27, 1997 and September 28, 1996.

      The carrying value of the Company's long-term debt approximates its current aggregate fair value.

8.    COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2029. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurants' sales in excess of stipulated amounts at such facility.

      As of October 3, 1998, future minimum lease payments, net of sublease rentals, under noncancellable leases are as follows:


                                                       Operating        Capital
  Year                                                   Leases         Leases
  1999                                                $ 6,828,683      $253,720
  2000                                                  6,621,874       154,118
  2001                                                  6,724,662          -
  2002                                                  6,773,420          -
  2003                                                  6,750,061          -
  Thereafter                                           31,493,094          -
                                                      -----------      --------
Total minimum payments                                $65,191,794       407,838
                                                      ===========
Less amount representing interest                                        29,400
                                                                       --------
Present value of net minimum lease payments                            $378,438
                                                                       ========


      In connection with the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $556,130 as security deposits under such leases.

      Rent expense was $9,940,639, $9,102,267 and $6,117,296 during the fiscal years ended October 3, 1998, September 27, 1997 and September 28, 1996, respectively. Rent expense for the fiscal years ended October 3, 1998, September 27, 1997 and September 28, 1996 includes approximately $57,000, $19,000 and $10,000 operating lease deferred credits, representing the difference between rent expense recognized on a straight-line basis and actual amounts currently payable. Contingent rentals, included in rent expense, were $2,769,721, $2,432,404 and $547,038 for the fiscal years ended October 3, 1998, September 27, 1997 and September 28, 1996, respectively.

      LEGAL PROCEEDINGS - In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and workmen's compensation claims, which are generally handled by the Company's insurance carriers.

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

      A lawsuit was commenced against the Company in October 1997 in the District Court for the Southern District of New York by 44 present and former employees alleging various violations of Federal wage and hour laws. The complaint seeks an injunction against further violations of the labor laws and payment of unpaid minimum wages, overtime and other allegedly required amounts, liquidated damages, penalties and attorneys' fees. The Company believes that most of the claims asserted in the his litigation, including those with respect to minimum wages, are insubstantial. The Company believes that there were certain violations of overtime requirements, which have today been largely corrected, for which the Company will have liability. While the Company does not believe that the liability to any single employee for overtime violations will be consequential to it, the Company's aggregate liability will depend in large part on the number of persons who "opt in" to the lawsuit asserting similar violations. This uncertainty prevents the Company from making any reasonable estimate of its ultimate liability. However, based upon information available to the Company at this time, including the fact that as of December 15, 1998 less than two percent (2%) of the persons eligible have in fact opted in, the Company does not believe that the amount of liability which may be sustained in this action will have a materially adverse effect on its business financial condition.


      A lawsuit was commenced against the Company in April 1997 in the District Court for Clark County, Nevada by two former employees and one current employee of the Company's Las Vegas subsidiary alleging that (i) the Company forced food service personnel at the Company's Las Vegas facilities to pay a portion of their tips back to the Company in violation of Nevada law and (ii) the Company failed to timely pay wages to terminated employees. The action was brought as a class action on behalf of all similarly situated employees. The Company believes that the first allegation is without merit and that the Company will have no liability. The Company also believes that its liability, if any, from an adverse result in connection with the second allegation would be inconsequential. The Company intends to vigorously defend against these claims.

      In addition, several unfair labor practice charges have been filed against the Company before the National Labor Relations Board with respect to the Company's Las Vegas subsidiary. One consolidated complaint alleged that the Company unlawfully terminated seven employees and disciplined seven other employees allegedly in retaliation for their union activities. An Administrative Law Judge (ALJ) found that five employees were terminated unlawfully and two were discharged for valid reasons. As far as the discipline, the Judge found that the Company acted legally in disciplining four employees but not lawfully with respect to three employees. The Company has appealed the adverse rulings of the ALJ to the National Labor Relations Board in Washington, D.C. The Company believes that there are reasonable grounds for obtaining a reversal of the unfavorable findings by the ALJ. Another consolidated complaint issued recently alleges that four employees were terminated and three other employees disciplined because of their union activities. A hearing is scheduled on these new charges in January 1999. The Company believes that these affected employees were terminated or disciplined for appropriate reasons such as violating reasonable work rules.

      The Company does not believe that an adverse outcome in any of the unfair labor practice charges will have a material adverse effect upon the Company's financial condition or operations. The Company believes that these unfair labor practice charges and the litigation pending in Nevada described above are part of an ongoing campaign by the Culinary Workers Union which is seeking to represent employees at the Company's Las Vegas restaurants. However, rather than pursue the normal election process pursuant to which employees are given the freedom to choose whether they should be represented by a union, a process which the Company supports, the Company believes the union is seeking to achieve recognition as the bargaining agent for such employees through a campaign directed not at the Company's employees but at the Company itself and its stockholders. The Company intends to continue to support the right of its employees to decide such matters and to oppose the efforts of the Culinary Workers Union to circumvent that process.

      An action was commenced in May 1998 in Superior Court of the District of Columbia against the Company and its Washington, D.C. subsidiaries by seven present and former employees of the restaurants owned by such subsidiaries alleging violations of the District of Columbia Wage & Hours Act relating to minimum wages and overtime compensation. While the action is in its early stages, the Company does not believe that its liability, if any, from an adverse result in this matter would have a material adverse effect upon its business or financial condition.

      A lawsuit was commenced against the Company in October 1998 in Superior Court of Los Angeles County, California by a former employee alleging that her employment was terminated on the basis of her age in violation of the California Fair Employment and Housing Act. The Company believes that the allegations are without merit.

9.    SHAREHOLDERS' EQUITY

      COMMON STOCK PRIVATE PLACEMENT - In December 1996, the Company raised net proceeds of $6,028,626 in a private placement of 551,454 shares of its common stock at $11 per share. The proceeds of such offering were used to repay a portion of the Company's outstanding bank borrowings and for the payment of capital expenditures on its Las Vegas restaurant facilities at the New York New York Hotel & Casino in Las Vegas which opened in January 1997.

      COMMON STOCK REPURCHASE PLAN - In August 1998 the Company authorized the repurchase of up to 500,000 shares of the Company outstanding common stock. As of October 3, 1998, the company had repurchased 159,000 shares at a total cost of $1,522,496.

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

      Additional information follows:


                                               1998                      1997                         1996
                                    --------------------------- -------------------------- ---------------------------
                                                    Weighted                    Weighted                   Weighted
                                                    Average                     Average                     Average
                                                    Exercise                    Exercise                   Exercise
                                       Shares        Price         Shares        Price        Shares         Price
Outstanding, beginning of year       227,500        $ 10.38        105,625      $ 7.18        189,125       $ 5.45

Options:
  Granted                            100,000          11.38        150,000       11.71           --
  Exercised                          (10,000)          6.50        (17,500)       4.89        (72,500)        2.54
  Canceled or expired                 (6,000)          8.63        (10,625)       6.37        (11,000)        8.00
                                     -------                       -------                    -------

Outstanding, end of year (a)         311,500          10.86        227,500       10.38        105,625         7.18
                                     -------                       -------                    -------
Price Range, Outstanding Shares   $8.00 - $12.00                $6.50 - $12.00             $4.38 - $8.00
                                  --------------                --------------             -------------
Weighted Average Years              3.2 Years                     3,53 Years                 2.67 Years
                                    ---------                     ----------                 ----------

Shares available for future grant     20,000                       120,000                    135,000
                                      ------                       -------                    -------

Options exercisable (a)              117,583          10.13         47,500        7.65         43,125         6.34
                                     -------                       -------                    -------

      (a) Options become exercisable at various times until expiration dates ranging from August 1999 through March 2003.

      Statement of Financial Accountings Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to disclose pro forma net income and pro forma earnings per share information for employee stock option grants made in the fiscal years ended October 3, 1998, and September 27, 1997 as if the fair-value method defined in SFAS No. 123 had been applied. The fair value of each stock-option grant is estimated on the date of grant using the Black-Scholes option pricing. The assumptions for fiscal 1998 include; risk free interest rate of 5.5%; no dividend yield; expected life of 4 years; and expected volatility of 75%. The assumptions for fiscal 1997 include; risk-free interest rate of 6.5%; no dividend yield; expected life of 4 years and expected volatility of 38%.

      The pro forma impact was as follows:

                                                            Year Ended
                                                 -------------------------------
                                                    October 3,     September 27,
                                                       1998             1997
Net earnings as reported                          $   4,612,141    $  1,737,655
Net earnings - pro forma                              4,464,576       1,694,991

Earnings per share as reported - basic            $        1.21    $       .47
Earnings per share as reported - diluted                   1.20            .46

Earnings per share pro forma - basic                       1.17            .46
Earnings per share pro forma - diluted                     1.16            .45


      No options were granted during fiscal 1996 and therefore no pro forma is required.

      The exercise of nonqualified stock options in the fiscal years ended October 3, 1998, September 27, 1997 and September 28, 1996 resulted in income tax benefits of $18,615, $57,580 and $124,956, respectively, which were credited to additional paid-in capital. The income tax benefits result from the difference between the market price on the exercise date and the option price.

11.   MANAGEMENT FEE INCOME

      As of October 3, 1998, the Company provides management services to five restaurants owned by outside parties. In accordance with the contractual arrangements, the Company earns fixed fees and management fees based on restaurant sales and operating profits as defined by the various management agreements.

      Restaurants managed had net sales of $12,738,639, $14,151,888 and $12,802,305 during the management periods within the years ended October 3, 1998, September 27, 1997 and September 28, 1996, respectively, which are not included in consolidated net sales of the Company.

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

      The provision for income taxes consists of the following:

                                                        Year Ended
                                     --------------------------------------------------
                                      October 3,      September 27,     September 28,
                                         1998              1997             1996
Current provision:
  Federal                             $1,892,997        $ 668,391         $ 519,771
  State and local                      1,117,363          908,183           625,570
                                      ----------        ---------         ---------

                                       3,010,360        1,576,574         1,145,341
                                      ----------        ---------         ---------

Deferred provision (credit):
  Federal                                100,486         (329,602)         (592,721)
  State and local                        (42,105)        (102,364)          (99,771)
                                      ----------        ---------         ---------

                                          58,381         (431,966)         (692,492)
                                      ----------        ---------         ---------

                                      $3,068,741       $1,144,608         $ 452,849
                                      ==========       ==========         =========


      The provision for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:


                                                                             Year Ended
                                                       ---------------------------------------------------------
                                                           October 3,       September 27,      September 28,
                                                              1998               1997               1996

Provision for Federal income taxes (34%)                 $ 2,612,000          $ 980,000          $ 426,000

State and local income taxes net of Federal
  tax benefit                                                710,000            532,000            347,000

Amortization of goodwill                                      26,000             26,000             26,000

Tax credits                                                 (506,000)          (373,000)          (349,000)

Other                                                        226,741            (20,392)             2,849
                                                         -----------        -----------          ---------

                                                         $ 3,068,741        $ 1,144,608          $ 452,849
                                                         ===========        ===========          =========

      Deferred tax assets or liabilities are established for (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company's net deferred tax asset are as follows:

                                                      October 3,       September 27,
                                                         1998              1997
Deferred tax assets:
  Operating loss carryforwards                        $ 839,253         $ 858,937
  Operating lease deferred credits                      634,516           657,958
  Carryforward tax credits                            1,086,025         1,157,368
  Depreciation and amortization                          22,104            11,045
  Valuation allowance                                  (642,522)         (688,768)
                                                    -----------       -----------
                                                    $ 1,939,376       $ 1,996,540
                                                    ===========       ===========

      A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $642,522 at October 3, 1998 and $688,768 at September 27, 1997. The Company has state operating loss carryforwards of $11,094,610 and local operating loss carryforwards of $8,083,505 which expire in the years 2002 through 2012.

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

13.   OTHER INCOME

      Other income consists of the following:

                                                                   Year Ended
                                              ------------------------------------------------------
                                                 October 3,      September 27,     September 28,
                                                    1998             1997               1996
Purchasing service fees                          $ 124,455          $ 86,073           $ 55,551

Insurance proceeds (a)                                   -           377,427            726,415

Sales of logo T-shirts and hats                    160,596           171,259            214,291

Other                                              205,067           145,522             86,460
                                                 ---------         ---------        -----------

                                                 $ 490,118         $ 780,281        $ 1,082,717
                                                 =========         =========        ===========


      (a) In July 1994, the Company was required to close a restaurant in Manhattan (Ernie's) on a temporary basis to enable structural repairs to be made to the ceiling of the restaurant. The cost of such repairs, other ongoing restaurant operating expenses and a guaranteed profit were borne by a third party. The restaurant reopened in February 1995 and the agreement provided that the third party continue to guarantee some level of operating profits through January 1998. During the fiscal years ended September 27, 1997, the Company received $377,427 and $726,415, respectively, in excess of the continuing restaurant operating expenses.

14.   INCOME PER SHARE OF COMMON STOCK

      The Company adopted in the first quarter of fiscal 1998, The Financial Accounting Standards Board Statement No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. The Company now discloses "Basic Earnings per Share," which is based upon the weighted average number of shares of common stock outstanding during each period and "Diluted Earnings per Share," which requires the Company to include common stock equivalents consisting of dilutive stock options and warrants. The Company also applied the new standard to the periods ended September 27, 1997 and September 28, 1996.

      A reconciliation of the numerators and denominators of the basic and diluted per share computations follow.

                                                      Income            Shares       Per-Share
                                                    (Numerator)     (Denominator)     Amount
Year ended October 3, 1998:
  Basic EPS                                        $  4,612,141        3,826,255      $ 1.21
  Stock options and warrants                                  -           25,764        0.01
                                                   ------------        ---------      ------
  Diluted EPS                                         4,612,141        3,852,019        1.20

Year ended September 27, 1997:
  Basic EPS                                           1,737,655        3,714,116        0.47
  Stock options and warrants                               -              28,695        0.01
                                                   ------------        ---------      ------
  Diluted EPS                                         1,737,655        3,742,811        0.46

Year ended September 28, 1996:
  Basic EPS                                             788,762        3,238,419        0.24
  Stock options and warrants                               -              34,438         -
                                                   ------------        ---------      ------
  Diluted EPS                                           788,762        3,272,857        0.24


15.   QUARTERLY INFORMATION (UNAUDITED)

      The following table sets forth certain quarterly operating data.


                                                               Fiscal Quarter Ended
                                   -----------------------------------------------------------------------------
                                      December 27,         March 28,           June 27           October 3
                                          1997               1998                1998               1998
1998

Net sales                            $26,940,384         $25,198,012        $33,029,512        $32,230,545

Gross restaurant profit               19,692,165          18,345,554         24,432,866         23,662,166

Net income (loss)                        727,441            (254,154)         2,428,676          1,710,178

Net income (loss) per share -
  basic and diluted                       $ 0.19             $ (0.07)            $ 0.63             $ 0.45



                                                               Fiscal Quarter Ended
                                   -----------------------------------------------------------------------------
                                      December 28,         March 29,           June 28         September 27,
                                          1996               1997                1997               1997
1997

Net sales                             $18,166,656         $24,887,795        $31,469,304        $29,802,631

Gross restaurant profit                13,068,926          17,775,683         22,922,594         22,107,296

Net income (loss)                        (552,503)         (1,108,203)         1,947,476          1,450,885

Net income (loss) per share
  basic and diluted                       $ (0.16)            $ (0.29)            $ 0.51             $ 0.38

16.   SUBSEQUENT EVENTS (UNAUDITED)

      RESTAURANT SALES - In the first quarter of fiscal 1999, the Company sold a restaurant located in New York City and a restaurant located in Washington, D.C. for an aggregate selling price of $1,225,000, of which $975,000 was received in cash and $250,000 was financed by notes. The notes are due in monthly installments of $5,537, inclusive of interest at 10%, from May 1999 through April 2004. The Company expects to recognize gains of approximately $600,000 on these sales.


                                     ******

                                EXHIBIT INDEX


        Exh. No.  Description
        --------  ------------

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

          10.2 Form of Indemnification Agreement entered into between the Registrant and each of its Directors and Executive Officers incorporated by reference to Exhibit 10.2 to the 1994 10-K.

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

          10.5 Ark Restaurants Corp. 1996 Stock Option Plan, incorporated by reference to Exhibit 10.53 to the March 1996 10-Q.

         *10.6    Lease Agreement dated May 17, 1996 between New York-New York
                  Hotel, LLC, and Las Vegas America Corp.(1)

         *10.7    Lease Agreement dated May 17, 1996 between New York-New York
                  Hotel, LLC, and Las Vegas Festival Food Corp.(1)

         *10.8    Lease Agreement dated May 17, 1996 between New York-New York
                  Hotel, LLC, and Las Vegas Steakhouse Corp.(1)

           *21    Subsidiaries of the Registrant.

           *23    Consent of Deloitte & Touche LLP.

           *27    Financial Data Schedule pursuant to Article 5 of Regulation
                  S-X filed with EDGAR Version only.


           ---------------------------------
           *Filed Herewith

          (1) Certain information has been omitted and filed separately with the SEC pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 15 day of December, 1998.


                                              ARK RESTAURANTS CORP.


                                              By: /s/Michael Weinstein
                                                 ----------------------------
                                                 MICHAEL WEINSTEIN, President


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.



Signature                           Title                          Date
---------                           -----                          ----

/s/ Ernest Bogen                    Chairman of the Board          December 15, 1998
----------------
(Ernest Bogen)

/s/ Michael Weinstein               President and Director         December 15, 1998
---------------------
(Michael Weinstein)

/s/ Vincent Pascal                  Vice President,                December 15, 1998
------------------
(Vincent Pascal)                    Secretary and Director

/s/ Robert Towers                   Vice President, Treasurer,     December 15, 1998
-----------------
(Robert Towers)                     Principal Financial Officer
                                    and Director

/s/ Andrew Kuruc                    Vice President, Controller,    December 15, 1998
----------------
(Andrew Kuruc)                      Principal Accounting Officer
                                    and Director

/s/ Donald D. Shack                 Director                       December 15, 1998
-------------------
(Donald D. Shack)

/s/ Jay Galin                       Director                       December 15, 1998
-------------
(Jay Galin)

/s/ Paul Gordon                     Director                       December 15, 1998
---------------
(Paul Gordon)
