Form 10-Q
period 1999-01-02
ARK RESTAURANTS CORP
filed 1999-02-16
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark one)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 2, 1999

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             New York                                      13-3156768
---------------------------------------           ------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

  85 Fifth Avenue, New York, New York                         10003
---------------------------------------           ------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including
area code                                               (212) 206-8800
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

                             Yes   X    No
                                 ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                       Outstanding shares at February 12, 1999
------------------------------        -----------------------------------------
(Common stock, $.01 par value)                         3,551,399

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


                                                                             PAGE
                                                                             ----
PART I - FINANCIAL INFORMATION:

  Item 1.  Consolidated Financial Statements:

   Consolidated Condensed Balance Sheets - January 2, 1999
    (Unaudited) and October 3, 1998                                             1

   Consolidated Condensed Statements of Operations and
    Retained Earnings - 13-Week Periods Ended January 2, 1999
    (Unaudited) and December 27, 1997 (Unaudited).                              2

    Consolidated Condensed Statements of Cash Flows - 13-Week Periods
    Ended January 2, 1999 (Unaudited) and December 27, 1997 (Unaudited)         3

   Notes to Consolidated Condensed Financial
    Statements (Unaudited)                                                     4-5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                6-11

PART II - OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                                      12

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------



                                                                       January 2,   October 3,
                                                                          1999          1998
                                                                       ---------    ----------
                                                                     (Unaudited)
     ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents                                             $ 1,111      $ 1,023
  Accounts receivable                                                     3,314        2,507
  Inventories                                                             1,942        1,950
  Current portion of long-term receivables                                  413          416
  Prepaid expenses and other current assets                                 417          491
  Deferred income taxes                                                     909          909
                                                                        -------      -------
     Total current assets                                                 8,106        7,296

LONG-TERM RECEIVABLES                                                     1,350        1,119
ASSETS HELD FOR SALE                                                      1,131        1,768

FIXED ASSETS - At Cost:
  Leasehold improvements                                                 22,524       22,465
  Furniture, fixtures and equipment                                      18,642       18,592
Leasehold improvements in progress                                          195           19
                                                                        -------      -------
                                                                         41,361       41,076

  Less accumulated depreciation and
   amortization                                                          16,605       15,834
                                                                        -------      -------
                                                                         24,756       25,242

INTANGIBLE ASSETS - Less accumulated
  amortization of $2,975 and $2,829                                       5,380        5,515
OTHER ASSETS                                                              1,342        1,131
DEFERRED INCOME TAXES                                                       981        1,031
                                                                        -------      -------

TOTAL ASSETS                                                            $43,046      $43,102
                                                                        -------      -------
                                                                        -------      -------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                              $ 3,819      $ 3,563
  Accrued expenses and other current
   liabilities                                                            3,308        2,908
  Current maturities of long-term debt                                      614          609
  Current maturities of capital lease obligations                           206          230
  Accrued income taxes                                                      589          705
                                                                        -------      -------
      Total current liabilities                                           8,536        8,015

LONG-TERM DEBT - net of current maturities                                3,399        4,405

OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities                                                                 100          149

OPERATING LEASE DEFERRED CREDIT                                           1,471        1,471

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000 shares;
   issued, 5,188 shares                                                      52           52
  Additional paid-in capital                                             14,215       14,215
  Retained earnings                                                      18,591       17,565
                                                                        -------      -------
                                                                         32,858       31,832

  Less treasury stock, 1,562 and 1,504 shares                             3,318        2,770
                                                                        -------      -------
      Total shareholders' equity                                         29,540       29,062
                                                                        -------      -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $43,046      $43,102
                                                                        -------      -------
                                                                        -------      -------

See notes to consolidated condensed
  financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS & RETAINED EARNINGS (Unaudited) (In Thousands, Except per share amounts)




                                                                              13 Weeks Ended
                                                                        --------------------------
                                                                        January 2,    December 27,
                                                                           1999           1997
                                                                        ----------    ------------
NET SALES                                                                 $26,933       $26,940

COST OF SALES                                                               7,110         7,248
                                                                          -------       -------

GROSS RESTAURANT PROFIT                                                    19,823        19,692

MANAGEMENT FEE INCOME                                                          64           197
                                                                          -------       -------

                                                                           19,887        19,889
                                                                          -------       -------


OPERATING EXPENSES
  Payroll and payroll benefits                                              9,761         9,756
  Occupancy                                                                 3,296         3,176
  Depreciation and amortization                                               992           946
  Other                                                                     2,636         3,490
                                                                          -------       -------

                                                                           16,685        17,368

GENERAL AND ADMINISTRATIVE EXPENSES                                         1,535         1,392
                                                                          -------       -------

                                                                           18,220        18,760
                                                                          -------       -------

OPERATING INCOME                                                            1,667         1,129
                                                                          -------       -------


OTHER EXPENSE (INCOME):
  Interest expense, net                                                        64            85
  Other income                                                               (107)         (167)
                                                                          -------       -------
                                                                              (43)          (82)
                                                                          -------       -------

INCOME BEFORE PROVISION FOR INCOME TAXES                                    1,710         1,211

PROVISION FOR INCOME TAXES                                                    684           484
                                                                          -------       -------

NET INCOME                                                                $ 1,026       $   727
                                                                          -------       -------
                                                                          -------       -------

RETAINED EARNINGS, Beginning of period                                     17,565        12,953
                                                                          -------       -------

RETAINED EARNINGS, End of period                                          $18,591       $13,680
                                                                          -------       -------
                                                                          -------       -------


NET INCOME PER SHARE - BASIC & DILUTED                                     $.28           $.19
                                                                           ----           ----
                                                                           ----           ----

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                                   3,646         3,835
                                                                          -------       -------
                                                                          -------       -------

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                                 3,660         3,859
                                                                          -------       -------
                                                                          -------       -------


See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                                 13 Weeks Ended
                                                                           --------------------------
                                                                           January 2,    December 27,
                                                                              1999           1997
                                                                           ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $ 1,026        $   727
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of fixed assets                             829            849
      Amortization of intangibles                                               163             99
      Gain on sale of restaurants                                              (646)          (185)
      Deferred income taxes                                                      50             --
 Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                               (807)          (709)
      Decrease (Increase) in inventories                                          8            (32)
      Decrease (Increase) in prepaid expenses & other
       current assets                                                            74           (101)
      Decrease (Increase) in other assets                                      (211)            77
      Increase (Decrease) in accounts payable - trade                           256           (257)
      Increase (Decrease) in accrued expenses and other
       current liabilities                                                      325           (131)
      Increase (Decrease) in accrued income taxes                              (116)          (131)
                                                                            -------        -------
      Net cash provided by operating activities                                 951            206
                                                                            -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets, net                                               (285)           (12)
  Additions to intangible assets                                                (11)            --
  Payments received on long-term receivables                                     80            122
  Restaurant sales                                                              975            200
                                                                            -------        -------
         Net cash used in investing activities                                  759            310
                                                                            -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                      800            250
  Principal payment on long-term debt                                        (1,801)          (993)
  Principal payment on capital lease obligations                                (73)           (65)
  Purchase of treasury stock                                                   (548)            --
  Exercise of stock options                                                      --             65
                                                                            -------        -------
        Net cash used in financing activities                                (1,622)          (743)
                                                                            -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             88           (227)

CASH AND CASH EQUIVALENTS, beginning of period                                1,023            722
                                                                            -------        -------

CASH AND CASH EQUIVALENTS, end of period                                    $ 1,111        $   495
                                                                            -------        -------
                                                                            -------        -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                                 $   105        $   141
                                                                            -------        -------
                                                                            -------        -------
   Income taxes                                                             $   749        $   614
                                                                            -------        -------
                                                                            -------        -------


See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at January 2, 1999 and results of operations and changes in cash flows for the periods ended January 2, 1999 and December 27, 1997 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 3, 1998. The results of operations for the period ended January 2, 1999 is not necessarily indicative of the operating results for the full year.

2.  RESTAURANT SALES

   In the first quarter of fiscal 1999 the Company sold a restaurant located in New York City and a restaurant located in Washington, DC for an aggregate selling price of $1,225,000, of which $975,000 was paid in cash and the balance of $250,000 was financed by notes. The notes are due in monthly installments of $5,537, inclusive of interest at 10%, from May 1999 through April 2004. The Company recognized a gain of $611,000 on these sales.

3.  INCOME PER SHARE OF COMMON STOCK

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

   A reconciliation of the numerators and denominators of the basic and diluted per share computations follow:


                                        Income          Shares           Per-Share
                                     (Numerator)     (Denominator)        Amount
                                     -----------     -------------        ------
13-weeks ended January 2, 1999:

 BASIC EPS                            $1,026,000        3,646,000          $.28
  Stock Options &
   Warrants                                   --           14,000              -
                                      ----------        ---------          ----
 DILUTED EPS                          $1,026,000        3,660,000          $.28
                                      ----------        ---------          ----

13-weeks ended December 27, 1997:

 BASIC EPS                              $727,000        3,835,000          $.19
  Stock Options &
  Warrants                                    --           24,000             -
                                        --------        ---------          ----
 Diluted EPS                            $727,000        3,859,000          $.19
                                        --------        ---------          ----


Options to purchase 232,500 shares of common stock at prices ranging from $11.375 to $12 per share and warrants to purchase 35,000 shares of common stock at $11.625 were not included in the computation of diluted earnings per share at January 2, 1999 because the exercise prices were greater than the average market price of the common shares.

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

NET SALES

     Net sales at restaurants and bars owned by the Company were basically unchanged in the 13-week period ended January 2, 1999 from the comparable period ended December 27, 1997. Net sales for the quarter increased by $1,310,000 from sales at restaurants which the Company did not operate in the 13-week period last year (Red and the Stage Deli in Las Vegas were opened or acquired in the fiscal year ended October 3, 1998) and decreased by $1,926,000 from sales at restaurants that the Company no longer operates (B. Smith's DC and Perretti Italian Cafe were sold in the 13-week period ended January 2, 1999 and An American Place and the Beekman 1766 Tavern were sold in the 1998 fiscal year). Same store sales in the 13-week period ended January 2, 1999 increased by 2.5% principally due to increased customer counts. The components of this change consisted of a 4.6% increase in the Company's Las Vegas operations along with a 1.5% increase in the Company's other operations.

COSTS AND EXPENSES

     The Company's cost of sales consists only of food and beverage costs at restaurants and bars owned by the Company. For the 13-week period ended January 2, 1999 cost of sales as a percentage of net sales decreased to 26.4% from 26.9% for the comparable period last year. There were comparable decreases at the Company's Las Vegas and non Las Vegas facilities.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales, decreased to 62.0% for the 13-week period ended January 2, 1999 from 64.5% last year. Operating expense during the 13-week period ended January 2, 1999 is net of gains of $611,000, or 2.3% of net sales, from two restaurants which were sold (B. Smith's DC and Perretti Italian Cafe).

     General and administrative expenses, as a percentage of net sales, were 5.7% for the 13-week period ended January 2, 1999 as compared to 5.2% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 5.3% for the 13-week period ended January 2, 1999 as compared to 4.6% last year.

     The Company had net income of $1,026,000 for the 13-week period ended January 2, 1999 as compared to net income of $727,000 last year. The results for the 13-week period ended January 2, 1999 include after tax gains of $388,000 from the sale of two restaurants (B. Smith's DC and Perretti Italian Cafe) and the results for the 13-week period last year include after tax gains of $111,000 from the sale of one restaurant (Jim McMullen).

     During the 13-week period ended January 2, 1999 the Company managed five restaurants and during the 13-week period last year the Company managed five restaurants and two corporate dining facilities owned by third parties. Net sales of the managed locations were $2,157,000 during the 13-week period ended January 2, 1999 as compared to $3,466,000 last year. This decrease was primarily the result of the termination of management agreements in the fiscal year ended October 3, 1998 at two corporate dining facilities managed by the Company. Nets sales of these operations are not included in consolidated net sales.

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

     As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, commencing January 1, 1994, to a tax credit based on the amount of tip income of restaurant service personnel. The Company estimates that this credit will be in excess of $500,000 for the current year.

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

     The Company's Revolving Credit facility with its main bank includes a $10,000,000 facility for use in construction and acquisition of new restaurants and for working capital at the Company's existing restaurants. The facility allows the Company to borrow up to $10,000,000 until April 2000 at which time outstanding loans mature. The loans bear interest at a rate of prime plus 1/2%. At January 2, 1999 the Company had borrowings of $1,700,000 outstanding on the facility.

     The Company also has a two-year $1,000,000 letter of credit facility for use in lieu of lease security deposits. At January 2, 1999 the Company had delivered $706,000 in irrevocable letters of credit on this facility.

     At January 2, 1999, the Company had a working capital deficit of $430,000 as compared to a working capital deficit of $719,000 at October 3, 1998. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

     The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds.

RESTAURANT EXPANSION

   The Company is constructing a 500 plus seat Southwestern style restaurant at Union Station in Washington, D.C., where the Company operates two other restaurants. The Company expects to incur up to $1,800,000 in capital costs and other pre-opening expenses to open this restaurant. The Company expects to open this restaurant in the March 1999 fiscal quarter.

     The Company expects to shortly begin construction on its previously announced project at a large theatre development in Southfield, Michigan under a joint venture agreement with Sony Theatres' Loeks Star Partners and Millennium Partners. There the Company will develop and operate four restaurants containing a total of approximately 50,000 square feet. The Company anticipates that its share of the required capital contributions to meet the construction costs, initial inventories and pre-opening expenses will be $6,500,000. The project is currently scheduled to open in the September 1999 fiscal quarter.

     Although the Company is not currently committed to any other projects, the Company is exploring additional opportunities for expansion of its business. The Company expects to fund its existing projects through cash from operations and from the anticipated revision of the existing credit facilities. Additional expansion may require additional external financing.

YEAR 2000

     The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently used two-digit fields to designate a year. When the century date occurs, date-sensitive systems may recognize the year 2000 as 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly.

     The Company is currently reviewing, testing and correcting non-compliant systems. The review stage should be completed by the end of the March 1999 quarter and all non-compliant systems should be remedied by the end of the September 1999 quarter. The Company estimates that the cost of remediation will not exceed $150,000.

     The Company's centralized financial accounting and reporting software system which processes information generated daily at each of the Company's restaurants is Year 2000 compliant. However, certain hardware which processes such information is currently non-compliant and is in the process of being modified or replaced as needed at both corporate headquarters and the applicable restaurants. Several of the Company's restaurants have non-compliant point-of-sale systems. These systems process customer orders and generate billing information. The Company is modifying those systems which can be modified and replacing the systems which can not be modified. The Company's centralized purchasing system which process numerous orders from the Company's restaurants is Year 2000 compliant.

     The Company has initiated communications with its significant vendors and service providers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. At the Company's facilities at the New York-New York Hotel and Casino, for example, the Company utilizes and interfaces with systems provided by the Hotel and failure of the Hotel's computer systems to adequately address the Year 2000 issue may have a material adverse effect upon the Company. The Company has been advised by the Hotel that its systems are expected to be Year 2000 compliant.

     The Company is dependent upon major credit card issuers for the remittance to the Company of charges incurred by customers. The Company has been advised that the major credit card issuers in the United States have addressed the Year 2000 issues they confront and do expect that their systems will function properly in the Year 2000.

     Other vendors and service providers with which the Company does business may not have adequately addressed the year 2000 issue. However, the Company believes that there are numerous sources for the various products and services used by the Company and does not anticipate that Year 2000 compliance issues confronted by its vendors and service providers will have a material effect upon the Company.

     The Company does not believe that any further contingency plans are warranted at the present time. If for any reason the Company's remaining non-compliant systems cannot be remedied, the Company expects to have developed appropriate contingency plans by the end of the September 1999 fiscal quarter.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 12, 1999

         ARK RESTAURANTS CORP.

         By /S/ Michael Weinstein
            --- -----------------
                Michael Weinstein, President


         By /S/ Andrew B. Kuruc
            --- ---------------
                Andrew B. Kuruc
                Vice President, Controller and
                Principal Accounting Officer