Form 10-Q
period 1999-04-03
ARK RESTAURANTS CORP
filed 1999-05-18
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 3, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                  13-3156768
------------------------------------                ------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  85 Fifth Avenue, New York, New York                     10003
----------------------------------------            ------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including
area code                                             (212) 206-8800
                                                    ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                      Outstanding shares at May 17, 1999
------------------------------       ----------------------------------
(Common stock, $.01 par value)                    3,311,599

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION:                                                      PAGE
                                                                                     ----
  Item 1.  Consolidated Financial Statements:

   Consolidated Condensed Balance Sheets - April 3, 1999
    (Unaudited) and October 3, 1998                                                    1

   Consolidated Condensed Statements of Operations and Retained Earnings -
    13-week periods ended April 3, 1999 (Unaudited) and March 28, 1998
    (Unaudited) and 26-week periods ended April 3, 1999 (Unaudited) and March
    28, 1998 (Unaudited)                                                               2

   Consolidated Condensed Statements of Cash Flows - 26-week periods ended April
    3, 1999 (Unaudited) and March 28, 1998 (Unaudited)                                 3

   Notes to Consolidated Condensed Financial
    Statements (Unaudited)                                                            4-5

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                         6-10

PART II - OTHER INFORMATION:

 Item 1. Legal Proceedings                                                             11

 Item 4. Submission of Matters to a Vote of Security Holders                           11

 Item 6. Exhibits and Reports on Form 8-K                                              11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                         April 3,        October 3,
                                                                           1999             1998
                                                                       -----------      ------------
     ASSETS                                                            (unaudited)
  CURRENT ASSETS:
  Cash and cash equivalents                                             $ 1,177            $ 1,023
  Accounts receivable                                                     2,143              2,507
  Inventories                                                             1,928              1,950
  Current portion of long-term receivables                                  457                416
  Prepaid expenses and other current assets                                 534                491
  Refundable and prepaid income taxes                                       158                 -
  Deferred income taxes                                                     909                909
                                                                        -------            -------
      Total current assets                                                7,306              7,296

LONG-TERM RECEIVABLES                                                     1,293              1,119

ASSETS HELD FOR SALE                                                      1,085              1,768

FIXED ASSETS - At Cost:
  Leasehold improvements                                                 22,507             22,465
  Furniture, fixtures and equipment                                      18,692             18,592
  Leasehold improvements in progress                                      1,683                 19
                                                                        -------            -------
                                                                         42,882             41,076

  Less accumulated depreciation and
   amortization                                                          17,361             15,834
                                                                        -------            -------
                                                                         25,521             25,242

INTANGIBLE ASSETS - Less accumulated
  amortization of $3,117 and $2,829                                       5,245              5,515
DEFERRED INCOME TAXES                                                       981              1,031
OTHER ASSETS                                                              1,615              1,131
                                                                        -------            -------
TOTAL ASSETS                                                            $43,046            $43,102
                                                                        -------            -------
                                                                        -------            -------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                              $ 3,092            $ 3,563
  Accrued expenses and other current
   liabilities                                                            3,218              2,908
  Current maturities of long-term debt                                      975                609
  Current maturities of capital lease obligations                           192                230
  Accrued income taxes                                                       -                 705
                                                                        -------            -------
      Total current liabilities                                           7,477              8,015

LONG-TERM DEBT - net of current maturities                                5,742              4,405
OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities                                                                  51                149
OPERATING LEASE DEFERRED CREDIT                                           1,471              1,471

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000 shares;
   issued, 5,188                                                             52                 52
  Additional paid-in capital                                             14,215             14,215
  Retained earnings                                                      18,434             17,565
                                                                        -------            -------
                                                                         32,701             31,832
  Less treasury stock, 1,671 and 1,504 shares                             4,396              2,770
                                                                        -------            -------

      Total shareholders' equity                                         28,305             29,062
                                                                        -------            -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $43,046            $43,102
                                                                        -------            -------
                                                                        -------            -------


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (Unaudited) (In Thousands, Except per share amounts)
-------------------------------------------------------------------------------


                                                      13 Weeks Ended              26 Weeks Ended
                                                   --------------------        -------------------

                                                   April 3,      March 28,      April 3,  March 28,
                                                     1999          1998           1999      1998
                                                   --------      --------      --------  ---------
NET SALES                                          $23,345       $25,198        $50,278    $52,138

COST OF SALES                                        6,361         6,853         13,471     14,101
                                                   -------       -------        -------    -------

GROSS RESTAURANT PROFIT                             16,984        18,345         36,807     38,037

MANAGEMENT FEE INCOME                                  447           440            511        637
                                                   -------       -------        -------    -------

                                                    17,431        18,785         37,318     38,674
                                                   -------       -------        -------    -------

OPERATING EXPENSES
  Payroll and payroll benefits                       8,987         9,616         18,748     19,372
  Occupancy                                          3,174         3,354          6,470      6,530
  Depreciation and amortization                        959           948          1,951      1,894
  Other                                              3,075         3,535          5,711      7,025
                                                   -------       -------        -------    -------

                                                    16,195        17,453         32,880     34,821

GENERAL AND ADMINISTRATIVE
 EXPENSES                                            1,608         1,734          3,143      3,126
                                                   -------       -------        -------    -------
                                                    17,803        19,187         36,023     37,947
                                                   -------       -------        -------    -------

OPERATING INCOME (LOSS)                               (372)         (402)         1,295        727
                                                   -------       -------        -------    -------

OTHER EXPENSE (INCOME):
  Interest expense, net                                 72           168            136        253
  Other income                                        (183)         (147)          (290)      (314)
                                                   -------       -------        -------    -------
                                                      (111)           21           (154)       (61)
                                                   -------       -------        -------    -------

INCOME (LOSS) before provision
 (benefit) for income taxes                           (261)         (423)         1,449        788

PROVISION (BENEFIT) for income taxes                  (104)         (169)           580        315
                                                   -------       -------        -------    -------

NET INCOME (LOSS)                                     (157)         (254)           869        473

RETAINED EARNINGS, Beginning
  of period                                         18,591        13,680         17,565     12,953
                                                   -------       -------        -------    -------

RETAINED EARNINGS, End of period                   $18,434       $13,426        $18,434    $13,426
                                                   -------       -------        -------    -------
                                                   -------       -------        -------    -------

NET INCOME (LOSS) PER SHARE -
  BASIC & DILUTED                                   $(.04)        $(.07)          $.24        $.12
                                                   -------       -------        -------    -------
                                                   -------       -------        -------    -------

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC              3,562         3,842          3,604      3,839
                                                   -------       -------        -------    -------
                                                   -------       -------        -------    -------

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED            3,562         3,842          3,611      3,863
                                                   -------       -------        -------    -------
                                                   -------       -------        -------    -------


See notes to consolidated condensed
financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
-------------------------------------------------------------------------------


                                                                         26 Weeks Ended
                                                                    ------------------------
                                                                     April 3,      March 28,
                                                                       1999          1998
                                                                    ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $  869       $   473
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization of fixed assets                    1,630         1,680
      Amortization of intangibles                                        321           214
      Gain on sale of restaurants                                       (681)         (185)
      Deferred income taxes                                               50            -
  Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                         364          (512)
      Decrease (Increase) in inventories                                  22           (24)
      Decrease (Increase) in prepaid expenses and other
       current assets                                                    (43)         (137)
      Decrease (Increase) in refundable and prepaid income taxes        (158)         (218)
      Decrease (Increase) in other assets                               (523)           69
      Increase (Decrease) in accounts payable - trade                   (471)          (99)
      Increase (Decrease) in accrued expenses and other
       current liabilities                                               235          (371)
      Increase (Decrease) in accrued income taxes                       (705)         (414)
                                                                     -------       -------

        Net cash provided by operating activities                        910           476
                                                                     -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                           (1,806)         (365)
  Additions to intangible assets                                         (18)          (61)
  Payments received on long-term receivables                             153           161
  Restaurant acquisition                                                  -         (2,735)
  Restaurant sales                                                       975           200
                                                                     -------       -------
         Net cash used in investing activities                          (696)       (2,800)
                                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                           4,200         4,100
  Principal payment on long-term debt                                 (2,498)       (1,734)
  Principal payment on capital lease obligations                        (136)         (134)
  Purchase of treasury stock                                          (1,626)           -
  Exercise of stock options                                               -             65
                                                                     -------       -------

         Net cash provided by (used) in financing activities             (60)        2,297
                                                                     -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     154           (27)

CASH AND CASH EQUIVALENTS, beginning of period                         1,023           722
                                                                     -------       -------

CASH AND CASH EQUIVALENTS, end of period                              $1,177       $   695
                                                                     -------       -------
                                                                     -------       -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                           $  224       $   327
                                                                     -------       -------
                                                                     -------       -------

   Income taxes                                                       $1,392           945
                                                                     -------       -------
                                                                     -------       -------

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
-------------------------------------------------------------------------------

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 3, 1999 and results of operations and changes in cash flows for the periods ended April 3, 1999 and March 28, 1998 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 3, 1998. The results of operations for the periods ended April 3, 1999 are not necessarily indicative of the operating results for the full year.

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

3. LONG-TERM DEBT

   In March 1999 the Company and its main bank (Bank Leumi USA) reached an agreement to extend the Revolving Credit and Term Loan Facility for an additional two years until April 2001 and allow the Company to borrow up to $13,000,000. Loans under this amended facility will bear interest at a rate of prime plus 1/2% per annum. The Facility also includes a $2,000,000 two-year Letter or Credit Facility for use in lieu of lease security deposits.

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

   A reconciliation of the numerators and denominators of the basic and diluted per share computations follow:


                                 Income(loss)         Shares            Per-Share
                                 (Numerator)       (Denominator)          Amount
                                 ------------      ------------         ---------
13-weeks ended April 3, 1999:

 BASIC EPS                           (157,000)        3,562,000           ($.04)
  Stock Options &
   Warrants                                --               --              --
                                    ---------         ---------          ------
 DILUTED EPS                        ($157,000)        3,562,000           ($.04)
                                    ---------         ---------          ------


26-weeks ended April 3, 1999:

 BASIC EPS                           $869,000         3,604,000            $.24
  Stock Options &
  Warrants                                 --             7,000             --
                                    ---------         ---------          ------
Diluted EPS                          $869,000         3,611,000            $.24
                                    ---------         ---------          ------



   Options to purchase 311,500 shares of common stock at a price range of $8.00 to $12.00 and warrants to purchase 35,000 shares of common stock at $11.63 are not included in diluted earnings per share for the 13-week period ended April 3, 1999 for the Company had a loss for such period. Accordingly, stock options were antidilutive for such period.

   Options to purchase 232,500 shares of common stock at a price range of $11.38 to $12 per share and warrants to purchase 35,000 shares of common stock at $11.63 were not included in the computation of diluted earnings per share for 26-week period ended April 3, 1999 because the exercise prices were greater than the average market price of the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Certain of these risks and uncertainties are discussed under the heading "forward looking statements"in the Company's annual report on form 10-K for the fiscal year ended October 3, 1998.

NET SALES

     Net sales at restaurants owned by the Company decreased 7.4% in the 13-week period ended April 3, 1999 from the comparable period ended March 28, 1998. Net sales for the quarter decreased by $2,281,000 from the loss of sales at restaurants that the Company no longer operate (B. Smith's DC and Perretti Italian Cafe were sold in the 13-week period ended January 2, 1999 and An American Place and the Beekman 1766 Tavern were sold in the 1998 fiscal year). This decrease for the quarter was offset in part by $647,000 in net sales at restaurants which the Company either did not operate during the comparable period last year (Red which opened in August 1998) or operated for only a portion of the comparable period (the Stage Deli in Las Vegas which was acquired in February 1998). Net sales in the 13-week period ended April 3, 1999 were also impacted by the fact that New Year's Eve fell in the first quarter of fiscal 1999 and in the second quarter of fiscal 1998. Same store sales in the quarter decreased by 1.0%. The components of the decrease consisted of a 3.1% increase at the Las Vegas operations offset by a 3.6% decrease at the Company's other operations.

     Net sales at restaurants owned by the Company decreased 3.6% in the 26-week period ended April 3, 1999 from the comparable period ended March 28, 1998. The decrease was principally from sales at restaurants that the Company no longer operate (B. Smith's DC, Perretti Italian Cafe, An American Place and the Beekman 1766 Tavern) offset in part by net sales at restaurants which the Company did not operate during the full comparable period last year (Red and the Stage Deli in Las Vegas). Same store sales in the 26-week period increased by 0.8%. The components of the increase consisted of a 3.8% increase at the Las Vegas operations offset by a 0.9% decrease at the Company's other operations.

COSTS AND EXPENSES

   The Company's cost of sales consists of food and beverage costs at restaurants owned by the Company. For both 13-week periods ended April 3, 1999 and March 28, 1998 cost of sales as a percentage of net sales was 27.2% while cost of sales as a percentage of net sales for the 26-week period ended April 3, 1999 was 26.8% as compared to 27.0% last year.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 69.4% for the 13-week period ended April 3, 1999 as compared to 69.3% last year and for the 26-week period ended April 3, 1999 were 65.4% as compared to 66.8% last year . Operating expenses in the 26-week period ended April 3, 1999 is net of gains on sale of restaurants totaling $681,000, or 1.4% of sales as compared to gains on sale of $185,000 or 0.4% of sales in the 26-week period ended March 28, 1998.

     General and administrative expenses, as a percentage of net sales, remained constant at 6.9% during the 13-week period ended April 3, 1999 as compared to last year and were 6.3% during the 26-week period ended April 3, 1999 as compared to 6.0% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 6.4% for the 13-week period ended April 3, 1999 as compared to 6.3% last year and would have been 5.8% for the 26-week period ended April 3, 1999 as compared to 5.4% last year.

     The Company had a net loss of $157,000 for the 13-week period ended April 3, 1999 as compared to a net loss of $254,000 last year and had net income of $869,000 for the 26-week period ended April 3, 1999 as compared to a net income of $473,000 last year. The results for the 26-week period ended April 3, 1999 include after tax gains of $388,000 from the sale of two restaurants (B. Smith's DC and Perretti Italian Cafe) and the results for the 13-week period last year include after tax gains of $111,000 from the sale of one restaurant (Jim McMullen).

     During the 26-week period ended April 3, 1999 the Company managed five restaurants and during the 26-week period last year the Company managed five restaurants and two corporate dining facilities owned by third parties. Net sales of the managed locations were $3,851,000 during the 26-week period ended April 3, 1999 as compared to $5,827,000 last year. This decrease was primarily the result of the termination of management agreements in the fiscal year ended October 3, 1998 at two corporate dining facilities managed by the Company. Net sales of these operations are not included in consolidated net sales.

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

        The Company's overall effective tax rate in the future will be affected by factors such as the level of losses incurred at the Company's New York facilities (which cannot be consolidated for state and local tax purposes), pre-tax income earned outside of New York City (Nevada has no state income tax and other states in which the Company operate have income tax rates substantially lower in comparison to New York) and the utilization of state and local net operating loss carry forwards. In order to more effectively utilize tax loss carry forwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries

     As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The Company estimates that this credit will be in excess of $500,000 for the current year.

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

     The Company and its main bank reached an agreement in March 1999 to increase and extend the Revolving Credit Facility for use in the construction and acquisition of new restaurants and for working capital at the Company's existing restaurants. The facility will allow the Company to borrow up to $13,000,000 until April 2001 at which time outstanding loans mature. The loans will bear interest at a rate of prime plus 1/2%. At April 3, 1999 the Company had borrowings of $4,600,000 outstanding under its existing facility.

     The Company also has a two-year $2,000,000 letter of credit facility for use in lieu of lease security deposits. At April 3, 1999 the Company had delivered $564,000 in irrevocable letters of credit on this facility.

     In January 1997, pursuant to a new equipment financing facility, the Company borrowed from its main bank $2,851,000 at an interest rate of 8.75% to refinance the purchase of various restaurant equipment at the Las Vegas restaurant facilities. The note, which is payable in 60 equal monthly installments through January 2002, is secured by such restaurant equipment. At April 3, 1999 the Company had $1,720,000 outstanding on this facility.

     At April 3, 1999, the Company had a working capital deficit of $171,000 as compared to a working capital deficit of $719,000 at October 3, 1998. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

     During the 26-weeks ended April 3, 1999 the Company repurchased 166,500 shares of its outstanding common stock at a total cost of $1,626,480. In August 1998 the Company had authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. In April 1999 the Company authorized an another repurchase of up to 300,000 shares.

     The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds. However, the Company believes that the restrictions do not impair the Company's ability to conduct its business nor limit the Company's opportunities to expand its business.

RESTAURANT EXPANSION

   The Company opened in April 1999 a 500 plus seat Southwestern style restaurant at Union Station in Washington, D.C., (Thunder Grill) where the Company operates two other restaurants (America & Center Cafe). The Company incurred approximately $1,600,000 in capital costs and other pre-opening expenses on this restaurant.

     The Company signed leases in April 1999 to construct and operate two fast food outlets in the recently opened Venetian Hotel & Casino in Las Vegas, Nevada. The Company opened one such facility (Rialto Deli) in May 1999 and expects to open the other facility shortly. The Company expects to spend up to $1,000,000 to open these facilities. The Company is also in negotiations to open additional fast food and restaurant facilities within the casino.

     The Company expects to shortly begin construction on its previously announced project at a large theatre development in Southfield, Michigan under a joint venture agreement with Sony Theatres' Loeks Star Partners and Millennium Partners. There the Company will develop and operate four restaurants containing a total of approximately 50,000 square feet. The Company anticipates that its share of the required capital contributions to meet the construction costs, initial inventories and pre-opening expenses will be $6,500,000. The project is currently scheduled to open in the December 1999 fiscal quarter.

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

     The Company is currently reviewing, testing and correcting non-compliant systems. The review stage was completed by the end of the March 1999 quarter. Certain non-compliant systems have been remedied and the remainder of all non-compliant systems should be remedied by the end of the September 1999 quarter. The Company has spent to date approximately $30,000 and estimates that the additional cost of remediation will not exceed $120,000.

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

PART II - OTHER INFORMATION

ITEM 1.- LEGAL PROCEEDINGS

  In May 1999, an Administrative Law Judge (ALJ) issued a favorable decision involving unfair labor practice charges filed against the Company before the National Labor Relations Board with respect to the Company's Las Vegas subsidiary. The complaint alleged that four employees were terminated and three other employees disciplined because of their union activities. The ALJ found that none of the employees were terminated or disciplined for inappropriate reasons. The ALJ found two violations of management communications rules for which non-economic remedies were proposed. A second unfair labor practice matter is pending before the full National Labor Relations Board.
The Company does not believe that an adverse outcome in this proceeding will have a material adverse effect upon the Company's financial condition or operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held its annual meeting of stockholders on March 10, 1999. The following matters were submitted to a vote of the Company's stockholders:

   (i)     The election of eight directors;

   (ii) The approval of an amendment to the Company's 1996 Stock Option Plan to increase the maximum number of shares of the Company's Common Stock available for issuance under the Plan from 270,000 to 470,000; and

   (iii) The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the 1999 fiscal year.

The Company's stockholders re-elected the entire Board of Directors consisting of Ernest Bogen, Michael Weinstein, Vincent Pascal, Robert Towers, Andrew Kuruc, Paul Gordon, Donald D.Shack, and Jay Galin. Approximately 3,227,000 votes were cast in favor of the re-election of each director, representing approximately 97% of the outstanding shares of common stock.

The Company's stockholders ratified the Amendment to the Company's 1996 Stock Option Plan by a vote of 1,811,335 for, 381,845 against and 6,930 abstentions.

The Company's stockholders ratified the Board of Director's appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1999 fiscal year by a vote of 3,325,856 for, 2,500 against and 3,510 abstentions.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits - Exhibit 27 - Financial Data Schedule

   (b) Reports on Form 8-K - none

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 17, 1999

        ARK RESTAURANTS CORP.

        By /S/ Michael Weinstein
           --- -----------------
               Michael Weinstein, President

        By /S/ Andrew B. Kuruc
           --- ---------------
               Andrew B. Kuruc
               Vice President, Controller and
               Principal Accounting Officer