Form 10-Q
period 1999-07-03
ARK RESTAURANTS CORP
filed 1999-08-13
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (Mark one)

             / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

             /  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                                     13-3156768
-----------------------------------                                  ---------------------
  (State or other jurisdiction of                                      (I.R.S. Employer
   incorporation or organization)                                      Identification No.)

  85 Fifth Avenue, New York, New York                                        10003
-----------------------------------                                  ---------------------
(Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including
area code                                                              (212) 206-8800
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

                               Yes   X    No
                                   ______    _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                      Outstanding shares at August 12, 1999
------------------------------        -------------------------------------
(Common stock, $.01 par value)                    3,296,599

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


                                                                                    PAGE
                                                                                    -----

PART I - FINANCIAL INFORMATION:

  Item 1.  Consolidated Financial Statements:

   Consolidated Condensed Balance Sheets - July 3, 1999
    (Unaudited) and October 3, 1998                                                   1

   Consolidated Condensed Statements of Operations and Retained Earnings -
    13-week periods ended July 3, 1999 (Unaudited) and June 27, 1998 (Unaudited)
    and 39-week periods ended July 3, 1999 (Unaudited) and June 27, 1998
    (Unaudited)                                                                       2

   Consolidated Condensed Statements of Cash Flows - 39-week periods ended July
    3, 1999 (Unaudited) and June 27, 1998 (Unaudited)                                 3

   Notes to Consolidated Condensed Financial
    Statements (Unaudited)                                                           4-5

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                        6-10

PART II - OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                                             11


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------



                                                            July 3,            October 3,
                                                              1999               1998
                                                             -------            -------
                                                           (unaudited)

ASSETS

  CURRENT ASSETS:

  Cash and cash equivalents                                  $   372            $ 1,023
  Accounts receivable                                          2,286              2,507
  Inventories                                                  2,091              1,950
  Current portion of long-term receivables                       444                416
  Prepaid expenses and other current assets                      550                491
  Deferred income taxes                                        1,059                909
                                                             -------            -------
      Total current assets                                     6,802              7,296

LONG-TERM RECEIVABLES                                          1,268              1,119

ASSETS HELD FOR SALE                                           1,019              1,768

FIXED ASSETS - At Cost:
  Leasehold improvements                                      23,927             22,465
  Furniture, fixtures and equipment                           19,536             18,592
  Leasehold improvements in progress                           1,832                 19
                                                             -------            -------
                                                              45,295             41,076

  Less accumulated depreciation and
   amortization                                               18,134             15,834
                                                             -------            -------
                                                              27,161             25,242

INTANGIBLE ASSETS - Less accumulated
  amortization of $3,252 and $2,829                            5,178              5,515
DEFERRED INCOME TAXES                                            791              1,031
OTHER ASSETS                                                   2,051              1,131
                                                             -------            -------
TOTAL ASSETS                                                 $44,270            $43,102
                                                             =======            =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                   $ 3,393            $ 3,563
  Accrued expenses and other current
   liabilities                                                 3,611              2,908
  Current maturities of long-term debt                           974                609
  Current maturities of capital lease obligations                196                230
  Accrued income taxes                                           993                705
                                                             -------            -------
      Total current liabilities                                9,167              8,015

LONG-TERM DEBT - net of current maturities                     5,389              4,405
OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities                                                     --                  149

OPERATING LEASE DEFERRED CREDIT                                1,471              1,471

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000 shares;
   issued, 5,188 shares                                           52                 52
  Additional paid-in capital                                  14,215             14,215
  Retained earnings                                           20,550             17,565
                                                             -------            -------
                                                              34,817             31,832
  Less treasury stock, 1,891 and 1,504 shares                  6,574              2,770
                                                             -------            -------
      Total shareholders' equity                              28,243             29,062
                                                             -------            -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $44,270            $43,102
                                                             =======            =======



See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except per share amounts)
--------------------------------------------------------------------------------


                                                      13 Weeks Ended               39 Weeks Ended
                                                 -----------------------       -----------------------
                                                  July 3,        June 27,        July 3,       June 27,
                                                   1999           1998           1999           1998
                                                 --------       --------       --------       --------

NET SALES                                        $ 31,564       $ 33,030       $ 81,842       $ 85,168

COST OF SALES                                       8,156          8,596         21,627         22,697
                                                 --------       --------       --------       --------
GROSS RESTAURANT PROFIT                            23,408         24,434         60,215         62,471

MANAGEMENT FEE INCOME                                 251            250            762            887
                                                 --------       --------       --------       --------
                                                   23,659         24,684         60,977         63,358
                                                 --------       --------       --------       --------

OPERATING EXPENSES
  Payroll and payroll benefits                     10,430         10,595         29,178         29,967
  Occupancy                                         3,578          3,626         10,048         10,156
  Depreciation and amortization                       994          1,030          2,945          2,924
  Other                                             3,698          3,929          9,409         10,954
                                                 --------       --------       --------       --------
                                                   18,700         19,180         51,580         54,001

GENERAL AND ADMINISTRATIVE
 EXPENSES                                           1,442          1,438          4,585          4,564
                                                 --------       --------       --------       --------

                                                   20,142         20,618         56,165         58,565
                                                 --------       --------       --------       --------

OPERATING INCOME (LOSS)                             3,517          4,066          4,812          4,793
                                                 --------       --------       --------       --------

OTHER EXPENSE (INCOME):
  Interest expense, net                               101            127            237            380
  Other income                                       (110)          (110)          (400)          (424)
                                                 --------       --------       --------       --------
                                                       (9)            17           (163)           (44)
                                                 --------       --------       --------       --------

INCOME BEFORE PROVISION FOR
 INCOME TAXES                                       3,526          4,049          4,975          4,837

PROVISION FOR INCOME TAXES                          1,410          1,620          1,990          1,935
                                                 --------       --------       --------       --------

NET INCOME                                          2,116          2,429          2,985          2,902

RETAINED EARNINGS, Beginning
  of period                                        18,434         13,426         17,565         12,953
                                                 --------       --------       --------       --------

RETAINED EARNINGS, End of period                 $ 20,550       $ 15,855       $ 20,550       $ 15,855
                                                 ========       ========       ========       ========

NET INCOME PER SHARE - BASIC                         $.63           $.63           $.85           $.76
NET INCOME PER SHARE - DILUTED                       $.63           $.63           $.85           $.75
                                                     ====           ====           ====           ====

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC           3,335          3,842          3,514          3,840
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED         3,353          3,880          3,525          3,868
                                                    =====          =====          =====          =====



See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                                         39 Weeks Ended
                                                                                         --------------
                                                                                    July 3,            June 27,
                                                                                     1999                1998
                                                                                   -------             -------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                        $ 2,985             $ 2,902
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of fixed assets                                  2,450               2,549
      Amortization of intangibles                                                      496                 375
      Gain on sale of restaurants                                                     (716)               (185)
      Deferred income taxes                                                             90                 149
  Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                                       221                (839)
      Decrease (Increase) in inventories                                              (141)                (35)
      Decrease (Increase) in prepaid expenses and other
       current assets                                                                  (59)               (184)
      Decrease (Increase) in other assets                                             (919)               (178)
      Increase (Decrease) in accounts payable - trade                                 (170)                115
      Increase (Decrease) in accrued expenses and other
       current liabilities                                                             628                 (56)
      Increase (Decrease) in accrued income taxes                                      288                 417
                                                                                   -------             -------

        Net cash provided by operating activities                                    5,153               5,030
                                                                                   -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                         (4,219)             (1,042)
  Additions to intangible assets                                                      (106)               (121)
  Payments received on long-term receivables                                           257                 222
  Issuance of demand notes and long term-receivables                                   (72)               --
  Restaurant acquisition                                                              --                (2,735)
  Restaurant sales                                                                     975                 200
                                                                                   -------             -------
         Net cash used in investing activities                                      (3,165)             (3,476)
                                                                                   -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                         6,550               4,100
  Principal payment on long-term debt                                               (5,202)             (5,925)
  Principal payment on capital lease obligations                                      (183)               (203)
  Purchase of treasury stock                                                        (3,804)               --
  Exercise of stock options                                                           --                    65
                                                                                   -------             -------
         Net cash used in financing activities                                      (2,639)             (1,963)
                                                                                   -------             -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (651)               (409)

CASH AND CASH EQUIVALENTS, beginning of period                                       1,023                 722
                                                                                   -------             -------

CASH AND CASH EQUIVALENTS, end of period                                           $   372             $   313
                                                                                   =======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                                        $   379             $   486
                                                                                   =======             =======

   Income taxes                                                                    $ 1,612               1,368
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

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 3, 1999 and results of operations and changes in cash flows for the periods end July 3, 1999 and June 27, 1998 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 3, 1998. The results of operations for the periods ended July 3, 1999 are not necessarily indicative of the operating results for the full year.

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

3. LONG-TERM DEBT

   In March 1999 the Company and its main bank (Bank Leumi USA) reached an agreement to extend the Revolving Credit and Term Loan Facility for an additional two years until April 2001 and allow the Company to borrow up to $13,000,000. Loans under this amended facility will bear interest at a rate of prime plus 1/2% per annum. The Facility also includes a $2,000,000 two-year Letter of Credit Facility for use in lieu of lease security deposits.

4. INCOME PER SHARE OF COMMON STOCK

   The Company adopted in the first quarter of fiscal 1998, The Financial Accounting Standards Board Statement No. 128 "Earnings per Share" which established new standards for computing and presenting earnings per share. The Company now discloses "Basic Earnings per Share", which is based upon the weighted average number of shares of common stock outstanding during each period and "Diluted Earnings per Share", which requires the Company to include common stock equivalents consisting of dilutive stock options.

   A reconciliation of the numerators and denominators of the basic and diluted per share computations follow:



13-weeks ended July 3, 1999:

                                        Income          Shares       Per-Share
                                     (Numerator)     (Denominator)     Amount
                                      ---------       -----------      -----

 BASIC EPS                            $2,116,000        3,335,000       $.63
  Stock Options &
   Warrants                                    -           18,000          -
                                       ---------       ----------       ----
 DILUTED EPS                          $2,116,000        3,353,000       $.63
                                       ---------        ---------       ----

39-weeks ended July 3, 1999:

 BASIC EPS                            $2,985,000        3,514,000       $.85
  Stock Options &
  Warrants                                    --           11,000          -
                                       ---------        ---------       ----
 Diluted EPS                          $2,985,000        3,525,000       $.85
                                       ---------        ---------       ----



   Options to purchase 232,500 shares of common stock at a price range of $11.38 to $12.00 and warrants to purchase 35,000 shares of common stock at $11.63 are not included in diluted earnings per share for both the 13-week and 39-week periods ended July 3, 1999 because the exercise prices were greater than the average market price of the common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

NET SALES

     Net sales at restaurants owned by the Company decreased 4.4% in the 13-week period ended July 3, 1999 from the comparable period ended June 27, 1998. Net sales for the quarter decreased by $2,390,000 from the loss of sales at restaurants which the Company no longer operate (B. Smith's DC and Perretti Italian Cafe were sold in the 13-week period ended January 2, 1999 and An American Place and the Beekman 1766 Tavern were sold in the 1998 fiscal year). This decrease for the quarter was offset in part by $1,086,000 in net sales from restaurants which either opened in the quarter (Thunder Grill and Rialto Deli) or did not operate during the comparable period last year (Red which opened in August 1998). Same store sales in the quarter decreased by 0.5%. The components of the decrease consisted of a 1.4% decrease at the Las Vegas operations along with a 0.2% decrease at the Company's other operations.

     Net sales at restaurants owned by the Company decreased 3.9% in the 39-week period ended July 3, 1999 from the comparable period last year. The decrease was principally from sales at restaurants that the Company no longer operate (B. Smith's DC, Perretti Italian Cafe, An American Place and the Beekman 1766 Tavern) offset in part by net sales at restaurants which the Company did not operate during the full comparable period last year (Red and the Stage Deli in Las Vegas which was acquired in February 1998) and also offset by net sales at restaurants opened in fiscal 1999 (Thunder Grill and Rialto Deli). Same store sales in the 39-week period increased by 0.5%. The components of the increase consisted of a 2.0% increase at the Las Vegas operations offset by a 0.2% decrease at the Company's other operations.

COSTS AND EXPENSES

     The Company's cost of sales consists of food and beverage costs at restaurants owned by the Company. For the 13-week period ended July 3, 1999 cost of sales as a percentage of net sales was 25.8% as compared to 26.0% last year and cost of sales for the 39-week period was 26.4% as compared to 26.6% last year.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 59.2% for the 13-week period ended July 3, 1999 as compared to 58.1% last year. The Company incurred pre-opening expenses and early operating losses at newly opened restaurants (Thunder Grill and Rialto Deli) of approximately $300,000 in the 13-week period ended July 3, 1999. Operating expenses, as a percentage of net sales, were 63.0% for the 39-week period as compared to 63.4% last year. Operating expenses for the 39-week period ended July 3,1999 are net of gains on sale of restaurants totaling $716,000 or 0.9% of sales as compared to gains on sale of $185,000 or 0.2% of net sales in the 39-week period ended June 27, 1998.

     General and administrative expenses, as a percentage of net sales, were 4.6% for the 13-week period ended July 3, 1999 as compared to 4.4% in the comparable period last year and was 5.6% for the 39-week period as compared to 5.4% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would been 4.2% for the 13-week period ended July 3, 1999 as compared to 4.0% last year and would have been 5.2% for the 39-week period as compared to 4.8% last year.

     The Company had net income of $2,116,000 for the 13-week period ended July 3, 1999 as compared to net income of $2,429,000 last year. Net income for the 39-week period ended July 3, 1999 was $2,985,000 as compared to $2,902,000 last year. The results for the 39-week period ended July 3, 1999 include after tax gains of $430,000 from the sale of restaurants and the results for the 39-week period ended June 27, 1998 include after tax gains of $111,000 from the sale of a restaurant.

     During the 13-week period ended July 3, 1999 the Company managed five restaurants. Net sales of the managed locations were $2,951,000 during the 13-week period ended July 3, 1999 as compared to $3,283,000 last year and net sales were $6,802,000 during the 39-week period as compared to $9,110,000 last year. The decrease in net sales of managed operations is principally due to the termination in fiscal 1998 of two management contracts at corporate dining facilities. Net sales of managed operations are not included in consolidated net sales.

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

     The Company's overall effective tax rate in the future will be affected by factors such as the level of losses incurred at the Company's New York facilities (which cannot be consolidated for state and local tax purposes), the amount of pre-tax income earned outside of New York City (Nevada has no state income tax and other states in which the Company operate have income tax rates substantially lower in comparison to New York) and the utilization of state and local net operating loss carryforwards. In order to more effectively utilize tax loss carryforwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries.

     As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled to a tax credit based on the amount of tip income of restaurant service personnel. The Company estimates that this net credit will be in excess of $500,000 for the current year.

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

     The Company and its main bank reached an agreement in March 1999 to increase and extend the Revolving Credit Facility for use in the construction and acquisition of new restaurants and for working capital at the Company's existing restaurants. The facility will allow the Company to borrow up to $13,000,000 until April 2001 at which time outstanding loans mature. The loans will bear interest at a rate of prime plus 1/2%. At July 3, 1999 the Company had borrowings of $4,400,000 outstanding under its existing facility.

     The Company also has commitments from its main bank and another lending source which will allow the Company to borrow up to $4,000,000 to finance the acquisition of various kitchen equipment at newly constructed restaurants. The loans are repayable in 60 equal installments.

     The Company also has a two-year $2,000,000 letter of credit facility for use in lieu of lease security deposits. At July 3, 1999 the Company had delivered $739,000 in irrevocable letters of credit on this facility.

     In January 1997, pursuant to a new equipment financing facility, the Company borrowed from its main bank $2,851,000 at an interest rate of 8.75% to refinance the purchase of various restaurant equipment at the Las Vegas restaurant facilities. The note, which is payable in 60 equal monthly installments through January 2002, is secured by such restaurant equipment. At July 3, 1999 the Company had $1,580,000 outstanding on this facility.

     At July 3, 1999, the Company had a working capital deficit of $2,365,000 as compared to a working capital deficit of $719,000 at October 3, 1998. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with minimal and even negative working capital.

     During the 39-weeks ended July 3, 1999 the Company repurchased 381,900 shares of its outstanding common stock at a total cost of $3,804,000. In August 1998 the Company had authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock and in April 1999 the Company authorized another repurchase of up to 300,000 shares. As of July 3, 1999 the Company had repurchased 540,900 shares since the inception of the repurchase plan.

     The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds. However, the Company believes that the restrictions do not impair the Company's ability to conduct its business nor limit the Company's opportunities to expand its business.

RESTAURANT EXPANSION

     The Company is committed to constructing three restaurants and four fast food outlets in the recently opened Venetian Hotel & Casino in Las Vegas, Nevada. The Company opened one fast food facility (Rialto Deli) in May 1999 and expects to open the three other fast food facilities in the September 1999 fiscal quarter. The three restaurants are scheduled to open in the December 1999 fiscal quarter. The Company expects to spend up to $13,000,000 to open and operate these facilities.

     The Company has begun construction on its previously announced project at a large theatre development in Southfield, Michigan under a joint venture agreement with Sony Theatres' Loeks Star Partners and Millennium Partners. There the Company will develop and operate four restaurants containing a total of approximately 40,000 square feet. The Company anticipates that its share of the required capital contributions to meet the construction costs, initial inventories and pre-opening expenses will be $7,500,000. The project is currently scheduled to open in the December 1999 fiscal quarter.

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

     The Company is currently reviewing, testing and correcting non-compliant systems. The review stage was completed by the end of the March 1999 quarter. Certain non-compliant systems have been remedied and the remainder of all non-compliant systems should be remedied by the end of the September 1999 quarter. The Company has spent to date approximately $50,000 and estimates that the additional cost of remediation will not exceed $100,000.

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

Date:  August 12, 1999

        ARK RESTAURANTS CORP.

        By /S/ Michael Weinstein
           _____________________
               Michael Weinstein, President



        By /S/ Andrew B. Kuruc
          ____________________
               Andrew B. Kuruc
               Vice President, Controller and
               Principal Accounting Officer