Form 10-K
period 1999-10-02
ARK RESTAURANTS CORP
filed 1999-12-29
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(MARK ONE)

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended October 2, 1999


                                       OR


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________


                         Commission file number 0-14030
                         ------------------------------


                              ARK RESTAURANTS CORP.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New York                                      13-3156768
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


              85 Fifth Avenue, New York, N.Y.                10003
          -----------------------------------------------------------
          (Address of Principal Executive Offices)         (Zip Code)


               Registrant's telephone number, including area code:

                                 (212) 206-8800
                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:


                                                           Name of Each Exchange
      Title of Each Class                                   on Which Registered
      -------------------                                  ---------------------
Common Stock, $.01 par value                                    NASDAQ/NMS


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ].

        The aggregate market value at December 27, 1999 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $15,850,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 27, 1999, there were outstanding 3,181,699 shares of the Registrant's Common Stock, $.01 par value.

Document Incorporated by Reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than January 31, 2000 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

            Ark Restaurants Corp. (the "Registrant" or the "Company") is a holding company which, through subsidiaries, owns and operates 22 restaurants and manages five restaurants owned by others. Fourteen of the restaurants owned or managed by the Company are located in New York City, four are located in Washington, D.C., four are located in Las Vegas, Nevada (one of which is within the Forum Shops at Caesar's Shopping Center and three of which are within the New York-New York Hotel & Casino), three are located in Boston, Massachusetts, and one is located in each of McLean, Virginia and Islamorada, Florida. At the New York-New York Hotel & Casino, the Company also operates the room service, banquet facilities and employee dining room and a complex of nine smaller eateries. The Company also owns and operates four food court facilities at the Venetian Casino Resort. The Company's other operations include catering businesses in New York City and Washington, D.C., as well as wholesale and retail bakeries in New York City.

            The Company is currently constructing significant additional facilities that are scheduled to be completed in fiscal 2000. In Las Vegas, Nevada, the Company is completing construction of two additional restaurants at the Venetian Casino Resort (one of which is scheduled to open in December 1999 and the second of which is scheduled to open in January 2000). A third restaurant at the Venetian Casino Resort is scheduled to open in the fourth quarter of fiscal 2000. Construction will commence shortly on two new facilities at the Aladdin Resort & Casino (a restaurant and a 15,000 square foot food court facility, both of which are scheduled to open during the fourth quarter of fiscal 2000). The Company also owns 50% of a limited liability company (and is the managing member of such company) that is constructing four restaurants at a large theater development in Southfield, Michigan. These restaurants are currently scheduled to open in the second quarter of fiscal 2000.

            The Company was formed in 1983 to concentrate the ownership of four restaurants previously operated by the Company's principals. Until 1987 all of the Company's facilities were located in the New York City metropolitan area. In 1987, three facilities were opened in Boston, Massachusetts. Since then the Company has opened five facilities in the Washington, D.C. metropolitan area (one of which has been sold), one in Islamorada, Florida and one in Jersey City, New Jersey (a management agreement that was terminated in fiscal 1998). In January 1997, the Company opened a group of restaurants in the 2,100-room hotel known as New York-New York Hotel & Casino in Las Vegas, Nevada. Since that time, the Company has significantly expanded its Las Vegas operations and, as noted above, is continuing at the present time to expand such operations.

            In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by the Company has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant's location. Most of the restaurants opened in recent years are of the latter description and the Company intends to concentrate on developing or acquiring similar facilities in the future. The Company opened the restaurant operations at the New York-New York Hotel & Casino in Las Vegas, Nevada in fiscal 1997, opened two such destination restaurants in fiscal 1998 (the Stage Deli located at the Forum Shops in Las Vegas, Nevada and Red located at the South Street Seaport in New York) and one in fiscal 1999 (Thunder Grill in Union Station, Washington, D.C.). By the end of fiscal 2000, the Company expects to have opened three restaurants and four food court facilities at the Venetian Casino Resort and one restaurant and a 15,000 square foot food court containing multiple outlets at the Aladdin Resort & Casino, in Las Vegas, Nevada. The four restaurants at the theater development in Southfield, Michigan also fall within this category of larger, destination restaurants. In fiscal 1998 and 1999, the Company continued its efforts to sell some of its smaller, neighborhood restaurants. Three such facilities were sold in fiscal 1998 and two were sold in fiscal 1999.

            The names and themes of each of the Company's restaurants are different except for the Company's four America restaurants, two Sequoia restaurants and two Gonzalez y Gonzalez restaurants. Also, two of the Company's planned restaurants will be known as Fat Anthony's. The menus in the Company's restaurants are extensive, offering a wide variety of high quality foods at generally moderate prices. One of the Company's restaurants, Lutece, may be classified as expensive. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas utilized by diners awaiting tables. A majority of the net sales of the Company is derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

            While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

            The following table sets forth certain information with respect to the Company's facilities currently in operation and facilities with signed leases that are intended to be opened in fiscal 2000.


                                                                                          Seating
                                                                                        Capacity(2)
                                                                    Restaurant Size       Indoor-           Lease
        Name          Location                  Year Opened(1)       (Square feet)       (Outdoor)      Expiration(3)
        ----          --------                  -----------          -------------       ---------      -------------
Metropolitan Cafe     First Avenue                     1982             4,000            180-(50)             2006
                      New York, New York
                      (between 52nd and 53rd
                      Streets)

Ernie's               Broadway                         1983             6,600                300              2008
                      New York, New York
                      (between 75th and 76th
                      Streets)

America               18th Street                      1984             9,600                350              2004
                      New York, New York
                      (between 5th Avenue
                      and Broadway)

Arlo(4)               Seventh Avenue South             1986(9)          1,700                 90              2011
                      New York, New York
                      (between Charles and
                      10th Streets)

The Grill             Eighth Avenue                    1986(9)          8,000                400              2011
                      New York, New York
                      (at 47th Street)

The Marketplace       Faneuil Hall Market              1987             3,000                100              2000
Cafe(4)               Boston, Massachusetts

El Rio Grande(4)(5)   Third Avenue                     1987             4,000                160              2014
                      New York, New York
                      (between 38th and 39th
                      Streets)



                                                                                          Seating
                                                                                        Capacity(2)
                                                                    Restaurant Size       Indoor-           Lease
        Name          Location                  Year Opened(1)       (Square feet)       (Outdoor)      Expiration(3)
        ----          --------                  -----------          -------------       ---------      -------------
The Brewskeller       Faneuil Hall Market              1987               1,500              50              2000
Pub(4)                Boston, Massachusetts

Gonzalez y            Broadway                         1989               6,000             250           month-to-
Gonzalez              New York, New York                                                                    month
                      (between Houston and
                      Bleecker Streets)

America               Union Station                    1989              10,000             400              2009
                      Washington, D.C.

Center Cafe           Union Station                    1989               4,000             200              2009
                      Washington, D.C.

Sequoia               Washington Harbour               1990              26,000         600(400)             2010
                      Washington, D.C.

Sequoia               South Street Seaport             1991              12,000         300(100)             2006
                      New York, New York

Canyon Road           First Avenue                     1984               2,500             130              2009
                      New York, New York
                      (between 76th and 77th
                      Streets)

The Marketplace       Faneuil Hall Market              1987(10)           2,500             130              2000
Grill(4)              Boston, Massachusetts

America(11)           Tyson's Corner                   1994              11,000             400              2014
                      McLean, Virginia

Lutece                East 50th Street                 1994               2,500              92              2019
                      New York, New York
                      (between 2nd and 3rd
                      Avenues)

Lorelei Restaurant    Islamorada, Florida              1994              10,000             400              2029
and Cabana Bar

Columbus Bakery       Columbus Avenue                  1988               3,000              75              2007
                      New York, New York
                      (between 82nd and 83rd
                      Streets)

Bryant Park Grill     Bryant Park                      1995              25,000         180(820)             2025
& Cafe                New York, New York

Columbus Bakery       First Avenue                     1995               2,000              75              2006
                      New York, New York
                      (between 52nd and 53rd
                      Streets)

America               New York-New York                1997              20,000             450              2017(6)
                      Hotel & Casino
                      Las Vegas, Nevada



                                                                                          Seating
                                                                                        Capacity(2)
                                                                    Restaurant Size       Indoor-           Lease
        Name          Location                  Year Opened(1)       (Square feet)       (Outdoor)      Expiration(3)
        ----          --------                  -----------          -------------       ---------      -------------

Gallagher's           New York-New York                1997               5,000             160              2017(6)
                      Hotel & Casino
                      Las Vegas, Nevada

Gonzalez y            New York-New York                1997               2,000             120              2017(6)
Gonzalez              Hotel & Casino
                      Las Vegas, Nevada

Village Eateries(7)   New York-New York                1997               6,300             400(8)           2017(6)
                      Hotel & Casino
                      Las Vegas, Nevada

The Grill Room        World Financial Center           1997              10,000             250              2012
                      New York, New York

The Stage Deli        Forum Shops                      1998               5,000             200              2008
                      Las Vegas, Nevada

Red                   South Street Seaport             1998               7,000         150(150)             2013
                      New York, New York

Thunder Grill         Union Station                    1999              10,000             500              2019
                      Washington, D.C.

Venetian Food         Venetian Casino Resort           1999               5,000             300(8)           2014
Court                 Las Vegas, Nevada

Tsunami Grill         Venetian Casino Resort           1999(13)          13,000             300              2019
                      Las Vegas, Nevada

Lutece                Venetian Casino Resort           1999(12)           6,400           90(90)             2019
                      Las Vegas, Nevada

Chulas                Venetian Casino Resort           2000(14)           9,700             250              2019
                      Las Vegas, Nevada

Volcano Grill         Star Theatres                    2000(13)          14,000             350              2029
                      Entertainment Complex
                      Southfield, Michigan

Fat Anthony's         Star Theatres                    2000(13)          10,000             250              2029
                      Entertainment Complex
                      Southfield, Michigan

Starlight Brewery     Star Theatres                    2000(13)          12,000             350              2029
                      Entertainment Complex
                      Southfield, Michigan

Z-Dim                 Star Theatres                    2000(13)           9,000             300              2029
                      Entertainment Complex
                      Southfield, Michigan

Aladdin Food          Aladdin Resort &                 2000(14)          15,000             400(8)           2020
Court                 Casino
                      Las Vegas, Nevada

Fat Anthony's         Aladdin Resort &                 2000(14)          10,000             300              2020
                      Casino
                      Las Vegas, Nevada


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

   (5) The Company owns a 19% interest in the partnership which owns El Rio Grande.

   (6) Includes two five-year renewal options exercisable by the Company if certain sales goals are achieved during the two year period prior to the exercise of the renewal option. Under the America lease, the sales goal is $6.0 million. Under the Gallagher's lease the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level substantially in excess of the minimum sales level required to exercise the renewal option for such restaurant.

   (7) The Company operates nine small food court restaurants in a food court at this hotel facility. The Company also operates the hotel's room service, banquet facilities and employee cafeteria.

   (8)    Represents common area seating.

   (9) The Company has operated a restaurant at this site since 1986. In the fourth quarter of fiscal 1999, the Company converted Woody's to Arlo. In the first quarter of fiscal 2000, the Company converted B. Smith's to The Grill.

   (10) The Company has operated a restaurant at this site since 1987. In fiscal 2000, the Company converted Savannah to The Marketplace Grill.

   (11)   This restaurant is under contract to be sold.

   (12)   Opening anticipated in the first quarter of fiscal 2000.

   (13)   Opening anticipated in the second quarter of fiscal 2000.

   (14)   Opening anticipated in the fourth quarter of fiscal 2000.

RESTAURANT EXPANSION

         The Company is constructing four restaurants containing a total of approximately 45,000 square feet at a large theater development in Southfield, Michigan, of which the Company owns 50% in a joint venture with Sony Theatres' Loeks Star Partners and Millennium Partners. The Company is the managing member of the limited liability company that owns the restaurants. The restaurants are currently scheduled to open in the second quarter of fiscal 2000.

         The Company is also constructing three restaurants at the recently opened Venetian Casino Resort in Las Vegas, Nevada, where the Company currently owns and operates four fast food outlets. One restaurant, Lutece, is modeled after the New York restaurant of the same name and is scheduled to open in December 1999. The second restaurant, Tsunami, a pan-Asian restaurant, is scheduled to open in January 2000. The third restaurant, Chulas, a mexican restaurant, is scheduled to open in the fourth quarter of fiscal 2000.

         During the fourth quarter of fiscal 2000, the Company expects to open one restaurant (Fat Anthony's) and one 15,000 square foot food court facility containing multiple outlets in the Aladdin Resort & Casino in Las Vegas, Nevada.

         In April 1999, the Company opened a 500 seat Southwestern style restaurant at Union Station in Washington, D.C., (Thunder Grill) where the Company operates two other restaurants (America & Center Cafe).

         During the second quarter of fiscal 1998, the Company purchased the Stage Deli in the Forum Shops at Caesar's Shopping Center in Las Vegas, Nevada. This 200-seat restaurant operates under a license agreement with the owner of the original Stage Deli in New York City. During the fourth quarter of fiscal 1998, the Company opened its second restaurant at the South Street Seaport in New York City. This facility, Red, is a 7,000 square foot restaurant with a Southwestern theme.

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

         The restaurant facilities at the New York-New York Hotel & Casino represented the Company's first effort at designing, constructing and operating restaurants in Las Vegas and the first such facilities in conjunction with a large-scale hotel and casino operation. The number of patrons served at the various facilities at the New York, New York Hotel & Casino far exceeds the number of patrons served by the Company in any other single location.

         During the third quarter of fiscal 1997, the Company opened The Grill Room at a 10,000 square foot site in the World Financial Center in downtown New York City.

         The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs and costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The amount of such pre-opening expense and early operating loss can generally be expected to depend upon the size and complexity of the facility being opened. The Company estimates that such pre-opening expenses and early operating losses were approximately $400,000 in fiscal 1999, $200,000 in fiscal 1998 and $2,000,000 in fiscal 1997.

         The Company's restaurants generally do not achieve substantial increases from year to year in net sales or profits, which the Company considers to be typical of the restaurant industry. The Company will have to continue to open new and successful restaurants or expand existing restaurants to achieve significant increases in net sales or to replace net sales of restaurants which close because of lease expirations or other reasons. After a restaurant is opened, there can be no assurance that such restaurant will be successful, particularly since in many instances the Company will not operate new restaurants under a tradename currently used by the Company, thereby requiring each new restaurant to establish its own identity.

         The Company intends to continue to direct its restaurant expertise and financial resources in developing larger restaurants benefitting from the high patron traffic of unique locations, such as the Sequoia and Red restaurants in the South Street Seaport in New York, the Sequoia restaurant in Washington Harbour in Washington, the America restaurant in Union Station in Washington, the Bryant Park facilities in New York and the Las Vegas facilities. Nevertheless, the Company also intends to take advantage of other opportunities considered to be favorable when they occur, such as the acquisition of the highly regarded restaurant, Lutece.

RECENT RESTAURANT DISPOSITIONS

         In the first quarter of fiscal 1997, the Company sold three of its smaller restaurants (Mackinac Bar & Grill, The Museum Cafe and Albuquerque Eats/The Rodeo Bar), each of which was operating at a loss at the time of its sale. In fiscal 1998, the Company sold three of its smaller restaurants (Jim McMullen, An American Place and Beekman 1776 Tavern). In the first quarter of fiscal 1999, the Company sold two of its smaller restaurants (Perretti's in New York City and B. Smith's in Washington, D.C.).

         In fiscal 1999, the Company entered into an agreement to sell its America restaurant in Tyson's Corner, McLean, Virginia. The transaction has not closed and the Company has asserted a claim against the buyer for its failure to close in accordance with the agreement. The Company continues to operate the restaurant America on this site.


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


EMPLOYEES

         At December 4, 1999, the Company employed 2,320 persons (including employees at managed facilities), 1,823 of whom were full-time employees, 497 of whom were part-time employees, 38 of whom were headquarters personnel,222 of whom were restaurant management personnel, 641 of whom were kitchen personnel and 1,419 of whom were restaurant service personnel. A number of the Company's restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect the labor costs of the Company and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. With the exception of the employees at Lutece in New York, the Company's employees are not covered by a collective bargaining agreement. The Company believes its employee relations are satisfactory.

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

ITEM 2. PROPERTIES

         The Company's restaurant facilities identified in the chart above and its executive offices are occupied under leases. Most of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the Company's sales at such facility. These leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:


                Years Lease                       Number of
                Term Expire                       Facilities
                -----------                       ----------
                 1999-2000                             4
                 2001-2005                             1
                 2006-2010                            10
                 2011-2015                             7
                 2016-2020                            11
                 2021-2025                             1
                 2026-2030                             5

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

         A lawsuit was commenced against the Company in October 1997 in the District Court for the Southern District of New York by 44 present and former employees alleging various violations of Federal wage and hour laws. The complaint seeks an injunction against further violations of the labor laws and payment of unpaid minimum wages, overtime and other allegedly required amounts, liquidated damages, penalties and attorneys fees. The Company believes that most of the claims asserted in this litigation, including those with respect to minimum wages, are insubstantial. The Company believes that there were certain violations of overtime requirements, which have today been largely corrected, for which the Company will have liability. The period of time in which affected employees could "opt-in" to the lawsuit asserting similar violations has expired and a total of 214 individuals have so elected. Discovery in this action has not been completed. This uncertainty prevents the Company from making any reasonable estimate of its ultimate liability. However, based upon information available to the Company at this time, the Company does not believe that the amount of liability which may be sustained in this action will have a materially adverse effect on its business and financial condition.

         A lawsuit was commenced against the Company in April 1997 in the District Court for Clark County, Nevada by one former employee and one current employee of the Company's Las Vegas subsidiary alleging that (i) the Company forced food service personnel at the Company's Las Vegas restaurant facilities to pay a portion of their tips back to the Company in violation of Nevada law and (ii) the Company failed to timely pay wages to terminated employees. The action was brought as a class action on behalf of all similarly situated employees. The Company believes that it will have no liability in connection with the first allegation. The Company also believes that its liability, if any, from an adverse result in connection with the second allegation would be inconsequential. The Company intends to vigorously defend against these claims.

         In addition, several unfair labor practice charges have been filed against the Company before the National Labor Relations Board with respect to the Company's Las Vegas subsidiary. One consolidated complaint alleged that the Company unlawfully terminated seven employees and disciplined seven other employees allegedly in retaliation for their union activities. An Administrative Law Judge (ALJ) found that five employees were terminated unlawfully and two were discharged for valid reasons. As far as the discipline, the Judge found that the Company acted legally in disciplining four employees but not lawfully with respect to three employees. The Company has appealed the adverse rulings of the ALJ to the National Labor Relations Board in Washington, D.C. The Company believes that there are reasonable grounds for obtaining a reversal of the unfavorable findings by the ALJ and does not believe that an adverse outcome in this proceeding will have a material adverse effect upon the Company's financial condition or operations. In May 1999, the ALJ issued a favorable decision involving unfair labor practice charges filed against the Company before the National Labor Relations Board with respect to the Company's Las Vegas subsidiary. The complaint alleged that four employees were terminated and three other employees disciplined because of their union activities. The ALJ found that none of the employees were terminated or disciplined for inappropriate reasons. The ALJ found two violations of management communications rules for which non-economic remedies were proposed. A second unfair labor practice matter is pending before the full National Labor Relations Board.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names and ages of executive officers of the Company and all offices held by each person:

         Name                           Age                 Positions and Offices
         ----                           ---                 ---------------------
         Michael Weinstein              56                  President
         Vincent Pascal                 56                  Vice President and
                                                              Secretary
         Robert Towers                  52                  Vice President and
                                                              Treasurer
         Andrew Kuruc                   41                  Vice President and
                                                              Controller
         Paul Gordon                    48                  Vice President
         Mitchell Levy                  38                  Vice President


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

         Paul Gordon has been employed by the Company since 1983 and was elected as a director in November 1996. He was elected Vice President of the Company in March 1998. Mr. Gordon is the manager of the Company's Las Vegas operations and Vice President and a director of the Company's Las Vegas subsidiaries. Prior to assuming that role in 1996, Mr. Gordon was the manager of the Company's operations in Washington, D.C. since 1989.

         Mitchell Levy has been employed as Vice President of the Company since March 1998. For more than five years prior to that time, Mr. Levy was a partner in the law firm of Solomon, Green & Ostrow.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market ("Nasdaq") under the symbol "ARKR". The high and low sale prices for the Common Stock from October 4, 1998 through October 2, 1999 are as follows:


Calendar 1997
-------------

Third Quarter                                                  11 1/2                 8 1/4
Fourth Quarter                                                 12 1/2                 10 3/4


Calendar 1998
-------------

First Quarter                                                  13 1/8                 11 1/2
Second Quarter                                                 12 1/8                 11
Third Quarter                                                  12 3/8                 9 1/4
Fourth Quarter                                                 11 5/8                 8 1/4


Calendar 1999
-------------

First Quarter                                                  10 1/4                 9 1/2
Second Quarter                                                 11                     9 3/8
Third Quarter                                                  11 5/8                 9 3/8


DIVIDENDS

         The Company has not paid any cash dividends since its inception and does not intend to pay dividends in the foreseeable future. Under the terms of the Credit Agreement between the Company and its main lender, the Company may pay cash dividends and redeem shares of Common Stock in any fiscal year only to the extent of an aggregate amount equal to 20% of the Company's consolidated operating cash flow for such fiscal year.


NUMBER OF SHAREHOLDERS

         As of December 27, 1999, there were 80 holders of record of the Company's Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

--------------------------------------------------------------------------------

The following table sets forth certain financial data for the fiscal years ended 1995 through 1999. This information should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing at page F-1.

                                                                    YEAR ENDED
                                -----------------------------------------------------------------------------------------------
                                    OCTOBER 2,         OCTOBER 3,        SEPTEMBER 27,      SEPTEMBER 28,      SEPTEMBER 30,
                                       1999               1998               1997               1996               1995
OPERATING DATA:

  Net sales                         $110,800,913      $117,398,453       $104,326,386        $76,795,940        $73,026,907

  Gross restaurant profit             81,499,610        86,132,751         75,874,499         55,934,475         53,001,963

  Operating income                     6,833,874         7,589,465          2,785,713            497,996            960,794

  Other income, net                      236,465            91,417             96,550            743,615            937,763

  Income before provision
    for income taxes and
    extraordinary item                 7,070,339         7,680,882          2,882,263          1,241,611          1,898,557

  Income before
     extraordinary item                4,494,731         4,612,141          1,737,655            788,762          1,121,126

NET INCOME                             4,494,731         4,612,141          1,737,655            788,762          1,121,126

NET INCOME
  PER SHARE:

  Basic                                   $ 1.30            $ 1.21             $ 0.47             $ 0.24             $ 0.34

  Diluted                                 $ 1.29            $ 1.20             $ 0.46             $ 0.24             $ 0.34

  Weighted average
    number of shares

  Basic                                3,460,865         3,826,255          3,714,116          3,238,419          3,142,400

  Diluted                              3,475,890         3,852,019          3,742,811          3,272,857          3,252,669


BALANCE SHEET DATA
  (end of period):

  Total assets                        47,379,103        44,045,179         42,079,098         33,020,479         28,541,920

  Working capital (deficit)           (3,044,204)         (719,343)        (2,373,859)        (1,303,920)            40,996

  Long-term debt                       7,655,406         5,014,634          6,126,797          6,403,866          4,014,162

  Shareholders' equity                29,513,971        29,062,140         25,888,880         17,804,394         16,706,301

  Shareholders' equity
    per share                               8.49              7.54               6.92               5.44               5.24

  Facilities in operation
    at end of year, including
     managed                                  40                42                 46                 32                 32

ITEM 7 AND 7A.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ACCOUNTING PERIOD

         The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended October 2, 1999 and September 27, 1997 included 52 weeks while the fiscal year ended October 3, 1998 included 53 weeks.

NET SALES

         Net sales at restaurants owned by the Company decreased by 5.6% from fiscal 1998 to fiscal 1999 and increased by 12.5% from fiscal 1997 to fiscal 1998. Net sales for fiscal 1999 decreased by $8,586,000 from the loss of sales at restaurants which the Company no longer operate (B. Smith's in Washington, D.C. and Perretti Italian Cafe were sold in fiscal 1999 and An American Place and the Beekman 1766 Tavern were sold in fiscal 1998). Additionally, fiscal 1999 included 52 weeks while fiscal 1998 included 53 weeks. This decrease in fiscal 1999 was offset in part by $3,827,000 in net sales from restaurants and food court operations which either opened in fiscal 1999 (Thunder Grill at Union Station in Washington, D.C. and Rialto Deli in the food court at the Venetian Casino Resort) or did not operate for the full fiscal 1998 year (Stage Deli of Las Vegas was acquired in February 1998 and Red opened in the fourth quarter of fiscal 1998). Same store sales were basically unchanged for the year. Same store sales for the year at the Company's Las Vegas operations increased by 2.0% offset in part by a 0.8% decrease at the Company's non-Las Vegas operations.

         The increase in fiscal 1998 was substantially due to sales from the food and beverage operations in the New York-New York Hotel & Casino resort in Las Vegas (the "New York-New York facilities") which opened in January 1997. At the New York-New York facilities the Company operates a 450 seat, twenty four hour a day restaurant (America); a 160 seat steakhouse (named Gallagher's under a license agreement with the owner of the New York restaurant of that name); a 120 seat Mexican restaurant (Gonzalez y Gonzalez); the resort's room service, banquet facilities and an employee dining facility. The Company also operates a complex of nine smaller eateries (Village Eateries) in the resort which simulate the experience of walking through New York City's Little Italy and Greenwich Village. The increase in fiscal 1998 was also due in part to the acquisition of a restaurant located in the Forum Shops at Caesar's Shopping Center in Las Vegas (Stage Deli of Las Vegas) and to the first full operating year of a restaurant which the Company opened in fiscal 1997 (The Grill Room). Same store sales in fiscal 1998 increased by 3.1% principally due to increased customer counts.

COSTS AND EXPENSES

         The Company's cost of sales consists principally of food and beverage costs at restaurants owned by the Company. Cost of sales as a percentage of net sales was 26.4% in fiscal 1999, 26.6% in fiscal 1998, and 27.3% in fiscal 1997. Cost of sales in fiscal 1997 were impacted by higher cost of sales experienced during the early operating period at the Company's Las Vegas operations.

         Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 62.7% in both fiscal 1999 and fiscal 1998, and 65.9% in fiscal 1997. This decrease in operating expenses in fiscal 1998 as compared to fiscal 1997 was principally due to efficiencies achieved at the Company's New York-New York facilities and to a lesser extent a benefit from the 3.1% increase in same store sales at the Company's other facilities. Operating expenses are net of gains on sale of restaurants totaling $752,000 or 0.7% of net sales in fiscal 1999, as compared to gains on sale of restaurants totaling $259,000 or 0.2% of sales in fiscal 1998. Gains on sale totaled $229,000 or 0.2% of sales in fiscal 1997. Restaurant payroll was 35.4% of sales in fiscal 1999, 35.1% in fiscal 1998, and 36.9% in fiscal 1997. Occupancy expenses

(consisting of rent, rent taxes, real estate taxes, insurance and utility costs) were 12.2% of net sales in fiscal 1999, 11.7% in fiscal 1998, and 12.5% in fiscal 1997.

         The Company incurred pre-opening expenses and early operating losses at newly opened restaurants of approximately $400,000 in fiscal 1999, $200,000 in fiscal 1998, and $2,000,000 in fiscal 1997. The fiscal 1997 pre-opening expenses and early operating losses were from the opening of the Company's New York-New York facilities. The Company typically incurs significant pre-opening expenses in connection with its new restaurants which are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

         General and administrative expenses, as a percentage of net sales, were 5.5% in fiscal 1999 and 5.2% in both fiscal 1998 and fiscal 1997. If net sales at managed restaurants were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 5.0% in fiscal 1999, 4.7% in fiscal 1998, and 4.6% in fiscal 1997.

         As of October 2, 1999 the Company managed five restaurants owned by others (El Rio Grande and Arlo in Manhattan, the Marketplace Cafe, the Marketplace Grill, and the Brewskeller Pub in Boston, Massachusetts). Net sales of these restaurant facilities, which are not included in consolidated net sales were $9,804,000 in fiscal 1999, $12,390,000 in fiscal 1998, and $14,151,000 in fiscal 1997. The decrease in net sales at managed operations is principally due to the termination in fiscal 1998 of two management contracts at corporate dining facilities.

         Interest expense was $526,000 in fiscal 1999, $608,000 in fiscal 1998, and $931,000 in fiscal 1997. The decrease in fiscal 1999 from fiscal 1998 and the decrease in fiscal 1998 from fiscal 1997 is principally due to repayments of borrowings incurred in fiscal 1997. Such borrowings financed the construction costs and working capital requirements of the New York-New York facilities which opened in January 1997.

         Interest income was $226,000 in fiscal 1999, $210,000 in fiscal 1998, and $72,000 in fiscal 1997. The increase in fiscal 1999 and fiscal 1998 as compared to fiscal 1997 is due to interest earned on notes issued in connection with restaurants sold in fiscal 1997 and fiscal 1998.

         Other income, which generally consists of purchasing service fees, and the sale of logo merchandise at various restaurants, was $436,000 in fiscal 1999, $490,000 in fiscal 1998, and $780,000 in fiscal 1997. A significant portion of the amounts received in fiscal 1997 was principally due to amounts the Company received by a third party due to the temporary closing in fiscal 1994 and fiscal 1995 of a restaurant (Ernie's).

INCOME TAXES

         The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

         For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income with the exception of the restaurants which operate in the District of Columbia. Accordingly, the Company's overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries. The Company's overall effective tax rate was 36.4% in fiscal 1999 and 40% in both fiscal 1998 and fiscal 1997.

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

         As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, commencing January 1, 1994, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The net benefit to the Company was $512,000 in fiscal 1999, $506,000 in fiscal 1998 and $373,000 in fiscal 1997.

         The Internal Revenue Service is currently examining the Company's Federal Income Tax returns for the fiscal years ended September 28, 1991 through October 1, 1994, and has proposed certain adjustments, all of which are being contested by the Company. The adjustments primarily relate to (i) pre-opening, legal and accounting expenses incurred in connection with new or acquired restaurants that the Internal Revenue Service asserts should have been capitalized and amortized rather than currently expensed and (ii) travel and meal expenses for which the Internal Revenue Service asserts the Company did not comply with certain record keeping requirements of the Internal Revenue Code. The Company has reached an agreement in principle with the Internal Revenue Service to resolve the proposed adjustments. The Company does not believe that the final adjustments contemplated by the agreement in principle will have a material effect on the Company's financial condition.

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

         The net cash used in investing activities in fiscal 1999 ($6,096,027), fiscal 1998 ($4,179,043) and fiscal 1997 ($10,445,385) was principally from the Company's continued investment in fixed assets associated with constructing new restaurants and acquiring existing restaurants. In fiscal 1999, the Company opened a restaurant in Union Station in Washington, D.C. (Thunder Grill) and began constructing three restaurants and four food court outlets at the Venetian Casino Resort in Las Vegas, Nevada. In fiscal 1998, the Company acquired an existing restaurant in Las Vegas (the Stage Deli) and opened a new restaurant in Manhattan (Red). In fiscal 1997, the Company finished and opened the New York-New York facilities.

         The net cash used in financing activities in fiscal 1999 ($1,631,906) was due to the repurchase of 422,700 shares of the Company's outstanding common stock offset by a net increase in long-term debt in excess of debt repayments. The net cash used in financing activities in fiscal 1998 ($2,824,552) was principally due to the repurchase of 159,000 shares of the Company's outstanding common stock and repayments of debt on the Company's main credit facility in excess of borrowings on such facility. The net cash provided by financing activities in fiscal 1997 ($5,643,505) was principally due to proceeds of a private placement of 551,454 shares of the Company's common stock.

         At October 2, 1999, the Company had a working capital deficit of $3,044,204 as compared to working capital deficit of $719,343 at October 3,1998. Working capital deficit in fiscal 1999 was significantly impacted by cash expended for the construction of three restaurants and four food court outlets in the Venetian Casino Resort in Las Vegas, Nevada and four restaurants in Star Theatres entertainment center in Southfield, Michigan. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with negative working capital.

         The Company's Revolving Credit and Term Loan Facility with its main bank includes an $16,000,000 facility for use in construction of and acquisition of new restaurants and for working capital purposes at the Company's existing restaurants. The facility allows the Company to borrow up to $16,000,000 (less the amount of any outstanding letters of credit) until April 2001 at which time outstanding loans mature. The loans bear interest at a rate of prime plus 1/2%. At October 2, 1999 the Company had borrowings of $5,850,000 outstanding on the facility. For each 1% change in the prime rate, the impact on the Company will be $60,000 based on the outstanding borrowings at October 2, 1999. The facility was amended in December 1999 to increase the Company's borrowing capacity. See "Recent Developments."

         The Company also has a $4,000,000 equipment financing line with its main bank, Bank Leumi for the acquisition of various kitchen equipment at the projects currently under construction in Las Vegas and Southfield, Michigan. The loans are repayable in 60 equal installments. As of October 2, 1999 the Company had no borrowings on this facility.

         The Revolving Credit and Term Loan Facility also includes a two year $2,000,000 Letter of Credit Facility for use in lieu of lease security deposits. At October 2, 1999 the Company had delivered $489,000 in irrevocable letters of credit on this facility.

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

RESTAURANT EXPANSION

         The Company is constructing three restaurants in the recently opened Venetian Casino Resort in Las Vegas, Nevada. One restaurant is scheduled to open in the first quarter of fiscal 2000 and the other two will follow thereafter in fiscal 2000. The Company also opened one food court facility in May 1999 and three additional food court facilities opened in the first quarter of fiscal 2000. The Company expects to spend up to $15,000,000 to open and operate the restaurants and food court facilities at the Venetian Casino Resort.

         The Company is also constructing four restaurants, which are scheduled to open in the second quarter of fiscal 2000, at a large theatre development in Southfield, Michigan under a joint venture agreement with Sony Theatres' Loeks Star Partners and Millennium Partners. The Company anticipates that its share of the required capital contributions to meet the construction costs, initial inventories and pre-opening expenses will be $8,500,000.

         The Company has also signed leases to open one large restaurant along with a number of food court outlets at the new Aladdin Resort and Casino in Las Vegas, Nevada. This casino is currently under construction and is expected to open in the later part of fiscal 2000. The Company expects to spend up to $12,000,000 to open and operate these facilities.

         Although the Company is not currently committed to any other projects, the Company is exploring additional opportunities for expansion of its business. The Company expects to fund its projects through cash from operations and existing credit facilities. Additional expansion may require additional external financing.

RECENT DEVELOPMENTS

         In December 1999, the Company entered into a new credit agreement with its main bank, Bank Leumi USA. The new agreement allows the Company to borrow up to $28,000,000 for use in construction of and acquisition of new restaurants and for working capital purposes at the Company's existing restaurants. After two years, the revolving loans will be converted into term loans payable over 36 months. Outstanding loans bear interest at prime plus 1/2%. The new facility also includes a five-year $2,000,000 Letter of Credit Facility for use at the Company's restaurants in lieu of lease security deposits. At December 28, 1999, the Company had borrowings outstanding under the new facility in the amount of $16,800,000.

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as a hedge of the exposure to changes in fair value of a recognized asset or liability or hedge of the exposure to variable cash flows of a forecasted transaction. The accounting for changes in fair value of a derivative (e.g. through earnings or outside earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation, SFAS No. 137 extends the effective date until fiscal years beginning after June 15, 2001.

         Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, requires costs of start-up activities and organization costs to be expensed as incurred. The Statement is effective for fiscal years beginning after December 15, 1998. The Company currently expenses all start-up costs as incurred while organization costs are capitalized and amortized over five years. The initial application of this Statement will be reported by the Company in fiscal 2000 as a cumulative effect of a change in accounting principle. The Company had net deferred organization expenses of $300,513 in intangible assets as of October 2, 1999.

         SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, SFAS No. 135, Rescission of FASB Statement No. 75 and Technical Corrections, SFAS No. 136, Transfers of Assets to a Not-for-Profit Organization or Charitable Trust that Raises or Holds Contributions for Others, and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities have been issued in the current year.

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

         The Company's centralized financial accounting and reporting software system which processes information generated daily at each of the Company's restaurants is Year 2000 compliant. Additionally all hardware which processes such information is compliant at both corporate headquarters and the applicable restaurants. Several of the Company's restaurants had non-compliant point-of-sale systems. These systems process customer orders and generate billing information. The Company has modified those systems and or replaced the non-compliant systems. The Company's centralized purchasing system which process numerous orders from the Company's restaurants is Year 2000 compliant.

          All critical non-compliant systems have been remedied. The Company has contingency plans in place should there be a Year 2000 problem. Backup manual procedures are in place should the restaurant systems fail to properly address the Year 2000 date. The Company has spent to date approximately $115,000 and estimates that the additional cost of remediation will not exceed $10,000.

         The Company has had communications with its significant vendors and service providers to determine the extent to which the Company's systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. At the Company's facilities at the New York-New York Hotel and Casino, for example, the Company utilizes and interfaces with systems provided by the Hotel and failure of the Hotel's computer systems to adequately address the Year 2000 issue may have a material adverse effect upon the Company. The Company has been advised by the Hotel that its systems are expected to be Year 2000 compliant.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS ON WITH ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 31, 2000 pursuant to Regulation 14A of the General Rules and Regulations ("Regulation 14A") under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

            The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 31, 2000 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 31, 2000 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 31, 2000 pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)  (1)     FINANCIAL STATEMENTS:                                                           PAGE
                                                                                                      ----
                      Independent Auditors' Report                                                     F-1

                      Consolidated Balance Sheets --
                      at October 2, 1999 and October 3, 1998                                           F-2

                      Consolidated Statements of Operations --
                      For each of the three fiscal years ended
                      October 2, 1999, October 3, 1998 and September 27, 1997                          F-3

                      Consolidated Statements of Shareholders' Equity --
                      For each of the three fiscal years ended
                      October 2, 1999, October 3, 1998 and September 27, 1997                          F-4

                      Consolidated Statements of Cash Flows --
                      For each of the three fiscal years ended
                      October 2, 1999, October 3, 1998 and September 27, 1997                          F-5

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

              10.3    Ark Restaurants Corp. Amended Stock Option Plan, incorporated by reference to Exhibit 10.3 to the 1994 10-K.

             *10.4   Fourth Amended and Restated Credit Agreement dated as of
                     December 27, 1999 between the Company and Bank Leumi USA.

              10.5 Ark Restaurants Corp. 1996 Stock Option Plan, incorporated by reference to Exhibit 10.53 to the Registrant's Quarterly
                     Report on Form 10-Q for the fiscal quarter ended March 30, 1996.

              10.6   Lease Agreement dated May 17, 1996 between New York-New
                     York Hotel, LLC, and Las Vegas America Corp., incorporated by reference to Exhibit 10.4 to the Registrant's Annual
                     Report on Form 10-K for the fiscal year ended October 3, 1998 (the "1998 10-K").

              10.7   Lease Agreement dated May 17, 1996 between New York-New
                     York Hotel, LLC, and Las Vegas Festival Food Corp., incorporated by reference to Exhibit 10.7 to the 1998 10-K

              10.8   Lease Agreement dated May 17, 1996 between New York-New
                     York Hotel, LLC, and Las Vegas Steakhouse Corp., incorporated by reference to Exhibit 10.8 to the 1998 10-K

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


              ---------------------------------
              *Filed Herewith

         (b)     Reports on Form 8-K:
                 None

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and its subsidiaries as of October 2, 1999 and October 3, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended October 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ark Restaurants Corp. and subsidiaries as of October 2, 1999 and October 3, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 2, 1999, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

New York, New York
November 22, 1999

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                                October 2,        October 3,
ASSETS                                                                            1999               1998

CURRENT ASSETS:

  Cash and cash equivalents                                                  $   333,621         $ 1,023,046
  Accounts receivable                                                          3,073,615           3,450,307
  Current portion of long-term receivables (Note 2)                              446,043             415,755
  Inventories                                                                  1,916,436           1,950,146
  Deferred income taxes (Note 12)                                                710,095             908,468
  Prepaid expenses and other current assets                                      336,041             491,129
                                                                             -----------         -----------

           Total current assets                                                6,815,851           8,238,851
                                                                             -----------         -----------

LONG-TERM RECEIVABLES (Note 2)                                                 1,184,331           1,119,110

ASSETS HELD FOR SALE (Note 3)                                                    988,004           1,767,782

FIXED ASSETS -  At cost

  Leasehold improvements                                                      23,500,280          22,464,922
  Furniture, fixtures and equipment                                           19,352,078          18,591,938
  Leasehold improvements in progress                                           4,408,071              18,906
                                                                             -----------         -----------

                                                                              47,260,429          41,075,766

  Less accumulated depreciation and amortization                              18,162,614          15,833,403
                                                                             -----------         -----------

                                                                              29,097,815          25,242,363
                                                                             -----------         -----------

INTANGIBLE ASSETS - Net (Note 4)                                               5,294,531           5,514,932

DEFERRED INCOME TAXES (Note 12)                                                  846,657           1,030,908

OTHER ASSETS (Note 5)                                                          3,151,914           1,131,233
                                                                             -----------         -----------

                                                                             $47,379,103         $44,045,179
                                                                             ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable - trade                                                   $ 3,815,760         $ 3,563,068
  Accrued expenses and other current liabilities (Note 6)                      4,736,897           3,850,766
  Current maturities of capital lease obligations (Note 8)                       148,657             229,944
  Current maturities of long-term debt (Note 7)                                  972,330             609,283
  Accrued income taxes (Note 12)                                                 186,411             705,133
                                                                             -----------         -----------

           Total current liabilities                                           9,860,055           8,958,194
                                                                             -----------         -----------

OBLIGATIONS UNDER CAPITAL LEASES (Note 8)                                           --               148,494

LONG-TERM DEBT - Net of current maturities (Notes 4 and 7)                     6,683,076           4,405,351

OPERATING LEASE DEFERRED CREDIT (Notes 1 and 8)                                1,322,000           1,471,000

COMMITMENTS AND CONTINGENCIES (Notes 5, 7 and 8)                                    --                  --

SHAREHOLDERS' EQUITY (Notes 7, 9 and 10):
  Common stock, par value $.01 per share - authorized, 10,000,000
    shares; issued, 5,208,336 and  5,187,836 shares, respectively                 52,084              51,879
  Additional paid-in capital                                                  14,399,956          14,214,898
  Retained earnings                                                           22,059,989          17,565,258
                                                                             -----------         -----------

                                                                              36,512,029          31,832,035

Less treasury stock, 1,927,037 and 1,504,337 shares                            6,998,057           2,769,895
                                                                             -----------         -----------

                                                                              29,513,972          29,062,140
                                                                             -----------         -----------

                                                                             $47,379,103         $44,045,179
                                                                             ===========         ===========

See notes to consolidated financial statements

ARK RESTAURANT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                             YEAR ENDED
                                                   --------------------------------------------------------------
                                                        OCTOBER 2,           OCTOBER 3,          SEPTEMBER 27,
                                                           1999                 1998                 1997
NET SALES                                              $110,800,913         $117,398,453         $104,326,386

COST OF SALES                                            29,301,303           31,265,702           28,451,887
                                                       ------------         ------------         ------------

    Gross restaurant profit                              81,499,610           86,132,751           75,874,499

MANAGEMENT FEE INCOME (Note 11)                             869,254            1,139,799            1,153,264
                                                       ------------         ------------         ------------
                                                         82,368,864           87,272,550           77,027,763

OPERATING EXPENSES:
  Payroll and payroll benefits                           39,254,439           41,171,865           38,520,986
  Occupancy                                              13,492,931           13,788,992           13,031,811
  Depreciation and amortization                           4,062,849            3,998,272            3,320,739
  Other                                                  12,654,868           14,671,521           13,922,524
                                                       ------------         ------------         ------------
                                                         69,465,087           73,630,650           68,796,060

GENERAL AND ADMINISTRATIVE EXPENSES                       6,069,903            6,052,435            5,445,990
                                                       ------------         ------------         ------------
                                                         75,534,990           79,683,085           74,242,050
                                                       ------------         ------------         ------------
OPERATING INCOME                                          6,833,874            7,589,465            2,785,713
                                                       ------------         ------------         ------------

OTHER EXPENSE (INCOME):
  Interest expense (Note 7)                                 425,141              608,278              755,383
  Interest income                                          (225,996)            (209,577)             (71,652)
  Other income (Note 13)                                   (435,610)            (490,118)            (780,281)
                                                       ------------         ------------         ------------
                                                           (236,465)             (91,417)             (96,550)
                                                       ------------         ------------         ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                  7,070,339            7,680,882            2,882,263

PROVISION FOR INCOME TAXES (Note 12)                      2,575,608            3,068,741            1,144,608
                                                       ------------         ------------         ------------

NET INCOME                                             $  4,494,731         $  4,612,141         $  1,737,655
                                                       ============         ============         ============

NET INCOME PER SHARE - BASIC                           $       1.30         $       1.21         $        .47
                                                       ============         ============         ============

NET INCOME PER SHARE - DILUTED                         $       1.29         $       1.20         $        .46
                                                       ============         ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                 3,460,865            3,826,255            3,714,116
                                                       ============         ============         ============

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED               3,475,980            3,852,019            3,742,811
                                                       ============         ============         ============


See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

-----------------------------------------------------------------------------------------------------------------------------------
                                              COMMON STOCK           ADDITIONAL                                         TOTAL
                                          ---------------------       PAID-IN         RETAINED        TREASURY       SHAREHOLDERS'
                                            SHARES      AMOUNT        CAPITAL         EARNINGS         STOCK            EQUITY

BALANCE, SEPTEMBER 28, 1996               4,608,882   $ 46,089       $ 7,790,242     $11,215,462    $(1,247,399)     $17,804,394

  Common stock private placement            551,454      5,515         6,023,111            --             --          6,028,626

  Issuance of warrants                         --         --             175,000            --             --            175,000

  Exercise of stock options                  17,500        175            85,450            --             --             85,625

  Tax benefit on exercise of options           --         --              57,580            --             --             57,580

  Net income                                   --         --                --         1,737,655           --          1,737,655
                                          ---------   --------      ------------    ------------    -----------     ------------

BALANCE, SEPTEMBER 27, 1997               5,177,836     51,779        14,131,383      12,953,117     (1,247,399)      25,888,880

  Exercise of stock options                  10,000        100            64,900            --             --             65,000

  Purchase of treasury stock                   --         --               --               --       (1,522,496)      (1,522,496)

  Tax benefit on exercise of options           --         --              18,615            --             --             18,615

  Net income                                   --         --              --           4,612,141           --          4,612,141

                                          ---------   --------      ------------    ------------    -----------     ------------

BALANCE, OCTOBER 3, 1998                  5,187,836     51,879        14,214,898      17,565,258     (2,769,895)      29,062,140

  Exercise of stock options                  20,500        205           163,795            --             --            164,000

  Purchase of treasury stock                   --         --              --                --       (4,228,162)      (4,228,162)

  Tax benefit on exercise of options           --         --              21,263            --             --             21,263

  Net income                                   --         --                --         4,494,731           --          4,494,731
                                          ---------   --------      ------------    ------------    -----------     ------------

BALANCE, OCTOBER 2, 1999                  5,208,336   $ 52,084      $ 14,399,956    $ 22,059,989    $(6,998,057)    $ 29,513,972
                                          =========   ========      ============    ============    ===========     ============

See notes to consolidated financial statements

ARK RESTAURANT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                   YEAR ENDED
                                                                     --------------------------------------------------------------
                                                                                OCTOBER 2,          OCTOBER 3,       SEPTEMBER 27,
                                                                                   1999                1998              1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $ 4,494,731         $ 4,612,141      $  1,737,655
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization of fixed assets                                3,330,568           3,432,104         3,047,422
    Amortization of intangibles                                                    732,281             566,168           445,123
    Gain on sale of restaurants                                                   (752,274)           (258,684)         (229,000)
    Operating lease deferred credit                                               (149,000)            (57,000)          (19,000)
    Deferred income taxes                                                          382,624              57,164          (431,966)
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                   376,692            (663,873)         (682,935)
      Decrease (increase) in inventories                                            33,710             (17,020)         (890,567)
      Increase (decrease) in prepaid expenses and other current assets             155,088             (58,313)          112,961
      (Increase) decrease in other assets, net                                  (2,111,012)           (543,820)           60,008
      Increase in accounts payable - trade                                         252,692               2,818         1,194,311
      Decrease (increase) in accrued income taxes                                 (518,722)            291,263            89,476
      Increase (decrease) in accrued expenses and other current liabilities        811,130             (58,590)          183,672
                                                                               -----------         -----------      ------------
        Net cash provided by operating activities                                7,038,508           7,304,358         4,617,160
                                                                               -----------         -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                     (6,989,405)         (1,713,847)      (11,006,116)
  Additions to intangible assets                                                  (384,880)           (229,524)          (11,639)
  Issuance of demand notes and long-term receivables                               (95,611)            (81,580)             -
  Payments received on demand notes and long-term receivables                      398,869             315,908           264,370
  Restaurant sales                                                                 975,000             265,000           308,000
  Restaurant acquisitions                                                             -             (2,735,000)             -
                                                                               -----------         -----------      ------------
        Net cash used in investing activities                                   (6,096,027)         (4,179,043)      (10,445,385)
                                                                               -----------         -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on long-term debt                                           (5,659,226)         (8,012,164)      (10,277,900)
  Issuance of long-term debt                                                     8,300,000           6,900,000        10,000,831
  Exercise of stock options                                                        185,263              83,615           143,205
  Principal payment on capital lease obligations                                  (229,781)           (273,507)         (251,257)
  Purchase of treasury stock                                                    (4,228,162)         (1,522,496)             -
  Proceeds from common stock private placement                                        -                   -            6,028,626
                                                                               -----------         -----------      ------------
        Net cash provided by (used in) financing activities                     (1,631,906)         (2,824,552)        5,643,505
                                                                               -----------         -----------      ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                  (689,425)            300,763          (184,720)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     1,023,046             722,283           907,003
                                                                               -----------         -----------      ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $   333,621         $ 1,023,046      $    722,283
                                                                               ===========         ===========      ============

SUPPLEMENTAL INFORMATION:
  Cash payments for the following were:
    Interest                                                                   $   526,382         $   608,278      $    931,383
                                                                               ===========         ===========      ============
    Income taxes                                                               $ 2,690,443         $ 2,699,651      $  1,502,643
                                                                               ===========         ===========      ============


See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 2, 1999, OCTOBER 3, 1998 AND SEPTEMBER 27, 1997
--------------------------------------------------------------------------------


1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Ark Restaurants Corp. and subsidiaries (the "Company") own and operate 22 restaurants, and manage five restaurants, of which 14 are in New York City, four in Washington, D.C., four in Las Vegas, Nevada (three within the New York New York Hotel and Casino Resort), three in Boston, Massachusetts and one each in McLean, Virginia; and Islamorada, Florida. Along with the three restaurants within the New York New York Hotel & Casino Resort, the Company also operates the Resort's room service, banquet facilities, employee dining room and a complex of nine smaller cafes and food operations. The Company also operates four food court operations within the Venetian Casino Resort in Las Vegas, Nevada.

      The Company's other operations include catering businesses in New York City and Washington, D.C. as well as wholesale and retail bakeries in New York City.

      ACCOUNTING PERIOD - The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended October 2, 1999, and September 27, 1997, included 52 weeks and the fiscal year ended October 3, 1998, included 53 weeks.

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

      ACCOUNTS RECEIVABLE - Included in accounts receivable are amounts due from employees of $994,915 and $1,069,852 at October 2, 1999 and October 3, 1998, respectively. Such amounts, which are due on demand, are principally due from various employees exercising stock options in accordance with the Company's Stock Option Plan (see Note 10).

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of food and beverages, merchandise for sale and other supplies.

      FIXED ASSETS - Leasehold improvements and furniture, fixtures and equipment are stated at cost. Depreciation of furniture, fixtures and equipment (including equipment under capital leases) is computed using the straight-line method over the estimated useful lives of the respective assets (seven years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 35 years.

      The Company includes in leasehold improvements in progress restaurants that are under construction. Once the projects have been completed the Company will begin depreciating the assets.

      The Company annually assesses any impairments in value of long-lived assets and certain identifiable intangibles to be held and used. For the year ending October 2, 1999, no impairments were deemed necessary.

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

      Goodwill recorded in connection with the acquisition of shares of the Company's common stock from a former shareholder, as discussed in Note 4, is being amortized over a period of 40 years. Goodwill arising from restaurant acquisitions is being amortized over periods ranging from 10 to 15 years.

      Legal and other costs incurred to organize restaurant corporations are capitalized as organization costs and are amortized over a period of 5 years (See Future Impact of Recently Issued Accounting Standards).

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

      INCOME PER SHARE OF COMMON STOCK - Net income per share is computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. Common stock equivalents consist of dilutive stock options.

      STOCK OPTIONS - The Company accounts for its stock options granted to employees under the intrinsic value-based method for employee stock-based compensation and provides pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No.123 had been adopted. The Company generally does not grant options to outsiders.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - The Financial Accounting Standard Board has issued SFAS No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components. There are no items that would require presentation in a separate statement of comprehensive income.

      SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. Management views its operations as one segment. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

      The Financial Accounting Standards Board has issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. This statement has no impact on the Company.

      FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - The Financial Accounting Standards Board has recently issued several new accounting pronouncements. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as a hedge of the exposure to changes in fair value of a recognized asset or liability or hedge of the exposure to variable cash flows of a forecasted transaction. The accounting for changes in fair value of a derivative (e.g., through earnings or outside earnings, through comprehensive income) depends on the intended use of the derivative and the resulting designation. SFAS No. 137 extends the effective date until fiscal years beginning after June 15, 2001.

      Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" requires costs of start-up activities and organization costs to be expensed as incurred. The Statement is effective for fiscal years beginning after December 15, 1998. The company currently expenses all start-up costs as incurred while organization costs are capitalized and amortized over five years. The initial application of this Statement will be reported by the Company in 2000 as a cumulative effect of a change in accounting principle. The Company carried approximately $300,000 of net deferred organizational expenses on its books as of October 2, 1999.

      SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, SFAS No. 135, Rescission of FASB Statement No. 75 and Technical Corrections, SFAS No. 136, Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others, and SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities have all been issued in the current year. The effect of the adoption of the statements on the Company's consolidated financial statements is not expected to be material.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

2.    LONG-TERM RECEIVABLES

      Long-term receivables consist of the following:

                                                                 October 2,    October 3,
                                                                    1999          1998

        Note receivable secured by fixed assets and
         lease at a restaurant sold by the Company, at
         8% interest; due in monthly installments
         through December 2006 (a)                                $ 514,706     $ 564,769

        Note receivable secured by fixed assets and
         lease at a restaurant sold by the Company, at
         7.5% interest; due in monthly installments
         through March 2002 (b)                                     112,571       153,187

        Note receivable secured by fixed assets and
         lease at a restaurant sold by the Company, at
         7.5% interest; due in monthly installments
         through April 2000 (c)                                     126,796       331,700

        Note receivable secured by fixed assets and
         lease at a restaurant sold by the Company, at
         7.5% interest; due in monthly installments
         commencing May 2000 through December 2008 (c)              445,118       207,983

        Note receivable secured by fixed assets and
         lease at a restaurant sold by the Company, at
         10.0% interest; due in monthly installments
         through April 2004 (d)                                     244,565             -

        Advances for construction and working capital,
         at one of the Company's managed locations, at
         15% interest; due in monthly installments
         through December 2000                                       98,110       164,446

        Advances for construction, at one of the
         Company's managed locations, at prime plus
         1%; due in monthly installments through
         December 1999                                                9,390        33,662

        Note receivable, secured by personal
         guarantees of officers of a managed
         restaurant and fixed assets at that location,
         at 15% interest; due in monthly installments,
         through September 2000                                      79,118        79,118

                                                                -----------   -----------

                                                                  1,630,374     1,534,865
Less current portion                                                446,043       415,755
                                                                -----------   -----------

                                                                $ 1,184,331   $ 1,119,110
                                                                ===========   ===========

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

            The Company recognized a gain on sale of approximately $142,000, and $185,000 in the fiscal years ended October 2, 1999 and October 3, 1998, respectively. Additional deferred gains totaling $882,000 and $1,024,000 for the fiscal years ended October 2, 1999 and October 3, 1998, respectively, could be recognized in future period as the notes are collected. The Company deferred recognizing this additional gain and recorded an allowance for possible uncollectible note against the second outstanding note. This uncertainty is based on the significant length of time of this note (over 10 years) and the substantial balance which matures in December 2008 ($519,260).

        (d) In December 1998, the company sold a restaurant for $500,000, of which $250,000 was paid in cash and the balance of $250,000 was financed by a note. The note is due in monthly installments of $5,537, inclusive of interest at 10%, from May 1999 through April 2004. The Company recognized a gain of $207,220 on this sale in the fiscal year ended October 2, 1999.

      The carrying value of the Company's long-term receivables approximates its current aggregate fair value.

3.    ASSETS HELD FOR SALE

      At October 2, 1999, the Company was actively pursuing the sale of one restaurant and accordingly reclassified the net fixed assets ($935,097) and inventories ($52,907) as assets held for sale.

      At October 3, 1998, the Company was actively pursuing the sale of two restaurants and accordingly reclassified the net fixed assets ($1,625,834) and inventories ($141,948) as assets held for sale.

4.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                       October 2,     October 3,
                                                         1999            1998

      Goodwill (a)                                    $6,222,877      $6,222,877
      Purchased leasehold rights (b)                     750,740         652,740
      Noncompete agreements and other (c)                790,000         790,000
      Organization costs                                 789,521         678,491
                                                      ----------      ----------

                                                       8,553,138       8,344,108
      Less accumulated amortization                    3,258,607       2,829,176
                                                      ----------      ----------

                                                      $5,294,531      $5,514,932
                                                      ==========      ==========

        (a) In August 1985, certain subsidiaries of the Company acquired approximately one-third of the then outstanding shares of common stock (964,599 shares) from a former officer and director of the Company for a purchase price of $3,000,000. The consolidated balance sheets reflect the allocation of $2,946,000 to goodwill.

        (b) Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

        (c) During fiscal 1998, the Company acquired a restaurant for $2,735,000 in cash. The acquisition was accounted for as a purchase transaction with the purchase price allocated as follows: leasehold improvements $200,000; furniture, fixtures and equipment $300,000; and goodwill $2,235,000.

5.    OTHER ASSETS

      Other assets consist of the following:

                                                           October 2,     October 3,
                                                             1999            1998

      Deposits                                           $  313,142      $  353,674
      Deferred financing fees                               144,195         214,192
      Investments in and advances to affiliates (a)       2,694,577         563,367
                                                         ----------      ----------

                                                         $3,151,914      $1,131,233
                                                         ==========      ==========


        (a) The Company, through a wholly owned subsidiary, became a general partner with a 19% interest in a partnership which acquired on July 1, 1987 an existing Mexican food restaurant, El Rio Grande, in New York City. Several related parties also participate as limited partners in the partnership. The Company's equity in earnings of the limited partnership was $65,000, $80,000 and $40,000, for the years ended October 2, 1999, October 3, 1998 and September 27, 1997, respectively.

            The Company also manages El Rio Grande through another wholly owned subsidiary on behalf of the partnership. Management fee income relating to these services was $358,000, $421,000 and $311,000 for the years ended October 2, 1999, October 3, 1998 and September 27, 1997, respectively (Note 11).

            The Company, through a wholly owned subsidiary, became a partner with a 50% interest in a partnership to construct and develop four restaurants at a large theatre development in Southfield, Michigan. At October 2, 1999 and October 3, 1998 the Company's investment in the partnership was $2,691,000 and $567,000, respectively. The Company is committed to investing $6,000,000 in the partnership, and also anticipates loaning an additional $2,500,000 to open the restaurants, which are expected to open in the March 2000 fiscal quarter.

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following:


                                                                       OCTOBER 2,           OCTOBER 3,
                                                                         1999                 1998
Sales tax payable                                                     $  782,365            $  928,225
Accrued wages and payroll related costs                                  877,758               675,520
Customer advance deposits                                              1,083,000               943,000
Accrued and other liabilities                                          1,993,774             1,304,021
                                                                      ----------            ----------
                                                                      $4,736,897            $3,850,766
                                                                      ==========            ==========


7.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                       OCTOBER 2,           OCTOBER 3,
                                                                         1999                 1998
Revolving Credit and Term Loan Facility with interest at the
  prime rate, plus 1/2%, payable on April 30, 2001 (a)                $5,850,000            $2,600,000

Notes issued in connection with refinancing of restaurant
  equipment, at 8.75%, payable in monthly installments through
  January 2002 (b)                                                     1,439,171             1,990,827

Note issued in connection with acquisition of restaurant site, at 7.25%, payable in monthly installments through
  January 1, 2000 (c)                                                    366,235               423,807
                                                                      ----------            ----------
                                                                       7,655,406             5,014,634
Less current maturities                                                  972,330               609,283
                                                                      ----------            ----------
                                                                      $6,683,076            $4,405,351
                                                                      ==========            ==========

(a) The Company's Revolving Credit and Term Loan Facility with its main bank (Bank Leumi USA), as amended September 1999, includes a $16,000,000 facility to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. Outstanding loans bear interest at 1/2% above the bank's prime rate. Any outstanding loans on April 2001 are due in full. The Facility also includes a two-year Letter of Credit Facility for use in lieu of lease security deposits. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

     The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing facilities and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such facilities.

     The agreement includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, advances to managed businesses, mergers, sale of assets, dividends and liens on the property of the Company. The agreement also contains financial covenants requiring the Company to maintain a minimum ratio of debt to net worth, minimum shareholders' equity and a minimum ratio of cash flow prior to debt service. The Company is in compliance with all covenants.

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

Required principal payments on long-term debt are as follows:

  YEAR                                            AMOUNT
   2000                                        $  972,330
   2001                                         6,509,122
   2002                                           173,954
                                               ----------
                                               $7,655,406
                                               ==========

    During the fiscal years ended October 2, 1999, October 3, 1998 and September 27, 1997, interest expense was $526,411, $608,278 and $931,383, respectively, of which $101,000 and $176,000 was capitalized during the fiscal years ended October 2, 1999 and September 27, 1997, respectively.

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

    As of October 2, 1999, future minimum lease payments, net of sublease rentals, under noncancelable leases are as follows:

                                                              OPERATING      CAPITAL
   YEAR                                                        LEASES        LEASES
   2000                                                      $ 7,147,104    $154,281
   2001                                                        7,353,938        --
   2002                                                        7,406,725        --
   2003                                                        7,406,003        --
   2004                                                        6,845,236        --
   Thereafter                                                 24,392,535        --
                                                             -----------    --------
   Total minimum payments                                    $60,551,541     154,281
                                                             ===========
   Less amount representing interest                                           5,624
                                                                            --------
   Present value of net minimum lease payments                              $148,657
                                                                            ========

    In connection with the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $488,750 as security deposits under such leases.

    Rent expense was $9,638,551, $9,940,639 and $9,102,267 during the fiscal years ended October 2, 1999, October 3, 1998 and September 27, 1997, respectively. Rent expense for the fiscal years ended October 2, 1999, October 3, 1998 and September 27, 1997 includes approximately $149,000, $57,000 and $19,000 operating lease deferred credits, representing the difference between rent expense recognized on a straight-line basis and actual amounts currently payable. Contingent rentals, included in rent expense, were $2,799,585, $2,769,721 and $2,432,404 for the fiscal years ended October 2, 1999, October 3, 1998 and September 27, 1997, respectively.

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

    A lawsuit was commenced against the Company in October 1997 in the District Court for the Southern District of New York by 44 present and former employees alleging various violations of Federal wage and hour laws. The complaint seeks an injunction against further violations of the labor laws and payment of unpaid minimum wages, overtime and other allegedly required amounts, liquidated damages, penalties and attorneys' fees. The Company believes that most of the claims asserted in this litigation, including those with respect to minimum wages, are insubstantial. The Company believes that there were certain violations of overtime requirements, which have today been largely corrected, for which the Company will have liability. The period of time in which affected employees could "opt-in" to the lawsuit asserting similar violations has expired and a total of 214 individuals have so elected. Discovery in this action has not been completed. This uncertainty prevents the Company from making any reasonable estimate of its ultimate liability. However, based upon information available to the Company at this time, the Company does not believe that the amount of liability which may be sustained in this action will have a materially adverse effect on the Company's business or financial condition.

    A lawsuit was commenced against the Company in April 1997 in the District Court for Clark County, Nevada by one former employee and one current employee of the Company's Las Vegas subsidiary alleging that: (i) the Company forced food service personnel at the Company's Las Vegas facilities to pay a portion of their tips back to the Company in violation of Nevada law and (ii) the Company failed to timely pay wages to terminated employees. The action was brought as a class action on behalf of all similarly situated employees. The Company believes that the first allegation is entirely without merit and that the Company has no liability. The Company also believes that its liability, if any, from an adverse result in connection with the second allegation would be inconsequential. The Company intends to vigorously defend against these claims.

    In addition, several unfair labor practice charges have been filed against the Company before the National Labor Relations Board with respect to the company's Las Vegas subsidiary. One consolidated complaint alleged that the Company unlawfully terminated seven employees and disciplined seven other employees allegedly in retaliation for their union activities. An Administrative Law Judge (ALJ) found that five employees were terminated unlawfully and two were discharged for valid reasons. As far as the discipline, the judge found that the Company acted legally in disciplining four employees but not lawfully with respect to three employees. The Company has appealed the adverse rulings of the ALJ to the National Labor Relations Board in Washington, D.C. The Company believes that there are reasonable grounds for obtaining a reversal of the unfavorable findings by the ALJ and does not believe that an adverse outcome in this proceeding will have a material adverse effect upon the Company's financial condition or results of operations. In May 1999, the ALJ issued a favorable decision involving unfair labor practice charges filed against the Company before the National Labor Relations Board with respect to the Company's Las Vegas subsidiary. The complaint alleged that four employees were terminated and three other employees disciplined because of their union activities. The ALJ found that none of the employees were terminated or disciplined for inappropriate reasons. The ALJ found two violations of management communications rules for which non-economic remedies were proposed. A second unfair labor practice matter is pending before the full National Labor Relations Board. The company does not believe that an adverse outcome in any of the unfair practice charges will have a material adverse effect upon the Company's financial condition or results of operations.

    The Company believes that these unfair labor practice charges and the litigation described above are part of an ongoing campaign by the Culinary Workers Union which is seeking to represent employees at the Company's Las Vegas restaurants. However, rather than pursue the normal election process pursuant to which employees are given the freedom to choose whether they should be represented by a union, a process which the Company support. The Company believes the union is seeking to achieve recognition as the bargaining agent for such employees through a campaign directed not at the Company's employees but at the Company and its stockholders. The Company intends to continue to support the right of its employees to decide such matters and to oppose the efforts of the Culinary Workers Union to circumvent that process.

    An action was commenced in May 1998 in Superior Court of the District of Columbia against the Company and its Washington, D.C. subsidiaries by 7 present and former employees of the restaurants owned by such subsidiaries alleging violations of the District of Columbia Wage & Hours Act relating to minimum wages and overtime compensation. The Company does not believe that its liability, if any, from an adverse result in this matter would have a material adverse effect upon its business or financial condition.

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

    COMMON STOCK REPURCHASE PLAN - In August 1998, the Company authorized the repurchase of up to 500,000 shares of the Company outstanding common stock. In April 1999, the Company authorized the repurchase of an additional 300,000 shares of the Company outstanding common stock. For the years ended October 2, 1999 and October 3, 1998 the Company repurchased 422,700 and 159,000 shares at a total cost of $4,228,162 and $1,522,496, respectively.

10. STOCK OPTIONS

    On October 15, 1985, the Company adopted a Stock Option Plan (the "Plan") pursuant to which the Company reserved for issuance an aggregate of 175,000 shares of common stock. In May 1991 and March 1994, the Company amended such Plan to increase the number of shares issuable under the Plan to 350,000 and 447,650, respectively. In March 1996, the Company adopted a second plan and reserved for issuance an additional 135,000 shares. In March 1997, the Company amended this plan to increase the number of shares included under the plan to 270,000. Options granted under the Plans to key employees are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire five years after the date of grant and are generally exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the date of grant.

    Additional information follows:

                                                     1999                          1998                            1997
                                    --------------------------------------------------------------  -------------------------------
                                                           WEIGHTED                      WEIGHTED                          WEIGHTED
                                                           AVERAGE                       AVERAGE                           AVERAGE
                                                           EXERCISE                      EXERCISE                          EXERCISE
                                         SHARES             PRICE         SHARES          PRICE          SHARES             PRICE
Outstanding, beginning of year          311,500           $10.86          227,500       $10.38           105,625          $ 7.18
Options:
  Granted                               214,000            10.00          100,000        11.38           150,000           11.71
  Exercised                             (20,500)            8.00          (10,000)        6.50           (17,500)           4.89
  Canceled or expired                   (16,500)            9.24           (6,000)        8.63           (10,625)           6.37
                                      ---------                          --------                       --------
Outstanding, end of year (a)            488,500            10.65          311,500        10.86           227,500           10.38
                                      ---------                          --------                       --------
Price Range, Outstanding Shares     $8.00 - $12.00                    $8.00 - $12.00                  $6.50 - $12.00

Weighted Average Years                 3.3 years                         3.2 years                       3.53 years

Shares available for future grant        22,500                            20,000                        120,000
                                      ---------                          --------                       --------
Options exercisable (a)                 178,917            10.78          117,583        10.13            47,500            7.65
                                      ---------                          --------                       --------


(a) Options become exercisable at various times until expiration dates ranging from October 1999 through April 2004.

    Statement of Financial Accountings Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") requires the Company to disclose pro forma net income and pro forma earnings per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The fair value of each stock-option grant is estimated on the date of grant using the Black-Scholes option pricing. The assumptions for fiscal 1999 include: risk-free interest rate of 6.25%; no dividend yield; expected life of four years; and expected volatility of 38%. The assumptions for fiscal 1998 include; risk free interest rate of 5.5%; no dividend yield; expected life of four years; and expected volatility of 75%. The assumptions for fiscal 1997 include; risk-free interest rate of 6.5%; no dividend yield; expected life of 4 years and expected volatility of 38%.

    The pro forma impact was as follows:

                                                                                YEAR ENDED
                                                          ------------------------------------------------------
                                                          OCTOBER 2,             OCTOBER 3,        SEPTEMBER 27,
                                                             1999                  1998               1997
Net earnings as reported                                  $4,494,731            $4,612,141         $1,737,655
Net earnings - pro forma                                   4,307,357             4,464,576          1,694,991

Earnings per share as reported - basic                    $     1.30            $     1.21         $     0.47
Earnings per share as reported - diluted                        1.29                  1.20               0.46

Earnings per share pro forma - basic                            1.24                  1.17               0.46
Earnings per share pro forma - diluted                          1.24                  1.16               0.45

    The exercise of nonqualified stock options in the fiscal years ended October 2, 1999, October 3, 1998 and September 27, 1997 resulted in income tax benefits of $21,263, $18,615 and $57,580, respectively, which were credited to additional paid-in capital. The income tax benefits result from the difference between the market price on the exercise date and the option price.

11. MANAGEMENT FEE INCOME

    As of October 2, 1999, the Company provides management services to five restaurants owned by outside parties. In accordance with the contractual arrangements, the Company earns fixed fees and management fees based on restaurant sales and operating profits as defined by the various management agreements.

    Restaurants managed had net sales of $9,803,693, $12,738,639 and $14,151,888 during the management periods within the years ended October 2, 1999, October 3, 1998 and September 27, 1997, respectively, which are not included in consolidated net sales of the Company.

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


    The provision for income taxes consists of the following:

                                                                               YEAR ENDED
                                                         ------------------------------------------------------
                                                          OCTOBER 2,             OCTOBER 3,        SEPTEMBER 27,
                                                             1999                  1998               1997
Current provision:
  Federal                                                 $1,298,451            $1,892,997         $  668,391
  State and local                                            894,533             1,117,363            908,183
                                                          ----------            ----------         ----------
                                                           2,192,984             3,010,360          1,576,574
                                                          ----------            ----------         ----------

Deferred provision (credit):
  Federal                                                    349,299               100,486           (329,602)
  State and local                                             33,325               (42,105)          (102,364)
                                                          ----------            ----------         ----------
                                                             382,624                58,381           (431,966)
                                                          ----------            ----------         ----------
                                                          $2,575,608            $3,068,741         $1,144,608
                                                          ==========            ==========         ==========

      The provision for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:

                                                                          Year Ended
                                                      -------------------------------------------------

                                                         October 2,       October 3,       September 27,
                                                            1999             1998              1997

      Provision for Federal income taxes (34%)         $ 2,404,000       $ 2,612,000       $   980,000

      State and local income taxes net of Federal
        tax benefit                                        612,000           710,000           532,000

      Amortization of goodwill                              26,000            26,000            26,000

      Tax credits                                         (512,000)         (506,000)         (373,000)

      Other                                                 45,608           226,741           (20,392)
                                                       -----------       -----------       -----------

                                                       $ 2,575,608       $ 3,068,741       $ 1,144,608
                                                       ===========       ===========       ===========

      Deferred tax assets or liabilities are established for (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company's net deferred tax asset are as follows:


                                                                           October 2,       October 3,
                                                                              1999            1998
      Deferred tax assets:
        Operating loss carryforwards                                     $ 1,035,396       $   839,253
        Operating lease deferred credits                                     570,370           634,516
        Carryforward tax credits                                             976,725         1,086,025
        Depreciation and amortization                                        114,662            22,104
        Deferred Gains                                                      (270,112)             --
        Valuation allowance                                                 (870,289)         (642,522)
                                                                         -----------       -----------

                                                                         $ 1,556,752       $ 1,939,376
                                                                         ===========       ===========

      A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $870,289 at October 2, 1999 and $642,522 at October 3, 1998. The Company has state operating loss carryforwards of $11,671,000 and local operating loss carryforwards of $8,270,000, which expire in the years 2002 through 2014.

      The Internal Revenue Service is currently examining the Company's federal income tax returns for fiscal years ended September 28, 1991 through October 1, 1994, and the Internal Revenue Service has proposed certain adjustments, all of which are being contested by the Company. The adjustments primarily relate to (i) pre-opening, legal and accounting expenses incurred in connection with new or acquired restaurants that the Internal Revenue Service asserts should have been capitalized and amortized rather than currently expensed and (ii) travel and meal expenses for which the Internal

      Revenue Service asserts the Company did not comply with certain record keeping requirements of the Internal Revenue Code. The Company has reached an agreement in principle with the Internal Revenue
      Service to resolve the proposed adjustments. The Company does not believe that the final adjustments contemplated by the agreement in principle will have a material effect on the Company's financial condition.

13.   OTHER INCOME

      Other income consists of the following:

                                                           YEAR ENDED
                                         ----------------------------------------
                                          October 2,    October 3,   September 27,
                                             1999          1998          1997

      Purchasing service fees              $ 88,061      $124,455      $ 86,073
      Insurance proceeds (a)                   --            --         377,427
      Sales of logo T-shirts and hats       133,819       160,596       171,259
      Other                                 213,730       205,067       145,522
                                           --------      --------      --------

                                           $435,610      $490,118      $780,281
                                           ========      ========      ========


      (a) In July 1994, the Company was required to close a restaurant in Manhattan (Ernie's) on a temporary basis to enable structural repairs to be made to the ceiling of the restaurant. The cost of such repairs, other ongoing restaurant operating expenses and a guaranteed profit were borne by a third party. The restaurant reopened in February 1995 and the agreement provided that the third party continue to guarantee some level of operating profits through January 1998. During the fiscal year ended September 27, 1997, the Company received $377,427 in excess of the continuing restaurant operating expenses.

14.   INCOME PER SHARE OF COMMON STOCK

      The Company adopted in the first quarter of fiscal 1998, The Financial Accounting Standards Board Statement No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. The Company now discloses "Basic Earnings per Share," which is based upon the weighted average number of shares of common stock outstanding during each period and "Diluted Earnings per Share," which requires the Company to include common stock equivalents consisting of dilutive stock options and warrants. The Company also retroactively applied the new standard to all periods presented.

      A reconciliation of the numerators and denominators of the basic and diluted per share computations follow.

                                                                      Income          Shares       Per-share
                                                                    (Numerator)    (Denominator)     Amount

      Year ended October 2, 1999:
       Basic EPS                                                     $4,494,731      3,460,865      $ 1.30
       Stock options and warrants                                          --           15,115        0.01
                                                                     ----------      ---------      ------
       Diluted EPS                                                    4,494,731      3,475,980        1.29

      Year ended October 3, 1998:
       Basic EPS                                                      4,612,141      3,826,255        1.21
       Stock options and warrants                                          --           25,764        0.01
                                                                     ----------      ---------      ------
       Diluted EPS                                                    4,612,141      3,852,019        1.20

      Year ended September 27, 1997:
       Basic EPS                                                      1,737,655      3,714,116        0.47
       Stock options and warrants                                          --           28,695        0.01
                                                                     ----------      ---------      ------
       Diluted EPS                                                    1,737,655      3,742,811        0.46


15.   QUARTERLY INFORMATION (UNAUDITED)

      The following table sets forth certain quarterly operating data.

                                                                 Fiscal Quarter Ended
                                        -------------------------------------------------------------------
                                           January 2          April 3            July 3       October 2,
                                             1999              1999               1999           1999
      1999

      Net sales                           $26,933,489      $ 23,344,731       $31,563,976      $28,958,717

      Gross restaurant profit              19,823,052        16,983,679        23,408,382       21,284,497

      Net income (loss)                     1,025,576          (156,178)        2,115,333        1,510,000

      Net income (loss) per share -
        basic                             $      0.28      $      (0.04)      $      0.63      $      0.46

      Net income (loss) per share -
        diluted                           $      0.28      $      (0.04)      $      0.63      $      0.45


                                                                 Fiscal Quarter Ended
                                        -------------------------------------------------------------------
                                           December 27,       March 28,          June 27,     October 3,
                                               1997             1998               1998          1998

      1998

      Net sales                           $26,940,384      $ 25,198,012       $33,029,512      $32,230,545

      Gross restaurant profit              19,692,165        18,345,554        24,432,866       23,662,166

      Net income (loss)                       727,441          (254,154)        2,428,676        1,710,178

      Net income (loss) per share -
        basic and diluted                 $      0.19      $      (0.07)      $      0.63      $      0.45

                                                                 FISCAL QUARTER ENDED
                                        -------------------------------------------------------------------
                                           December 28,       March 29,          June 28,     September 27,
                                               1996             1997               1997          1997

      1997

      Net sales                           $ 18,166,656     $ 24,887,795       $31,469,304      $29,802,631

      Gross restaurant profit               13,068,926       17,775,683        22,922,594       22,107,296

      Net income (loss)                       (552,503)      (1,108,203)        1,947,476        1,450,885

      Net income (loss) per share
        basic and diluted                 $      (0.16)    $      (0.29)      $      0.51      $      0.38


16.   SUBSEQUENT EVENTS (UNAUDITED)

      In December 1999 the Company entered into a new credit agreement with its main bank, Bank Leumi USA. The new agreement allows the Company to borrow up to $28,000,000 for use in construction of and acquisition of new restaurants and for working capital purposes at the Company's existing restaurants. After two years, the revolving loans will be converted into term loans payable over 36 months. Outstanding loans bear interest at prime + 1/2%. The agreement also includes a five year $2,000,000 Letter of Credit Facility for use at the Company's restaurants in lieu of lease security deposits.

                                     ******

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 27th day of December, 1999.

                                               ARK RESTAURANTS CORP.

                                               By: s/ Michael Weinstein
                                                   -----------------------------
                                                   MICHAEL WEINSTEIN, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.


Signature                       Title                             Date
---------                       -----                             ----

s/Ernest Bogen                  Chairman of the Board             December 27, 1999
-----------------------
(Ernest Bogen)

s/Michael Weinstein             President and Director            December 27, 1999
-----------------------
(Michael Weinstein)

s/Vincent Pascal                Vice President,                   December 27, 1999
-----------------------         Secretary and Director
(Vincent Pascal)

s/Robert Towers                 Vice President, Treasurer,        December 27, 1999
-----------------------         Principal Financial Officer
(Robert Towers)                 and Director

s/Andrew Kuruc                  Vice President, Controller,       December 27, 1999
-----------------------         Principal Accounting Officer
(Andrew Kuruc)                  and Director

Donald D. Shack                 Director                          December 27, 1999
-----------------------
(Donald D. Shack)

s/Jay Galin                     Director                          December 27, 1999
-----------------------
(Jay Galin)

s/Paul Gordon                   Director                          December 27, 1999
-----------------------
(Paul Gordon)
