Form 10-Q
period 2000-01-01
ARK RESTAURANTS CORP
filed 2000-02-15
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             (Mark one)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2000

             [___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14030


                              ARK RESTAURANTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                New York                                         13-3156768
----------------------------------------                     -------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


  85 Fifth Avenue, New York, New York                               10003
----------------------------------------                     -------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including
area code                                                      (212) 206-8800
                                                             -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ X ]   No [___]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding shares at February 14, 2000
------------------------------           ---------------------------------------
(Common stock, $.01 par value)                          3,181,699

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION:                                             PAGE

  Item 1.  Consolidated Financial Statements:

    Consolidated Condensed Balance Sheets - January 1, 2000
     (Unaudited) and October 2, 1999                                           1

    Consolidated Condensed Statements of Operations and
     Retained Earnings - 13-Week Periods Ended January 1, 2000
     (Unaudited) and January 2, 1999 (Unaudited).                              2

    Consolidated Condensed Statements of Cash Flows - 13-Week Periods
     Ended January 1, 2000 (Unaudited) and January 2, 1999 (Unaudited)         3

    Notes to Consolidated Condensed Financial
     Statements (Unaudited)                                                  4-5

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               6-10


PART II - OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                                    11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------------
                                                      January 1,         October 2,
                                                         2000               1999
                                                     ------------       ------------
                                                     (Unaudited)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                            $   276            $   334
  Accounts receivable                                    4,079              3,074
  Inventories                                            2,187              1,916
  Current portion of long-term receivables                 371                446
  Prepaid expenses and other current assets                420                336
  Refundable and prepaid income taxes                       90                 --
  Deferred income taxes                                    680                710
                                                       -------            -------
     Total current assets                                8,103              6,816

LONG-TERM RECEIVABLES                                    1,195              1,184
ASSETS HELD FOR SALE                                       944                988

FIXED ASSETS - At Cost:
  Leasehold improvements                                27,207             23,500
  Furniture, fixtures and equipment                     21,011             19,352
  Leasehold improvements in progress                     7,027              4,408
                                                       -------            -------
                                                        55,245             47,260
  Less accumulated depreciation and
   amortization                                         18,949             18,163
                                                       -------            -------
                                                        36,296             29,097
INTANGIBLE ASSETS - Less accumulated
  amortization of $2,899 and $3,259                      4,865              5,295
OTHER ASSETS                                             5,529              3,152
DEFERRED INCOME TAXES                                      988                847
                                                       -------            -------

TOTAL ASSETS                                           $57,920            $47,379
                                                       =======            =======


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable - trade                             $ 4,743            $ 3,816
  Accrued expenses and other current
   liabilities                                           3,933              4,737
  Current maturities of long-term debt                     613                972
  Current maturities of capital lease obligations           99                149
  Accrued income taxes                                      --                186
                                                       -------            -------
        Total current liabilities                        9,388              9,860

LONG-TERM DEBT - net of current maturities              18,627              6,683

OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities                                                 --                 --

OPERATING LEASE DEFERRED CREDIT                          1,322              1,322

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000 shares;
   issued, 5,188 shares                                     52                 52
  Additional paid-in capital                            22,151             22,060
  Retained earnings                                     14,728             14,400
                                                       -------            -------
                                                        36,931             36,512
  Less treasury stock, 2,068 and 1,927 shares            8,348              6,998
                                                       -------            -------
        Total shareholders' equity                      28,583             29,514
                                                       -------            -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $57,920            $47,379
                                                       =======            =======


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS & RETAINED EARNINGS (Unaudited)
(In Thousands, Except per share amounts)
--------------------------------------------------------------------------------------
                                                             13 Weeks Ended
                                                     -------------------------------
                                                      January 1,         January 2,
                                                         2000               1999
                                                     ------------       ------------
NET SALES                                              $26,957            $26,933

COST OF SALES                                            7,060              7,110
                                                       -------            -------

GROSS RESTAURANT PROFIT                                 19,897             19,823
MANAGEMENT FEE INCOME                                       34                 64
EQUITY IN EARNINGS OF UNCONSOLIDATED
 SUBSIDIARIES                                             (160)                --
                                                       -------            -------
                                                        19,771             19,887
                                                       -------            -------
OPERATING EXPENSES
  Payroll and payroll benefits                           9,985              9,761
  Occupancy                                              3,535              3,296
  Depreciation and amortization                          1,007                992
  Other                                                  3,203              2,636
                                                       -------            -------
                                                        17,730             16,685

GENERAL AND ADMINISTRATIVE EXPENSES                      1,633              1,535
                                                       -------            -------
                                                        19,363             18,220
                                                       -------            -------
OPERATING INCOME                                           408              1,667
                                                       -------            -------
OTHER EXPENSE (INCOME):
  Interest expense, net                                     93                 64
  Other income                                            (126)              (107)
                                                       -------            -------
                                                           (33)               (43)
                                                       -------            -------
INCOME BEFORE INCOME TAXES                                 441              1,710

PROVISION FOR INCOME TAXES                                 160                684
                                                       -------            -------
NET INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                                         281              1,026

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     190                 --
                                                       -------            -------

NET INCOME                                                  91              1,026

RETAINED EARNINGS, Beginning of period                  22,060             17,565
                                                       -------            -------
RETAINED EARNINGS, End of period                       $22,151            $18,591
                                                       =======            =======
PER SHARE INFORMATION - BASIC & DILUTED:
  INCOME BEFORE ACCOUNTING CHANGE                       $.09               $.28
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                (.06)                --
  NET INCOME                                            $.03               $.28

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                3,201              3,646
                                                       =======            =======
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED              3,207              3,660
                                                       =======            =======


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------------------------
                                                                         13 Weeks Ended
                                                                --------------------------------
                                                                  January 1,         January 2,
                                                                     2000               1999
                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before cumulative effect of accounting change            $    281           $ 1,026
   Cumulative effect of accounting change                              (190)               --
   Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization of fixed assets                    830               829
       Amortization of intangibles                                      164               163
       Gain on sale of restaurants                                       --              (646)
       Deferred income taxes                                            111                50
   Changes in assets and liabilities:
       Decrease (Increase) in accounts receivable                    (1,005)             (807)
       Decrease (Increase) in inventories                              (271)                8
       Decrease (Increase) in prepaid expenses & other
        current assets                                                 (84)               74
       Decrease (Increase) in refundable & prepaid taxes                (90)               --
       Decrease (Increase) in other assets                              (23)             (211)
       Increase (Decrease) in accounts payable - trade                  927               256
       Increase (Decrease) in accrued expenses and other
        current liabilities                                           (804)             (116)
       Increase (Decrease) in accrued income taxes                     (186)              325
                                                                   --------           -------
          Net cash provided by (used in) operating activities          (340)              951
                                                                   --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets, net                                    (7,985)             (285)
   Additions to intangible assets                                        --               (11)
   Investment in joint venture                                       (2,358)               --
   Payments received on long-term receivables                           110                80
   Restaurant sales                                                      --               975
                                                                   --------           -------
          Net cash provided by (used in) investing activities       (10,233)              759
                                                                   --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                          12,050               800
   Principal payment on long-term debt                                 (465)           (1,801)
   Principal payment on capital lease obligations                       (48)              (73)
   Purchase of treasury stock                                        (1,350)             (548)
   Exercise of stock options                                            328                --
                                                                   --------           -------
          Net cash provided by (used in) financing activities        10,515            (1,622)
                                                                   --------           -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (58)               88

CASH AND CASH EQUIVALENTS, beginning of period                          334             1,023
                                                                   --------           -------

CASH AND CASH EQUIVALENTS, end of period                           $    276           $ 1,111
                                                                   ========           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during year for:
      Interest                                                     $    280           $   105
                                                                   ========           =======
      Income taxes                                                 $    436           $   749
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

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at January 1, 2000 and results of operations and changes in cash flows for the periods ended January 1, 2000 and January 2, 1999 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 2, 1999. The results of operations for the period ended January 1, 2000 is not necessarily indicative of the operating results for the full year.


2. Accounting Change

   The Company adopted in the quarter ended January 1, 2000, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred. The Company had previously capitalized organization costs and then amortized such costs over five years. The Company had net deferred organization expenses of $300,000 in intangible assets as of October 2, 1999 and such amount ($190,000 after taxes) is reported as a cumulative effect of a change in accounting principle.


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

   A reconciliation of the numerators and denominators of the basic and diluted per share computations follow:

                                                  Income                Shares            Per-Share
                                               (Numerator)           (Denominator)          Amount
                                               -----------           -------------        ----------
13-weeks ended January 1, 2000:

 BASIC EPS                                      $   91,000             3,201,000             $.03
  Stock Options &
  Warrants                                              --                 6,000               --
                                                ----------             ---------             ----
 Diluted EPS                                    $   91,000             3,207,000             $.03
                                                ----------             ---------             ----


13-weeks ended January 2, 1999:

 BASIC EPS                                      $1,026,000             3,646,000             $.28
  Stock Options &
   Warrants                                             --                14,000               --
                                                ----------             ---------             ----
 DILUTED EPS                                    $1,026,000             3,660,000             $.28
                                                ----------             ---------             ----


Options to purchase 454,000 shares of common stock at prices ranging from $9.50 to $12 per share and warrants to purchase 35,000 shares of common stock at $11.625 were not included in the computation of diluted earnings per share at January 1, 2000 because the exercise prices were greater than the average market price of the common shares.

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


NET SALES

      Net sales at restaurants and bars owned by the Company were basically unchanged in the 13-week period ended January 1, 2000 from the comparable period ended January 2, 1999. Net sales for the quarter increased by $1,116,000 from sales at restaurants which the Company did not operate in the 13-week period last year (Thunder Grill at Union Station in Washington, D.C. and Rialto Deli in the food court at the Venetian Casino Resort opened in the fiscal year ended October 2, 1999 and three additional food court outlets opened in the 13-week period ended January 1, 2000) and decreased by $1,248,000 from sales at restaurants that the Company no longer operates (B. Smith's DC and Perretti Italian Cafe were sold in the 13-week period ended January 2, 1999 and Louisiana Community Bar & Grill closed in the fourth quarter of fiscal 1999). Same store sales in the 13-week period ended January 2, 1999 increased by 0.6% principally due to increased customer counts. The components of this change consisted of a 0.9% increase in the Company's Las Vegas operations along with a 0.5% increase in the Company's other operations.


COSTS AND EXPENSES

      The Company's cost of sales consists only of food and beverage costs at restaurants and bars owned by the Company. For the 13-week period ended January 2, 1999 cost of sales as a percentage of net sales decreased to 26.2% from 26.4% for the comparable period last year.

      Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales, increased to 65.8% for the 13-week period ended January 1, 2000 from 62.0% last year. A significant portion of the increase for the 13-week period ended January 1, 2000 is due the fact that last year's 13-week period ended January 2, 1999 included gains on sale totaling $611,000, or 2.3% of net sales, from the sale of two restaurants (B. Smith's DC and Perretti Italian Cafe). There were no sales in the current fiscal quarter.

      The Company incurred pre-opening expenses and early operating losses at newly opened restaurants of approximately $475,000 in the period ended January 1, 2000 as compared to comparable expenses of approximately $100,000 last year. The Company typically incurs significant pre-opening expenses in connection with its new restaurants which are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

      General and administrative expenses, as a percentage of net sales, were 6.1% for the 13-week period ended January 1, 2000 as compared to 5.7% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 5.6% for the 13-week period ended January 1, 2000 as compared to 5.3% last year.

      The Company had net income of $91,000 for the 13-week period ended January 1, 2000 as compared to net income of $1,026,000 last year. The results for the 13-week period ended January 1, 2000 include $300,000 of after tax pre-opening expenses and early operating losses at newly opened restaurants and $190,000 of after tax charges resulting from the adoption of Statement of Position 98-5 which required the company to write-off the unamortized balance of organization costs. The results for the 13-week period ended January 2, 1999 include after tax gains of $388,000 from the sale of two restaurants (B. Smith's DC and Perretti Italian Cafe).

      During the 13-week period ended January 1, 2000 the Company managed five restaurants owned by third parties. Net sales of the managed locations were $2,032,000 during the 13-week period ended January 1, 2000 as compared to $2,157,000 last year. This decrease was primarily the result of the termination of a management agreement at a cafe. Net sales of these operations are not included in consolidated net sales.


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

      The Company's Revolving Credit facility with its main bank includes a $28,000,000 facility for use in construction and acquisition of new restaurants and for working capital at the Company's existing restaurants. The facility allows the Company to borrow up to $28,000,000 until December 2001 at which time outstanding loans can be converted into a term loan not to exceed $22,000,000 payable over 36 monthly installments. The loans bear interest at a rate of prime plus 1/2%. At January 1, 2000 the Company had borrowings of $17,900,000 outstanding on the facility.

         The Company also has a five-year $2,000,000 letter of credit facility for use in lieu of lease security deposits. At January 1, 2000 the Company had delivered $489,000 in irrevocable letters of credit on this facility.

      At January 1, 2000, the Company had a working capital deficit of $1,285,000 as compared to a working capital deficit of $3,044,000 at October 2, 1999. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

      The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds.


RESTAURANT EXPANSION

   The Company recently opened two restaurants (Lutece and Tsunami Asian Grill) and three food court facilities in the Venetian Casino Resort in Las Vegas, Nevada. One additional restaurant is scheduled to open later in the fiscal year. The Company has also recently opened two restaurants (Volcano Grill and Z-Dim) at a large theatre development in Southfield, Michigan under a joint venture agreement with Sony Theatres' Loeks Star Partners and Millennium Partners and is also constructing two additional restaurants, which are scheduled to open in the third quarter of fiscal 2000. The Company anticipates that its share of the required capital contributions in fiscal 2000 to meet the construction costs, initial inventories and pre-opening expenses will be approximately $5,000,000. Initial sales volumes at the two new restaurants are considerably below the Company's expectations and if the trend continues, it could have a significant impact on the Company's overall results for the current fiscal year.

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

YEAR 2000

      To date there have been no adverse effects to the Company's financial statements as a result of the year 2000 issues.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 14, 2000


         ARK RESTAURANTS CORP.


         By /S/ Michael Weinstein
            ------------------------------------
                Michael Weinstein, President


         By /S/ Andrew B. Kuruc
            ------------------------------------
                Andrew B. Kuruc
                Vice President, Controller and
                Principal Accounting Officer