Form 10-Q
period 2000-04-01
ARK RESTAURANTS CORP
filed 2000-05-16
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended April 1, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               For the transition period from        to
                                              ------    ------

                         Commission file number 0-14030

                                   ARK RESTAURANTS CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                               13-3156768
  -------------------------------             ------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

  85 Fifth Avenue, New York, New York                     10003
----------------------------------------          ---------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including
area code                                             (212) 206-8800
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

                                           Yes   X    No
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Outstanding shares at May 15, 2000
------------------------------       ----------------------------------
(Common stock, $.01 par value)                    3,181,699

ARK RESTAURANTS CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------

INDEX
-------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:                                                          PAGE
                                                                                         -----
  Item 1.  Consolidated Financial Statements:

    Consolidated Condensed Balance Sheets - April 1, 2000
     (Unaudited) and October 2, 1999                                                       1

    Consolidated Condensed Statements of Operations and Retained Earnings -
     13-week periods ended April 1, 2000 (Unaudited) and April 3, 1999
     (Unaudited) and 26-week periods ended April 1, 2000 (Unaudited) and April
     3, 1999 (Unaudited)                                                                   2

    Consolidated Condensed Statements of Cash Flows - 26-week periods ended
     April 1, 2000 (Unaudited) and April 3, 1999 (Unaudited)                               3

    Notes to Consolidated Condensed Financial
     Statements (Unaudited)                                                                4

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                             5-8

PART II - OTHER INFORMATION:

 Item 4. Submission of Matters to a Vote of Security Holders                               9

 Item 6. Exhibits and Reports on Form 8-K                                                  9

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
-------------------------------------------------------------------------------

                                                                                     April 1,  October 2,
                                                                                      2000       1999
                                                                                   ---------   ----------
                                                                                       (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................................  $    106    $   334
  Accounts receivable ...........................................................     3,159      3,074
  Inventories ...................................................................     2,321      1,916
  Current portion of long-term receivables ......................................     1,323        446
  Prepaid expenses and other current assets .....................................       636        336
  Refundable and prepaid income taxes ...........................................     2,842        --
  Deferred income taxes .........................................................       680        710
                                                                                   --------     ------
    Total current assets ........................................................    11,067      6,816

LONG-TERM RECEIVABLES ...........................................................     1,205      1,184

ASSETS HELD FOR SALE ............................................................       900        988

FIXED ASSETS - At Cost:
  Leasehold improvements ........................................................    33,843     23,500
  Furniture, fixtures and equipment .............................................    23,908     19,352
  Leasehold improvements in progress ............................................       788      4,408
                                                                                   --------     ------
                                                                                     58,539     47,260
  Less accumulated depreciation and
    amortization ................................................................    20,051     18,163
                                                                                   --------     ------
                                                                                    38,488      29,097
INTANGIBLE ASSETS - Less accumulated
  amortization of $2,997 and $3,259 .............................................     4,766      5,295
DEFERRED INCOME TAXES ...........................................................       988        847
OTHER ASSETS ....................................................................       572      3,152
                                                                                   --------     ------

TOTAL ASSETS ....................................................................   $57,986    $47,379
                                                                                   ========     ======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ......................................................   $ 3,277    $ 3,816
  Accrued expenses and other current
   liabilities ..................................................................     4,237      4,737
  Current maturities of long-term debt                                                  682        972

  Current maturities of capital lease obligations ...............................        51        149
  Accrued income taxes ..........................................................      --          186
                                                                                   --------     ------
    Total current liabilities ...................................................     8,247      9,860

LONG-TERM DEBT - net of current maturities ......................................    24,810      6,683
OBLIGATIONS UNDER CAPITAL LEASES - net of current
 maturities .....................................................................      --          --
OPERATING LEASE DEFERRED CREDIT .................................................     1,322      1,322

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000 shares;
   issued, 5,249 and 5,208 shares ...............................................        52         52
  Additional paid-in capital ....................................................    14,728     14,400
  Retained earnings .............................................................    17,175     22,060
                                                                                   --------     ------
                                                                                     31,955     36,512
  Less treasury stock, 2,068 and 1,927 shares ...................................     8,348      6,998
                                                                                   --------     ------

      Total shareholders' equity ................................................    23,607     29,514
                                                                                   --------     ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................   $57,986    $47,379
                                                                                   ========     ======


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except per share amounts)
-------------------------------------------------------------------------------

                                                                                       13 Weeks Ended         26 Weeks Ended
                                                                                     --------------------   ------------------
                                                                                     April 1,    April 3,   April 1,   April 3,
                                                                                       2000       1999       2000       1999
                                                                                    ---------    --------   --------   -------
NET SALES .......................................................................   $25,765    $23,345    $52,722    $50,278

COST OF SALES ...................................................................     6,813      6,361     13,873     13,471
                                                                                    -------    -------    -------    -------

GROSS RESTAURANT PROFIT .........................................................    18,952     16,984     38,849     36,807
MANAGEMENT FEE INCOME ...........................................................       184        447        218        511
JOINT VENTURE LOSSES ............................................................    (4,828)      --       (4,988)      --
                                                                                    -------    -------    -------    -------

                                                                                     14,308     17,431     34,079     37,318
                                                                                    -------    -------    -------    -------

OPERATING EXPENSES
  Payroll and payroll benefits ..................................................    10,310      8,987     20,295     18,748
  Occupancy .....................................................................     3,698      3,174      7,233      6,470
  Depreciation and amortization .................................................     1,270        959      2,277      1,951
  Other .........................................................................     4,125      3,075      7,328      5,711
                                                                                    -------    -------    -------    -------

                                                                                     19,403     16,195     37,133     32,880
GENERAL AND ADMINISTRATIVE
 EXPENSES .......................................................................     2,053      1,608      3,686      3,143
                                                                                    -------    -------    -------    -------
                                                                                     21,456     17,803     40,819     36,023
                                                                                    -------    -------    -------    -------
OPERATING INCOME (LOSS) .........................................................    (7,148)      (372)    (6,740)     1,295
                                                                                    -------    -------    -------    -------

OTHER EXPENSE (INCOME):
  Interest expense, net .........................................................       515         72        608        136
  Other income ..................................................................       (29)      (183)      (155)      (290)
                                                                                    -------    -------    -------    -------
                                                                                        486       (111)       453       (154)
                                                                                    -------    -------    -------    -------
INCOME (LOSS) before provision
 (benefit) for income taxes .....................................................    (7,634)      (261)    (7,193)     1,449

PROVISION (BENEFIT) for income taxes ............................................    (2,658)      (104)    (2,498)       580
                                                                                    -------    -------    -------    -------

NET INCOME (LOSS) BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE ....................................................    (4,976)      (157)    (4,695)       869

CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..........................................      --         --          190       --
                                                                                    -------    -------    -------    -------

NET INCOME (LOSS) ...............................................................    (4,976)      (157)    (4,885)       869

RETAINED EARNINGS, Beginning
  of period .....................................................................    22,151     18,591     22,060     17,565
                                                                                    -------    -------    -------    -------

RETAINED EARNINGS, End of period ................................................   $17,175    $18,434    $17,175    $18,434
                                                                                    =======    =======    =======    =======

PER SHARE INFORMATION - BASIC & DILUTED:

 INCOME (LOSS) BEFORE ACCOUNTING CHANGE .........................................   $ (1.56)   $  (.04)   $ (1.47)   $   .24
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE .........................................      --         --         (.06)      --
 NET INCOME (LOSS) ..............................................................   $ (1.56)     $(.04)    $(1.53)   $   .24
                                                                                    =======    =======    =======    =======

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC .........................................     3,182      3,562      3,191      3,604
                                                                                    =======    =======    =======    =======

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED .......................................     3,182      3,562      3,191      3,611
                                                                                    =======    =======    =======    =======


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
-------------------------------------------------------------------------------

                                                                                                    26 Weeks Ended
                                                                                                ----------------------
                                                                                                April 1,      April 3,
                                                                                                  2000          1999
                                                                                                --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) before cumulative effect of
      accounting change .......................................................................    $(4,695)    $   869
    Cumulative effect of accounting change ....................................................       (190)        --
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Write-off of joint venture advances ...................................................      4,988         --
        Write-off of accounts receivable ......................................................        280         --
        Depreciation and amortization of fixed assets .........................................      1,976       1,630
        Amortization of intangibles ...........................................................        301         321
        Gain on sale of restaurants ...........................................................       --          (681)
        Deferred income taxes .................................................................        111          50
    Changes in assets and liabilities:
        Decrease (Increase) in accounts receivable ............................................       (365)        364
        Decrease (Increase) in inventories ....................................................       (405)         22
        Decrease (Increase) in prepaid expenses and other
         current assets .......................................................................       (300)        (43)
        Decrease (Increase) in refundable and prepaid income taxes ............................     (2,842)       (158)
        Decrease (Increase) in other assets ...................................................        (78)       (523)
        Increase (Decrease) in accounts payable - trade .......................................       (539)       (471)
        Increase (Decrease) in accrued expenses and other
         current liabilities ..................................................................       (500)        235
        Increase (Decrease) in accrued income taxes ...........................................       (186)       (705)
                                                                                                   -------      ------

        Net cash provided (used) by operating activities ..................................         (2,444)        910
                                                                                                   -------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to fixed assets .................................................................    (11,287)     (1,806)
    Joint venture advances ....................................................................     (3,297)        --
    Additions to intangible assets ............................................................       --           (18)
    Payments received on long-term receivables ................................................         83         153
    Restaurant sales ..........................................................................       --           975
                                                                                                   -------      ------

       Net cash used in investing activities ..............................................        (14,501)       (696)
                                                                                                   -------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds of long-term debt ................................................................     18,450       4,200
    Principal payment on long-term debt .......................................................       (613)     (2,498)
    Principal payment on capital lease obligations ............................................        (98)       (136)
    Purchase of treasury stock ................................................................     (1,350)     (1,626)
    Exercise of stock options .................................................................        328         --
                                                                                                   -------      ------

       Net cash provided by (used) in financing activities ................................         16,717         (60)
                                                                                                   -------      ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................           (228)        154

CASH AND CASH EQUIVALENTS, beginning of period ............................................            334       1,023
                                                                                                   -------      ------

CASH AND CASH EQUIVALENTS, end of period ..................................................        $   106     $ 1,177
                                                                                                   =======      ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during year for:
     Interest .................................................................................    $   836     $   224
                                                                                                   =======      ======

 Income taxes .............................................................................        $   531       1,392
                                                                                                   =======      ======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
-------------------------------------------------------------------------------

1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 1, 2000 and results of operations and changes in cash flows for the periods ended April 1, 2000 and April 3, 1999 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 2, 1999. The results of operations for the periods ended April 1, 2000 are not necessarily indicative of the operating results for the full year.

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

3.   JOINT VENTURE LOSSES

     The Company, through a wholly owned subsidiary, was a partner with a 50% interest in a partnership that was formed to develop and construct four restaurants at a large theatre development in Southfield, Michigan. In March 2000, the Company withdrew from the project and incurred charges, during the 13-week period ended April 1, 2000, of $4,828,000 ($3,198,000 after tax) from the write-off of advances for construction costs and working capital needs on the project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Certain of these risks and uncertainties are discussed under the heading "forward looking statements"in the Company's annual report on form 10-K for the fiscal year ended October 2, 1999.

NET SALES

     Net sales at restaurants owned by the Company increased 10.4% in the 13-week period ended April 1, 2000 from the comparable period ended April 3, 1999. Net sales for the quarter increased by $2,267,000 from sales at restaurants which the Company did not operate in the 13-week period last year. Specifically, Thunder Grill at Union Station in Washington, D.C. and one food court outlet at the Venetian Casino Resort in Las Vegas, Nevada opened in the fiscal year ended October 2, 1999, while in the current fiscal year - Lutece, Tsunami and three additional food court outlets have also opened in the Venetian Casino Resort. Net sales also increased by $1,382,000 from a 6.3% increase in same store sales. The components of this increase consisted of a 7.2% increase in the Company's Las Vegas operations along with a 5.5% increase in the Company's other operations. The increase in net sales for the quarter was offset in part by the loss of sales totaling $1,324,000 at restaurants that the Company no longer operates (Louisiana Community Bar & Grill closed in the fourth quarter of fiscal 1999 and B. Smiths New York was closed for substantially all of the quarter as it was being converted to another concept).

     Net sales at restaurants owned by the Company increased 4.9% in the 26-week period ended April 1, 2000 from the comparable period ended April 3, 1999. Net sales increased by $3,383,000 from sales at restaurants which the Company did not operate last year (Thunder Grill in Washington, D.C. and the restaurants and food court outlets in the Venetian Casino Resort). Net sales also increased by $1,665,000 from a 3.6% increase in same store sales. The components of this increase consisted of a 4.1% increase in the Company's Las Vegas operations along with a 3.2% increase in the Company's other operations. The increase in net sales for the 26-weeks was offset in part by the loss of sales totaling $2,604,000 at restaurants that the Company no longer operate (B. Smith's DC, Perretti Italian Cafe, Louisiana Community Bar & Grill and B. Smith's New York).

COSTS AND EXPENSES

     The Company's cost of sales consists of food and beverage costs at restaurants owned by the Company. For 13-week period ended April 1, 2000 cost of sales as a percentage of net sales was 26.4% as compared to 27.2% last year while cost of sales as a percentage of net sales for the 26-week period ended April 1, 2000 was 26.3% as compared to 26.8% last year.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 75.3% for the 13-week period ended April 1, 2000 as compared to 69.4% last year and for the 26-week period ended April 1, 2000 were 70.4% as compared to 65.4% last year. Operating expenses in the 13-week period ended April 1, 2000 were impacted by pre-opening expenses and early operating losses of $760,000 at newly opened restaurants (Lutece and Tsunami in the Venetian Casino resort); expenses of $491,000 associated with the anticipated sale of two restaurants (America in McLean, Virginia and Arlo); and expenses of $389,000 associated with the conversion of a New York City restaurant which reopened in May 2000 (Jack Rose formerly operated as B.Smith's). Operating expenses in the 26-week period ended April 3, 1999 is net of gains on sale of restaurants totaling $681,000, or 1.4% of sales. There were no sales in the current fiscal year.

     General and administrative expenses, as a percentage of net sales, were 8.0% for the 13-week period ended April 1, 2000 as compared to 6.9% last year and were 7.0% during the 26-week period ended April 1, 2000 as compared to 6.3% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 7.5% for the 13-week period ended April 1, 2000 as compared to 6.4% last year and would have been 6.5% for the 26-week period ended April 1, 2000 as compared to 5.8% last year. A significant portion of the increase in the 13-week period ended April 1, 2000 is due to costs associated with the expansion of the Company's corporate sales department and travel expenditures associated with the Company's newly opened Las Vegas restaurants.

     The Company had a net loss of $4,976,000 for the 13-week period ended April 1, 2000 as compared to a net loss of $157,000 last year and had a net loss of $4,885,000 for the 26-week period ended April 1, 2000 as compared to net income of $869,000 last year. The results for the 13-week period ended April 1, 2000 include an after tax charge of $3,198,000 due to the withdrawal in March 2000 from the Company's operation of restaurants at a large theatre development in Southfield, Michigan; after tax pre-opening expenses and early operating losses of $486,000 at newly opened restaurants (Lutece and Tsunami in the Venetian Casino resort); after tax expenses of $314,000 associated with the anticipated sale of two restaurants (America in McLean, Virginia and Arlo); and after tax expenses of $249,000 associated with the conversion of a New York City restaurant which reopened in May 2000. The results for the 26-week period ended April 3, 1999 include after tax gains of $388,000 from the sale of two restaurants (B. Smith's DC and Perretti Italian Cafe).

     During the 26-week period ended April 1, 2000 the Company managed five restaurants owned by third parties. Net sales of the managed locations were $3,606,000 during the 26-week period ended April 1, 2000 as compared to $3,851,000 last year. This decrease was primarily the result of the termination of one management agreement. Net sales of these operations are not included in consolidated net sales.

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

     The Internal Revenue Service is currently examining the Company's Federal Income Tax returns for the fiscal years ended September 28, 1991 through October 1, 1994, and has proposed certain adjustments, all of which are being contested by the Company. The adjustments primarily relate to (i) pre-opening, legal and accounting expenses incurred in connection with new or acquired restaurants that the Internal Revenue Service asserts should have been capitalized and amortized rather than currently expensed and (ii) travel and meal expenses for which the Internal Revenue Service asserts the Company did not comply with certain record keeping requirements of the Internal Revenue Code. The Company has reached an agreement in principle with the Internal Revenue Service to resolve the proposed adjustments. The Company does not believe that the final adjustments contemplated by the agreement will have a material effect on the Company's financial condition.

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

     The Company's Revolving Credit Facility with its main bank includes a $28,000,000 facility for use in construction and acquisition of new restaurants and for working capital at the Company's existing restaurants. The facility will allow the Company to borrow up to $28,000,000 until December 2001 at which time outstanding loans can be converted into a term loan not to exceed $22,000,000 payable over 36 monthly installments. The loans bear interest at a rate of prime plus 1/2%. At April 1, 2000 the Company had borrowings of $24,300,000 outstanding under its existing facility.

     The Company also has a five-year $2,000,000 letter of credit facility for use in lieu of lease security deposits. At April 1, 2000 the Company had delivered $489,000 in irrevocable letters of credit on this facility.

     In January 1997, pursuant to a new equipment financing facility, the Company borrowed from its main bank $2,851,000 at an interest rate of 8.75% to refinance the purchase of various restaurant equipment at the Las Vegas restaurant facilities. The note, which is payable in 60 equal monthly installments through January 2002, is secured by such restaurant equipment. At April 1, 2000 the Company had $1,192,000 outstanding on this facility.

     At April 1, 2000, the Company had working capital $2,820,000 as compared to a working capital deficit of $3,044,000 at October 2, 1999. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

     The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds. The agreement contains certain financial covenants such as minimum cash flow in relation to the Company's debt service requirements and the maintenance of minimum shareholders' equity. At April 1, 2000, the Company shareholders' equity was below the minimum required amount due to the write-off of advances on the Company's withdrawal from the Southfield, Michigan project. The Company received a waiver from the bank on this maintenance requirement.

RESTAURANT EXPANSION

     The Company recently opened two restaurants (Lutece and Tsunami Asian Grill) and three food court facilities in the Venetian Casino Resort in Las Vegas, Nevada. One additional restaurant at the Venetian Casino Resort is scheduled to open in the first half of fiscal year 2001.

     The Company has also started construction on one large restaurant along with a number of food court outlets at the new Aladdin Resort and Casino in Las Vegas, Nevada. This casino is currently under construction and is expected to open in the later part of fiscal 2000. The Company expects to spend up to $10,000,000 to open and operate these facilities.

      Although the Company is not currently committed to any other projects, the Company is exploring additional opportunities for expansion of its business. The Company expects to fund its existing projects through cash from operations and its current credit facilities. However, the Company is negotiating an expansion of its credit facility that will enable it to further meet the Company's anticipated future expansion.

YEAR 2000

     To date there have been no adverse effects to the Company's financial statements as a result of the year 2000 issues.

PART 11 - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on March 16, 2000. The following matters were submitted to a vote of the Company's stockholders:

(i)  The election of nine directors;

(ii) The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the 2000 fiscal year.

     The Company's stockholders re-elected the entire Board of Directors consisting of Ernest Bogen, Michael Weinstein, Vincent Pascal, Robert Towers, Andrew Kuruc, Paul Gordon, Donald D.Shack, Jay Galin and Bruce Lewin. Each director received at least 99% of the votes cast at the meeting.

     The Company's stockholders ratified the Board of Director's appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2000 fiscal year by a vote of 2,900,629 for, 1,910 against and 100 abstentions.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2000

     ARK RESTAURANTS CORP.

     By /S/ Michael Weinstein
       ----------------------
            Michael Weinstein, President

     By /S/ Andrew B. Kuruc
       --------------------
            Andrew B. Kuruc
            Vice President, Controller and
            Principal Accounting Officer