Form 10-Q
period 2000-07-01
ARK RESTAURANTS CORP
filed 2000-08-03
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark one)

        / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        -----   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 1, 2000


        /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        -----   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______ to ______

                    Commission file number 0-14030


                              ARK RESTAURANTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             New York                                        13-3156768

---------------------------------------                -----------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

  85 Fifth Avenue, New York, New York                           10003
----------------------------------------               -----------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including
area code                                                 (212) 206-8800
                                                       -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X    No
                           -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                      Outstanding shares at August 3, 2000
-----------------------------         ------------------------------------
(Common stock, $.01 par value)                    3,181,699


ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------

INDEX
--------------------------------------------------------------------------------


PART I -- FINANCIAL INFORMATION:                                                                                    PAGE
                                                                                                                   ----

  Item 1.  Consolidated Financial Statements:

    Consolidated Condensed Balance Sheets -- July 1, 2000
     (Unaudited) and October 2, 1999                                                                                 1

    Consolidated Condensed Statements of Operations and Retained Earnings --
     13-week periods ended July 1, 2000 (Unaudited) and July 3, 1999 (Unaudited)
     and 39-week periods ended July 1, 2000 (Unaudited) and July 3, 1999
     (Unaudited)                                                                                                     2

    Consolidated Condensed Statements of Cash Flows -- 39-week periods
     ended July 1, 2000 (Unaudited) and July 3, 1999 (Unaudited)                                                     3

    Notes to Consolidated Condensed Financial
     Statements (Unaudited)                                                                                         4-5

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                                     6-10



PART II - OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                                                                          11


PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS




ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                         July 1,               October 2,
                                                                                          2000                   1999
                                                                                        ---------            ------------
ASSETS                                                                                 (unaudited)
------
  CURRENT ASSETS:
  Cash and cash equivalents                                                             $   421                    $   334
  Accounts receivable                                                                     3,116                      3,074
  Inventories                                                                             2,127                      1,916
  Current portion of long-term receivables                                                1,376                        446
  Prepaid expenses and other current assets                                                 394                        336
  Refundable and prepaid income taxes                                                     2,003                          -
  Deferred income taxes                                                                     680                        710
                                                                                        -------                    -------
      Total current assets                                                               10,117                      6,816

LONG-TERM RECEIVABLES                                                                     1,264                      1,184

ASSETS HELD FOR SALE                                                                        855                        988

FIXED ASSETS -- At Cost:

  Leasehold improvements                                                                 34,068                     23,500
  Furniture, fixtures and equipment                                                      24,458                     19,352
  Leasehold improvements in progress                                                      3,656                      4,408
                                                                                        -------                     ------
                                                                                         62,182                     47,260
  Less accumulated depreciation and
   amortization                                                                          21,030                     18,163
                                                                                        -------                    -------
                                                                                         41,152                     29,097
INTANGIBLE ASSETS -- Less accumulated
  amortization of $3,093 and $3,259                                                       4,686                      5,295
DEFERRED INCOME TAXES                                                                       988                        847
OTHER ASSETS                                                                                540                      3,152
                                                                                        -------                    -------

TOTAL ASSETS                                                                            $59,602                    $47,379
                                                                                        =======                    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable -- trade                                                             $ 3,421                    $ 3,816
  Accrued expenses and other current
   liabilities                                                                            4,040                      4,737
  Current maturities of long-term debt                                                      903                        972
  Current maturities of capital lease obligations                                             -                        149
  Accrued income taxes                                                                        -                        186
                                                                                        -------                    -------
        Total current liabilities                                                         8,364                      9,860

LONG-TERM DEBT -- net of current maturities                                              24,536                      6,683

OPERATING LEASE DEFERRED CREDIT                                                           1,322                      1,322

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share --
   authorized, 10,000 shares;
   issued, 5,249 and 5,208 shares                                                            52                         52
  Additional paid-in capital                                                             14,728                     14,400
  Retained earnings                                                                      18,948                     22,060
                                                                                        -------                    -------
                                                                                         33,728                     36,512

  Less treasury stock, 2,068 and 1,927 shares                                             8,348                      6,998
                                                                                        -------                    -------

        Total shareholders' equity                                                       25,380                     29,514
                                                                                        -------                    -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $59,602                    $47,379
                                                                                        =======                    =======


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (Unaudited)
(In Thousands, Except per share amounts)
-------------------------------------------------------------------------------------------------------------------------
                                                                    13 Weeks Ended                    39 Weeks Ended
                                                              --------------------------        -------------------------
                                                               July 1,           July 3,        July 1,           July 3,
                                                                2000              1999           2000              1999
                                                              --------          --------        --------          -------
NET SALES                                                     $33,810           $31,564          $86,532           $81,842

COST OF SALES                                                   8,592             8,156           22,465            21,627
                                                              -------           -------          -------           -------

GROSS RESTAURANT PROFIT                                        25,218            23,408           64,067            60,215

MANAGEMENT FEE INCOME                                             152               251              370               762
JOINT VENTURE LOSSES                                                -                 -           (4,988)                -
                                                              -------           -------          -------           -------
                                                               25,370            23,659           59,449            60,977
                                                              -------           -------          -------           -------

RESTAURANT OPERATING EXPENSES
  Payroll and payroll benefits                                 11,051            10,430           31,346            29,178
  Occupancy                                                     3,709             3,578           10,942            10,048
  Depreciation and amortization                                 1,240               994            3,517             2,945
  Other                                                         4,241             3,698           11,569             9,409
                                                              -------           -------          -------           -------
                                                               20,241            18,700           57,374            51,580
                                                              -------           -------          -------           -------

INCOME FROM RESTAURANT OPERATIONS                               5,129             4,959            2,075             9,397

GENERAL AND ADMINISTRATIVE
 EXPENSES                                                       1,848             1,442            5,534             4,585
                                                              -------           -------          -------           -------

OPERATING INCOME (LOSS)                                         3,281             3,517           (3,459)            4,812
                                                              -------           -------          -------           -------

OTHER EXPENSE (INCOME):
  Interest expense, net                                           622               101            1,230               237
  Other income                                                   (132)             (110)            (287)             (400)
                                                              -------           -------          -------            ------
                                                                  490                (9)             943              (163)
                                                              -------           -------          -------            ------

INCOME (LOSS) before provision
 (benefit) for income taxes                                     2,791             3,526           (4,402)            4,975

PROVISION (BENEFIT) for income taxes                            1,018             1,410           (1,480)            1,990
                                                              -------           -------          -------            ------

NET INCOME (LOSS) before cumulative
 effect of accounting change                                    1,773             2,116           (2,922)            2,985

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              -                 -             (190)                -
                                                              -------           -------          --------          -------

NET INCOME (LOSS)                                               1,773             2,116           (3,112)            2,985

RETAINED EARNINGS, Beginning
  of period                                                    17,175            18,434           22,060            17,565
                                                              -------           -------          -------           -------

RETAINED EARNINGS, End of period                              $18,948           $20,550          $18,948           $20,550
                                                              =======           =======          =======           =======

PER SHARE INFORMATION -- BASIC & DILUTED:

INCOME (LOSS) BEFORE ACCOUNTING CHANGE                          $.56              $.63            ($.92)             $.85
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             -                 -            ( .06)                -
                                                                ----              ----             ----              ----
NET INCOME (LOSS)                                               $.56              $.63            ($.98)             $.85
                                                                ====              ====             ====              ====

Weighted Average Number of Shares -- BASIC                      3,182            3,335            3,189             3,514
Weighted Average Number of Shares -- DILUTED                    3,182            3,353            3,189             3,525
                                                                =====            =====            =====             =====

See notes to consolidated condensed financial statements


ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                                                    39 Weeks Ended
                                                                                             -----------------------------
                                                                                             July 1,               July 3,
                                                                                              2000                  1999
                                                                                             -------                -----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                            $(2,922)             $ 2,985
 Cumulative effect of accounting change                                                          (190)
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of fixed assets                                             3,104                2,450
      Amortization of intangibles                                                                 413                  496
      Write-off of joint venture advances                                                       4,988                    -
      Write-off of accounts receivable                                                            280                    -
      Gain on sale of restaurants                                                                                     (716)
      Deferred income taxes                                                                       111                   90
  Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                                                 (322)                 221
      Decrease (Increase) in inventories                                                         (211)                (141)
      Decrease (Increase) in prepaid expenses and other
       current assets                                                                             (58)                 (59)
      Decrease (Increase) in refundable & prepaid income taxes                                 (2,003)                   -
      Decrease (Increase) in other assets                                                        (364)                (919)
      Increase (Decrease) in accounts payable -- trade                                           (395)                (170)
      Increase (Decrease) in accrued expenses and other
       current liabilities                                                                       (697)                 628
      Increase (Decrease) in accrued income taxes                                                (186)                 288
                                                                                              -------              -------

        Net cash provided by operating activities                                               1,548                5,153
                                                                                              --------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                                   (14,922)              (4,219)
  Additions to intangible assets                                                                    -                 (106)
  Advances to joint venture -- net                                                             (3,297)
  Payments received on long-term receivables                                                      211                  257
  Issuance of demand notes and long term-receivables                                              (66)                 (72)
  Restaurant sales                                                                                  -                  975
                                                                                              -------              -------

         Net cash used in investing activities                                                (18,074)              (3,165)
                                                                                              -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                                                   20,720                6,550
  Principal payment on long-term debt                                                          (2,936)              (5,202)
  Principal payment on capital lease obligations                                                 (149)                (183)
  Purchase of treasury stock                                                                   (1,350)              (3,804)
  Exercise of stock options                                                                       328                    -
                                                                                              -------              -------

         Net cash provided by (used) in financing activities                                   16,613               (2,639)
                                                                                              -------              -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               87                 (651)

CASH AND CASH EQUIVALENTS, beginning of period                                                    334                1,023
                                                                                              -------              -------

CASH AND CASH EQUIVALENTS, end of period                                                      $   421              $   372
                                                                                              =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                                                   $ 1,525              $   379
                                                                                              =======              =======

   Income taxes                                                                               $   701                1,612
                                                                                              =======              =======


See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
-----------------------------------------------------------------
1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 1, 2000 and results of operations and changes in cash flows for the periods ended July 1, 2000 and July 3, 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements are read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 2, 1999. The results of operations for the period ended July 1, 2000 is not necessarily indicative of the operating results for the full year.

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

3. JOINT VENTURE LOSSES

   The Company, through a wholly owned subsidiary, was a partner with a 50% interest in a partnership that was formed to develop and construct four restaurants at a large theatre development in Southfield, Michigan. In March 2000, the Company withdrew from the project and incurred charges, during the 13-week period ended April 1, 2000, of $4,846,000 ($3,198,000 after tax) from the write-off of advances for construction costs and working capital needs on the project.

4. LONG-TERM DEBT

   The Company's Revolving Credit Facility with its main bank includes a $28,000,000 facility for use in construction and acquisition of new restaurants and for working capital at the Company's existing restaurants. The facility will allow the Company to borrow up to $28,000,000 until December 2001 at which time outstanding loans can be converted into a term loan not to exceed $22,000,000 payable over 36 monthly installments. The loans bear interest at a rate of prime plus 1/2%. At July 1, 2000 the Company had borrowings of $22,850,000 outstanding under the facility.

   The Company also has a five-year $2,000,000 letter of credit facility for use in lieu of lease security deposits. At July 1, 2000 the Company had delivered $1,414,000 in irrevocable letters of credit on this facility.

   In April 2000, pursuant to an equipment financing facility, the Company borrowed from its main bank $1,570,000 at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian Casino Resort. The note which is payable in 60 equal monthly installments through May 2005, is secured by such restaurant equipment. At July 1, 2000 the Company had $1,549,000 outstanding on this facility.

   In January 1997, pursuant to an equipment financing facility, the Company borrowed from its main bank $2,851,000 at an interest rate of 8.75% to refinance the purchase of various restaurant equipment at the New York-New York Hotel & Casino Resort. The note, which is payable in 60 equal monthly installments through January 2002, is secured by such restaurant equipment. At July 1, 2000 the Company had $1,040,000 outstanding on this facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

NET SALES

   Net sales at restaurants owned by the Company increased 7.1% in the 13-week period ended July 1, 2000 from the comparable period ended July 3, 1999. Net sales for the quarter increased by $2,550,000 from sales at restaurants which the Company did not operate in the 13-week period last year (Lutece and Tsunami and three food court outlets opened in the Venetian Casino Resort in the current fiscal year) along with sales from restaurants which operated for only a part of the comparable period last year (Thunder Grill at Union Station in Washington, D.C. and one food court outlet at the Venetian Casino Resort). Net sales also increased by $867,000 from a 2.9% increase in same store sales. The components of the increase consisted of a 6.0% increase at the Las Vegas operations along with a 1.4% increase at the Company's other operations. The increase for the quarter was offset in part by $1,171,000 in net sales at a restaurant that the Company no longer operates (Louisiana Community Bar & Grill closed in the fourth quarter of fiscal 1999) and net sales at a restaurant that was closed for a substantial portion of the quarter due to a conversion to another concept (B. Smith's New York was converted to Jack Rose).

   Net sales at restaurants owned by the Company increased 5.7% in the 39-week period ended July 1, 2000 from the comparable period ended July 3, 1999. Net sales increased by $5,933,000 from sales at restaurants which the Company either opened this year or did not operate for the full comparable period last year (Thunder Grill in Washington D.C. along with the Venetian Casino Resort concepts -- Lutece, Tsunami and four food court outlets). Net sales also increased by $2,532,000 from a 3.3% increase in same store sales. The components of this increase consisted of a 4.7% increase in the Company's Las Vegas operations along with a 2.4% increase in the Company's other operations. The increase in net sales for the nine months was offset in part by the loss of sales totaling $3,775,000 at restaurants that the Company no longer operates
(B. Smith's DC, Perretti Italian Cafe, Louisiana Community Bar & Grill and
B. Smith's New York).

COSTS AND EXPENSES

   The Company's cost of sales consists of food and beverage costs at restaurants owned by the Company. For the 13-week period ended July 1, 2000 cost of sales as a percentage of net sales was 25.4% as compared to 25.8% last year and cost of sales for the 39-week period was 26.0% as compared to 26.4% last year.

   Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 59.9% for the 13-week period ended July 1, 2000 as compared to 59.2% last year. Operating expenses, as a percentage of net sales, were 66.3% for the 39-week period as compared to 63.0% last year. Operating expenses for the 39-week period ended July 1, 2000 were impacted by pre-opening expenses and early operating losses of $1,541,000 at newly opened restaurants (Lutece and Tsunami in the Venetian Casino Resort and Jack Rose in

New York City); and expenses of $280,000 associated with the sale of a managed restaurant (Arlo); and expenses of $211,000 associated with the anticipated sale of a restaurant (America in McLean, Virginia). Operating expenses in the 39-week period ended July 3, 1999 is net of gains on sale of restaurants totaling $716,000, and pre-opening expenses and early operating losses of $303,000 at a newly opened restaurant. There were no gains on sales in the current fiscal year.

   General and administrative expenses, as a percentage of net sales, were 5.5% for the 13-week period ended July 1, 2000 as compared to 4.6% in the comparable period last year and was 6.4% for the 39-week period as compared to 5.6% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 5.1% for the 13-week period ended July 1, 2000 as compared to 4.2% last year and would have been 6.0% for the 39-week period as compared to 5.2% last year. A significant portion of the increase in the 13 and 39-week periods ended July 1, 2000 is due to costs associated with the expansion of the Company's corporate sales department and travel expenditures associated with the Company's Las Vegas operations.

   The Company had net income of $1,773,000 for the 13-week period ended July 1, 2000 as compared to net income of $2,116,000 last year. There was a net loss, before the cumulative effect of an accounting adjustment, of $2,922,000 for the 39-week period ended July 1, 2000 as compared to net income of $2,985,000 last year. The results for the 13-week period ended July 1, 2000 were impacted by additional interest expense on debt and increased general and administrative expenses principally associated with the Company's expansion in Las Vegas.

   The results for the 39-week period ended July 1, 2000 include an after tax charge of $3,198,000 due to the withdrawal in March 2000 from the Company's operation of restaurants at a large theatre development in Southfield, Michigan; after tax pre-opening expenses and early operating losses of $978,000 at newly opened restaurants (Lutece and Tsunami in the Venetian Casino resort and Jack Rose in New York City) and after tax expenses of $314,000 associated with the anticipated sale of two restaurants (America in McLean, Virginia and Arlo in New York City). The results for the 39-week period ended July 3, 1999 include after tax gains of $430,000 from the sale of two restaurants (B. Smith's DC and Perretti Italian Cafe).

   During the 13-week period ended July 1, 2000 the Company managed five restaurants. Net sales of the managed locations were $2,648,000 during the 13-week period ended July 1, 2000 as compared to $2,951,000 last year and net sales were $6,254,000 during the 39-week period as compared to $6,802,000 last year. The decrease in net sales of managed operations is principally due to the termination of two management contracts. Net sales of managed operations are not included in consolidated net sales.

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

   The Company and the Internal Revenue Service have reached an agreement on adjustments to the Company's federal income tax returns for the fiscal years ended September 28, 1991 through October 1, 1994. The final adjustments primarily relate to (i) legal and accounting expenses incurred in connection with new or acquired restaurants that the Internal Revenue Service asserts should have been capitalized and amortized rather than currently expensed and
(ii) travel and meal expenses for which the Internal Revenue Service asserts the Company did not comply with certain record keeping requirements of the Internal Revenue Code. The settlement did not have a material effect on the Company's financial condition. The Internal Revenue Service is currently examining the Company's returns for the fiscal year ended September 30, 1995 through September 27, 1997. The Company does not expect the results from such examination to have a material effect on the Company's financial condition.

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

   The Company's Revolving Credit Facility with its main bank includes a $28,000,000 facility for use in construction and acquisition of new restaurants and for working capital at the Company's existing restaurants. The facility will allow the Company to borrow up to $28,000,000 until December 2001 at which time outstanding loans can be converted into a term loan not to exceed $22,000,000 payable over 36 monthly installments. The loans bear interest at a rate of prime plus 1/2%. At July 1, 2000 the Company had borrowings of $22,850,000 outstanding under its existing facility.

   The Company also has a five-year $2,000,000 letter of credit facility for use in lieu of lease security deposits. At July 1, 2000 the Company had delivered $1,414,000 in irrevocable letters of credit on this facility.

   In April 2000, pursuant to an equipment financing facility, the Company borrowed from its main bank $1,570,000 at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian Casino Resort. The note which is payable in 60 equal monthly installments through May 2005, is secured by such restaurant equipment. At July 1, 2000 the Company had $1,549,000 outstanding on this facility.

   In January 1997, pursuant to an equipment financing facility, the Company borrowed from its main bank $2,851,000 at an interest rate of 8.75% to refinance the purchase of various restaurant equipment at the New York-New York Hotel & Casino Resort. The note, which is payable in 60 equal monthly installments through January 2002, is secured by such restaurant equipment. At July 1, 2000 the Company had $1,040,000 outstanding on this facility.

   At July 1, 2000, the Company had working capital $1,753,000 as compared to a working capital deficit of $3,044,000 at October 2, 1999. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

   The amount of indebtedness that may be incurred by the Company is limited by the revolving credit agreement with its main bank. Certain provisions of the agreement may impair the Company's ability to borrow funds. The agreement contains certain financial covenants such as minimum cash flow in relation to the Company's debt service requirements and the maintenance of minimum shareholders' equity. At July 1, 2000, the Company shareholders' equity was below the minimum required amount due to the write-off of advances on the Company's withdrawal from the Southfield, Michigan project. The Company received a waiver from the bank on this maintenance requirement.

RESTAURANT EXPANSION

   The Company opened in the current fiscal year two restaurants (Lutece and Tsunami) and three food court facilities in the Venetian Casino Resort in Las Vegas, Nevada. One additional restaurant at the Venetian Casino Resort is scheduled to open in the first half of fiscal year 2001.

   The Company is currently constructing one large restaurant along with a number of food court outlets at the new Aladdin Resort and Casino in Las Vegas, Nevada. This casino is currently under construction and is scheduled to open in August 2000. The Company expects to spend up to $10,000,000 to open and operate these facilities.

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

RECENT DEVELOPMENTS

   Future Impact of Recently Issued Accounting Standard - SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This Statement is effective for fiscal years beginning after June 15, 2000. The Company has assessed the impact of adopting this statement, and has determined that there will be no effect on the financial statements.

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -- Exhibit 27 -- Financial Data Schedule

(b) Reports on Form 8-K -- none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 3, 2000



         ARK RESTAURANTS CORP.

         By /S/ Michael Weinstein
            ---------------------
                Michael Weinstein, President

         By /S/ Andrew B. Kuruc
            --------------------
                Andrew B. Kuruc
                Vice President, Controller and
                Principal Accounting Officer