Form 10-K
period 2000-09-30
ARK RESTAURANTS CORP
filed 2000-12-29
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---          SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 30, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                            ----------    ----------
                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
        ------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              New York                                       13-3156768
--------------------------------------       ----------------------------------------
   (State or Other Jurisdiction of              (IRS Employer Identification Number)
   Incorporation or Organization)

                         85 Fifth Avenue, New York, NY.               10003
           -------------------------------------------------------------------
                     (Address of Principal Executive Office)        (Zip Code)

               Registrant's telephone number, including area code:

                                 (212) 206-8800
                                ----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
         Title of Each Class                            on Which Registered
   ------------------------------                   ---------------------------
    Common Stock, $.01 par value                             NASDAQ/NMS

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
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

         The aggregate market value at December 26, 2000 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $11,356,550. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At December 26, 2000, there were outstanding 3,181,699 shares of the Registrant's Common Stock, $.01 par value.

Document Incorporated by Reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than January 29, 2001 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Ark Restaurants Corp. (the "Registrant" or the "Company") is a holding company which, through subsidiaries, owns and operates 24 restaurants and manages four restaurants owned by others. Twelve of the restaurants owned or managed by the Company are located in New York City, four are located in Washington, D.C., seven are located in Las Vegas, Nevada, three are located in Boston, Massachusetts, and one is located in each of McLean, Virginia and Islamorada, Florida. At the New York-New York Hotel & Casino, the Company also operates the room service, banquet facilities and employee dining room and a complex of nine smaller eateries. The Company also owns and operates four food court facilities at the Venetian Casino Resort and six food court facilities at the Aladdin Resort and Casino, both of which are located in Las Vegas. The Company's other operations include a bar at the Venetian Casino Resort and catering businesses in New York City and Washington, D.C., as well as wholesale and retail bakeries in New York City.

         The Company was formed in 1983 to concentrate the ownership of four restaurants previously operated by the Company's principals. Until 1987 all of the Company's facilities were located in the New York City metropolitan area. In 1987, three facilities were opened in Boston, Massachusetts. Since then the Company has opened five facilities in the Washington, D.C. metropolitan area (one of which has been sold), one in Islamorada, Florida and one in Jersey City, New Jersey (a management agreement that was terminated in fiscal 1998). In January 1997, the Company opened a group of restaurants in the 2,100-room hotel known as New York-New York Hotel & Casino in Las Vegas, Nevada. Since that time, the Company has significantly expanded its Las Vegas operations.

         In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by the Company has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant's location. Most of the restaurants opened in recent years are of the latter description and the Company intends to concentrate on developing or acquiring similar facilities in the future. The Company opened the restaurant operations at the New York-New York Hotel & Casino in Las Vegas, Nevada in fiscal 1997, opened two such destination restaurants in fiscal 1998 (the Stage Deli located at the Forum Shops in Las Vegas, Nevada and Red located at the South Street Seaport in New York) and one in fiscal 1999 (Thunder Grill in Union Station, Washington, D.C.). During fiscal 2000, the Company opened two restaurants and four food court facilities at the Venetian Casino Resort and one restaurant and a 15,000 square foot food court containing multiple outlets at the Aladdin Resort & Casino, in Las Vegas, Nevada. In fiscal 1999 and 2000, the Company continued its efforts to sell some of its smaller, neighborhood restaurants. Two such facilities were sold in fiscal 1999 and one was sold in fiscal 2000.

         The names and themes of each of the Company's restaurants are different except for the Company's four America restaurants, two Sequoia restaurants, two Gonzalez y Gonzalez restaurants and two Lutece restaurants. The menus in the Company's restaurants are extensive, offering a wide variety of high quality foods at generally moderate prices. Of the Company's restaurants, the two Lutece restaurants may be classified as expensive. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas utilized by diners awaiting tables. A majority of the net sales of the Company is derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

         While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

         The following table sets forth certain information with respect to the Company's facilities currently in operation and facilities with signed leases that are intended to be opened in fiscal 2001.

                                                                                      Spacing
                                                                                     Capacity(2)
                                                 Year           Restaurant Size        Indoor-            Lease
Name                Location                   Opened(1)         (Square Feet)        (Outdoor)        Expiration(3)
----                --------                   ---------         -------------        ---------        -------------
Metropolitan        First Avenue                 1982                4,000               180-(50)          2006
Cafe                New York
                    (between 52nd and 53rd
                    Streets)

Ernie's             Broadway                     1983                6,600               300               2008
                    New York, New York
                    (between 75th and 76th
                    Streets)

America             18th Street                  1984                9,600               350               2004
                    New York, New York
                    (between 5th Avenue
                    and Broadway)

Jack Rose           Eighth Avenue                1986                8,000               400               2011
                    New York, New York
                    (at 47th Street)

The Marketplace     Faneuil Hall Market          1987                3,000               100               2000
Cafe(4)(5)          Boston, Massachusetts

El Rio Grande       Third Avenue                 1987                4,000               160               2014
(4)(6)              New York, New York
                    (between 38th and 39th
                    Streets)

The Brewskeller     Faneuil Hall Market          1987                1,500                50               2000
Pub (4)(5)          Boston, Massachusetts

                                                                                      Spacing
                                                                                     Capacity(2)
                                                 Year           Restaurant Size        Indoor-            Lease
Name                Location                   Opened(1)         (Square Feet)        (Outdoor)        Expiration(3)
----                --------                   ---------         -------------        ---------        -------------
Gonzalez y          Broadway                     1989                6,000               250              month-to-
Gonzalez            New York, New York                                                                     month
                    (between Houston and
                    Bleeker Streets

America             Union Station                1989               10,000               400               2009
                    Washington, D.C.

Center Cafe         Union Station                1989                4,000               200               2009
                    Washington, D.C.

Sequoia             Washington Harbour           1990               26,000               600(400)          2010
                    Washington, D.C.

Sequoia             South Street Seaport         1991               12,000               300(100)          2006
                    New York, New York

Canyon Road         First Avenue                 1984                2,500               130               2009
                    New York, New York
                    (between 76th and 77th
                    Streets)

The Marketplace     Faneuil Hall Market          1987                2,500               130               2000
Grill(4)(5)         Boston, Massachusetts

America             Tyson's Corner               1994               11,000               400               2014
                    McLean, Virginia

Lutece              East 50th Street             1994                2,500                92               2019
                    New York, New York
                    (between 2nd and 3rd
                    Avenues)

Lorelei             Islamorada, Florida          1994               10,000               400               2029
Restaurant and
Cabana Bar

Columbus            Columbus Avenue              1988                3,000                75               2007
Bakery              New York, New York
                    (between 82nd and 83rd
                    Streets)

Bryant Park         Bryant Park                  1995               25,000               180(820)          2025
Grill & Cafe        New York, New York

                                                                                      Spacing
                                                                                     Capacity(2)
                                                 Year           Restaurant Size        Indoor-            Lease
Name                Location                   Opened(1)         (Square Feet)        (Outdoor)        Expiration(3)
----                --------                   ---------         -------------        ---------        -------------
Columbus            First Avenue                 1995                 2000                75               2006
Bakery              New York, New York
                    (between 52nd and 53rd
                    Streets)

America             New York-New York            1997               20,000               450               2017(7)
                    Hotel and Casino
                    Las Vegas, Nevada

Gallagher's         New York-New York            1997                5,000               160               2017(7)
                    Hotel & Casino
                    Las Vegas, Nevada

Gonzalez y          New York-New York            1997                2,000               120               2017(7)
Gonzalez            Hotel & Casino
                    Las Vegas, Nevada

Village             New York-New York            1997                6,300               400(9)            2017(7)
Eateries(8)         Hotel & Casino
                    Las Vegas, Nevada

The Grill Room      World Financial Center       1997               10,000               250               2012
                    New York, New York

The Stage Deli      Forum Shops                  1997                5,000               200               2008
                    Las Vegas, Nevada

Red                 South Street Seaport         1998                7,000               150(150)          2013

Thunder Grill       Union Station                1999               10,000               500               2019
                    Washington, D.C.

Venetian Food       Venetian Casino Resort       1999                5,000               300(9)            2014
Court               Las Vegas, Nevada

Tsunami Grill       Venetian Casino Resort       1999               13,000               300               2019
                    Las Vegas, Nevada

Lutece              Venetian Casino Resort       1999                6,400                90(90)           2019
                    Las Vegas, Nevada

Aladdin Food        Aladdin Resort &             2000               15,000               400(9)            2020
Court               Casino
                    Las Vegas, Nevada

Fat Anthony's       Aladdin Resort &             2000               10,000               300               2020
                    Casino
                    Las Vegas, Nevada

                                                                                      Spacing
                                                                                     Capacity(2)
                                                 Year           Restaurant Size        Indoor-            Lease
Name                Location                   Opened(1)         (Square Feet)        (Outdoor)        Expiration(3)
----                --------                   ---------         -------------        ---------        -------------
Chulas              Venetian Casino Resort        (10)               9,700               250               2019
                    Las Vegas, Nevada

V-Bar               Venetian Casino Resort       2000                3,000               100               2015
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

(5) The management agreement for this restaurant will expire on December 31, 2000 and will not be renewed.

(6)      The Company owns a 19% interest in the partnership which owns El Rio
         Grande.

(7) Includes two five-year renewal options exercisable by the Company if certain sales goals are achieved during the two year period prior to the exercise of the renewal option. Under the America lease, the sales goal is $6.0 million. Under the Gallagher's lease the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level substantially in excess of the minimum sales level required to exercise the renewal option for such restaurant.

(8) The Company operates nine small food court restaurants in a food court at this hotel facility. The Company also operates the hotel's room service, banquet facilities and employee cafeteria.

(9)      Represents common area seating.

(10)     This restaurant is scheduled to open in the second quarter of fiscal
         2001.

RESTAURANT EXPANSION

         During fiscal 2000, the Company opened two restaurants at the Venetian Casino Resort in Las Vegas, Nevada, where the Company also owns and operates four fast food outlets. One restaurant, Lutece, is modeled after the New York restaurant of the same name and opened in December 1999. The second restaurant, Tsunami, a pan-Asian restaurant, opened in January 2000. A third restaurant, Chulas, a Mexican restaurant, is scheduled to open in the second quarter of fiscal 2001.

         During fiscal 2000, the Company also opened one restaurant (Fat Anthony's) and one 15,000 square foot food court facility containing multiple outlets in the Aladdin Resort & Casino in Las Vegas, Nevada.

         In April 1999, the Company opened a 500 plus seat Southwestern style restaurant at Union Station in Washington, D.C., (Thunder Grill) where the Company operates two other restaurants (America & Center Cafe).

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

         The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs and costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The amount of such pre-opening expense and early operating loss can generally be expected to depend upon the size and complexity of the facility being opened. The Company estimates that such pre-opening expenses and early operating losses were approximately $2,393,000 in fiscal 2000, $400,000 in fiscal 1999 and $200,000 in fiscal 1998.

         The Company's restaurants generally do not achieve substantial increases from year to year in net sales or profits, which the Company considers to be typical of the restaurant industry. The Company will have to continue to open new and successful restaurants or expand or change existing restaurants to achieve significant increases in net sales or to replace net sales of restaurants which lose customer favor or which close because of lease expirations or other reasons. After a restaurant is opened, there can be no assurance that such restaurant will be successful, particularly since in many instances the Company will not operate new restaurants under a trade name currently used by the Company, thereby requiring each new restaurant to establish its own identity.

         The Company intends to continue to direct its restaurant expertise and financial resources in developing larger restaurants benefiting from the high patron traffic of unique locations, such as the Sequoia and Red restaurants in the South Street Seaport in New York, the Sequoia restaurant in Washington Harbour in Washington, the America restaurant in Union Station in Washington, the Bryant Park facilities in New York and the Las Vegas facilities. Nevertheless, the Company also intends to take advantage of other opportunities considered to be favorable when they occur, such as the acquisition of the highly regarded restaurant, Lutece.

RECENT RESTAURANT DISPOSITIONS

         In fiscal 1997, the Company sold three of its smaller restaurants (Mackinac Bar & Grill, The Museum Cafe and Albuquerque Eats/The Rodeo Bar), each of which was operating at a loss at the time of its sale. In fiscal 1998, the Company sold three of its smaller restaurants (Jim McMullen, An American Place and Beekman 1776 Tavern). In fiscal 1999, the Company sold two of its smaller restaurants (Perretti's in New York City and B. Smith's in Washington, D.C.). The buyer of Perretti's defaulted on a promissory note in the amount of $220,000 issued to the Company as part of the purchase price. The buyer subsequently filed for bankruptcy and the Company is now seeking to recover the restaurant premises and assets.

         In the third quarter of fiscal 2000, the Company terminated a management agreement for a restaurant in New York City. The Company received cash of $164,000 and promissory notes totaling $234,000 in consideration for its outstanding working capital loans to the restaurant. The Company recognized a loss of $280,000 on the transaction.

         The management agreement for the three restaurants operated by the Company in Boston will expire on December 31, 2000 and will not be renewed.

         In fiscal 1999, the Company entered into an agreement to sell its America restaurant in Tyson's Corner, McLean, Virginia, which did not close. The Company's subsequent efforts to sell this restaurant have not been successful. The Company continuously assessed the carrying value of this restaurant in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets To Be Disposed Of, and determined that the restaurant value was impaired based upon the future undiscounted anticipated cash flows. The Company assessed the discounted cash flow value of the property and it recorded an impairment charge of $810,769 in the fourth quarter of fiscal 2000.

         The Company was a partner with a 50% interest in a partnership that was formed to develop and construct four restaurants at a large theatre development in Southfield, Michigan. In March 2000, the Company withdrew from the project and incurred charges, during fiscal 2000, of $4,988,000 from the write-off of advances for construction costs and working capital needs on the project.

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

EMPLOYEES

         At December 9, 2000, the Company employed 2,460 persons (including employees at managed facilities), 1,882 of whom were full-time employees, 578 of whom were part-time employees, 39 of whom were headquarters personnel, 208 of whom were restaurant management personnel, 751 of whom were kitchen personnel and 1,462 of whom were restaurant service personnel. A number of the Company's restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect the labor costs of the Company and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. With the exception of some of the employees at Lutece in New York, the Company's employees are not covered by a collective bargaining agreement. The Company believes its employee relations are satisfactory.

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

         The Company's restaurants generally do not achieve substantial increases from year to year in net sales or profits. The Company will have to continue to open new and successful restaurants or expand or change existing restaurants to achieve significant increases in net sales or to replace net sales of restaurants which experience declining popularity or which close because of lease expirations or other reasons. The acquisition or construction of new restaurants requires significant capital resources. New large scale projects that have been the focus of the Company's efforts in recent years would likely require additional financing.

         After a restaurant is opened, there can be no assurance that such restaurant will be successful, particularly since in many instances the Company will not operate new restaurants under a trade name currently used by the Company, thereby requiring each new restaurant to establish its own identity.

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


             Years Lease                     Number of
             Term Expire                     Facilities
             -----------                     ----------
              2001-2005                           1
              2006-2010                          10
              2011-2015                           7
              2016-2020                          11
              2021-2025                           1
              2026-2030                           1


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

         A lawsuit was commenced against the Company in 1995 in the U.S. District Court for the District of Columbia. The plaintiff, a former employee, alleges violations of the District of Columbia Human Rights Act and 42 U.S.C.
Section 1981. The dispute with the plaintiff was settled for approximately $15,000. Counsel for plaintiff is now seeking attorney's fees in the amount of approximately $130,000. A magistrate denied the request and this issue is on appeal.

         A lawsuit was commenced against the Company in October 1997 in the District Court for the Southern District of New York by 44 present and former employees alleging various violations of Federal wage and hour laws. The complaint seeks an injunction against further violations of the labor laws and payment of unpaid minimum wages, overtime and other allegedly required amounts, liquidated damages, penalties and attorney's fees. The Company believes that there were certain violations of overtime requirements, which have today been largely corrected, for which the Company will have liability. The period of time in which affected employees could "opt-in" to the lawsuit asserting similar violations has expired and a total of 214 individuals have so elected. Discovery in this action has not been completed. The parties are currently discussing settlement of this matter. Based upon the settlement discussions, in the fourth quarter of fiscal 2000 the Company recorded a charge of $1,300,000 in connection with this matter.

         In addition, several unfair labor practice charges were filed against the Company in 1997 and 1998 with the National Labor Relations Board with respect to the Company's Las Vegas subsidiary. The 1997 charges were consolidated for a hearing which was conducted in October 1997. At issue was whether the Company unlawfully terminated nine employees and disciplined six other employees allegedly in retaliation for their union activities. An Administrative Law Judge (ALJ) found that six employees were terminated unlawfully and three were discharged for valid reasons. Concerning the allegedly retaliatory discipline, the ALJ found that the Company acted legally in disciplining four employees but not lawfully with respect to two employees. The Company has appealed the adverse rulings of the ALJ to the National Labor Relations Board in Washington, D.C., and is waiting for a decision. The Company believes that there are reasonable grounds for obtaining a reversal of the unfavorable findings by the ALJ and does not believe that an adverse outcome in this proceeding will have a material adverse effect upon the Company's financial condition or operations.

         In May 1999, in the second case, the ALJ issued a favorable decision involving unfair labor practice charges filed in 1998 against the Company before the National Labor Relations Board with respect to the Company's Las Vegas subsidiary. The complaint alleged that four employees were terminated and three other employees disciplined because of their union activities. The ALJ found that none of the employees were terminated or disciplined for inappropriate reasons. The ALJ found two violations of management communications rules for which non-economic remedies were proposed. This case, involving the 1998 charges, was closed in September 1999.

         The Company does not believe that an adverse outcome in any of the unfair labor practice charges will have a material adverse effect upon the Company's financial condition or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth the names and ages of executive officers of the Company and all offices held by each person:

           Name                           Age              Positions and Offices
           ----                           ---              ---------------------
           Michael Weinstein              57               President
           Vincent Pascal                 57               Vice President and Secretary
           Robert Towers                  53               Vice President and Treasurer
           Andrew Kuruc                   42               Vice President and Controller
           Paul Gordon                    49               Vice President


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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market ("Nasdaq") under the symbol "ARKR". The high and low sale prices for the Common Stock from October 4,1998 through September 30, 2000 are as follows:


           Calendar 1998                 High                   Low
           -------------                 ----                   ---
           Fourth Quarter                11 5/8                  8 1/4

           Calendar 1999
           -------------

           First Quarter                 10 1/4                  9 1/2
           Second Quarter                11                      9 3/8
           Third Quarter                 11 5/8                  9 3/8
           Fourth Quarter                10 1/4                  8 1/4

           Calendar 2000
           -------------

           First Quarter                  9                      6 1/8
           Second Quarter                 8 1/4                  6 1/2
           Third Quarter                 10                      5 3/4



DIVIDENDS

         The Company has not any paid cash dividends since its inception and does not intend to pay dividends in the foreseeable future.

NUMBER OF SHAREHOLDERS

         As of December 22, 2000, there were 74 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth certain financial data for the fiscal years ended 1996 through 2000. This information should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing at page F-1.

                                                                   YEARS ENDED
                            -------------------------------------------------------------------------------------
                                SEPTEMBER 30,      OCTOBER 2,       OCTOBER 3,     SEPTEMBER 27,    SEPTEMBER 28,
                                     2000             1999             1998             1997             1996
OPERATING DATA:

  Net sales                     $119,212,486     $110,800,913     $117,398,453     $104,326,386      $76,795,940

  Gross restaurant profit         88,196,382       81,499,610       86,132,751       75,874,499       55,934,475

  Operating income (loss)         (3,967,961)       6,833,874        7,589,465        2,785,713          497,996

  Other income expense, net       (1,396,758)         236,465           91,417           96,550          743,615

  Income (loss) before
    provision for income taxes
    and cumulative effect of
    accounting change             (5,439,719)       7,070,339        7,680,882        2,882,263        1,241,611

  Income before
    cumulative effect on
    accounting change             (3,533,617)       4,494,731        4,612,141        1,737,655          788,762

NET INCOME (LOSS)                 (3,723,130)       4,494,731        4,612,141        1,737,655          788,762

NET INCOME (LOSS)
  PER SHARE:
  Basic                         $      (1.11)    $       1.30     $       1.21     $       0.47      $      0.24

  Diluted                       $      (1.11)    $       1.29     $       1.20     $       0.46      $      0.24

  Weighted average
    number of shares
  Basic                            3,186,496        3,460,865        3,826,255        3,714,116        3,238,419

  Diluted                          3,186,496        3,475,890        3,852,019        3,742,811        3,272,857

BALANCE SHEET DATA
  (end of period):
  Total assets                    67,015,837       47,379,103       44,045,179       42,079,098       33,020,479

  Working capital (deficit)       (4,919,852)      (3,044,204)        (719,343)      (2,373,859)      (1,303,920)

  Long-term debt                  29,520,860        7,655,406        5,014,634        6,126,797        6,403,866

  Shareholders' equity            24,784,178       29,513,971       29,062,140       25,888,880       17,804,394

  Shareholders' equity
    per share                           7.78             8.49             7.54             6.92             5.44

  Facilities in operations,
    end of year, including
     managed                              49               42               42               46               32


ITEM 7 AND 7A.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE
                 DISCLOSURES ABOUT MARKET RISK

ACCOUNTING PERIOD

         The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 30, 2000 and October 2, 1999 included 52 weeks while the fiscal year ended October 3, 1998 included 53 weeks.

NET SALES

         Net sales at restaurants owned by the Company increased by 7.6% from fiscal 1999 to fiscal 2000 and decreased by 5.6% from fiscal 1998 to fiscal 1999. Net sales increased by $8,749,000 from sales at restaurants which the Company either opened this year or did not operate for the full period last year (The Venetian Casino Resort concepts: Lutece, Tsunami and four food court outlets; the Aladdin Resort and Casino concepts: Fat Anthony's and the Alakazam Food Court; and Thunder Grill in Washington, DC ). Net sales also increased by $3,764,000 from a 3.6% increase in same store sales. The components of this increase consisted of a 4.4% increase in the Company's Las Vegas operations along with a 3.1% increase in the Company's other operations. The increase in net sales in fiscal 2000 was offset in part by the loss of sales totaling $4,102,000 at restaurants that the Company no longer operates (B. Smith's DC, Perretti Italian Cafe, Louisiana Community Bar & Grill and B. Smith's New York).

         Net sales for fiscal 1999 decreased by $8,586,000 from the loss of sales at restaurants which the Company no longer operates (B. Smith's DC and Perretti Italian Cafe were sold in fiscal 1999 and An American Place and the Beekman 1766 Tavern were sold in fiscal 1998). Additionally fiscal 1999 included 52 weeks while fiscal 1998 included 53 weeks. This decrease in fiscal 1999 was offset in part by $3,827,000 in net sales from restaurants and food court operations which either opened in fiscal 1999 (Thunder Grill and Rialto Deli) or did not operate for the full fiscal 1998 year (Red opened in the fourth quarter of fiscal 1998). Same store sales were basically unchanged for the year. Same store sales for the year at the Company's Las Vegas operations increased by 2.0% offset by a 0.8% decrease at the Company's non-Las Vegas operations.

COSTS AND EXPENSES

         The Company's cost of sales consists principally of food and beverage costs at restaurants owned by the Company. Cost of sales as a percentage of net sales was 26.0% in fiscal 2000, 26.4% in fiscal 1999, and 26.6% in fiscal 1998.

         Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 67.6% in fiscal 2000 and 62.7% in both fiscal 1999 and fiscal 1998. Operating expenses for fiscal 2000 were adversely affected by an impairment charge of $811,000 associated with the anticipated sale of a restaurant (America in McLean, Virginia), expenses of $280,000 from the sale of a managed restaurant (Arlo) and a $1,300,000 charge associated with a wage and hour lawsuit. Operating expenses in the fiscal 1999 are net of gains on sale of restaurants totaling $752,000 while gains on sales in the fiscal 2000 year totaled $87,000.

         Restaurant payroll was 36.1% of sales in fiscal 2000, 35.4% in fiscal 1999, and 35.1% in fiscal 1998, while occupancy expenses were 12.8% of sales in fiscal 2000, 12.2% in fiscal 1999 and 11.7% in fiscal 1998. Restaurant payroll and occupancy expenses were both impacted by expenses associated with newly opened restaurant operations in fiscal 2000. Other operating expenses were 14.6% of sales in fiscal 2000, 11.4% in fiscal 1999 and 12.5% in fiscal 1998. Other operating expenses were adversely affected by the impairment charge associated with the anticipated sale of America in McLean, Virginia, expenses from the sale of the managed restaurant Arlo and the charge associated with the wage and hour lawsuit.

         The Company incurred pre-opening expenses and early operating losses at newly opened restaurants of approximately $2,393,000 in fiscal 2000, $400,000 in fiscal 1999 and $200,000 in fiscal 1998. The fiscal 2000 expenses and losses were from opening restaurants and food court operations within two Las Vegas casinos (Lutece and Tsunami in the Venetian Casino Resort along with four food court outlets; and Fat Anthony's and the food court outlets in the Aladdin Resort and Casino). The Company also converted an existing restaurant in New York City (B. Smith's New York was changed to Jack Rose). The Company typically incurs significant pre-opening expenses in connection with its new restaurants which are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

         General and administrative expenses, as a percentage of net sales, were 6.0% in fiscal 2000, 5.5% in fiscal 1999 and 5.2% in 1998. If net sales at managed restaurants were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 5.6% in fiscal 2000, 5.0% in fiscal 1999, and 4.7% in fiscal 1998. A significant portion of the increase in fiscal 2000 as compared to fiscal 1999 is due to costs associated with the expansion of the Company's corporate sales department, travel expenditures associated with the new openings in Las Vegas and legal expenditures from the wage and hour lawsuit.

         As of September 30, 2000, the Company managed four restaurants owned by others (El Rio Grande in Manhattan, the Marketplace Cafe, the Marketplace Grill, and the Brewskeller Pub in Boston, Massachusetts). Net sales of these restaurant facilities, which are not included in consolidated net sales were $8,867,000 in fiscal 2000, $9,804,000 in fiscal 1999, and $12,740,000 in fiscal 1998. The decrease in net sale of managed operations is principally due to the termination of a management contract. The management agreement for the three Boston restaurants will expire on December 31, 2000 and will not be renewed. The contribution of these restaurants to management fee income was $278,000 in fiscal 2000, $496,000 in fiscal 1999 and $446,000 in fiscal 1998.

         The Company was a partner with a 50% interest in a partnership that was formed to develop and construct four restaurants at a large theatre development in Southfield, Michigan. In March 2000, the Company withdrew form the project and incurred charges, during fiscal 2000, of $4,988,000 from the write-off of advances for construction costs and working capital needs on the project. Such charges are reflected as "Joint Venture Loss" on the Consolidated Statement of Operations.

         Interest expense was $2,007,000 in fiscal 2000, $425,000 in fiscal 1999, and $608,000 in fiscal 1998. The significant increase is principally due to borrowings to finance the construction costs and working capital requirements of the Las Vegas restaurant facilities which opened in fiscal 2000.

         Interest income was $172,000 in fiscal 2000, $226,000 in fiscal 1999, and $210,000 in fiscal 1998.

         Other income, which generally consists of purchasing service fees, and the sale of logo merchandise at various restaurants, was $438,000 in fiscal 2000, $436,000 in fiscal 1999 and, $490,000 in fiscal 1998.

INCOME TAXES

         The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

         For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income with the exception of the restaurants which operate in the District of Columbia. Accordingly, the Company's overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries. Due to losses incurred in fiscal 2000 and the carryback of such losses, the Company realized an overall tax benefit in fiscal 2000 of 35% of such losses. The Company's effective tax rate was 36.4% in fiscal 1999 and 40% in fiscal 1998.

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

         As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled, commencing January 1, 1994, to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The net benefit to the Company was $503,000 in fiscal 2000, $512,000 in fiscal 1999, and $506,000 in fiscal 1998.

         The Company and the Internal Revenue Service finalized the adjustments to the Company's Federal Income Tax returns for the fiscal years ended September 28, 1991 through October 1, 1994. The final adjustments primarily related to (i) legal and accounting expenses incurred in connection with new or acquired restaurants that the Internal Revenue Service asserts should have been capitalized and amortized rather than currently expensed and (ii) travel and meal expenses for which the Internal Revenue Service asserted that the Company did not comply with certain record keeping requirements of the Internal Revenue Code. The settlement did not have a material effect on the Company's financial condition. The Internal Revenue Service is currently examining the Company's returns for the fiscal years ended September 30, 1995 through September 27, 1997. The Company does not expect the results from such examination to have a material effect on the Company's financial condition.

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

         The net cash used in investing activities in fiscal 2000 ($25,243,000), fiscal 1999 ($6,096,000), and fiscal 1998 ($4,179,000) was principally for the Company's continued investment in fixed assets associated with constructing new restaurants and acquiring existing restaurants. In fiscal 2000 the Company opened two restaurants and four food court outlets in The Venetian Casino Resort in Las Vegas, Nevada (Lutece, Tsunami and the food court outlets), and the Company opened one restaurant and six food court outlets in the Aladdin Resort and Casino in Las Vegas, Nevada (Fat Anthony's and the Alakazam Food Court). In fiscal 1999, the Company opened a restaurant in Union Station in Washington, DC (Thunder Grill) and began constructing the restaurants and food court outlets at the Venetian Casino Resort in Las Vegas, Nevada. In fiscal 1998 the Company acquired an existing restaurant in Las Vegas (the Stage Deli).

         The net cash provided from financing activities in fiscal 2000 ($20,710,000) was principally from borrowings on the Company's Revolving Credit Facility. The net cash used in financing activities in fiscal 1999 ($1,632,000) was due to the repurchase of 423,000 shares of the Company's outstanding common stock offset by a net increase in long-term debt in excess of debt repayments. The net cash used in financing activities in fiscal 1998 ($2,825,000) was principally due to the repurchase of 159,000 shares of the Company's outstanding common stock and repayments of debt on the Company's main credit facility in excess of borrowings on such facility.

         At September 30, 2000 the Company had a working capital deficit of $4,919,852 as compared to working capital deficit of $3,044,204 at October 2,1999. Working capital deficit in fiscal 2000 was significantly impacted by cash expended for the construction of the new Las Vegas facilities and the new restaurants at the Star Theatres entertainment center in Southfield, Michigan. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with negative working capital.

         At fiscal 2000 year end, the Company's Revolving Credit and Term Loan Facility with its main bank included a $27,500,000 facility for use in construction of and acquisition of new restaurants and for working capital purposes at the Company's existing restaurants. The facility allowed the Company to borrow up to $27,500,000 until December 2001 at which time outstanding loans in excess of $22,000,000 became due in full while the balance could be converted into a term loan payable over three years. The loans bore interest at a rate of prime plus 1/2%. At September 30, 2000 the Company had borrowings of $27,150,000 outstanding on the facility. The Company also had a $2,500,000 Letter of Credit Facility for use in lieu of lease security deposits. At September 30, 2000 the Company had delivered $1,489,000 in irrevocable letters of credit on this facility.

         In November 2000 the Company and its main bank, Bank Leumi USA amended its Revolving Credit Facility. The amended agreement allows the Company to borrow up to $28,500,000 for use in construction of and acquisition of new restaurants and for working capital purposes at the Company's existing restaurants. The Company is required to repay any borrowings to the extent such borrowings exceed $26,000,000 on June 30, 2001, $23,000,000 on September 30, 2001 and $22,000,000 on December 27, 2001. At December 27, 2001 the revolving loans will be converted into term loans payable over 36 months. Outstanding loans bear interest at prime plus 1/2%. The commitment also includes a $1,500,000 Letter of Credit Facility for use at the Company's restaurants in lieu of lease security deposits.

         The amount of indebtedness that may be incurred by the Company is limited by the Revolving Credit Facility. Certain provisions of the agreement may impair the Company's ability to borrow funds. The agreement contains certain financial covenants such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. At September 30, 2000, the Company was not in compliance with several of the requirements of the agreement principally due to withdrawal from the Southfield, Michigan project and received a waiver from the bank on those requirements. The Company and its bank have modified the covenants in effect at September 30, 2000.

         In January 1997, pursuant to an equipment financing facility, the Company borrowed from its main bank $2,851,000 at an interest rate of 8.75% to refinance the purchase of various restaurant equipment at the New York-New York Hotel & Casino Resort. The note, which is payable in 60 equal monthly installments through January 2002, is secured by such restaurant equipment. At September 30, 2000 the Company had $885,000 outstanding on this facility.

         In April 2000, pursuant to an equipment financing facility, the Company borrowed from its main bank $1,570,000 at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian Casino Resort. The note which is payable in 60 equal monthly installments through May 2005, is secured by such restaurant equipment. At September 30, 2000 the Company had $1,485,000 outstanding on this facility.

         In November 2000, the Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The lease bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $31,785 until maturity in November 2004 at which time the Company has an option to purchase the equipment for $519,440. Alternatively, the Company can extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,242.

RESTAURANT EXPANSION

         In fiscal 2000, the Company opened two restaurants (Tsunami and Lutece) along with 3 food court outlets at the Venetian Casino Resort in Las Vegas, Nevada. One additional restaurant is scheduled to open in the second quarter of fiscal 2001 (Chulas). In fiscal 2000, the Company also opened one restaurant (Fat Anthony's) along with six food court outlets (Alakazam Food Bazaar) at the Aladdin Resort Casino in Las Vegas, Nevada.

         The Company is not currently committed to any other projects. Any new projects would require additional external financing.

RECENT DEVELOPMENTS

         The Financial Accounting Standards Board has recently issued a new accounting pronouncement:

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138, establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements. SFAS No. 133 is effective for the Company beginning the first quarter of fiscal year 2001. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

YEAR 2000

         To date there have been no adverse effects to the Company's financial statements as a result of the year 2000 issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 29, 2001 pursuant to Regulation 14A of the General Rules and Regulations
("Regulation14A") under the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 29, 2001 pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 29, 2001 pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 29, 2001 pursuant to Regulation 14A.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a)    (1)      FINANCIAL STATEMENTS:                                                         PAGE
                                                                                                    ----

                      Independent Auditors' Report                                                  F-1

                      Consolidated Balance Sheets --
                      at September 30, 2000 and October 2, 1999                                     F-2

                      Consolidated Statements of Operations --
                      For each of the three fiscal years ended
                      September 30, 2000, October 2, 1999
                      and October 3, 1998                                                           F-3

                      Consolidated Statements of Cash Flows --
                      For each of the three fiscal years ended
                      September 30, 2000, October 2, 1999
                      and October 3, 1998                                                           F-4

                      Consolidated Statements of Shareholders' Equity --
                      For each of the three fiscal years ended
                      September 30, 2000, October 2, 1999
                      and October 3, 1998                                                           F-5

                      Notes to Consolidated Financial Statements                                    F-6



             (2)      EXHIBITS:
             3.1      Certificate of Incorporation of the Registration, filed on
                      January 4, 1998, incorporated by reference to Exhibit 3.1
                      to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 1994 (the "1994 10-K").

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

            10.3 Ark Restaurants Corp. Amended Stock Option Plan, incorporated by reference to Exhibit 10.3 to the 1994 10-K.

            10.4      Fourth Amended and Restated Credit Agreement dated as of
                      December 27, 1999 between the Company and Bank Leumi USA, incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

                                       24

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

            10.7      Lease Agreement dated May 17, 1996 between New York-New York
                      Hotel, LLC, and Las Vegas Festival Food Corp., incorporated by reference to Exhibit 10.7 to the 1998 10-K.

            10.8      Lease Agreement dated May 17, 1996 between New York-New York
                      Hotel, LLC, and Las Vegas Steakhouse Corp., incorporated by reference to Exhibit 10.8 to the 1998 10-K.

           *10.9      Amendment dated August 21, 2000 to the Fourth Amended and
                      Restated Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA.

           *10.10 Amendment dated November 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA.

           *21        Subsidiaries of the Registrant.

           *23        Consent of Deloitte & Touche LLP.


     ----------------------
     *Filed Herewith


(b)    Reports on Form 8-K:

       None.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and its subsidiaries as of September 30, 2000 and October 2, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ark Restaurants Corp. and subsidiaries as of September 30, 2000 and October 2, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche, LLP
New York, New York


December 1, 2000

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------



                                                                    SEPTEMBER 30,  OCTOBER 2,
                                                                        2000         1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $   697,385   $   333,621
  Accounts receivable                                                 4,045,215     3,073,615
  Current portion of long-term receivables (Note 2)                   1,427,243       446,043
  Inventories                                                         2,132,983     1,916,436
  Deferred income taxes (Note 12)                                     1,694,016       710,095
  Prepaid expenses and other current assets                             347,174       336,041
  Refundable and prepaid income taxes                                 1,307,524          --
                                                                    -----------   -----------

           Total current assets                                      11,651,540     6,815,851
                                                                    -----------   -----------

LONG-TERM RECEIVABLES (Note 2)                                        1,129,638     1,184,331

ASSETS HELD FOR SALE (Note 3)                                              --         988,004

FIXED ASSETS - At cost:
  Leasehold improvements                                             38,099,297    23,500,280
  Furniture, fixtures and equipment                                  31,156,691    19,352,078
  Leasehold improvements in progress                                    266,950     4,408,071
                                                                    -----------   -----------

                                                                     69,522,938    47,260,429

  Less accumulated depreciation and amortization                     22,324,552    18,162,614
                                                                    -----------   -----------

                                                                     47,198,386    29,097,815
                                                                    -----------   -----------

INTANGIBLE ASSETS - Net (Note 4)                                      4,569,569     5,294,531

DEFERRED INCOME TAXES (Note 12)                                       1,532,758       846,657

OTHER ASSETS (Note 5)                                                   933,946     3,151,914
                                                                    -----------   -----------

                                                                    $67,015,837   $47,379,103
                                                                    ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                          $ 5,291,885   $ 3,815,760
  Accrued expenses and other current liabilities (Note 6)             6,205,915     4,736,897
  Current maturities of capital lease obligations (Note 8)                 --         148,657
  Current maturities of long-term debt (Note 7)                       5,073,592       972,330
  Accrued income taxes (Note 12)                                           --         186,411
                                                                    -----------   -----------

           Total current liabilities                                 16,571,392     9,860,055
                                                                    -----------   -----------

OBLIGATIONS UNDER CAPITAL LEASES (Note 8)                                  --            --

LONG-TERM DEBT - Net of current maturities (Notes 4 and 7)           24,447,268     6,683,076

OPERATING LEASE DEFERRED CREDIT (Notes 1 and 8)                       1,213,000     1,322,000

COMMITMENTS AND CONTINGENCIES (Notes 5, 7 and 8)                           --            --

SHAREHOLDERS' EQUITY (Notes 7, 9 and 10):
  Common stock, par value $.01 per share - authorized, 10,000,000
    shares; issued, 5,249,336 and 5,208,336 shares, respectively         52,494        52,084
  Additional paid-in capital                                         14,743,118    14,399,956
  Retained earnings                                                  18,336,859    22,059,989
                                                                    -----------   -----------

                                                                     33,132,471    36,512,029

Less treasury stock, 2,067,637 and 1,927,037 shares                   8,348,294     6,998,057
                                                                    -----------   -----------

                                                                     24,784,177    29,513,972
                                                                    -----------   -----------

                                                                    $67,015,837   $47,379,103
                                                                    ===========   ===========

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                  YEARS ENDED
                                                 ------------------------------------------------
                                                   SEPTEMBER 30,     OCTOBER 2,       OCTOBER 3,
                                                       2000             1999             1998
NET SALES                                          $119,212,486     $110,800,913     $117,398,453

COST OF SALES                                        31,016,104       29,301,303       31,265,702
                                                   ------------     ------------     ------------

           Gross restaurant profit                   88,196,382       81,499,610       86,132,751

MANAGEMENT FEE INCOME (Note 11)                         473,895          869,254        1,139,799

JOINT VENTURE LOSS (Note 5)                          (4,988,000)            --               --
                                                   ------------     ------------     ------------

                                                     83,682,277       82,368,864       87,272,550
                                                   ------------     ------------     ------------

RESTAURANT OPERATING EXPENSES:
  Payroll and payroll benefits                       43,063,142       39,254,439       41,171,865
  Occupancy                                          15,309,525       13,492,931       13,788,992
  Depreciation and amortization                       4,885,286        4,062,849        3,998,272
  Other                                              17,356,386       12,654,868       14,671,521
                                                   ------------     ------------     ------------

                                                     80,614,339       69,465,087       73,630,650
                                                   ------------     ------------     ------------

INCOME FROM RESTAURANT OPERATIONS                     3,067,938       12,903,777       13,641,900

GENERAL AND ADMINISTRATIVE EXPENSES                   7,110,899        6,069,903        6,052,435
                                                   ------------     ------------     ------------

OPERATING INCOME (LOSS)                              (4,042,961)       6,833,874        7,589,465
                                                   ------------     ------------     ------------

OTHER EXPENSE (INCOME):
  Interest expense (Note 7)                           2,007,013          425,141          608,278
  Interest income                                      (171,977)        (225,996)        (209,577)
  Other income (Note 13)                               (438,278)        (435,610)        (490,118)
                                                   ------------     ------------     ------------

                                                      1,396,758         (236,465)         (91,417)
                                                   ------------     ------------     ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES      (5,439,719)       7,070,339        7,680,882

PROVISION (BENEFIT) FOR INCOME TAXES (Note 12)       (1,906,102)       2,575,608        3,068,741
                                                   ------------     ------------     ------------
NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                $ (3,533,617)    $  4,494,731     $  4,612,141

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, Net        $   (189,513)    $       --       $        --
                                                   ------------     ------------     ------------

NET INCOME (LOSS)                                  $ (3,723,130)    $  4,494,731     $  4,612,141
                                                   ============     ============     ============
NET INCOME PER SHARE - BASIC

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                $      (1.11)    $       1.30     $       1.21

CUMULATIVE EFFECT OF ACCOUNTING CHANGE             $      (0.06)    $       --       $       --
                                                   ------------     ------------     ------------

NET INCOME (LOSS)                                  $      (1.17)    $       1.30     $       1.21
                                                   ============     ============     ============

NET INCOME PER SHARE - DILUTED

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                $      (1.11)    $       1.29     $       1.20

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    (0.06)            --               --
                                                   ------------     ------------     ------------

NET (LOSS) INCOME                                  $      (1.17)    $       1.29     $       1.20
                                                   ============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC             3,186,496        3,460,865        3,826,255
                                                   ============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED           3,186,496        3,475,980        3,852,019
                                                   ============     ============     ============

See notes to consolidated financial statements

ARK RESTAURANT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                       YEARS ENDED
                                                                    ---------------------------------------------------
                                                                     SEPTEMBER 30,      OCTOBER 2,       OCTOBER 3,
                                                                         2000              1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before cumulative effect of accounting change      $ (3,533,617)     $ 4,494,731       $ 4,612,141
  Cumulative effect of accounting change                                   (189,513)           --                 --
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization of fixed assets                         4,334,092        3,330,568         3,432,104
    Amortization of intangibles                                             551,194          732,281           566,168
    Gain on sale of restaurants                                             (87,586)        (752,274)         (258,684)
   Write-off of joint venture advances                                    4,988,000            --                 --
   Impairment of assets held for sale                                       810,769            --                 --
   Write-off of accounts receivables                                        279,394            --                 --
    Operating lease deferred credit                                        (109,000)        (149,000)          (57,000)
    Deferred income taxes                                                (1,670,022)         382,624            57,164
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                         (1,250,994)         376,692          (663,873)
      (Increase) decrease in inventories                                   (216,547)          33,710           (17,020)
      (Increase) decrease in prepaid expenses and other current assets      (11,133)         155,088           (58,313)
      (Increase) in refundable and prepaid income taxes                  (1,307,524)           --                 --
      (Increase) in other assets, net                                      (449,295)      (2,111,012)         (543,820)
      Increase in accounts payable - trade                                1,476,125          252,692             2,818
      Increase (Decrease) in accrued income taxes                          (186,411)        (518,722)          291,263
      Increase (decrease) in accrued expenses and other current
         liabilities                                                      1,469,018          811,130           (58,590)
                                                                       ------------      -----------       -----------
           Net cash provided by operating activities                      4,896,950        7,038,508         7,304,358
                                                                       ------------      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                             (22,262,509)      (6,989,405)       (1,713,847)
  Additions to intangible assets                                              --            (384,880)         (229,524)
  Advances to joint venture, net                                         (3,297,000)           --                 --
  Issuance of demand notes and long-term receivables                        (93,530)         (95,611)          (81,580)
  Payments received on demand notes and long-term receivables               409,559          398,869           315,908
  Restaurant sales                                                            --             975,000           265,000
  Restaurant acquisitions                                                     --               --           (2,735,000)
                                                                       ------------      -----------       -----------
           Net cash used in investing activities                        (25,243,480)      (6,096,027)       (4,179,043)
                                                                       ------------      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on long-term debt                                    (3,154,580)      (5,659,226)       (8,012,164)
  Issuance of long-term debt                                             25,020,034        8,300,000         6,900,000
  Exercise of stock options                                                 343,572          185,263            83,615
  Principal payment on capital lease obligations                           (148,495)        (229,781)         (273,507)
  Purchase of treasury stock                                             (1,350,237)      (4,228,162)       (1,522,496)
                                                                       ------------      -----------       -----------
           Net cash provided by (used in) financing activities           20,710,294       (1,631,906)       (2,824,552)
                                                                       ------------      -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            363,764         (689,425)          300,763

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                333,621        1,023,046           722,283
                                                                       ------------      -----------       -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $    697,385      $   333,621       $ 1,023,046
                                                                       ------------      -----------       -----------
                                                                       ------------      -----------       -----------
SUPPLEMENTAL INFORMATION:
  Cash payments for the following were:
    Interest                                                           $  2,245,013      $   526,382       $   608,278
                                                                       ------------      -----------       -----------
                                                                       ------------      -----------       -----------
    Income taxes                                                       $  1,113,395      $ 2,690,443       $ 2,699,651
                                                                       ------------      -----------       -----------
                                                                       ------------      -----------       -----------


See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2000, OCTOBER 2, 1999 AND OCTOBER 3, 1998
--------------------------------------------------------------------------------


                                                Common Stock          Additional                                   Total
                                           -----------------------     Paid-In      Retained      Treasury     Shareholders'
                                            Shares        Amount       Capital      Earnings       Stock          Equity
BALANCE, SEPTEMBER 27, 1997                5,177,836      $ 51,779   $14,131,383   $12,953,117   $(1,247,399)   $25,888,880

  Exercise of stock options                   10,000           100        64,900         --            --            65,000
  Purchase of treasury stock                    --            --           --            --       (1,522,496)    (1,522,496)
  Tax benefit on exercise of options            --            --          18,615         --            --            18,615
  Net income                                    --            --           --        4,612,141         --         4,612,141
                                           ---------     ---------   -----------   -----------   -----------   ------------

BALANCE, OCTOBER 3, 1998                   5,187,836        51,879    14,214,898    17,565,258    (2,769,895)    29,062,140

  Exercise of stock options                   20,500           205       163,795         --            --           164,000
  Purchase of treasury stock                    --            --            --           --       (4,228,162)    (4,228,162)
  Tax benefit on exercise of options            --            --          21,263         --            --            21,263
  Net income                                    --            --            --       4,494,731         --         4,494,731
                                           ---------     ---------   -----------   -----------   -----------   ------------

BALANCE, OCTOBER 2, 1999                   5,208,336        52,084    14,399,956    22,059,989    (6,998,057)    29,513,972

  Exercise of stock options                   41,000           410       327,590         --            --           328,000
  Purchase of treasury stock                    --            --            --           --       (1,350,237)    (1,350,237)
  Tax benefit on exercise of options            --            --          15,572         --            --            15,572
  Net Loss                                      --            --            --      (3,723,130)        --        (3,723,130)
                                           ---------     ---------   -----------   -----------   -----------   ------------

BALANCE, SEPTEMBER 30, 2000                5,249,336      $ 52,494   $14,743,118   $18,336,859   $(8,348,294)   $24,784,177
                                           ---------     ---------   -----------   -----------   -----------   ------------
                                           ---------     ---------   -----------   -----------   -----------   ------------


See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, OCTOBER 2, 1999 AND OCTOBER 3, 1998

--------------------------------------------------------------------------------


1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Ark Restaurants Corp. and subsidiaries (the "Company") own and operate 24 restaurants, and manage four restaurants, of which 12 are in New York City, four in Washington, D.C., seven in Las Vegas, Nevada, three in Boston, Massachusetts and one each in McLean, Virginia, and Islamorada, Florida. The Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort and operation of the Resort's room service, banquet facilities, employee dining room and nine smaller cafe operations; two restaurants within the Venetian Casino Resort as well as four food court concepts; one restaurant within the Aladin Casino Resort along with six food court concepts; and one restaurant within the Forum Shops at Caesar's Shopping Center. The Company's other operations include catering businesses in New York City and Washington, D.C., and wholesale and retail bakeries in New York City.

      ACCOUNTING PERIOD - The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 30, 2000 and October 2, 1999, included 52 weeks and the fiscal year ended October 3, 1998, included 53 weeks.

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

      ACCOUNTS RECEIVABLE - Included in accounts receivable are amounts due from employees of $1,401,487 and $994,915 at September 30, 2000 and October 2, 1999, respectively. Such amounts, which are due on demand, are principally due from various employees exercising stock options in accordance with the Company's Stock Option Plan (see Note 10).

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

      The Company annually assesses any impairment in value of long-lived assets and certain identifiable intangibles to be held and used. For the year ended September 30, 2000 an impairment of $810,769 was incurred on a restaurant that the Company owns in McLean, Virginia. The assets of such restaurant had been classified as assets held for sale (see Note 3). For the years ended October 2, 1999 and October 3, 1998, no impairments were recognized.

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

      The Company adopted in the quarter ended January 1, 2000, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred. The Company had previously capitalized organization costs and then amortized such costs over five years. The Company had net deferred organization expenses of $300,000 in intangible assets as of October 2, 1999 and such amount ($189,513 after taxes) is reported in the fiscal year ended September 30, 2000 as a cumulative effect of a change in accounting principle.

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

      STOCK OPTIONS - The Company accounts for its stock options granted to employees under the intrinsic value-based method for employee stock-based compensation and provide pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No.123 had been adopted. The Company generally does not grant options to outsiders.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

      FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and 138, establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements. SFAS No. 133 is effective for the Company beginning the first quarter of fiscal year 2001. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

2.    LONG-TERM RECEIVABLES

      Long-term receivables consist of the following:


                                                                                 SEPTEMBER 30,      OCTOBER 2,
                                                                                    2000              1999

Note receivable due March 2001 (a)                                              $ 1,000,000         $   --

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 8% interest; due in
  monthly installments through December 2006 (b)                                    460,149           514,706

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 7.5% interest; due in
  monthly installments through March 2002 (c)                                        72,333           112,571

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 7.5% interest; due in
  monthly installments through April 2000 (d)                                         --              126,796

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 7.5% interest; due in
  monthly installments commencing May 2000
  through December 2008 (d)                                                         553,734           445,118

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 10.0% interest; due in
  monthly installments through April 2004 (e)                                       221,239           244,565

Note receivable secured by fixed assets and lease at a
  restaurant at 7.0% interest; due in monthly installments
  through June 2006 (f)                                                             228,315              --

Advances for construction and working capital, at one of
  the Company's managed locations, at 15% interest; due
  in monthly installments through December 2000                                      21,111            98,110

Others                                                                                --               88,508
                                                                                 ----------        ----------

                                                                                  2,556,881         1,630,374

Less current portion                                                              1,427,243           446,043
                                                                                 ----------        ----------

                                                                                 $1,129,638        $1,184,331
                                                                                 ==========        ==========



          (a) In March 2000, the Company withdrew from a partnership that was formed to develop and construct four restaurants at a large theatre development in Southfield, Michigan. The Company was issued this note in consideration of its working capital advances to the project. The note is noninterest bearing.

          (b) In December 1996, the Company sold a restaurant for $900,000. Cash of $50,000 was received on sale and the balance is due in installments through December 2006.

          (c) In October 1996, the Company sold a restaurant for $258,500. Cash of $50,000 was received on sale and the balance is due in installments through March 2002. The Company recognized a gain of $134,000 on this sale in the fiscal year ended September 27, 1997.

          (d) In October 1997, the Company sold a restaurant for $1,750,000, of which $200,000 was paid in cash and the balance is due in monthly installments under the terms of two notes bearing interest at a rate of 7.5%. One note, with an initial principal balance of $400,000, was paid in 24 monthly installments of $18,569 through April 2000. The second note, with an initial principal balance of $1,150,000, will be paid in 104 monthly installments of $14,500 commencing May 2000 and ending December 2008. At December 2008, the then outstanding balance of $519,260 matures.

               The Company recognized a gain on sale of approximately $88,000 and $142,000 and $185,000 in the fiscal years ended September 30, 2000, October 2, 1999 and October 3, 1998, respectively. Additional deferred gains totaling $794,000 and $882,000 for the fiscal years ended September 30, 2000 and October 2, 1999, respectively, could be recognized in future periods as the notes are collected. The Company deferred recognizing this additional gain and recorded an allowance for possible uncollectible note against the second outstanding note. This uncertainty is based on the significant length of time of this note (over 10 years) and the substantial balance, which matures in December 2008 ($519,260).

          (e) In December 1998, the Company sold a restaurant for $500,000, of which $250,000 was paid in cash and a note financed the balance of $250,000 was financed by a note. The note is due in monthly installments of $5,537, inclusive of interest at 10%, from May 1999 through April 2004. The Company recognized a gain of $207,220 on this sale in the fiscal year ended October 2, 1999.

          (f) In June 2000, the Company terminated the management of a restaurant in New York City. The Company received cash of $164,000 and notes totaling $234,000 as consideration for its then outstanding working capital loans. The Company recognized a loss of $280,000 on the termination.

      The carrying value of the Company's long-term receivables approximates its current aggregate fair value.

3.    ASSETS HELD FOR SALE

      The Company was actively pursuing the sale of one restaurant during fiscal 2000, and accordingly had reclassified the net fixed assets ($759,190) and inventories ($51,579) as assets held for sale. The Company continuously assessed the carrying value of this restaurant in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of. The Company determined that it has been unsuccessful in its efforts to sell this restaurant after two potential sales were abandoned by the buyers. The Company determined that the restaurant value was impaired based upon the future undiscounted anticipated cash flows. The Company assessed the discounted cash flow value of the property and it recorded an impairment charge of $810,769.

      At October 2, 1999, the Company was actively pursuing the sale of one restaurant and accordingly reclassified the net fixed assets ($935,097) and inventories($52,907) as assets held for sale.

4.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                              September 30,       October 2,
                                                                  2000               1999
         Goodwill (a)                                          $6,222,877         $6,222,877
         Purchased leasehold rights (b)                           750,740            750,740
         Noncompete agreements and other (c)                      790,000            790,000
         Organization costs (d)                                      --              789,521
                                                               ----------         ----------
                                                                7,763,617          8,553,138
         Less accumulated amortization                          3,194,048          3,258,607
                                                               ----------         ----------
                                                               $4,569,569         $5,294,531
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

      (d)   See Note 1.

5.    OTHER ASSETS

      Other assets consist of the following:

                                                              September 30,       October 2,
                                                                  2000               1999
         Deposits                                                $276,484         $  313,142
         Deferred financing fees                                  171,250            144,195
         Investments in and advances to affiliates (a)            486,212          2,694,577
                                                                 --------         ----------
                                                                 $933,946         $3,151,914
                                                                 ========         ==========

      (a) The Company, through a wholly owned subsidiary, became a general partner with a 19% interest in a partnership which acquired on July 1, 1987 an existing Mexican food restaurant, El Rio Grande, in New York City. Several related parties also participate as limited partners in the partnership. The Company's equity in earnings of the limited partnership was $15,000, $65,000 and $80,000, for the years ended September 30, 2000, October 2, 1999 and October 3, 1998, respectively.

            The Company also manages El Rio Grande through another wholly owned subsidiary on behalf of the partnership. Management fee income relating to these services was $161,800, $358,000 and,

            $421,000 for the years ended September 30, 2000, October 2, 1999 and October 3, 1998, respectively (Note 11).

            The Company, through a wholly owned subsidiary, was a partner with a 50% interest in a partnership to construct and develop four restaurants at a large theatre development in Southfield, Michigan. In March 2000, the Company withdrew from the partnership and incurred losses totaling $4,988,000 on this project. At October 2, 1999, the Company's investment in the partnership were $2,691,000

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:

                                                              September 30,       October 2,
                                                                  2000               1999
         Sales tax payable                                     $  877,765         $  782,365
         Accrued wages and payroll related costs                  999,115            877,758
         Customer advance deposits                              1,175,000          1,083,000
         Accrued and other liabilities                          1,854,035          1,993,774
         Litigation accrual (Note 8)                            1,300,000               --
                                                               ----------         ----------
                                                               $6,205,915         $4,736,897
                                                               ==========         ==========

7.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                September 30,       October 2,
                                                                                    2000               1999
         Revolving Credit and Term Loan Facility with interest at the
           prime rate, plus 1/2%, payable on December 27, 2001 (a)              $27,150,000         $5,850,000

         Notes issued in connection with refinancing of restaurant
           equipment, at 8.75%, payable in monthly installments through
           January 2002 (b)                                                         885,456          1,439,171

         Notes issued in connection with refinancing of restaurant
           equipment, at 8.80%, payable in monthly installments through
           May 2005 (c)                                                           1,485,404               --

         Note issued in connection with acquisition of restaurant site, at 7.25%, payable in monthly installments through
           January 1, 2000                                                             --              366,235
                                                                                -----------         ----------
                                                                                 29,520,860          7,655,406
         Less current maturities                                                  5,073,592            972,330
                                                                                -----------         ----------
                                                                                $24,447,268         $6,683,076
                                                                                ===========         ==========

      (a) The Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), as amended November 2000, includes a $28,000,000 facility to finance the development and construction of new restaurants and for working capital purposes at the

            Company's existing restaurants. Outstanding loans bear interest at 1/2% above the bank's prime rate. As of September 30, 2000, the rate of interest on the Facility was 10%. Any outstanding loans on December 2001 in excess of $22,000,000 are due in full and the balance can be converted into a term loan payable over 36 months. The Facility also includes a five-year $2,000,000 Letter of Credit Facility for use in lieu of lease security deposits. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

            The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing facilities and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such facilities.

            The agreement includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, advances to managed businesses, mergers, sale of assets, dividends and liens on the property of the Company. The agreement also contains financial covenants such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. At September 30, 2000, the Company received a waiver from the bank for the covenants it was not in compliance with.

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

      (c) In April 2000, the Company borrowed from its main bank $1,570,000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The notes bear interest at 8.80% per annum and are payable in 60 equal monthly installments of $32,439 inclusive of interest, until maturity in May 2005.

      Required principal payments on long-term debt are as follows:

                  Year                                     Amount
                  2001                                 $ 5,073,592
                  2002                                   7,025,019
                  2003                                   7,654,180
                  2004                                   7,683,582
                  2005                                   2,084,487
                                                       -----------
                                                       $29,520,860
                                                       ===========

      During the fiscal years ended September 30, 2000, October 2, 1999 and October 3, 1998, interest expense was $2,245,013, $526,411 and $608,278, respectively, of which $238,000 and $101,000 was capitalized during the fiscal years ended September 30, 2000 and October 2, 1999, respectively.

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

      As of September 30, 2000, future minimum lease payments, net of sublease rentals, under noncancelable leases are as follows:

                                                              OPERATING
                  YEAR                                          LEASES
                  2001                                       $ 8,010,226
                  2002                                         8,064,014
                  2003                                         8,628,534
                  2004                                         8,092,052
                  2005                                         7,205,015
                  Thereafter                                  26,269,515
                                                             -----------

                  Total minimum payments                     $66,269,356
                                                             ===========


      In connection with the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $1,485,000 as security deposits under such leases.

      Rent expense was $10,782,991, $9,638,551 and $9,940,639 during the fiscal years ended September 30, 2000, October 2, 1999 and October 3, 1998, respectively. Rent expense for the fiscal years ended September 30, 2000, October 2, 1999 and October 3, 1998 includes approximately $109,000, $149,000 and, $57,000 operating lease deferred credits, representing the difference between rent expense recognized on a straight-line basis and actual amounts currently payable. Contingent rentals, included in rent expense, were $3,470,155, $2,799,585 and $2,769,721 for the fiscal years ended September 30, 2000, October 2, 1999 and October 3, 1998, respectively.

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

      A lawsuit was commenced against the Company in 1995 in the U.S. District Court for the District of Columbia. The plaintiff, a former employee, alleges violations of the District of Columbia Human Rights Act and 42 U.S.C. ss.1981. The dispute with the plaintiff was settled for approximately $15,000. Counsel for plaintiff is now seeking attorneys fees in the amount of approximately $130,000. A magistrate denied the request and this issue is on appeal.

      A lawsuit was commenced against the Company in October 1997 in the District Court for the Southern District of New York by 44 present and former employees alleging various violations of Federal wage and hour laws. The complaint seeks an injunction against further violations of the labor laws and payment of unpaid minimum wages, overtime and other allegedly required amounts, liquidated damages, penalties and attorneys fees. The Company believes that there were certain violations of overtime requirements, which have today been largely corrected, for which the Company will have liability. The period of time in which affected employees could "opt-in" to the lawsuit asserting similar violations has expired and a total of 214 individuals have so elected. Discovery in this action has not been completed. The parties are currently discussing settlement of this matter. Based upon the settlement discussions, in the fourth quarter of fiscal 2000, the Company recorded a charge of $1,300,000 in connection with this matter.

      In addition, several unfair labor practice charges were filed against the Company in 1997 and 1998 with the National Labor Relations Board with respect to the Company's Las Vegas subsidiary. The 1997 charges were consolidated for a hearing which was conducted in October 1997. At issue was whether the Company unlawfully terminated nine employees and disciplined six other employees allegedly in retaliation for their union activities. An Administrative Law Judge (ALJ) found that six employees were terminated unlawfully and three were discharged for valid reasons. Concerning the allegedly retaliatory discipline, the ALJ found that the Company acted legally in disciplining four employees but not lawfully with respect to two employees. The Company has appealed the adverse rulings of the ALJ to the National Labor Relations Board in Washington, D.C., and is waiting for a decision. The Company believes that there are reasonable grounds for obtaining a reversal of the unfavorable findings by the ALJ and does not believe that an adverse outcome in this proceeding will have a material adverse effect upon the Company's financial condition or operations.

      In May 1999, in the second case, the ALJ issued a favorable decision involving unfair labor practice charges filed in 1998 against the Company before the National Labor Relations Board with respect to the Company's Las Vegas subsidiary. The complaint alleged that four employees were terminated and three other employees disciplined because of their union activities. The ALJ found that none of the employees were terminated or disciplined for inappropriate reasons. The ALJ found two violations of management communications rules for which non-economic remedies were proposed. This case, involving the 1998 charges, was closed in September 1999.

      The Company does not believe that an adverse outcome in any of the unfair labor practice charges will have a material adverse effect upon the Company's financial condition or operations.

9.    SHAREHOLDERS' EQUITY

      COMMON STOCK REPURCHASE PLAN - In August 1998, the Company authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. In April 1999, the Company authorized the repurchase of an additional 300,000 shares of the Company's outstanding common stock. For the years ended September 30, 2000 October 2, 1999 and October 3, 1998, the Company repurchased 140,600, 422,700 and 159,000 shares at a total cost of $1,350,237, $4,228,162 and $1,522,496, respectively.

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

      Additional information follows:


                                         2000                        1999                        1998
                                 -------------------------    ------------------------   ------------------------

                                                Weighted                   Weighted                    Weighted
                                                Average                     Average                    Average
                                                Exercise                   Exercise                    Exercise
                                    Shares       Price          Shares       Price       Shares        Price

Outstanding, beginning of year       488,500   $ 10.65        311,500      $10.86        227,500       $10.38

Options:
  Granted                               --        --          214,000       10.00        100,000        11.38
  Exercised                          (41,000)     8.00        (20,500)       8.00        (10,000)        6.50
  Canceled or expired               (104,000)    11.32        (16,500)       9.24         (6,000)        8.63
                                    --------                  -------                    -------
Outstanding, end of year (a)         343,500     10.76        488,500       10.65        311,500        10.86
                                    ========                  =======                    =======

Price range, outstanding shares  $9.50 - $12.00           $8.00 - $12.00              $8.00 - $12.00

Weighted average years             2.62 Years                3.3 years                   3.2 years

Shares available for future grant    126,500                   22,500                      20,000
                                    --------                  -------                     -------
Options exercisable (a)              157,125     11.24        178,917       10.78         117,583       10.13
                                    ========                  =======                     =======


      (a) Options become exercisable at various times until expiration dates ranging from January 2002 through April 2004.

      Statement of Financial Accountings Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to disclose pro forma net income and pro forma earnings per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The fair value of each stock-option grant is estimated on the date of grant using the Black-Scholes option pricing. The assumptions for fiscal 1999 include: risk-free interest rate of 6.25%; no dividend yield; expected life of four years; and expected volatility of 38%. The assumptions for fiscal 1998 include; risk free interest rate of 5.5%; no dividend yield; expected life of four years; and expected volatility of 75%. There were no options granted during the fiscal year ended September 30, 2000.

      The pro forma impact was as follows:

                                                                               YEARS ENDED
                                                           -------------------------------------------------------
                                                             SEPTEMBER 30,       OCTOBER 2,        OCTOBER 3,
                                                                  2000              1999              1998

Net earnings as reported                                    $(3,533,617)       $4,494,731        $4,612,141
Net earnings - pro forma                                     (3,768,272)        4,307,357         4,464,576

Earnings per share as reported - basic                          $ (1.11)           $ 1.30            $ 1.21
Earnings per share as reported - diluted                          (1.11)             1.29              1.20

Earnings per share pro forma - basic                              (1.18)             1.24              1.17
Earnings per share pro forma - diluted                            (1.18)             1.24              1.16


      The exercise of nonqualified stock options in the fiscal years ended September 30, 2000, October 2, 1999, and October 3, 1998 resulted in income tax benefits of $15,572, $21,263 and $18,615, respectively, which were credited to additional paid-in capital. The income tax benefits result from the difference between the market price on the exercise date and the option price.

11.   MANAGEMENT FEE INCOME

      As of September 30, 2000, the Company provides management services to four restaurants owned by outside parties. In accordance with the contractual arrangements, the Company earns fixed fees and management fees based on restaurant sales and operating profits as defined by the various management agreements.

      Restaurants managed had net sales of $8,867,336, $9,803,693 and $12,738,639 during the management periods within the years ended September 30, 2000, October 2, 1999 and October 3, 1998, respectively, which are not included in consolidated net sales of the Company.

12.   INCOME TAXES

      The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each subsidiary on a nonconsolidated basis. For New York State and City income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income.

     The provision (benefit) for income taxes consists of the following:

                                                               YEARS ENDED
                                                ----------------------------------------
                                                SEPTEMBER 30,   OCTOBER 2,    OCTOBER 3,
                                                    2000           1999          1998
       Current provision (benefit):
         Federal                                $(1,129,390)   $ 1,298,451   $ 1,892,997
         State and local                            782,310        894,533     1,117,363
                                                -----------    -----------   -----------

                                                   (347,080)     2,192,984     3,010,360
                                                -----------    -----------   -----------

       Deferred provision (benefit):
         Federal                                 (1,285,920)       349,299       100,486
         State and local                           (273,102)        33,325       (42,105)
                                                -----------    -----------   -----------

                                                 (1,559,022)       382,624        58,381
                                                -----------    -----------   -----------

                                                $(1,906,102)   $ 2,575,608   $ 3,068,741
                                                ===========    ===========   ===========



     The provision (benefit) for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:




                                                               YEARS ENDED
                                               -------------------------------------------
                                                SEPTEMBER 30,   OCTOBER 2,     OCTOBER 3,
                                                    2000           1999           1998

        Provision (benefit) for Federal
          income taxes (34%)                     $(1,849,000)   $ 2,404,000    $ 2,612,000

        State and local income taxes net of
          Federal tax benefit                        336,000        612,000        710,000

        Amortization of goodwill                      25,000         26,000         26,000

        Tax credits                                 (503,000)      (512,000)      (506,000)

        Other                                         84,898         45,608        226,741
                                                 -----------    -----------    -----------

                                                 $(1,906,102)   $ 2,575,608    $ 3,068,741
                                                 ===========    ===========    ===========


     Deferred tax assets or liabilities are established for (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company's net deferred tax asset are as follows:

                                                       SEPTEMBER 30,    OCTOBER 2,
                                                           2000           1999
        Deferred tax assets:
          Operating loss carryforwards                  $ 1,349,747    $ 1,035,396
          Operating lease deferred credits                  522,274        570,370
          Carryforward tax credits                        1,738,555        976,725
          Depreciation and amortization                      51,965        114,662
          Deferred gains                                   (235,432)      (270,112)
          Valuation allowance                              (917,998)      (870,289)
          Asset impairment                                  275,663           --
          Litigation accrual                                442,000           --
                                                        -----------    -----------
                                                        $ 3,226,774    $ 1,556,752
                                                        ===========    ===========

     A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $917,998 at September 30, 2000 and $870,289 at October 2, 1999. The Company has state operating loss carryforwards of $14,196,000 and local operating loss carryforwards of $9,549,734, which expire in the years 2002 through 2015.

     During the fiscal year ended September 30, 2000, the Company and the Internal Revenue Service finalized the adjustments to the Company's Federal income tax returns for the fiscal years ended September 28, 1991 through October 1, 1994. The final adjustments primarily relate to (i) legal and accounting expenses incurred in connection with new or acquired restaurants that the Internal Revenue Service asserts should have been capitalized and amortized rather than currently expensed and (ii) travel and meal expenses for which the Internal Revenue Service asserts the Company did not comply with certain record keeping requirements or the Internal Revenue Code. The settlement did not have a material effect on the Company's financial condition. The Internal Revenue Service is currently examining the Company's returns for the fiscal year ended September 30, 1995 through September 27, 1997. The Company does not expect the results from such examination to have a material effect on the Company's financial condition.

13.  OTHER INCOME

     Other income consists of the following:

                                                                  YEARS ENDED
                                                   ---------------------------------------
                                                   SEPTEMBER 30,   OCTOBER 2,    OCTOBER 3,
                                                        2000          1999          1998

       Purchasing service fees                       $ 65,535       $ 88,061      $124,455
       Sales of logo T-shirts and hats                179,562        133,819       160,596
       Other                                          193,181        213,730       205,067
                                                     --------       --------      --------
                                                     $438,278       $435,610      $490,118
                                                     ========       ========      ========


14.   INCOME PER SHARE OF COMMON STOCK

      The Company adopted in the first quarter of fiscal 1998, Financial Accounting Standards Board Statement No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. The Company now discloses "Basic Earnings per Share," which is based upon the weighted average number of shares of common stock outstanding during each period and "Diluted Earnings per Share," which requires the Company to include common stock equivalents consisting of dilutive stock options and warrants. The Company also retroactively applied the new standard to all periods presented.

      There were no dilutive stock options and warrants for the fiscal year ended September 30, 2000. A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended October 2, 1999 and October 3, 1998 follow.


                                                                      INCOME            SHARES        PER-SHARE
                                                                    (NUMERATOR)      (DENOMINATOR)     AMOUNT

Year ended October 2, 1999:
  Basic EPS                                                         $4,494,731        3,460,865      $ 1.30
  Stock options and warrants                                             --              15,115        0.01
  Diluted EPS                                                        4,494,731        3,475,980        1.29

Year ended October 3, 1998:
  Basic EPS                                                         $4,612,141        3,826,255      $ 1.21
  Stock options and warrants                                             --              25,764        0.01
  Diluted EPS                                                        4,612,141        3,852,019        1.20


15.   QUARTERLY INFORMATION (UNAUDITED)

      The following table sets forth certain quarterly operating data.

                                                              FISCAL QUARTERS ENDED
                                   -----------------------------------------------------------------------------
                                       JANUARY 1,           APRIL 1,            JULY 1,         SEPTEMBER 30,
                                          2000               2000                2000              2000
2000

Net sales                            $26,956,508         $25,765,386        $33,809,752        $32,680,840

Gross restaurant profit               19,896,289          18,953,108         25,217,317         24,129,669

Cumulative effect of
   accounting change                    (189,513)              --                --                 --

Net income (loss)                         91,656          (4,976,492)         1,772,442           (610,736)

Net income (loss) per
  share - basic and diluted               $ 0.03             $ (1.56)            $ 0.56            $ (0.19)


                                                              FISCAL QUARTERS ENDED
                                   -----------------------------------------------------------------------------
                                       JANUARY 3,           APRIL 3,            JULY 3,        OCTOBER 2,
                                         1999                 1999               1999            1999
1999

Net sales                            $26,933,489         $23,344,731        $31,563,976        $28,958,717


Gross restaurant profit               19,823,052          16,983,679         23,408,382         21,284,497

Net income (loss)                      1,025,576            (156,178)         2,115,333          1,510,000

Net income (loss) per share -
  basic and diluted                       $ 0.28             $ (0.04)            $ 0.63             $ 0.45


                                                              FISCAL QUARTERS ENDED
                                   -----------------------------------------------------------------------------
                                      DECEMBER 27,         MARCH 28,           JUNE 27,          OCTOBER 3,
                                          1997               1998                1998               1998
1998

Net sales                            $26,940,384         $25,198,012        $33,029,512        $32,230,545

Gross restaurant profit               19,692,165          18,345,554         24,432,866         23,662,166

Net income (loss)                        727,441            (254,154)         2,428,676          1,710,178

Net income (loss) per share
  basic and diluted                       $ 0.19             $ (0.07)            $ 0.63             $ 0.45


16.   SUBSEQUENT EVENTS

      AMENDMENT TO CREDIT AGREEMENT

      In November 2000, the Company amended its credit agreement with its main bank, Bank Leumi USA. The new amendment allows the Company to borrow up to $28,500,000 for use in construction of and acquisition of new restaurants and for working capital purposes at the Company's existing restaurants. The Company is required to repay any borrowings which exceed $26,000,000 on June 30, 2001, $23,000,000 on September 30, 2001, and $22,000,000 on
      December 27, 2001. On December 27, 2001, the revolving loans will be converted into term loans payable over 36 months. Outstanding loans bear interest at prime + 1/2%. The agreement also includes a five year $1,500,000 Letter of Credit Facility for use at the Company's restaurants in lieu of lease security deposits.

      DEFAULT ON NOTE RECEIVABLE

      In November 2000, the buyer of a restaurant from the Company defaulted on a promissory note to the company in the amount of $220,000 issued as part of the purchase price of the restaurant. The buyer subsequently filed for bankruptcy and the Company is now seeking to recover the restaurant premises and assets. The Company believes that it will recover the amount due on the note.

      EQUIPMENT REFINANCING

      In November 2000, the Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 to refinance the purchase of various restaurant equipment in a hotel and casino in Las Vegas, Nevada. The lease bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $31,785 until maturity in November 2004 at which time the Company has an option to purchase the equipment for $519,440. Alternatively, the Company can extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,242.


                                     ******

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29th day of December, 2000.


                                             ARK RESTAURANTS CORP.

                                             By:   s/Michael Weinstein
                                                   -----------------------------
                                                   MICHAEL WEINSTEIN, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the date indicated.


SIGNATURE                             TITLE                                 DATE
---------                             -----                                 ----
s/Ernest Bogen                        Chairman of the Board                 December 29, 2000
---------------------------
(Ernest Bogen)

s/Michael Weinstein                   President and Director                December 29, 2000
---------------------------
(Michael Weinstein)

s/Vincent Pascal                      Vice President, Secretary             December 29, 2000
---------------------------           and Director
(Vincent Pascal)

s/Robert Towers                       Vice President, Treasurer,            December 29, 2000
---------------------------           Principal Financial Officer
(Robert Towers)                       and Director

s/Andrew Kuruc                        Vice President, Controller,           December 29, 2000
---------------------------           Principal Accounting Officer
(Andrew Kuruc)                        and Director

s/Donald D. Shack                     Director                              December 29, 2000
---------------------------
(Donald D. Shack)

s/Jay Galin                           Director                              December 29, 2000
---------------------------
(Jay Galin)

s/Paul Gordon                         Vice President and Director           December 29, 2000
---------------------------
(Paul Gordon)

s/Bruce R. Lewin                      Director                              December 29, 2000
---------------------------
(Bruce R. Lewin)