Form 10-Q
period 2000-12-30
ARK RESTAURANTS CORP
filed 2001-02-09
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              (Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2000


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14030


                              ARK RESTAURANTS CORP.
   -------------------------------------------------------------------------
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

                                Yes  X       No _____
                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding shares at February 8, 2001
-----------------------------         --------------------------------------
(Common stock, $.01 par value)                 3,181,699

ARK RESTAURANTS CORP. AND SUBSIDIARIES
-------------------------------------------------------------------------------

INDEX
-------------------------------------------------------------------------------


                                                                                 PAGE
                                                                                 ----
PART I - FINANCIAL INFORMATION:

  Item 1.  Consolidated Financial Statements:

    Consolidated Condensed Balance Sheets - December 30, 2000
     (Unaudited) and September 30, 2000                                            2

    Consolidated Condensed Statements of Operations and Retained Earnings -
     13-Week Periods Ended December 30, 2000 (Unaudited) and January 1, 2000
     (Unaudited).                                                                  3

     Consolidated Condensed Statements of Cash Flows - 13-Week Periods
     Ended December 30, 2000 (Unaudited) and January 1, 2000 (Unaudited)           4

    Notes to Consolidated Condensed Financial
     Statements (Unaudited)                                                       5-6

  Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                     7-10

PART II - OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                                        11

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
----------------------------

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                         December 30,  September 30,
                                                             2000          2000
                                                             ----          ----
                                                          (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                                 $ 1,132      $   697
  Accounts receivable                                         3,020        4,045
  Inventories                                                 2,331        2,133
  Current portion of long-term receivables                    1,424        1,427
  Prepaid expenses and other current assets                     448          347
  Refundable and prepaid income taxes                         1,335        1,308
  Deferred income taxes                                       1,694        1,694
                                                            -------      -------
     Total current assets                                    11,384       11,651

LONG-TERM RECEIVABLES                                         1,065        1,130

FIXED ASSETS - At Cost:
  Leasehold improvements                                     38,423       38,099
  Furniture, fixtures and equipment                          30,476       31,157
  Leasehold improvements in progress                            170          267
                                                            -------      -------
                                                             69,069       69,523
  Less accumulated depreciation and
   amortization                                              23,656       22,325
                                                            -------      -------
                                                             45,413       47,198

INTANGIBLE ASSETS - Less accumulated
  amortization of $3,293 and $3,194                           4,470        4,570
OTHER ASSETS                                                  1,063          934
DEFERRED INCOME TAXES                                         1,533        1,533
                                                            -------      -------
TOTAL ASSETS                                                $64,928      $67,016
                                                            =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable - trade                                  $ 4,689      $ 5,293
  Accrued expenses and other current
   liabilities                                                4,820        6,206
  Current maturities of long-term debt                        5,994        5,073
                                                            -------      -------
        Total current liabilities                            15,503       16,572

LONG-TERM DEBT - net of current maturities                   23,203       24,447

OPERATING LEASE DEFERRED CREDIT                               1,213        1,213

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000 shares;
   issued, 5,188 shares                                          52           52
  Additional paid-in capital                                 14,743       14,743
  Retained earnings                                          18,562       18,337
                                                            -------      -------
                                                             33,357       33,132
  Less treasury stock, 2,068 shares                           8,348        8,348
                                                            -------      -------
        Total shareholders' equity                           25,009       24,784
                                                            -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $64,928      $67,016
                                                            =======      =======

See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS & RETAINED EARNINGS (Unaudited) (In Thousands, Except per share amounts)

                                                              13 Weeks Ended
                                                         -----------------------
                                                         December 30,  January 1,
                                                            2000         2000
                                                            ----         ----
NET SALES                                                $ 30,815      $ 26,957
COST OF SALES                                               7,854         7,060
                                                         --------      --------
GROSS RESTAURANT PROFIT                                    22,961        19,897

MANAGEMENT FEE INCOME                                         138            34
JOINT VENTURE LOSS                                           --            (160)
                                                         --------      --------
                                                           23,099        19,771
                                                         --------      --------
OPERATING EXPENSES
  Payroll and payroll benefits                             11,207         9,985
  Occupancy                                                 4,152         3,535
  Depreciation and amortization                             1,438         1,007
  Other                                                     3,647         3,203
                                                         --------      --------
                                                           20,444        17,730
                                                         --------      --------
INCOME FROM RESTAURANT OPERATIONS                           2,655         2,041

GENERAL AND ADMINISTRATIVE EXPENSES                         1,632         1,633
                                                         --------      --------
OPERATING INCOME                                            1,023           408
                                                         --------      --------
OTHER EXPENSE (INCOME):
  Interest expense, net                                       710            93

  Other income                                                (50)         (126)
                                                         --------      --------
                                                              660           (33)
                                                         --------      --------
INCOME BEFORE INCOME TAXES                                    363           441

PROVISION FOR INCOME TAXES                                    138           160
                                                         --------      --------
NET INCOME BEFORE CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE                                            225           281

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       --             190
                                                         --------      --------
NET INCOME                                                    225            91

RETAINED EARNINGS, Beginning of period                     18,337        22,060
                                                         --------      --------
RETAINED EARNINGS, End of period                         $ 18,562      $ 22,151
                                                         --------      --------
PER SHARE INFORMATION - BASIC & DILUTED:
  INCOME BEFORE ACCOUNTING CHANGE                        $    .07      $    .09

  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     --            (.06)

  NET INCOME                                             $    .07      $    .03

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                   3,182         3,201
                                                         ========      ========
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                 3,182         3,207
                                                         ========      ========

See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                               13 Weeks Ended
                                                                        --------------------------
                                                                         December 30,  January 1,
                                                                             2000        2000
                                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Income before cumulative effect of accounting change                     $    225    $    281
  Cumulative effect of accounting change                                      --          (190)
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization of fixed assets                           1,332         830
     Amortization of intangibles                                               106         164
     Deferred income taxes                                                    --           111
  Changes in assets and liabilities:
     Decrease (Increase) in accounts receivable                              1,025      (1,005)
     Decrease (Increase) in inventories                                       (198)       (271)
     Decrease (Increase) in prepaid expenses & other
       current assets                                                         (108)        (84)
     Decrease (Increase) in refundable & prepaid taxes                         (27)        (90)
     Decrease (Increase) in other assets                                      (129)        (23)
     Increase (Decrease) in accounts payable - trade                          (604)        927
     Increase (Decrease) in accrued expenses and other
       current liabilities                                                  (1,386)       (804)
     Increase (Decrease) in accrued income taxes                              --          (186)
                                                                          --------    --------
      Net cash provided by (used in) operating activities                      236        (340)
                                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets, net                                            (1,105)     (7,985)
  Advances to joint venture, net                                              --        (2,358)
  Issuance of long-term receivables                                            (25)       --
  Payments received on long-term receivables                                    93         110
                                                                          --------    --------
       Net cash provided used in investing activities                       (1,037)    (10,233)
                                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                   1,450      12,050
  Proceeds from sale leaseback                                               1,559        --
  Principal payment on long-term debt                                       (1,773)       (465)
  Principal payment on capital lease obligations                              --           (48)
  Purchase of treasury stock                                                  --        (1,350)
  Exercise of stock options                                                   --           328
                                                                          --------    --------
       Net cash provided by financing activities                             1,236      10,515
                                                                          --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           435         (58)

CASH AND CASH EQUIVALENTS, beginning of period                                 697         334
                                                                          --------    --------
CASH AND CASH EQUIVALENTS, end of period                                  $  1,132    $    276
                                                                          ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                               $    744    $    280
                                                                          ========    ========
   Income taxes                                                           $    360    $    436
                                                                          ========    ========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
----------------------------------------------------------

1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 30, 2000 and results of operations and changes in cash flows for the periods ended December 30, 2000 and January 1, 2000 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000. The results of operations for the period ended December 30, 2000 is not necessarily indicative of the operating results for the full year.

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

3. Long-Term Debt

      In November 2000, the Company amended its credit agreement with its main bank, Bank Leumi USA. The new amendment allows the Company to borrow up to $28,500,000 for use in construction of and acquisition of new restaurants and for working capital purposes at the Company's existing restaurants. The Company is required to repay any borrowings which exceed $26,000,000 on June 30, 2001, $23,000,000 on September 30, 2001, and $22,000,000 on December 27, 2001. On
December 27, 2001, the revolving loans will be converted into term loans payable over 36 months. Outstanding loans bear interest at prime + 1/2%. The agreement also includes a five year $1,500,000 Letter of Credit Facility for use at the Company's restaurants in lieu of lease security deposits. At December 30, 2000 the Company had borrowings of $27,050,000 outstanding on this facility.

4. Equipment Refinancing

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

5. Impact of New Accounting Standard

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and 138, establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements. SFAS No. 133 was effective for the Company beginning the first quarter of fiscal year 2001 and this standard did not have a material impact on the Company's financial position or results of operations.

6. Subsequent Event (America VA)

   In January 2001 the Company closed its America restaurant in Tyson's Corner, McLean, Virginia. The Company had been unsuccessful in its efforts to sell this restaurant and had recorded an impairment charge of $810,769 in the fourth quarter of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements.

NET SALES
---------

      Net sales at restaurants and bars owned by the Company increased by 14.3% in the 13-week period ended December 30, 2000 from the comparable period last year. Net sales for the quarter increased by $3,278,000 from sales at restaurants which the Company did not operate in the 13-week period last year (The Venetian Casino Resort concepts: Lutece, Tsunami and V-Bar; and the concepts at Desert Passage, which adjoins the Aladdin Resort & Casino: Fat Anthony's and the Alakazam Food Court). Net sales also increased by $580,000 from a 2.2% increase in same store sales.

COSTS AND EXPENSES
------------------

      The Company's cost of sales consists only of food and beverage costs at restaurants and bars owned by the Company. For the 13-week period ended December 30, 2000 cost of sales as a percentage of net sales decreased to 25.5% from 26.2% for the comparable period last year.

      Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales, increased to 66.3% for the 13-week period ended December 30, 2000 from 65.8% last year. This increase is principally due to higher depreciation expense associated with the Las Vegas restaurant operations opened in fiscal 2000.

      The Company incurred early operating losses at newly opened restaurants of approximately $240,000 in the period ended December 30, 2000 as compared to pre-opening expenses and early operating losses of approximately $475,000 last year. The Company typically incurs significant pre-opening expenses in connection with its new restaurants which are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

      General and administrative expenses, as a percentage of net sales, were 5.3% for the 13-week period ended December 30, 2000 as compared to 6.1% last year. If net sales at managed restaurants and bars were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 5.0% for the 13-week period ended December 30, 2000 as compared to 5.6% last year. This decrease in general and administrative expenses, as a percentage of net sales, is principally due to the fact that general and administrative expenses remained fairly constant while sales increased by 14.8% as compared to last year.

      The Company had net income of $225,000 for the 13-week period ended December 30, 2000 as compared to net income of $91,000 last year. The results for the 13-week period last year include $190,000 of after tax charges resulting from an accounting change when the Company adopted Statement of Position 98-5 which required the company to write-off the unamortized balance of organization costs.

      Net sales of managed restaurants were $1,572,000 during the 13-week period ended December 30, 2000 as compared to $2,032,000 last year. In December 2000, three restaurants which the Company managed at one site in Boston, Massachusetts closed as the lease expired and was not renewed by the landlord. At December 30, 2000 the Company managed one restaurant. Net sales of managed restaurants are not included in consolidated net sales.

      Interest expense was $744,000 for the 13-week period ended December 30, 2000 as compared to $140,000 last year. The significant increase is principally due to borrowings to finance the construction costs and working capital requirements of the Las Vegas restaurant facilities which opened in fiscal 2000.

INCOME TAXES
------------

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

      The Internal Revenue Service is currently examining the Company's Federal Income Tax returns for the fiscal years ended September 30, 1995 through September 27, 1997. The Company does not expect the results from such examination to have a material effect on the Company's financial condition.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

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

      In November 2000 the Company and its main bank, Bank Leumi USA amended its Revolving Credit Facility. The amended agreement allows the Company to borrow up to $28,500,000 for use in construction of and acquisition of new restaurants and for working capital at the Company's existing restaurants. The Company is required to repay any borrowings to the extent such borrowings exceed $26,000,000 on June 30, 2001, $23,000,000 on September 30, 2001 and $22,000,000
on December 27, 2001. At December 2001 the revolving loans will be converted into a term loan not payable over 36 months. Outstanding loans bear interest at prime plus 1/2%. At December 30, 2000 the Company had borrowings of $27,050,000 outstanding on the facility. The Company also has a $1,500,000 letter of credit facility for use in lieu of lease security deposits. At December 30, 2000 the Company had delivered $1,489,000 in irrevocable letters of credit on this facility.

      At December 30, 2000, the Company had a working capital deficit of $4,119,000 as compared to a working capital deficit of $4,921,000 at September 30, 2000. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

      The amount of indebtedness that may be incurred by the Company is limited by the Revolving Credit Facility. Certain provisions of the agreement may impair the Company's ability to borrow funds. The agreement contains certain financial covenants such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In November 2000 the Company received a waiver for covenants that the Company was not in compliance with at September 30, 2000 and certain covenants were also modified for future periods. At December 30, 2000 the Company was in compliance with all covenants.

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

RESTAURANT EXPANSION
--------------------

    In fiscal 2000, the Company opened two restaurants at the Venetian Casino Resort (Tsunami and Lutece) along with a restaurant (Fat Anthony's) and six food court outlets (Alakazam Food Court) at Desert Passage with adjoins the Aladdin Casino & Resort in Las Vegas, Nevada. The Venetian Casino Resort operations became cash flow positive in the fourth quarter of fiscal 2000 and were profitable in the December 2000 quarter. The Desert Passage operations are not yet profitable.

    In November 2000, the Company opened a bar in the Venetian Casino Resort (V-Bar) and is scheduled to open another restaurant at such casino in fiscal 2001. As the Company is not currently committed to any other projects, a substantial portion of the Company's current year's cash flow is now scheduled to be applied to debt reduction. Any new projects would require additional external financing.

RECENT DEVELOPMENT
------------------

      In January 2001 the Company closed its America restaurant in Tyson's Corner, McLean, Virginia. The Company had been unsuccessful in its efforts to sell this restaurant and had recorded an impairment charge of $810,769 in the fourth quarter of fiscal 2000.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) Exhibits - None

(b) Reports on Form 8-K - none

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 8, 2001



         ARK RESTAURANTS CORP.

         By /S/ Michael Weinstein
           ----------------------
                Michael Weinstein, President

         By /S/ Andrew B. Kuruc
           --------------------
                Andrew B. Kuruc
                Vice President, Controller and
                Principal Accounting Officer