Form 10-Q
period 2001-03-31
ARK RESTAURANTS CORP
filed 2001-05-11
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             (Mark one)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2001

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

                                  Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                   Outstanding shares at May 10, 2001
(Common stock, $.01 par value)                3,181,299


ARK RESTAURANTS CORP. AND SUBSIDIARIES
---------------------------------------------------------------------------


INDEX


PART I - FINANCIAL INFORMATION:                                                   Page
                                                                                  ----
  Item 1.  Consolidated Financial Statements:

    Consolidated Condensed Balance Sheets - March 31, 2001
     (Unaudited) and September 30, 2000                                            3

    Consolidated Condensed Statements of Operations and Retained Earnings -
     13-week periods ended March 31, 2001 (Unaudited) and April 1, 2000
     (Unaudited) and 26-week periods ended March 31, 2001 (Unaudited) and April
     1, 2000 (Unaudited)                                                           4

    Consolidated Condensed Statements of Cash Flows - 26-week periods
     ended March 31, 2001 (Unaudited) and April 1, 2000 (Unaudited)                5

    Notes to Consolidated Condensed Financial
     Statements (Unaudited)                                                       6-7

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     8-11

PART II - OTHER INFORMATION:

 Item 4. Submission of Matters to a Vote of Security Holders                      12

 Item 6. Exhibits and Reports on Form 8-K                                         12

Part I - Financial Information

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
------------------------------------------------------------------------------

                                                                  March 31,            September 30,
                                                                    2001                  2000
                                                                 ----------           -------------
ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents                                       $   423                   $   697
  Accounts receivable                                               2,779                     4,045
  Inventories                                                       2,179                     2,133
  Current portion of long-term receivables                            249                     1,427
  Prepaid expenses and other current assets                           488                       347
  Refundable and prepaid income taxes                               1,944                     1,308
  Deferred income taxes                                             1,694                     1,694
                                                                  -------                   -------
        Total current assets                                        9,756                    11,651

LONG-TERM RECEIVABLES                                                 960                     1,130

FIXED ASSETS - At Cost:
  Leasehold improvements                                           38,673                    38,099
  Furniture, fixtures and equipment                                30,206                    31,157
  Leasehold improvements in progress                                  485                       267
                                                                  -------                   -------
                                                                   69,364                    69,523
  Less accumulated depreciation and
   amortization                                                    25,031                    22,325
                                                                  -------                   -------
                                                                   44,333                    47,198
INTANGIBLE ASSETS - Less accumulated
  amortization of $3,393 and $3,194                                 4,371                     4,570
DEFERRED INCOME TAXES                                               1,533                     1,533
OTHER ASSETS                                                        1,277                       934
                                                                  -------                   -------
TOTAL ASSETS                                                      $62,230                   $67,016
                                                                  =======                   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                        $ 4,554                   $ 5,293
  Accrued expenses and other current
   liabilities                                                      4,687                     6,206
  Current maturities of long-term debt                              6,604                     5,073
                                                                  -------                   -------
        Total current liabilities                                  15,845                    16,572

LONG-TERM DEBT - net of current maturities                         21,165                    24,447

OPERATING LEASE DEFERRED CREDIT                                     1,213                     1,213

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000 shares;
   issued, 5,249 and 5,208 shares                                      52                        52
  Additional paid-in capital                                       14,743                    14,743
  Retained earnings                                                17,562                    18,337
                                                                  -------                   -------
                                                                   32,357                    33,132
  Less treasury stock, 2,068 and 1,927 shares                       8,350                     8,348
                                                                  -------                   -------
        Total shareholders' equity                                 24,007                    24,784
                                                                  -------                   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $62,230                   $67,016
                                                                  =======                   =======

See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except per share amounts)
------------------------------------------------------------------------------

                                                           13 Weeks Ended                     26 Weeks Ended
                                                     ---------------------------         -------------------------
                                                      March 31,         April 1,         March 31,         April 1,
                                                        2001              2000             2001              2000
                                                      -------           --------         --------          -------
NET SALES                                             $28,417           $25,765          $59,231           $52,722

COST OF SALES                                           7,349             6,813           15,203            13,873
                                                      -------           -------          -------           -------
GROSS RESTAURANT PROFIT                                21,068            18,952           44,028            38,849

MANAGEMENT FEE INCOME                                      12               184              150               218
JOINT VENTURE LOSSES                                     (150)           (4,828)            (150)           (4,988)
                                                      -------           -------          -------           -------
                                                       20,930            14,308           44,028            34,079
                                                      -------           -------          -------           -------
OPERATING EXPENSES
  Payroll and payroll benefits                         10,658            10,310           21,864            20,295
  Occupancy                                             4,594             3,698            8,746             7,233
  Depreciation and amortization                         1,481             1,270            2,920             2,277
  Other                                                 3,607             4,125            7,254             7,328
                                                      -------           -------          -------           -------
                                                       20,340            19,403           40,784            37,133
                                                      -------           -------          -------           -------

INCOME (LOSS) FROM RESTAURANT OPERATIONS                  590            (5,095)           3,244            (3,054)

GENERAL AND ADMINISTRATIVE
 EXPENSES                                               1,670             2,053            3,302             3,686
                                                      -------           -------          -------           -------
OPERATING LOSS                                         (1,080)           (7,148)             (58)           (6,740)
                                                      -------           -------          -------           -------
OTHER EXPENSE (INCOME):
  Interest expense, net                                   624               515            1,333               608
  Other income                                            (91)              (29)            (141)             (155)
                                                      -------           -------          -------           -------
                                                          533               486            1,192               453
                                                      -------           -------          -------           -------
LOSS before benefit for
  income taxes                                         (1,613)           (7,634)          (1,250)           (7,193)

BENEFIT for income taxes                                 (613)           (2,658)            (475)           (2,498)
                                                      -------           -------          -------           -------

NET LOSS BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                           (1,000)           (4,976)            (775)           (4,695)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      -                 -                -               190
                                                      -------           -------          -------           -------
NET LOSS                                               (1,000)           (4,976)            (775)           (4,885)

RETAINED EARNINGS, Beginning
  of period                                            18,562            22,151           18,337            22,060
                                                      -------           -------          -------           -------
RETAINED EARNINGS, End of period                      $17,562           $17,175          $17,562           $17,175
                                                      =======           =======          =======           =======
PER SHARE INFORMATION - BASIC & DILUTED:

 LOSS BEFORE ACCOUNTING CHANGE                          ($.31)           ($1.56)           ($.24)           ($1.47)
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     -                 -                -            (  .06)
 NET LOSS                                               ($.31)           ($1.56)           ($.24)           ($1.53)
                                                        =====            ======            =====            ======
WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                 3,182             3,182            3,182             3,191
                                                       ======            ======           ======            ======
WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED               3,182             3,182            3,182             3,191
                                                       ======            ======           ======            ======



See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)
------------------------------------------------------------------------------


                                                                       26 Weeks Ended
                                                                     -------------------
                                                                     March 31,  April 1,
                                                                       2001       2000
                                                                     ---------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss before cumulative effect of
    accounting change                                              $   (775)   $ (4,695)
  Cumulative effect of accounting change                                  -        (190)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Write-off of joint venture advances                               150       4,988
      Write-off of accounts receivable                                    -         280
      Depreciation and amortization of fixed assets                   2,706       1,976
      Amortization of intangibles                                       214         301
      Deferred income taxes                                               -         111
  Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                      1,266        (365)
      Decrease (Increase) in inventories                                (46)       (405)
      Decrease (Increase) in prepaid expenses and other
       current assets                                                  (141)       (300)
      Decrease (Increase) in refundable and prepaid income taxes       (636)     (2,842)
      Decrease (Increase) in other assets                              (136)        (78)
      Increase (Decrease) in accounts payable - trade                  (739)       (539)
      Increase (Decrease) in accrued expenses and other
       current liabilities                                           (1,519)       (500)
      Increase (Decrease) in accrued income taxes                         -        (186)
                                                                   --------    --------
     Net cash provided by (used in) operating activities                344      (2,444)
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                          (1,400)    (11,287)
  Joint venture advances                                                  -      (3,297)
  Issuance of long term receivables                                     (49)          -
  Proceeds from sale leaseback                                        1,559
  Payments received on long-term receivables                          1,026          83
                                                                   --------    --------
     Net cash provided by (used in) investing activities              1,136     (14,501)
                                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                          3,300      18,450
  Principal payment on long-term debt                                (5,052)       (613)
  Principal payment on capital lease obligations                          -         (98)
  Purchase of treasury stock                                             (2)     (1,350)
  Exercise of stock options                                               -         328
                                                                   --------    --------
         Net cash provided by (used in) financing activities         (1,754)     16,717
                                                                   --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (274)       (228)

CASH AND CASH EQUIVALENTS, beginning of period                          697         334
                                                                   --------    --------
CASH AND CASH EQUIVALENTS, end of period                           $    423    $    106
                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                        $  1,417    $    836
                                                                   ========    ========
   Income taxes                                                    $    360    $    531
                                                                   ========    ========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
----------------------------------------------------------

1. Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001 and results of operations and changes in cash flows for the periods ended March 31, 2001 and April 1, 2000 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

4. Long-Term Debt

      In November 2000, the Company amended its credit agreement with its main bank, Bank Leumi USA. The new amendment allows the Company to borrow up to $28,500,000 for use in construction of and acquisition of new restaurants and for working capital purposes at the Company's existing restaurants. The Company is required to repay any borrowings which exceed $26,000,000 on June 30, 2001, $23,000,000 on September 30, 2001, and $22,000,000 on December 27, 2001. On
December 27, 2001, the revolving loans will be converted into term loans payable over 36 months. Outstanding loans bear interest at prime + 1/2%. The agreement also includes a five year $1,500,000 Letter of Credit Facility for use at the Company's restaurants in lieu of lease security deposits. At March 31, 2001 the Company had borrowings of $25,850,000 outstanding on this facility.

5. Equipment Refinancing

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

6. Joint Venture Losses

   The Company, through a wholly owned subsidiary, was a partner with a 50% interest in a partnership that was formed to develop and construct four restaurants at a large theatre development in Southfield, Michigan. In March 2000, the Company withdrew from the project and incurred charges, during the 13-week period ended April 1, 2000, of $4,828,000 ($3,198,000 after tax) from the write-off of advances for construction costs and working capital needs on the project. In the quarter ended March 31, 2001 the Company recorded a charge of $150,000 due to a partial write-off of a $1,000,000 note which the Company collected in March 2001. The note was issued in March 2000 when the Company withdrew from the Southfield project.

7. Restaurant Closing

   In January 2001 the Company closed its America restaurant in Tyson's Corner, McLean, Virginia. The Company had been unsuccessful in its efforts to sell this restaurant and had recorded an impairment charge of $810,769 in the fourth quarter of fiscal 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Certain of these risks and uncertainties are discussed under the heading "forward looking statements" in the Company's annual report on form 10-K for the fiscal year ended September 30, 2000.

Net Sales

      Net sales at restaurants owned by the Company increased 10.3% in the 13-week period ended March 31, 2001 from the comparable period ended April 1, 2000. Net sales for the quarter increased by $2,495,000 from sales at restaurants which the Company did not operate last year (V-Bar at the Venetian Casino Resort in Las Vegas, Nevada and Fat Anthony's and the Alakazam Food Court at Desert Passage, which adjoins the Aladdin Resort & Casino in Las Vegas) along with sales at a restaurant which operated for only a part of the comparable period last year (Tsunami at the Venetian Casino Resort). Net sales also increased by $157,000 from a 0.6% increase in same store sales.

      Net sales at restaurants owned by the Company increased 12.3% in the 26-week period ended March 31, 2001 from the comparable period last year. Net sales increased by $6,108,000 from sales at restaurants which the Company did not operate last year (V-Bar, Fat Anthony's and the Alakazam Food Court) along with sales at restaurants which operated for only a part of the comparable period last year (Tsunami and Lutece at the Venetian Casino Resort). Net sales also increased by $401,000 from a 0.8% increase in same store sales.

Costs and Expenses

   The Company's cost of sales consists of food and beverage costs at restaurants owned by the Company. For 13-week period ended March 31, 2001 cost of sales as a percentage of net sales was 25.9% as compared to 26.4% last year while cost of sales as a percentage of net sales for the 26-week period ended March 31, 2001 was 25.7% as compared to 26.3% last year.

      Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 71.6% for the 13-week period ended March 31, 2001 as compared to 75.3% last year and for the 26-week period ended March 31, 2001 were 68.9% as compared to 70.4% last year. Operating expenses in the 13-week period ended April 1, 2000 were impacted by pre-opening expenses and early operating losses of $760,000 at newly opened restaurants (Lutece and Tsunami in the Venetian Casino resort); expenses of $491,000 associated with the anticipated sale of two restaurants (America in McLean, Virginia and Arlo); and expenses of $389,000 associated with the conversion of a New York City restaurant which reopened in May 2000 (Jack Rose formerly operated as B.Smith's).

      General and administrative expenses, as a percentage of net sales, were 5.9% for the 13-week period ended March 31, 2001 as compared to 8.0% last year and were 5.6% during the 26-week period ended March 31, 2001 as compared to 7.0% last year. The decrease in general and administrative expenses, as a percentage of net sales in the 13-week period ended March 31, 2001, is principally due to the fact that general and administrative expenses have decreased while sales increased by 10.3%. In the prior year periods, the Company incurred substantial non-recurring travel and development costs in association with new openings in Las Vegas.

      The Company had a net loss of $1,000,000 for the 13-week period ended March 31, 2001 as compared to a net loss of $4,976,000 last year and had a net loss of $775,000 for the 26-week period ended March 31, 2001 as compared to a net loss of $4,885,000 last year. The results for the 13-week period ended April 1, 2000 include an after tax charge of $3,198,000 due to the withdrawal in March 2000 from the Company's operation of restaurants at a large theatre development in Southfield, Michigan; after tax pre-opening expenses and early operating losses of $486,000 at newly opened restaurants (Lutece and Tsunami in the Venetian Casino resort); after tax expenses of $314,000 associated with the anticipated sale of two restaurants (America in McLean, Virginia and Arlo); and after tax expenses of $249,000 associated with the conversion of a New York City restaurant which reopened in May 2000.

      Net sales of managed restaurants were $2,249,000 during the 26-week period ended March 31, 2001 as compared to $3,606,000 last year. In December 2000, three restaurants which the Company managed at one site in Boston, Massachusetts closed as the lease expired and was not renewed by the landlord. At March 31, 2001 the Company managed one restaurant. Net sales of managed restaurants are not included in consolidated net sales.

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

      In November 2000 the Company and its main bank, Bank Leumi USA amended its Revolving Credit Facility. The amended agreement allows the Company to borrow up to $28,500,000 for use in construction of and acquisition of new restaurants and for working capital at the Company's existing restaurants. The Company is required to repay any borrowings to the extent such borrowings exceed $26,000,000 on June 30, 2001, $23,000,000 on September 30, 2001 and $22,000,000
on December 27, 2001. At December 2001 the revolving loans will be converted into a term loan not payable over 36 months. Outstanding loans bear interest at prime plus 1/2%. At March 31, 2001 the Company had borrowings of $25,850,000 outstanding on the facility. The Company also has a $1,500,000 letter of credit facility for use in lieu of lease security deposits. At March 31, 2001 the Company had delivered $1,414,000 in irrevocable letters of credit on this facility.

      At March 31, 2001, the Company had a working capital deficit of $6,089,000 as compared to a working capital deficit of $4,921,000 at September 30, 2000. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

      The amount of indebtedness that may be incurred by the Company is limited by the Revolving Credit Facility. Certain provisions of the agreement may impair the Company's ability to borrow funds. The agreement contains certain financial covenants such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In November 2000 the Company received a waiver for covenants that the Company was not in compliance with at September 30, 2000 and certain covenants were also modified for future periods. At March 31, 2001 the Company was in compliance with all covenants.

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

Quantitative and Qualitative Disclosures about Market Risks

   The Company is exposed to market risk from changes in interest rates on our outstanding credit agreement with its main bank, Bank Leumi USA. The revolving credit line bears interest at prime plus 1/2%.

Restaurant Expansion

    In fiscal 2000, the Company opened two restaurants at the Venetian Casino Resort (Tsunami and Lutece) along with a restaurant (Fat Anthony's) and six food court outlets (Alakazam Food Court) at Desert Passage with adjoins the Aladdin Casino & Resort in Las Vegas, Nevada. The Venetian Casino Resort operations became cash flow positive in the fourth quarter of fiscal 2000 and have been profitable in fiscal 2001. The Desert Passage operations are not yet profitable.

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

Restaurant Closing

      In January 2001 the Company closed its restaurant in Tyson's Corner, McLean, Virginia (America). The Company had been unsuccessful in its efforts to sell this restaurant and had recorded an impairment charge of $810,769 in the fourth quarter of fiscal 2000.

Part ll - Other Information

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held its annual meeting of stockholders on March 16, 2000. The following matters were submitted to a vote of the Company's stockholders:

      (i) The election of nine directors;


     (ii) An amendment to the Company's 1996 Stock Option Plan to increase the maximum number of shares of the Company's Common Stock available for issuance under the Plan from 470,000 to 650,000.

    (iii) The ratification of the appointment of Deloitte & Touche LLP as independ auditors for the 2001 fiscal year.

   The Company's stockholders re-elected the entire Board of Directors consisting of Ernest Bogen, Michael Weinstein, Vincent Pascal, Robert Towers, Andrew Kuruc, Paul Gordon, Donald D.Shack, Jay Galin and Bruce Lewin. Each director received at least 95% of the votes cast at the meeting.

   The Company's stockholders approved an amendment to the Company's 1996 Stock Option Plan to increase the maximum number of shares of the Company's Common Stock available for issuance under the Plan from 470,000 to 650,000 by a vote of 2,329,227 for, 202,746 against and no abstentions.

   The Company's stockholders ratified the Board of Director's appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2001 fiscal year by a vote of 2,527,563 for, 3,710 against and 700 abstentions.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits - None
     (b)      Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       May 10, 2001

            ARK RESTAURANTS CORP.

   By /s/   Michael Weinstein
      -----------------------
            Michael Weinstein, President


   By /s/   Andrew Kuruc
      ------------------
            Andrew Kuruc,
            Vice President, Controller and
            Principal Accounting Officer