Form 10-Q
period 2001-06-30
ARK RESTAURANTS CORP
filed 2001-08-13
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     (Mark one)

   / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001


   /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to ______

                         Commission file number 0-14030


                              ARK RESTAURANTS CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                                13-3156768
---------------------------------------                        -----------------------
  (State or other jurisdiction of                                 (I.R.S. Employer
   incorporation or organization)                                 Identification No.)


  85 Fifth Avenue, New York, New York                                   10003
----------------------------------------                       -------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including
area code                                                         (212) 206-8800
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


                          Yes   X    No
                              -----     ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                      Outstanding shares at August 10, 2001
----------------------------         -------------------------------------
(Common stock, $.01 par value)                    3,181,299

ARK RESTAURANTS CORP. AND SUBSIDIARIES
---------------------------------------------------------------------------

INDEX
---------------------------------------------------------------------------


                                                                                                             Page
                                                                                                             ----
PART I - FINANCIAL INFORMATION:
  Item 1.  Consolidated Financial Statements:

    Consolidated Condensed Balance Sheets - June 30, 2001
     (Unaudited) and September 30, 2000                                                                       3

    Consolidated Condensed Statements of Operations and Retained Earnings -
     13-week periods ended June 30, 2001 (Unaudited) and July 1, 2000
     (Unaudited) and 39-week periods ended June 30, 2001 (Unaudited) and July 1,
     2000 (Unaudited)                                                                                         4

    Consolidated Condensed Statements of Cash Flows - 39-week periods ended
     June 30, 2001 (Unaudited) and July 1, 2000 (Unaudited)                                                   5

    Notes to Consolidated Condensed Financial
     Statements (Unaudited)                                                                                 6-7


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                              8-11


PART II - OTHER INFORMATION:


  Item 6. Exhibits and Reports on Form 8-K                                                                    12


Part I - Financial Information
Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                            June 30,    September 30,
                                                              2001          2000
                                                              ----          ----

ASSETS

  CURRENT ASSETS:
  Cash and cash equivalents                                 $   108      $   697
  Accounts receivable                                         4,092        4,045
  Inventories                                                 2,251        2,133
  Current portion of long-term receivables                      214        1,427
  Prepaid expenses and other current assets                     873          347
  Refundable and prepaid income taxes                           875        1,308
  Deferred income taxes                                       1,694        1,694
                                                            -------      -------
        Total current assets                                 10,107       11,651

LONG-TERM RECEIVABLES                                         1,139        1,130

FIXED ASSETS - At Cost:
  Leasehold improvements                                     39,123       38,099
  Furniture, fixtures and equipment                          30,983       31,157
  Leasehold improvements in progress                            311          267
                                                            -------      -------
                                                             70,417       69,523
  Less accumulated depreciation and
   amortization                                              26,400       22,325
                                                            -------      -------
                                                             44,017       47,198
INTANGIBLE ASSETS - Less accumulated
  amortization of $3,492 and $3,194                           4,272        4,570
DEFERRED INCOME TAXES                                         1,533        1,533
OTHER ASSETS                                                  1,122          934
                                                            -------      -------

TOTAL ASSETS                                                $62,190      $67,016
                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                  $ 4,306      $ 5,293
  Accrued expenses and other current
   liabilities                                                3,670        6,206
Current maturities of long-term debt                          7,704        5,073
                                                            -------      -------

        Total current liabilities                            15,680       16,572

LONG-TERM DEBT - net of current maturities                   19,332       24,447

OPERATING LEASE DEFERRED CREDIT                               1,213        1,213

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000 shares;
   issued, 5,249 shares                                          52           52
  Additional paid-in capital                                 14,743       14,743
  Retained earnings                                          19,520       18,337
                                                            -------      -------
                                                             34,315       33,132
  Less treasury stock, 2,068 shares                           8,350        8,348
                                                            -------      -------

        Total shareholders' equity                           24,965       24,784
                                                            -------      -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $62,190      $67,016
                                                            =======      =======






See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except per share amounts)
--------------------------------------------------------------------------------


                                              13 Weeks Ended            39 Weeks Ended
                                           --------------------    ---------------------

                                             June 30,    July 1,     June 30,    July 1,
                                              2001        2000        2001         2000
                                            --------    --------    --------    --------

NET SALES                                   $ 36,805    $ 33,810    $ 96,037    $ 86,532

COST OF SALES                                  9,247       8,592      24,450      22,465
                                            --------    --------    --------    --------

GROSS RESTAURANT PROFIT                       27,558      25,218      71,587      64,067
MANAGEMENT FEE INCOME                            105         152         255         370
JOINT VENTURE LOSSES                               -           -        (150)     (4,988)
                                            --------    --------    --------    --------

                                              27,663      25,370      71,692      59,449
                                            --------    --------    --------    --------

OPERATING EXPENSES
  Payroll and payroll benefits                11,913      11,051      33,777      31,346
  Occupancy                                    4,772       3,709      13,518      10,942
  Depreciation and amortization                1,476       1,240       4,396       3,517
  Other                                        4,079       4,241      11,333      11,569
                                            --------    --------    --------    --------
                                              22,240      20,241      63,024      57,374
                                            --------    --------    --------    --------

INCOME FROM RESTAURANT OPERATIONS              5,423       5,129       8,668       2,075

GENERAL AND ADMINISTRATIVE
 EXPENSES                                      1,831       1,848       5,133       5,534
                                            --------    --------    --------    --------

OPERATING INCOME (LOSS)                        3,592       3,281       3,535      (3,459)
                                            --------    --------    --------    --------

OTHER EXPENSE (INCOME):
  Interest expense, net                          525         622       1,858       1,230
  Other income                                   (91)       (132)       (231)       (287)
                                            --------    --------    --------    --------
                                                 434         490       1,627         943
                                            --------    --------    --------    --------

INCOME (LOSS) before provision
  (benefit) for income taxes                   3,158       2,791       1,908      (4,402)

PROVISION (BENEFIT) for income taxes           1,200       1,018         725      (1,480)
                                            --------    --------    --------    --------

NET INCOME (LOSS) BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE                   1,958       1,773       1,183      (2,922)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE             -           -           -        (190)
                                            --------    --------    --------    --------

NET INCOME (LOSS)                              1,958       1,773       1,183      (3,112)

RETAINED EARNINGS, Beginning
  of period                                   17,562      17,175      18,337      22,060
                                            --------    --------    --------    --------

RETAINED EARNINGS, End of period            $ 19,520    $ 18,948    $ 19,520    $ 18,948
                                            ========    ========    ========    ========



PER SHARE INFORMATION - BASIC & DILUTED:

 INCOME (LOSS) BEFORE ACCOUNTING CHANGE        $ .62       $ .56       $ .37       ($.92)
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE            -           -           -        (.06)
                                               -----       -----       -----       -----
 NET INCOME (LOSS)                             $ .62       $ .56       $ .37       ($.98)
                                               =====       =====       =====       =====

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC        3,182       3,182       3,182       3,189
                                               =====       =====       =====       =====

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED      3,183       3,182       3,182       3,189
                                               =====       =====       =====       =====



See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                      39 Weeks Ended
                                                             ---------------------------------
                                                                    June 30,      July 1,
                                                                     2001          2000
                                                                   ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before cumulative effect
    of accounting change                                           $  1,183    ($ 2,922)
      Cumulative effect of accounting change                              -        (190)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Write-off of joint venture advances                               150       4,988
      Write-off of accounts receivable                                    -         280
      Depreciation and amortization of fixed assets                   4,075       3,104
      Amortization of intangibles                                       321         413
      Deferred income taxes                                               -         111
  Changes in assets and liabilities:
      Decrease (Increase) in accounts receivable                        (47)       (322)
      Decrease (Increase) in inventories                               (118)       (211)
      Decrease (Increase) in prepaid expenses and other
       current assets                                                  (526)        (58)
      Decrease (Increase) in refundable and prepaid income taxes        433      (2,003)
      Decrease (Increase) in other assets                              (210)       (364)
      Increase (Decrease) in accounts payable - trade                  (987)       (395)
      Increase (Decrease) in accrued expenses and other
       current liabilities                                           (2,536)       (697)
      Increase (Decrease) in accrued income taxes                         -        (186)
                                                                   --------    --------

     Net cash provided by operating activities                        1,738       1,548
                                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                          (2,453)    (14,922)
  Joint venture advances                                                  -      (3,297)
  Issuance of long term receivables                                     (74)        (66)
  Proceeds from sale leaseback                                        1,559           -
  Payments received on long-term receivables                          1,127         211
                                                                   --------    --------
      Net cash provided by (used in) investing activities               159     (18,074)
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of long-term debt                                          4,100      20,720
  Principal payment on long-term debt                                (6,584)     (2,936)
  Principal payment on capital lease obligations                          -        (149)
  Purchase of treasury stock                                             (2)     (1,350)
  Exercise of stock options                                               -         328
                                                                   --------    --------

      Net cash provided by (used in) financing activities            (2,486)     16,613
                                                                   --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (589)         87

CASH AND CASH EQUIVALENTS, beginning of period                          697         334
                                                                   --------    --------

CASH AND CASH EQUIVALENTS, end of period                           $    108    $    421
                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                        $  1,969    $  1,525
                                                                   ========    ========

   Income taxes                                                    $    492    $    701
                                                                   ========    ========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
----------------------------------------------------------

1. Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001 and results of operations and changes in cash flows for the periods ended June 30, 2001 and July 1, 2000 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.


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


3. Impact of New Accounting Standards

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

   SFAS No. 141, "Business Combinations", requires that all business combinations initiated after June 30, 2001 be accounted for using one method, the purchase method. Use of the pooling of interests method is now prohibited.

   SFAS No. 142, "Goodwill and Other Intangible Assets", applies to goodwill and certain intangibles acquired after June 30, 2001 as well as to existing goodwill and certain intangibles. The statement specifies that such assets will no longer be amortized but instead will be subject to periodic impairment testing. The statement will be effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

4. Long-Term Debt

      In November 2000, the Company amended its credit agreement with its main bank, Bank Leumi USA. The new amendment allows the Company to borrow up to $28,500,000 for use in construction of and acquisition of new restaurants and for working capital purposes at the Company's existing restaurants. The Company is required to repay any borrowings that exceed $23,000,000 on September 30, 2001, and $22,000,000 on December 27, 2001. On December 27, 2001, the revolving loans will be converted into term loans payable over 36 months. Outstanding loans bear interest at prime + 1/2%. The agreement also includes a five year $1,500,000 Letter of Credit Facility for use at the Company's restaurants in lieu of lease security deposits. At June 30, 2001 the Company had borrowings of $25,350,000 outstanding on this facility. At June 30, 2001 the Company was in compliance with all covenants except for two covenants relating to minimum net worth and employee accounts receivable. The Company received a waiver from the bank.


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


Net Sales

      Net sales at restaurants owned by the Company increased 8.9% in the 13-week period ended June 30, 2001 from the comparable period ended July 1, 2000. Net sales for the quarter increased by $2,345,000 from sales at restaurants which the Company did not operate last year (V-Bar at the Venetian Casino Resort in Las Vegas, Nevada and Fat Anthony's and the Alakazam Food Court at Desert Passage, which adjoins the Aladdin Resort & Casino in Las Vegas) along with sales at a restaurant which operated for only a part of the comparable period last year (Jack Rose in New York City). Net sales also increased by $1,022,000 from a 3.1% increase in same store sales.

      Net sales at restaurants owned by the Company increased 11.0% in the 39-week period ended June 30, 2001 from the comparable period last year. Net sales increased by $8,658,000 from sales at restaurants which the Company did not operate last year (V-Bar, Fat Anthony's and the Alakazam Food Court) along with sales at restaurants which operated for only a part of the comparable period last year (Tsunami and Lutece at the Venetian Casino Resort and Jack Rose in New York City). Net sales also increased by $1,422,000 from a 1.7% increase in same store sales.


Costs and Expenses

   The Company's cost of sales consists of food and beverage costs at restaurants owned by the Company. For the 13-week period ended June 30, 2001, cost of sales as a percentage of net sales was 25.1% as compared to 25.4% last year while cost of sales as a percentage of net sales for the 39-week period ended June 30, 2001 was 25.5% as compared to 26.0% last year.

      Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 60.4% for the 13-week period ended June 30, 2001 as compared to 59.9% last year and for the 39-week period ended June 30, 2001 were 65.6% as compared to 66.3% last year.

      General and administrative expenses, as a percentage of net sales, were 5.0% for the 13-week period ended June 30, 2001 as compared to 5.5% last year and were 5.3% during the 39-week period ended June 30, 2001 as compared to 6.4% last year. The decrease in general and administrative expenses, as a percentage of net sales in the 13-week period ended June 30, 2001, is principally due to the fact that general and administrative expenses remained relatively unchanged while sales increased by 8.9%.

      The Company had net income of $1,958,000 for the 13-week period ended June 30, 2001 as compared to net income of $1,773,000 last year and had net income of $1,183,000 for the 39-week period ended June 30, 2001 as compared to a net loss of $3,112,000 last year. The results for the 39-week period ended July 1, 2000 include an after tax charge of $3,198,000 due to the withdrawal in March 2000 from the Company's operation of restaurants at a large theatre development in Southfield, Michigan; after tax pre-opening expenses and early operating losses of $486,000 at newly opened restaurants (Lutece and Tsunami in the Venetian Casino resort); after tax expenses of $314,000 associated with the anticipated sale of two restaurants which the Company no longer operates (America in McLean, Virginia and Arlo); and after tax expenses of $249,000 associated with the conversion of a New York City restaurant (Jack Rose) which reopened in May 2000.

      Net sales of managed restaurants were $3,213,000 during the 39-week period ended June 30, 2001 as compared to $6,254,000 last year. In December 2000, three restaurants which the Company managed at one site in Boston, Massachusetts closed as the lease expired and was not renewed by the landlord. At June 30, 2001 the Company managed one restaurant. Net sales of managed restaurants are not included in consolidated net sales.


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

      The Internal Revenue Service is currently examining the Company's Federal Income Tax returns for the fiscal years ended September 30, 1995 through October 3, 1998. The Company does not expect the results from such examination to have a material effect on the Company's financial condition.


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

      In November 2000 the Company and its main bank, Bank Leumi USA amended its Revolving Credit Facility. The amended agreement allows the Company to borrow up to $28,500,000 for use in construction of and acquisition of new restaurants and for working capital at the Company's existing restaurants. The Company is required to repay any borrowings to the extent such borrowings exceed $23,000,000 on September 30, 2001 and $22,000,000 on December 27, 2001. At
December 2001 the revolving loans will be converted into a term loan payable over 36 months. Outstanding loans bear interest at prime plus 1/2%. At June 30, 2001 the Company had borrowings of $25,350,000 outstanding on the facility. The Company also has a $1,500,000 letter of credit facility for use in lieu of lease security deposits. At June 30, 2001 the Company had delivered $889,000 in irrevocable letters of credit on this facility.

      At June 30, 2001, the Company had a working capital deficit of $5,573,000 as compared to a working capital deficit of $4,921,000 at September 30, 2000. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

      The amount of indebtedness that may be incurred by the Company is limited by the Revolving Credit Facility. Certain provisions of the agreement may impair the Company's ability to borrow funds. The agreement contains certain financial covenants such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In November 2000 the Company received a waiver for covenants that the Company was not in compliance with at September 30, 2000 and certain covenants were also modified for future periods. At June 30, 2001 the Company was in compliance with all covenants except for two covenants relating to minimum net worth and employee accounts receivable. The Company received a waiver from the bank.

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

    In November 2000, the Company opened a bar in the Venetian Casino Resort (V-Bar) and is scheduled to open another bar at such casino in fiscal 2001. As the Company is not currently committed to any other projects, a substantial portion of the Company's current year's cash flow is now scheduled to be applied to debt reduction. Any significant new projects would require additional external financing.


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

Date:     August 10, 2001

          ARK RESTAURANTS CORP.

   By /s/ Michael Weinstein
          -----------------
          Michael Weinstein, President

   By /s/ Andrew Kuruc
          ------------
          Andrew Kuruc,
          Vice President, Controller and
          Principal Accounting Officer