Form 10-K
period 2001-09-29
ARK RESTAURANTS CORP
filed 2001-12-28
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 29, 2001



                         Commission file number 0-14030
                                                -------

                              ARK RESTAURANTS CORP.
    -------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            New York                                   13-3156768
----------------------------------       -------------------------------------
 (State or Other Jurisdiction of          (IRS Employer Identification Number)
 Incorporation or Organization)

             85 Fifth Avenue, New York, NY                    10003
     --------------------------------------------------------------------
        (Address of Principal Executive Offices)            (Zip Code)

               Registrant's telephone number, including area code:

                                 (212) 206-8800
                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
         Title of Each Class                          on Which Registered
--------------------------------------          --------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         The aggregate market value at December 20, 2001 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $12,266,100. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At December 20, 2001, there were outstanding 3,181,699 shares of the Registrant's Common Stock, $.01 par value.

Document Incorporated by Reference: Certain portions of the Registrant's definitive proxy statement to be filed not later than January 28, 2002 pursuant to Regulation 14A are incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K.

                                     PART I


Item 1.   Business

General

     Ark Restaurants Corp. (the "Registrant" or the "Company") is a holding company formed in 1983. Through its subsidiaries, it owns and operates 26 restaurants and bars, 19 fast food concepts, catering operations, and wholesale and retail bakeries. Initially its facilities were located only in New York City. At this time, twelve of the restaurants are located in New York City, four are located in Washington, D.C., nine are located in Las Vegas, Nevada, and one is located in Islamorada, Florida. The Company's Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort, and operation of the Resort's room service, banquet facilities, employee dining room and nine food court operations. The Company also owns and operates four restaurants and four food court facilities at the Venetian Casino Resort and one restaurant and six food court facilities at the Aladdin Resort and Casino and one restaurant within the Forum Shops at Caesar's Shopping Center.

     In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by the Company has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant's location. Most of the restaurants opened in recent years are of the latter description. The Company opened the restaurant operations at the New York-New York Hotel & Casino in Las Vegas, Nevada in fiscal 1997. In fiscal 1998, the Company acquired one such destination restaurant, the Stage Deli located at the Forum Shops in Las Vegas, Nevada, and opened another destination restaurant, Red located at the South Street Seaport in New York. In fiscal 1999, the Company opened Thunder Grill in Union Station, Washington, D.C. During fiscal 2000, the Company opened two restaurants and four food court facilities at the Venetian Casino Resort as well as one restaurant and a 15,000 square foot food court containing multiple outlets at the Aladdin Resort & Casino, in Las Vegas, Nevada. The Company will shortly begin construction of a restaurant and bar at the Neonopolis Center to be known as The Saloon at Fremont Street in Las Vegas, Nevada, which is scheduled to open in the third quarter of fiscal 2002. The Company has sold a number of its smaller, neighborhood restaurants.

     The names and themes of each of the Company's restaurants are different except for the Company's three America restaurants, two Sequoia restaurants, two Gonzalez y Gonzalez restaurants and two Lutece restaurants. The menus in the Company's restaurants are extensive, offering a wide variety of high quality foods at generally moderate prices. Of the Company's restaurants, the two Lutece restaurants may be classified as expensive. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas utilized by diners awaiting tables. A majority of the net sales of the Company is derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

     While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

     The following table sets forth certain information with respect to the Company's facilities currently in operation and the one facility intended to be opened in fiscal 2002.

                                                                                        Seating
                                                                  Restaurant Size     Capacity(2)          Lease
Name                          Location           Year Opened(1)    (Square Feet)    Indoor-(Outdoor)   Expiration(3)
----                          --------           --------------    -------------    ----------------   -------------
Metropolitan Cafe     First Avenue                    1982             4,000               180(50)          2006
                      (between 52nd and 53rd
                      Streets)
                      New York, New York

Ernie's               Broadway                        1983             6,600               300              2008
                      (between 75th and 76th
                      Streets)
                      New York, New York

America               18th Street                     1984             9,600               350              2004
                      (between 5th Avenue and
                      Broadway)
                      New York, New York

Jack Rose             Eighth Avenue                   1986             8,000               400              2011
                      (at 47th Street)
                      New York, New York

El Rio Grande (4)(5)  Third Avenue                    1987             4,000               160              2014
                      (between 38th and 39th
                      Streets)
                      New York, New York

Gonzalez y Gonzalez   Broadway                        1989             6,000               250           month-to-
                      (between Houston and                                                                 month
                      Bleecker Streets)
                      New York, New York

America               Union Station                   1989            10,000               400              2009
                      Washington, D.C.

Center Cafe           Union Station                   1989             4,000               200              2009
                      Washington, D.C.

Sequoia               Washington Harbour              1990            26,000               600(400)         2010
                      Washington, D.C.

Sequoia               South Street Seaport            1991            12,000               300(100)         2006
                      New York, New York

Canyon Road           First Avenue                    1984             2,500               130              2009
                      (between 76th and 77th
                      Streets)
                      New York, New York

Lutece                East 50th Street                1994             2,500                92              2019
                      (between 2nd and 3rd
                      Avenues)
                      New York, New York

                                                                                        Seating
                                                                  Restaurant Size     Capacity(2)          Lease
Name                          Location           Year Opened(1)    (Square Feet)    Indoor-(Outdoor)   Expiration(3)
----                          --------           --------------    -------------    ----------------   -------------
Lorelei Restaurant    Islamorada, Florida             1994            10,000               400              2029
and Cabana Bar

Columbus Bakery       Columbus Avenue                 1988             3,000                75              2007
                      (between 82nd and 83rd
                      Streets)
                      New York, New York

Bryant Park Grill &   Bryant Park                     1995            25,000               180(820)         2025
Cafe                  New York, New York

Columbus Bakery       First Avenue                    1995              2000                75              2006
                      (between 52nd and 53rd
                      Streets)
                      New York, New York

America               New York-New York Hotel         1997            20,000               450              2017(6)
                      and Casino
                      Las Vegas, Nevada

Gallagher's           New York-New York               1997             5,000               160              2017(6)
Steakhouse            Hotel & Casino
                      Las Vegas, Nevada

Gonzalez y Gonzalez   New York-New York               1997             2,000               120              2017(6)
                      Hotel & Casino
                      Las Vegas, Nevada

Village Eateries(7)   New York-New York               1997             6,300               400(8)           2017(6)
                      Hotel & Casino
                      Las Vegas, Nevada

The Grill Room(9)     World Financial Center          1997            10,000               250              2012
                      New York, New York

The Stage Deli        Forum Shops                     1997             5,000               200              2008
                      Las Vegas, Nevada

Red                   South Street Seaport            1998             7,000               150(150)         2013
                      New York, New York

Thunder Grill         Union Station                   1999            10,000               500              2019
                      Washington, D.C.

                                                                                        Seating
                                                                  Restaurant Size     Capacity(2)          Lease
Name                          Location           Year Opened(1)    (Square Feet)    Indoor-(Outdoor)   Expiration(3)
----                          --------           --------------    -------------    ----------------   -------------
Venetian Food Court   Venetian Casino Resort          1999             5,000               300(8)           2014
                      Las Vegas, Nevada

Tsunami Grill         Venetian Casino Resort          1999            13,000               300              2019
                      Las Vegas, Nevada

Lutece                Venetian Casino Resort          1999             6,400                90(90)          2019
                      Las Vegas, Nevada

Aladdin Food Court    Aladdin Resort & Casino         2000            15,000               400(8)           2020
                      Las Vegas, Nevada

Fat Anthony's         Aladdin Resort & Casino         2000            10,000               300              2020
                      Las Vegas, Nevada

Venus                 Venetian Casino Resort          2001             9,700               250              2019
                      Las Vegas, Nevada

V-Bar                 Venetian Casino Resort          2000             3,000               100              2015
                      Las Vegas, Nevada

The Saloon            Neonopolis Center                (10)            6,000               200              2014(10)
                      at Fremont Street
                      Las Vegas, Nevada

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

(4) Restaurant owned by a third party and managed by the Company. Management fees earned by the Company are based on a percentage of cash flow of the restaurant.

(5)  The Company owns a 19% interest in the partnership that owns El Rio Grande.

(6) Includes two five-year renewal options exercisable by the Company if certain sales goals are achieved during the two year period prior to the exercise of the renewal option. Under the America lease, the sales goal is $6.0 million. Under the Gallagher's Steakhouse lease the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level substantially in excess of the minimum sales level required to exercise the renewal option for each such restaurant.

(7) The Company operates nine small food court restaurants in the Villages Eateries food court at the New York-New York Hotel & Casino. The Company also operates that hotel's room service, banquet facilities and employee cafeteria.

(8)  Represents common area seating.

(9) Restaurant experienced some damage in the attack on the World Trade Center on September 11, 2001, and will likely not reopen until late fiscal 2002 due to the substantial damage sustained by the World Financial Center, where the restaurant is located.

(10) This restaurant is scheduled to open in the third quarter of fiscal 2002. The lease is for a term of 12 years.

Restaurant Expansion

     In fiscal 2001, the Company opened V-Bar, a bar and Venus, a lounge and tiki bar, both at the Venetian Casino Resort in Las Vegas, Nevada. The Company is about to commence construction of a restaurant and bar to be known as The Saloon and scheduled to open in the third quarter of fiscal 2002 at the new Neonopolis Center at Fremont Street in Las Vegas, Nevada.

     The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. The Company incurred pre-opening expenses and early operating losses of approximately $100,000 in fiscal 2001, $2,393,000 in fiscal 2000, and $400,000 in fiscal 1999.

     The Company's restaurants generally do not achieve substantial increases from year to year in net sales or profits, which the Company considers to be typical of the restaurant industry. The Company will have to continue to open new and successful restaurants or expand or change existing restaurants to achieve significant increases in net sales or to replace net sales of restaurants which lose customer favor or which close because of lease expirations or other reasons. There can be no assurance that a restaurant will be successful after it is opened, particularly since in many instances the Company does not operate its new restaurants under a trade name currently used by the Company, thereby requiring new restaurants to establish their own identity.

     The Saloon at Fremont Street in Las Vegas is the only new restaurant currently planned by the Company. The Company may take advantage of opportunities, considered to be favorable, when they occur, depending upon the availability of financing and other factors.

Recent Restaurant Dispositions and Charges

     The management agreement for the three restaurants operated by the Company in Boston (Marketplace Cafe, Brewskeller Pub and Marketplace Grill) expired on December 31, 2000 and was not renewed.

     In January 2001, the Company closed its America restaurant in Tyson's Corner, McLean, Virginia. The Company's efforts to sell this restaurant had been unsuccessful. The Company continuously assessed the carrying value of this restaurant in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets To Be Disposed Of, and determined that the restaurant's value was impaired based upon the future undiscounted anticipated cash flows. The Company assessed the discounted cash flow value of the property and it recorded an impairment charge of $810,769 in the fourth quarter of fiscal 2000.

     The Company was a partner with a 50% interest in a partnership that was formed to develop and construct four restaurants at a large theatre development in Southfield, Michigan. In March 2000, the Company withdrew from the project and incurred charges, during fiscal 2000, of $4,988,000 from the write-off of advances for construction costs and working capital needs on the project. In fiscal 2001, the Company recorded a charge of $150,000 due to a partial write-off of a note which the Company collected in March 2001. The note was issued in March 2000 when the Company withdrew from the Southfield, Michigan project.

     The Company believes that its restaurant and food court operations at the Aladdin in Las Vegas, Nevada were significantly impaired by the events of September 11th. The restaurant and food court operations experienced severe sales declines in the aftermath of September 11th and the Aladdin itself declared bankruptcy on September 28, 2001. The Company continues to operate the business pending the resolution of the Aladdin bankruptcy proceeding, but an impairment charge of $10,045,000 was recorded in fiscal 2001.

Restaurant Management

     Each restaurant is managed by its own manager and has its own chef. Food products and other supplies are purchased primarily from various unaffiliated suppliers, in most cases by the Company's headquarters' personnel. The Company's Columbus Bakery supplies bakery products to most of the Company's New York City restaurants. Each of the Company's restaurants has two or more assistant managers and sous chefs (assistant chefs). The executive chef department at Company headquarters designs menus and supervises the kitchens. Financial and management control is maintained at the corporate level through the use of an automated data processing system that includes centralized accounting and reporting. The Company has developed its own proprietary software which processes information input daily at the Company's restaurants.

Employees

     At December 8, 2001, the Company employed 2,070 persons (including employees at managed facilities), 1,490 of whom were full-time employees, 580 of whom were part-time employees, 29 of whom were headquarters personnel, 189 of whom were restaurant management personnel, 636 of whom were kitchen personnel and 1,216 of whom were restaurant service personnel. A number of the Company's restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect the labor costs of the Company and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. With the exception of some of the employees at Lutece in New York, the Company's employees are not covered by a collective bargaining agreement.

     The 2,070 total number of persons employed by the Company compares with 2,595 total number of persons employed by the Company prior to the September 11, 2001 attacks on the World Trade Center and the Pentagon. See "Events of September 11, 2001" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Government Regulation

     The Company is subject to various Federal, state and local laws and regulations affecting its business, including a variety of regulatory provisions relating to the wholesomeness of food, sanitation, health, safety and licensing in the sale of alcoholic beverages. A number of the Company's restaurants have open or enclosed outdoor cafes which require the approval of, or licensing by, a number of governmental agencies. The suspension by any regulatory agency of the food service or the liquor license of any of the Company's restaurants would have a material adverse effect upon the affected restaurant and, depending upon the restaurant affected, could adversely affect the Company as a whole.

     The New York State Liquor Authority must approve any transaction in which a shareholder of the Company increases his holdings to 10% or more of the outstanding capital stock of the Company and any transaction involving 10% or more of the outstanding capital stock of the Company.

Seasonal Nature Of Business

     The Company's business is highly seasonal. The second quarter of the Company's fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter. The Company achieves its best results during the warm weather, attributable to the Company's extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (the Company's largest restaurants) and the Company's outdoor cafes. The Company's facilities in Las Vegas operate on a more consistent basis through the year.

Events of September 11, 2001

     The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C. on September 11, 2001 have had a material adverse effect on the Company's revenues. As a result of the attacks, one Company restaurant, The Grill Room, experienced some damage. The Grill Room, located at 2 World Financial Center which is adjacent to the World Trade Center and which was substantially damaged, has been closed since September 11 , 2001 and will likely not reopen until late in fiscal 2002. Several other Company restaurants in New York City were closed from several days to a month as a result of their proximity to the World Trade Center, resulting in revenue losses.

     The Company's restaurants in travel destinations, consisting of all of its restaurants in Washington and Las Vegas and certain restaurants in New York, are intended to benefit from high tourist traffic. The decline in travel resulting from the attacks has had a material adverse effect on revenues from those restaurants. Recovery of those restaurants depends upon restoration of public confidence in the air transportation system and the public's willingness and inclination to resume vacation and convention travel.

     By early October after the attacks, the Company had taken major steps to adapt costs to the Company's then current prospects. The Company believes that this effort will allow for positive cash flow and earnings in the 2002 fiscal year and continued debt reduction.

     See also "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Forward Looking Statements

     This report contains forward-looking statements that involve risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as throughout this report generally. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including without limitation the effects of the events of September 11, 2001 and those additional factors set forth below.

     The restaurant business is intensely competitive and involves an extremely high degree of risk. The Company believes that a large number of new restaurants open each year and that a significant number of them do not succeed. Even successful restaurants rapidly can lose popularity due to changes in consumer tastes, turnover in personnel, the opening of competitive restaurants, unfavorable reviews and other factors. There can be no assurance that the Company's existing restaurants will retain such patronage as they currently enjoy or that new restaurants opened by the Company will be successful.

There is active competition for competent chefs and management personnel and intense competition among major restaurateurs and food service companies for the larger, unique sites suitable for restaurants.

     The Company's restaurants generally do not achieve substantial increases from year to year in net sales or profits. The Company will have to continue to open new and successful restaurants or expand or change existing restaurants to achieve significant increases in net sales or to replace net sales of restaurants which experience declining popularity or which close because of lease expirations or other reasons. The acquisition or construction of new restaurants requires significant capital resources. New large scale projects that have been the focus of the Company's efforts in recent years would likely require additional financing. If the Company were to identify a favorable restaurant opportunity, there is no assurance that the required financing would be available.

Item 2.   Properties

     The Company's restaurant facilities and the Company's executive offices are occupied under leases. Most of the Company's restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the Company's sales at such facility. These leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

                      Years Lease              Number of
                     Terms Expire              Facilities
                     ------------              ----------
                       2002-2005                   1
                       2006-2010                  10
                       2011-2015                   7
                       2016-2020                  11
                       2021-2025                   1
                       2026-2030                   1

     The Company's executive, administrative and clerical offices, located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York, are occupied under a lease which expires in October 2008, including a five-year renewal option. The Company maintains an office in Washington, D.C. for its catering operations under a short-term lease, which expires in May 2010, including a five year renewal option.

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

     A lawsuit was commenced against the Company in October 1997 in the District Court for the Southern District of New York by 44 present and former employees alleging various violations of Federal wage and hour laws. The complaint sought an injunction against further violations of the labor laws and payment of unpaid minimum wages, overtime and other allegedly required amounts, liquidated damages, penalties and attorney's fees. The lawsuit was settled for approximately $1,245,000 in May 2001. Based upon settlement discussions in the fourth quarter of fiscal 2000, the Company recorded a charge of $1,300,000 at that time.

     Several unfair labor practice charges were filed against the Company in 1997 with the National Labor Relations Board (NLRB) with respect to the Company's Las Vegas subsidiary. The charges were heard in October 1997. At issue was whether the Company unlawfully terminated nine employees and disciplined six other employees allegedly in retaliation for their union activities. An Administrative Law Judge (ALJ) found that six employees were terminated unlawfully and three were discharged for valid reasons and four employees were disciplined lawfully and two employees unlawfully. On appeal, the NLRB found that the Company lawfully disciplined five employees, and unlawfully disciplined one employee. The Company is appealing the adverse rulings of the NLRB to the D.C. Circuit Court of Appeals. The Company does not believe that an adverse outcome in this proceeding will have a material adverse effect upon the Company's financial condition or operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Company

     The following table sets forth the names and ages of executive officers of the Company and all offices held by each person:

     Name                       Age        Positions and Offices
     ----                       ---        ---------------------
     Michael Weinstein          58         President and Chief Executive Officer
     Vincent Pascal             58         Senior Vice President and Secretary
     Robert Towers              54         Executive Vice President, Chief
                                           Operating Officer and Treasurer
     Andrew Kuruc               43         Senior Vice President, Chief Financial
                                           Officer and Controller
     Paul Gordon                50         Senior Vice President

     Each executive officer of the Company serves at the pleasure of the Board of Directors and until his successor is duly elected and qualifies.

     Michael Weinstein has been the President and a director of the Company since its inception in January 1983. Since 1978, Mr. Weinstein has been an officer, director and 25% shareholder of Easy Diners, Inc., a restaurant management company which operates three restaurants in New York City. Easy Diners, Inc. is not a parent, subsidiary or other affiliate of the Company. Mr. Weinstein spends substantially all of his business time on Company-related matters.

     Vincent Pascal was elected Vice President, Assistant Secretary and a director of the Company in October 1985. Mr. Pascal became Secretary of the Company in January 1994. Mr. Pascal became a Senior Vice President in 2001.

     Robert Towers has been employed by the Company since November 1983 and was elected Vice President, Treasurer and a director in March 1987. Mr. Towers became a Senior Vice President and Chief Operating Officer in 2001.

     Andrew Kuruc has been employed as a Vice President and Controller of the Company since April 1987 and was elected as a director of the Company in November 1989. Mr. Kuruc became a Senior Vice President and Chief Financial Officer in 2001.

     Paul Gordon has been employed by the Company since 1983 and was elected as a director in November 1996. He was elected Vice President of the Company in March 1998. Mr. Gordon is the manager of the Company's Las Vegas operations and Senior Vice President and a director of the Company's Las Vegas subsidiaries. Prior to assuming that role in 1996, Mr. Gordon was the manager of the Company's operations in Washington, D.C. since 1989.

                                     PART II

Item 5.    Market For Registrant's Common Equity and
           Related Stockholder Matters

Market Information

     The Company's Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market ("Nasdaq") under the symbol "ARKR." The high and low sale prices for the Common Stock from October 3, 1999 through September 29, 2001 are as follows:

         Calendar 1999                         High               Low
         -------------                         ----               ---
         Fourth Quarter                      $ 10.25            $ 8.25

         Calendar 2000
         -------------

         First Quarter                          9.00              6.13
         Second Quarter                         8.25              6.50
         Third Quarter                         10.00              5.75
         Fourth Quarter                         8.50              5.31

         Calendar 2001
         -------------

         First Quarter                          7.75              5.06
         Second Quarter                        10.37              6.00
         Third Quarter                         10.10              5.90

Dividends

     The Company has not paid any cash dividends since its inception and does not intend to pay dividends in the foreseeable future.

Number Of Shareholders

     As of December 20, 2001, there were 72 holders of record of the Company's Common Stock.

Item 6. Selected Consolidated Financial Data

The following table sets forth certain financial data for the fiscal years ended 1997 through 2001. This information should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto appearing at page F-1.


                                                              (in thousands, except per shate data)
                                                                               Years Ended
                                              -------------------------------------------------------------------------
                                              September 29,  September 30,    October 2,   October 3,    September 27,
                                                  2001           2000            1999         1998           1997

OPERATING DATA:

  Net sales                                      $ 127,007       $ 119,212      $ 110,801    $ 117,398       $ 104,326

  Gross restaurant profit                           94,458          88,196         81,500       86,132          75,874

  Operating income (loss)                           (8,238)         (4,043)         6,834        7,589           2,785

  Other income (expense), net                       (1,952)         (1,397)           237           91              96

  Income (loss) before provision for
    income taxes and cumulative effect of
    accounting change                              (10,190)         (5,440)         7,071        7,680           2,882

  Income (loss) before cumulative effect
    on accounting change                            (6,848)         (3,534)         4,495        4,612           1,737

NET INCOME (LOSS)                                   (6,848)         (3,723)         4,495        4,612           1,737

NET INCOME (LOSS) PER SHARE:

  Basic                                          $   (2.15)      $   (1.11)     $    1.30    $    1.21       $    0.47

  Diluted                                        $   (2.15)      $   (1.11)     $    1.29    $    1.20       $    0.46

  Weighted average number of shares

  Basic                                              3,181           3,186          3,461        3,826           3,714

  Diluted                                            3,181           3,186          3,476        3,852           3,742

BALANCE SHEET DATA (end of period):

  Total assets                                      53,851          67,016         47,379       44,045          42,079

  Working capital (deficit)                         (5,809)         (4,921)        (3,044)        (719)         (2,373)

  Long-term debt                                    23,947          29,520          7,655        5,014           6,126

  Shareholders' equity                              17,933          24,784         29,513       29,061          25,888

  Shareholders' equity per share                      5.64            7.78           8.94         7.54            6.92

  Facilities in operations, end of year,
    including managed                                   47              49             42           42              46

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Accounting period

         The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999 included 52 weeks.

Net Sales

         Net sales at restaurants owned by the Company increased by 6.5% from fiscal 2000 to fiscal 2001 and increased by 7.6% from fiscal 1999 to fiscal 2000. Net sales increased by $9,370,000 from sales at restaurants which the Company either opened in fiscal 2001 or did not operate for the full period last year (The Venetian Casino Resort ("the Venetian") concepts: Lutece, Tsunami, Venus and V-Bar; the Aladdin Resort and Casino ("the Aladdin") concepts: Fat Anthony's and the Alakazam Food Court; and Jack Rose in New York City). The increase in net sales for fiscal 2001 was offset by a decrease of $612,000 (a 0.6% decrease) in same store sales and the loss of sales totaling $963,000 at a restaurant that the Company no longer operates (America in McLean, Virginia).

         The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, DC on September 11th had an adverse effect on net sales for fiscal 2001. One Company restaurant (The Grill Room) experienced some damage. The Grill Room is located in an office building adjacent to the World Trade Center (in 2 World Financial Center which experienced substantial damage) and will likely not reopen until late in fiscal 2002 due to the damage sustained by the office building. No other Company restaurants were physically damaged; however, several other Company restaurants in New York City were closed from several days to a month due to their proximity to the World Trade Center (Sequoia, Red, Gonzalez y Gonzalez). The Company's restaurants in Washington DC and Las Vegas and certain New York Company restaurants were also impacted by significant decreases in corporate and tourist travel. Prior to September 11, 2001 the Company's same store sales during the 2001 fiscal year and the last quarter of that fiscal year had been up 1.7% and 1.6%, respectively over last year's comparable periods.

         Net sales for fiscal 2000 increased by $8,749,000 from sales at restaurants which the Company either opened during the year or did not operate for the full comparable period in the prior year (The Venetian concepts: Lutece, Tsunami and four food court outlets; the Aladdin concepts: Fat Anthony's and the Alakazam Food Court; and Thunder Grill in Washington, DC). Net sales also increased by $3,764,000 from a 3.6% increase in same store sales. The increase in net sales in fiscal 2000 was offset in part by the loss of sales totaling $4,102,000 at restaurants that the Company no longer operates (B. Smith's DC, Perretti Italian Cafe, Louisiana Community Bar & Grill and B. Smith's New York).

Costs and Expenses

         The Company's cost of sales consists principally of food and beverage costs at restaurants owned by the Company. Cost of sales as a percentage of net sales was 25.6% in fiscal 2001, 26.0% in fiscal 2000 and 26.4% in fiscal 1999.

         Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants owned by the Company, as a percentage of net sales, were 75.5% in fiscal 2001, 67.6% in fiscal 2000 and 62.7% in fiscal 1999. Operating expenses in fiscal 2001 were adversely affected by an asset impairment charge of $10,045,000, or 7.9% of net sales, associated with the write down of its restaurant and food court operations at the Aladdin (Fat Anthony's and the Alakazam Food Bazaar). Operating expenses in fiscal 2001 were also impacted by a charge of $935,000 due to the cancellation of a development project.

         Operating expenses in fiscal 2000 were adversely affected by an impairment charge of $811,000 associated with the anticipated sale of a restaurant (America in McLean, Virginia), expenses of $280,000 from the sale of a managed restaurant (Arlo) and a $1,300,000 charge associated with a wage and hour lawsuit. Operating expenses are net of gains on the sale of restaurants totaling $209,000 in fiscal 2001, $87,000 in fiscal 2000 and $752,000 in fiscal 1999.

         Restaurant payroll was 35.5% of net sales in fiscal 2001, 36.1% in fiscal 2000 and 35.4% in fiscal 1999, and occupancy expenses were 14.4% of net sales in fiscal 2001, 12.8% in fiscal 2000 and 12.2% in fiscal 1999. A significant portion in the increase in occupancy expenses in fiscal 2001 as compared to fiscal 2000 were due to poor sales results at the Company's operations at the Aladdin and sales decreases at many of the Company's restaurants in the weeks following the September 11th attack. Restaurant payroll and occupancy expenses in fiscal 2000 were impacted by expenses associated with newly opened restaurant operations.

         Asset impairment charges were 7.9% of net sales in fiscal 2001 and 0.7% in fiscal 2000. Other operating expenses were 13% of net sales in fiscal 2001, 13.9% in fiscal 2000 and 11.4% in fiscal 1999. Other operating expenses in fiscal 2001 were impacted by a charge due to the cancellation of a development project and operating expenses in fiscal 2000 were adversely impacted by expenses from the sale of the managed restaurant (Arlo) and the charge associated with the wage and hour lawsuit.

         The Company incurred pre-opening expenses and early operating losses at newly opened restaurants of approximately $100,000 in fiscal 2001, $2,393,000 in fiscal 2000, and $400,000 in fiscal 1999. The fiscal 2000 expenses and losses were from opening restaurants and food court operations within two Las Vegas casinos (Lutece and Tsunami in the Venetian along with four food court outlets; and Fat Anthony's and the food court outlets in the Aladdin). The Company also converted an existing restaurant in New York City (B. Smith's New York was changed to Jack Rose). The Company typically incurs significant pre-opening expenses in connection with its new restaurants which are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

         General and administrative expenses, as a percentage of net sales, were 5.5% in fiscal 2001, 6.0% in fiscal 2000 and 5.5% in fiscal 1999. If net sales at managed restaurants were included in consolidated net sales, general and administrative expenses as a percentage of net sales would have been 5.4% in fiscal 2001, 5.6% in fiscal 2000 and 5.0% in fiscal 1999. General and administrative expenses in fiscal 2001 were impacted by $400,000 in legal expenses incurred in connection with a potential transaction. A significant portion of the increase in fiscal 2000 as compared to fiscal 1999 is due to costs associated with the expansion of the Company's corporate sales department, travel expenditures associated with the new openings in Las Vegas and legal expenditures from the wage and hour lawsuit.

         The Company managed one restaurant owned by others (El Rio Grande) at September 29, 2001 while the Company managed four restaurants owned by others (El Rio Grande in Manhattan, the Marketplace Cafe, the Marketplace Grill, and the Brewskeller Pub in Boston, Massachusetts) at September 30, 2000. Net sales of these restaurant facilities, which are not included in consolidated net sales, were $4,380,000 in fiscal 2001, $8,867,000 in fiscal 2000 and $9,804,000 in fiscal 1999. The decrease in net sales of managed operations is principally due to the termination of a management contract. The management agreement for the three Boston restaurants expired on December 31, 2000 and was not renewed. The contribution of these restaurants to management fee income was $134,000 in fiscal 2001, $278,000 in fiscal 2000 and $496,000 in fiscal 1999.

         The Company was a partner with a 50% interest in a partnership that was formed to develop and construct four restaurants at a large theatre development in Southfield, Michigan. In March 2000, the Company withdrew from the project and incurred charges, during fiscal 2000, of $4,988,000 from the write-off of advances for construction costs and working capital needs on the project. In fiscal 2001, the Company recorded a charge of $150,000 due to a partial write-off of a note which the Company collected in March 2001. The note was issued in March 2000 when the Company withdrew from the Southfield, Michigan project. Such charges are reflected as "Joint Venture Loss" on the Consolidated Statement of Operations.

         Interest expense was $2,446,000 in fiscal 2001, $2,007,000 in fiscal 2000 and $425,000 in fiscal 1999. The significant increase is principally due to borrowings to finance the construction costs and working capital requirements of the Las Vegas restaurant facilities, which opened in fiscal 2000.

         Interest income was $150,000 in fiscal 2001, $172,000 in fiscal 2000 and $226,000 in fiscal 1999.

         Other income, which generally consists of purchasing service fees, and the sale of logo merchandise at various restaurants, was $344,000 in fiscal 2001, $438,000 in fiscal 2000 and $436,000 in fiscal 1999.

Income Taxes

         The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

         For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income with the exception of the restaurants which operate in the District of Columbia. Accordingly, the Company's overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries. Due to losses incurred in both fiscal 2001 and fiscal 2000 and the carry back of such losses, the Company realized an overall tax benefit of 32.8% and of 35% of such losses in fiscal 2001 and fiscal 2000, respectively. The Company's effective tax rate was 36.4% in fiscal 1999.

         The Company's overall effective tax rate in the future will be affected by factors such as pre-tax income earned outside of New York City (Nevada has no state income tax and other states in which the Company operates have income tax rates substantially lower in comparison to New York), the utilization of state and local net operating loss carry forwards, and any pre-tax losses incurred at the Company's New York subsidiaries. In order to more effectively utilize tax loss carry forwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries.

         The Revenue Reconciliation Act of 1993 provides tax credits to the Company for FICA taxes paid by the Company on tip income of restaurant service personnel. The net benefit to the Company was $489,000 in fiscal 2001, $503,000 in fiscal 2000 and $512,000 in fiscal 1999.

         The Internal Revenue Service is currently examining the Company's returns for the fiscal years ended September 30, 1995 through October 2, 1998. The Company does not expect the results from such examination to have a material effect on the Company's financial condition.

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

         The net cash used in investing activities in fiscal 2001 ($1,891,000), fiscal 2000 ($25,244,000) and fiscal 1999 ($6,096,000) was principally for the Company's continued investment in fixed assets associated with constructing new restaurants. In fiscal 2001 the Company opened two bars at the Venetian in Las Vegas, Nevada (V-Bar and Venus). In fiscal 2000 the Company opened two restaurants and four food court outlets in the Venetian (Lutece, Tsunami and the food court outlets), and the Company opened one restaurant and six food court outlets in the Aladdin in Las Vegas, Nevada (Fat Anthony's and the Alakazam Food Court). In fiscal 1999, the Company opened a restaurant in Union Station in Washington, DC (Thunder Grill) and began constructing the restaurants and food court outlets at the Venetian.

         The net cash used in financing activities in fiscal 2001 ($5,577,000) was principally due to repayments of long-term debt on the Company's main credit facility in excess of borrowings on such facility. The net cash provided from financing activities in fiscal 2000 ($20,710,000) was principally from borrowings on the Company's Revolving Credit Facility. The net cash used in financing activities in fiscal 1999 ($1,632,000) was due to the repurchase of 423,000 shares of the Company's outstanding common stock offset by a net increase in long-term debt in excess of debt repayments.

         The Company had a working capital deficit of $5,809,000 at September 29, 2001 as compared to working capital deficit of $4,921,000 at September 30, 2000. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with negative working capital.

         At November 21, 2000, the Company's Revolving Credit and Term Loan Facility with its main bank included a $28,500,000 facility for constructing and acquiring new restaurants and for working capital purposes at the Company's existing restaurants. The facility required the Company to repay any borrowings to the extent such borrowings exceed $26,000,000 on June 30, 2001, $23,000,000 on September 30, 2001 and $22,000,000 on December 27, 2001. At December 27, 2001 the facility was to convert into a term loan payable over three years. The loans bore interest at prime plus 1/2%. At September 29, 2001 the Company had borrowings of $22,500,000 outstanding on the facility. The Company also had a $1,000,000 Letter of Credit Facility for use in lieu of lease security deposits and the Company had delivered $889,000 in irrevocable letters of credit on this facility.

         The Revolving Credit Facility limits the amount of indebtedness that may be incurred by the Company. Certain provisions of the agreement may impair the Company's ability to borrow funds. The agreement contains certain financial covenants such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. At September 29, 2001, the Company was not in compliance with several of the requirements of the agreement principally due to the impairment charges incurred in connection with its restaurant and food service operations at the Aladdin in Las Vegas, Nevada. Such non-compliance has been waived by the bank.

         As a result of amendments to the Revolving Credit Facility in November 2001 and December 2001, the financial covenants were amended for forthcoming periods, the conversion date of the existing facility has been postponed from December 27, 2001 to June 30, 2002, and the Company may borrow up to $26,000,000 until June 30, 2002. At June 30, 2002, the Company is required to repay any borrowings to the extent such borrowings exceed $22,000,000 and the revolving loans will be converted into term loans payable over 36 months.

         Pursuant to an equipment financing facility with its main bank, the Company borrowed $2,851,000 in January 1997 at an interest rate of 8.75% to refinance the purchase of various restaurant equipment at the New York-New York Hotel & Casino Resort. The note, which is payable in 60 equal monthly installments through January 2002, is secured by such restaurant equipment. At September 29, 2001 the Company had $231,000 outstanding on this facility. In April 2000, the Company borrowed $1,570,000 from its main bank at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian. The note which is payable in 60 equal monthly installments through May 2005, is secured by such restaurant equipment. At September 29, 2001 the Company had $1,216,000 outstanding on this facility.

         The Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage operations at the Aladdin in Las Vegas, Nevada. The lease bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $31,785 until maturity in November 2004 at which time the Company has an option to purchase the equipment for $519,440. Alternatively, the Company can extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,242.

         The Company does not anticipate any capital intensive projects during fiscal 2002 and expects that a significant portion of its projected cash flow will be applied to debt reduction.

Restaurant Expansion

         The Company opened two bars (V-Bar and Venus) at the Venetian in Las Vegas, Nevada in fiscal 2001. In fiscal 2000, the Company opened two restaurants (Tsunami and Lutece) along with three food court outlets at the Venetian and also opened one restaurant (Fat Anthony's) along with six food court outlets (Alakazam Food Bazaar) at the Aladdin in Las Vegas, Nevada.

         The Company will shortly begin constructing a 200-seat restaurant and bar at the Neonopolis Center at Fremont Street in downtown Las Vegas, Nevada. The Company received a $2,400,000 construction and operating allowance from the landlord and expects to construct and open the restaurant within the limits of that allowance.

         The Company is not currently committed to any other projects.

Events of September 11, 2001

         The Company experienced severe sales decreases in the immediate aftermath of the September 11th terrorist attacks and the operating results for the fiscal 2001-year were impacted. The Company continues to experience negative same store sales, although on a much improved level as compared to the immediate weeks following the attack. The Company has aggressively reduced its payroll at restaurants and at the corporate level. In addition, the Company's Revolving Credit Facility has been amended in the manner described above under "Liquidity and Sources of Capital". As a result and given recent sales trends, the Company believes that it will generate sufficient cash flow in fiscal 2002 to meet its debt obligations.

         One Company restaurant (The Grill Room) itself experienced some damage in the September 11th attack and is located in the World Financial Center which experienced substantial damage. It will likely not reopen until late in fiscal 2002. Several other Company restaurants were closed from several days to a month due to their proximity to the World Trade Center. The damage is still being assessed. The Company ultimately expects to recover a substantial portion of physical costs and business interruption losses at these restaurants. However, at September 29, 2001 the Company did not provide any benefit in the consolidated financial statements as the extent of the damage was unknown and the insurance claims are still being quantified.

         The Company believes that its restaurant and food court operations at the Aladdin in Las Vegas, Nevada were significantly impaired by the events of September 11th. The restaurant and food court operations experienced severe sales declines in the aftermath of September 11th and the Aladdin itself declared bankruptcy on September 28, 2001. The Company continues to operate the business pending the resolution of the Aladdin bankruptcy proceedings, but an impairment charge of $10,045,000 was recorded in the fiscal 2001.

         The long-term effects of the terrorist attacks cannot yet be determined. The Company's restaurants in travel destinations, consisting of all of its restaurants in Washington and Las Vegas and certain restaurants in New York, are intended to benefit from high tourist traffic. The decline in travel resulting from the attacks has had a material adverse effect on revenues from those restaurants. Recovery of those restaurants depends upon restoration of public confidence in the air transportation system and its willingness and inclination to resume vacation and convention travel.

Recent Developments

         The Financial Accounting Standards Board has recently issued the following accounting pronouncements:

         SFAS No. 141 "Business Combinations", requires that all business combinations initiated after June 30, 2001 be accounted for using one method, the purchase method. Use of the pooling of interests method is now prohibited.

         SFAS No. 142 "Goodwill and Other Intangible Assets" addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this statement are to be reported as resulting from a change in accounting principle. The provisions of this statement will be applied at the beginning of the Company's 2003 fiscal year. The Company is in the process of evaluating the financial statement impact from adopting this standard.

         SFAS No, 143 "Accounting for Asset Retirement Obligations" requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for the Company at the beginning of the Company's 2004 fiscal year. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

         SFAS No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets" supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. This statement is effective for the Company at the beginning of the Company's 2003 fiscal year. The Company is in the process of evaluating the financial statement impact of this standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest rates with respect to its outstanding credit agreement with its main bank, Bank Leumi USA. The revolving credit line bears interest at prime plus one-half percent. See "Liquidity and Sources of Capital" above.

Item 8. Financial Statements and Supplementary Data

         See page F-1.

Item 9. Changes in and Disagreements With
        Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         See Part I, Item 4. "Executive Officers of the Company." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 2002 pursuant to Regulation 14A of the General Rules and Regulations ("Regulation 14A") under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 2002 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 2002 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 28, 2002 pursuant to Regulation 14A.






                                      -24

                                     PART IV



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)  (1)     Financial Statements:                                                                Page
                                                                                                      ----

                 Independent Auditors' Report                                                         F-1

                 Consolidated Balance Sheets -- at September 29, 2001 and
                 September 30, 2000                                                                   F-2

                 Consolidated Statements of Operations -- For each of the three fiscal years ended September 29, 2001, September 30, 2000 and
                 October 2, 1999                                                                      F-3

                 Consolidated Statements of Cash Flows -- For each of the three fiscal years ended September 29, 2001, September 30, 2000 and
                 October 2, 1999                                                                      F-4

                 Consolidated Statements of Shareholders' Equity -- For each of the three fiscal years ended September 29, 2001, September 30,
                 2000 and October 2, 1999                                                             F-5

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

         10.2 Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent
                 Pascal, Robert Towers, Jay Galin, Andrew Kuruc, Bruce R. Lewin,
                 Paul Gordon, and Donald D. Shack, incorporated by reference to
                 Exhibit 10.2 to the 1994 10-K.

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

         10.5 Ark Restaurants Corp. 1996 Stock Option Plan, as amended, incorporated by reference to the Registrant's Definitive Proxy
                 Statement pursuant to Section 14(a) of the Securities Exchange
                 Act of 1934 (Amendment No. 1) filed on March 16, 2001.

         10.6    Lease Agreement dated May 17, 1996 between New York-New York
                 Hotel, LLC, and Las Vegas America Corp., incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1998 (the "1998
                 10-K").

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

         10.9    Amendment dated August 21, 2000 to the Fourth Amended and
                 Restated Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA, incorporated by reference to
                 Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "2000 10-K").

         10.10   Amendment dated November 21, 2000 to the Fourth Amended and
                 Restated Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA, incorporated by reference to
                 Exhibit 10.10 to the 2000 10-K.

        *10.11   Amendment dated November 1, 2001 to the Fourth Amended and
                 Restated Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA.

        *10.12   Amendment dated December 20, 2001 to the Fourth Amended and
                 Restated Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA.

         *21     Subsidiaries of the Registrant.

         *23     Consent of Deloitte & Touche LLP.

    --------------

         *Filed Herewith

    (b)          Reports on Form 8-K:
                 None.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and its subsidiaries as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ark Restaurants Corp. and subsidiaries as of September 29, 2001 and September 30, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP
New York, New York


December 7, 2001

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                              September 29,  September 30,
                                                                  2001           2000
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                      $   -        $   697
  Accounts receivable                                              3,049        4,045
  Current portion of long-term receivables (Note 3)                  203        1,427
  Inventories                                                      2,110        2,133
  Deferred income taxes (Note 12)                                    278        1,694
  Prepaid expenses and other current assets                          655          347
  Refundable and prepaid income taxes                              1,119        1,308
                                                                 -------      -------

           Total current assets                                    7,414       11,651
                                                                 -------      -------

LONG-TERM RECEIVABLES (Note 3)                                     1,082        1,130

FIXED ASSETS - At cost:
  Leasehold improvements                                          33,699       38,099
  Furniture, fixtures and equipment                               27,972       31,157
  Leasehold improvements in progress                                  93          267
                                                                 -------      -------

                                                                  61,764       69,523

  Less accumulated depreciation and amortization                  27,035       22,325
                                                                 -------      -------

                                                                  34,729       47,198
                                                                 -------      -------

INTANGIBLE ASSETS - Net (Note 4)                                   4,175        4,570

DEFERRED INCOME TAXES (Note 12)                                    6,056        1,533

OTHER ASSETS - Net (Note 5)                                          395          934
                                                                 -------      -------

                                                                 $53,851      $67,016
                                                                 =======      =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                       $ 4,232      $ 5,293
  Accrued expenses and other current liabilities (Note 6)          6,744        6,206
  Current maturities of long-term debt (Note 7)                    2,247        5,073
                                                                 -------      -------

           Total current liabilities                              13,223       16,572
                                                                 -------      -------

LONG-TERM DEBT - Net of current maturities (Note 7)               21,700       24,447

OPERATING LEASE DEFERRED CREDIT (Notes 1 and 8)                      995        1,213

COMMMITMENTS AND CONTINGENCIES (Note 8)                              -            -

SHAREHOLDERS' EQUITY (Notes 7, 9 and 10):
  Common stock, par value $.01 per share - authorized, 10,000
    shares; issued, 5,249 shares                                      52           52
  Additional paid-in capital                                      14,743       14,743
  Retained earnings                                               11,489       18,337
                                                                 -------      -------

                                                                  26,284       33,132

  Less treasury stock, 2,068 shares                                8,351        8,348
                                                                 -------      -------

           Total shareholders' equity                             17,933       24,784
                                                                 -------      -------

                                                                 $53,851      $67,016
                                                                 =======      =======

See notes to consolidated financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                     Years Ended
                                                    --------------------------------------------
                                                    September 29,   September 30,    October 2,
                                                        2001            2000            1999
NET SALES                                            $ 127,007       $ 119,212       $ 110,801

COST OF SALES                                           32,549          31,016          29,301
                                                     ---------       ---------       ---------

GROSS RESTAURANT PROFIT                                 94,458          88,196          81,500

MANAGEMENT FEE INCOME (Note 11)                            346             474             869

JOINT VENTURE LOSS                                        (150)         (4,988)            -
                                                     ---------       ---------       ---------

                                                        94,654          83,682          82,369
                                                     ---------       ---------       ---------

OPERATING EXPENSES:
  Payroll and payroll benefits                          45,085          43,063          39,254
  Occupancy                                             18,320          15,310          13,493
  Depreciation and amortization                          5,938           4,885           4,063
  Asset impairment                                      10,045             811             -
  Other                                                 16,499          16,545          12,655
                                                     ---------       ---------       ---------

                                                        95,887          80,614          69,465
                                                     ---------       ---------       ---------

INCOME (LOSS) FROM RESTAURANT OPERATIONS                (1,233)          3,068          12,904

GENERAL AND ADMINISTRATIVE EXPENSES                      7,005           7,111           6,070
                                                     ---------       ---------       ---------

OPERATING INCOME (LOSS)                                 (8,238)         (4,043)          6,834
                                                     ---------       ---------       ---------

OTHER EXPENSE (INCOME):
  Interest expense (Note 7)                              2,446           2,007             425
  Interest income                                         (150)           (172)           (226)
  Other income (Note 13)                                  (344)           (438)           (436)
                                                     ---------       ---------       ---------

                                                         1,952           1,397            (237)
                                                     ---------       ---------       ---------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES        (10,190)         (5,440)          7,071

PROVISION (BENEFIT) FOR INCOME TAXES (Note 12)          (3,342)         (1,906)          2,576
                                                     ---------       ---------       ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                  (6,848)         (3,534)          4,495

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, Net                -               189             -
                                                     ---------       ---------       ---------

NET INCOME (LOSS)                                    $  (6,848)      $  (3,723)      $   4,495
                                                     =========       =========       =========

INCOME (LOSS) PER SHARE - BASIC:

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                               $   (2.15)      $   (1.11)      $    1.30

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     -             (0.06)            -
                                                     ---------       ---------       ---------

NET INCOME (LOSS)                                    $   (2.15)      $   (1.17)      $    1.30
                                                     =========       =========       =========

INCOME (LOSS) PER SHARE - DILUTED:

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                               $   (2.15)      $   (1.11)      $    1.29

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     -             (0.06)            -
                                                     ---------       ---------       ---------

NET INCOME (LOSS)                                    $   (2.15)      $   (1.17)      $    1.29
                                                     =========       =========       =========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                3,181           3,186           3,461
                                                     =========       =========       =========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED              3,181           3,186           3,476
                                                     =========       =========       =========


See notes to consolidated financial statements.

ARK RESTAURANT CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------

                                                                                  Years Ended
                                                                 ---------------------------------------------
                                                                   September 29,  September 30,   October 2,
                                                                      2001            2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income (loss) before cumulative effect of
    accounting change                                                $(6,848)      $ (3,534)       $ 4,495
  Cumulative effect of accounting change                                 -             (189)           -
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization of fixed assets                      5,479          4,334          3,331
    Amortization of intangibles                                          459            551            732
    Gain on sale of restaurants                                         (209)           (88)          (752)
   Write-off of joint venture advances and investments                 1,086          4,988            -
   Impairment of assets                                               10,045            811            -
   Write-off of accounts and notes receivable                            209            280            -
   Operating lease deferred credit                                      (218)          (109)          (149)
   Deferred income taxes                                              (3,107)        (1,670)           383
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                         996         (1,251)           377
      Decrease (increase) in inventories                                  23           (217)            34
      Decrease (increase) in prepaid expenses and other
        current assets                                                  (308)           (11)           155
      Decrease (increase) in refundable and prepaid
         income taxes                                                    189         (1,307)           -
      Decrease (increase) in other assets, net                          (502)          (450)        (2,111)
      Increase (decrease) in accounts payable - trade                 (1,061)         1,476            252
      Increase (decrease) in accrued income taxes                        -             (186)          (519)
      Increase (decrease) in accrued expenses
        and other current liabilities                                    538          1,469            811
                                                                     -------       --------        -------

           Net cash provided by operating activities                   6,771          4,897          7,039
                                                                     -------       --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                           (3,014)       (22,263)        (6,989)
  Additions to intangible assets                                         -              -             (385)
  Advances to joint venture, net                                         -           (3,297)           -
  Issuance of demand notes and long-term receivables                     (98)           (94)           (96)
  Payments received on demand notes and long-term
    receivables                                                        1,221            410            399
  Restaurant sales                                                       -              -              975
                                                                     -------       --------        -------

           Net cash used in investing activities                      (1,891)       (25,244)        (6,096)
                                                                     -------       --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payment on long-term debt                                 (9,974)        (3,155)        (5,659)
  Issuance of long-term debt                                           4,400         25,020          8,300
  Exercise of stock options                                              -              344            185
  Principal payment on capital lease obligations                         -             (149)          (230)
  Purchase of treasury stock                                              (3)        (1,350)        (4,228)
                                                                     -------       --------        -------

           Net cash (used in) provided by financing activities        (5,577)        20,710         (1,632)
                                                                     -------       --------        -------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                           (697)           363           (689)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                      697            334          1,023
                                                                     -------       --------        -------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $  -          $    697        $   334
                                                                     =======       ========        =======

SUPPLEMENTAL INFORMATION:
  Cash payments for the following were:
    Interest                                                         $ 2,446       $  2,245        $   526
                                                                     =======       ========        =======

    Income taxes                                                     $   852       $  1,113        $ 2,690
                                                                     =======       ========        =======

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 29, 2001, SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
(In Thousands)
--------------------------------------------------------------------------------

                                          Common Stock        Additional                                 Total
                                       --------------------    Paid-In      Retained      Treasury    Shareholders'
                                         Shares    Amount      Capital      Earnings       Stock         Equity
BALANCE, OCTOBER 3, 1998                  5,187      $ 52      $14,214      $17,565       $(2,770)      $29,061

  Exercise of stock options                  21       -            164          -             -             164
  Purchase of treasury stock                -         -            -            -          (4,228)       (4,228)
  Tax benefit on exercise of options        -         -             21          -             -              21
  Net income                                -         -            -          4,495           -           4,495
                                          -----      ----      -------      -------       -------       -------

BALANCE, OCTOBER 2, 1999                  5,208        52       14,399       22,060        (6,998)       29,513

  Exercise of stock options                  41       -            328          -             -             328
  Purchase of treasury stock                -         -            -            -          (1,350)       (1,350)
  Tax benefit on exercise of options        -         -             16          -             -              16
  Net income                                -         -            -         (3,723)          -          (3,723)
                                          -----      ----      -------      -------       -------       -------

BALANCE, SEPTEMBER 30, 2000               5,249        52       14,743       18,337        (8,348)       24,784

  Exercise of stock options                 -         -            -            -             -             -
  Purchase of treasury stock                -         -            -            -              (3)           (3)
  Tax benefit on exercise of options        -         -            -            -             -             -
  Net income                                -         -            -         (6,848)          -          (6,848)
                                          -----      ----      -------      -------       -------       -------

BALANCE, SEPTEMBER 29, 2001               5,249      $ 52      $14,743      $11,489       $(8,351)      $17,933
                                          =====      ====      =======      =======       =======       =======


See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 29, 2001, SEPTEMBER 30, 2000 AND OCTOBER 2, 1999
-------------------------------------------------------------------------------

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Ark Restaurants Corp. and subsidiaries (the "Company") own and operate 26 restaurants and bars, 19 fast food concepts, catering operations and wholesale and retail bakeries. Twelve restaurants are located in New York City, four in Washington, D.C., nine in Las Vegas, Nevada, and one in Islamorada, Florida. The Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort and operation of the Resort's room service, banquet facilities, employee dining room and nine food court operations. Four restaurants are within the Venetian Casino Resort as well as four food court concepts; one restaurant is within Desert Passage which adjoins the Aladdin Casino Resort along with six food court concepts; and one restaurant within the Forum Shops at Caesar's Shopping Center.

      Accounting Period - The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999 included 52 weeks.

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

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in affiliated companies where the Company is able to exercise significant influence over operating and financial policies even though the Company holds 50% or less of the voting stock, are accounted for under the equity method.

      Cash Equivalents - Cash equivalents include instruments with original maturities of three months or less.

      Accounts Receivable - Included in accounts receivable are amounts due from employees of $1,548,000 and $1,401,000 at September 29, 2001 and September 30, 2000, respectively. Such amounts, which are due on demand, are principally due from various employees exercising stock options in accordance with the Company's Stock Option Plan (see Note 10).

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

      The Company includes in leasehold improvements in progress restaurants that are under construction. Once the projects have been completed the Company will begin amortizing the assets.

      The Company annually assesses any impairment in value of long-lived assets and certain identifiable intangibles to be held and used. For the year ended September 29, 2001, an impairment charge of $10,045,000 was incurred on the Company's restaurant operations at Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada, to reduce the operations' assets to their estimated fair values (see Note 2). For the year ended September 30, 2000 an impairment charge of $811,000 was incurred on a restaurant that the Company owned in McLean, Virginia. Such restaurant was closed during the fiscal year ended September 29, 2001. For the year ended October 2, 1999 no impairment charges were deemed necessary.

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

      The Company adopted in the quarter ended January 1, 2000, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred. The Company had previously capitalized organization costs and then amortized such costs over five years. The Company had net deferred organization expenses of $300,000 in intangible assets as of October 2, 1999 and such amount ($189,000 after taxes) is reported in the fiscal year ended September 30, 2000 as a cumulative effect of a change in accounting principle.

      Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period of five years.

      Certain legal and bank commitment fees incurred in connection with the Company's Revolving Credit and Term Loan Facility, as discussed in Note 7, were capitalized as deferred financing fees and are being amortized over four years, the term of the facility.

      Operating Lease Deferred Credit - Several of the Company's operating leases contain predetermined increases in the rentals payable during the term of such leases. For these leases, the aggregate rental expense over the lease term is recognized on a straight-line basis over the lease term. The excess of the expense charged to operations in any year over the amounts payable under the leases during that year is recorded as a deferred credit. The deferred credit subsequently reverses over the lease term (Note 8).

      Occupancy Expenses - Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.

      Income Per Share of Common Stock - Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted earnings per share, the additional dilutive effect of common stock equivalents. Common stock equivalents using the treasury stock method consist of dilutive stock options.

      Stock Options - The Company accounts for its stock options granted to employees under the intrinsic value-based method for employee stock-based compensation and provides pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No.123 had been adopted. The Company generally does not grant stock options to outsiders.

      Impact of Recently Issued Accounting Standards - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138, establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements. SFAS No. 133 implemented by the Company beginning the first quarter of fiscal year 2001 did not have a material impact on the Company's financial position or results of operations.

      SFAS No, 141, Business Combinations, requires that all business combinations initiated after June 30, 2001 be accounted for using one method, the purchase method. Use of the pooling of interests method is now prohibited.

      Future Impact of Recently Issued Accounting Standards - SFAS No. 142, Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. The provisions of this Statement will be applied at the beginning of the Company's 2003 fiscal year. The Company is in the process of evaluating the financial statement impact from adopting this standard.

      SFAS No. 143, Accounting for Asset Retirement Obligations, requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The Statement is effective for the Company at the beginning of fiscal year 2004. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

      SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Statement is effective for the Company at the beginning of fiscal year 2003. The Company is in the process of evaluating the financial statement impact of this standard.

      Reclassifications - Certain reclassifications of prior year balances have been made to conform with current year presentation.

2.    EFFECTS OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS

      One Company restaurant, The Grill Room, suffered some damage. The restaurant is located in an office building adjacent to the World Trade Center (in 2 World Financial Center) and will likely not reopen until late in fiscal 2002 due to the damage sustained by the office building. The full extent of the damage is still being evaluated as access to the restaurant has been limited. Several other Company restaurants were also closed from several days to a month due to their proximity to the World Trade Center. The Company has extensive property and business interruption insurance policies and the Company ultimately expects to recover a substantial portion of its physical costs and business interruption losses at these restaurants. However, at September 29, 2001, the Company did not provide any benefit in the consolidated financial statements as the extent of the damage was unknown and the insurance claims are still being quantified.

      The Company believes that its restaurant and food court operations at the Aladdin Casino Resort in Las Vegas, Nevada (the "Aladdin") were significantly impaired by the events of September 11th. The restaurant and food court operations experienced severe sales declines in the aftermath of September 11th and the Aladdin declared bankruptcy on September 28, 2001. The Company continues to operate the business pending the resolution of the Aladdin's bankruptcy, but an impairment charge of $10,045,000 was recorded in the fiscal year ended September 29, 2001.

3.    LONG-TERM RECEIVABLES

      Long-term receivables consist of the following:


                                                                                         (In Thousands)
                                                                                September 29,       September 30,
                                                                                  2001                   2000
Note receivable, due March 2001 (a)                                                     $ -            $1,000

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 8% interest; due in
  monthly installments through December 2006 (b)                                        401               460

Note receivable secured by fixed assets and lease at a restaurant sold by the
  Company, at 7.5% interest; due in monthly installments commencing May 2000
  through December 2008 (c)                                                             687               554

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 10.0% interest; due in
  monthly installments through April 2004 (d)                                             -               221

Note receivable secured by fixed assets and lease at a
  restaurant at 7.0% interest; due in monthly installments
  through June 2006 (e)                                                                 176               228

Others                                                                                   21                94
                                                                                     ------            ------

                                                                                      1,285             2,557

Less current portion                                                                    203             1,427
                                                                                     ------            ------

                                                                                     $1,082            $1,130
                                                                                     ======            ======

      (a) In March 2000, the Company withdrew from a partnership that was formed to develop and construct four restaurants at a large theatre development in Southfield, Michigan. The Company was issued this note in consideration of its working capital advances to the project. The Company collected $850,000 in March 2001 and recorded a charge of $150,000 on the uncollected balance.

      (b) In December 1996, the Company sold a restaurant for $900,000. Cash of $50,000 was received on sale and the balance is due in installments through December 2006.

      (c) In October 1997, the Company sold a restaurant for $1,750,000, of which $200,000 was paid in cash and the balance is due in monthly installments under the terms of two notes bearing interest at a rate of 7.5%. One note, with an initial principal balance of $400,000, was being paid in 24 monthly installments of $19,000 through April 2000. The second note, with an initial principal balance of $1,150,000, will be paid in 104 monthly installments of $15,000 commencing May 2000 and ending December 2008. At December 2008, the then outstanding balance of $519,000 matures.

          The Company recognized a gain on sale of approximately $221,000, $88,000 and $142,000 in the fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999, respectively. Additional deferred gains totaling $585,000 at fiscal year ended September 29, 2001 could be recognized in future periods as the notes are collected. The Company deferred recognizing this additional gain and recorded an allowance for possible uncollectible note against the outstanding note. This uncertainty is based on the significant length of time of this note (over 10 years) and the substantial balance, which matures in December 2008 ($519,000).

      (d) In December 1998, the Company sold a restaurant for $500,000, of which $250,000 was paid in cash and the balance of $250,000 was financed by a note. The note was due in monthly installments of $6,000, inclusive of interest at 10%, from May 1999 through April 2004. The buyer defaulted on the note during the fiscal year ended September 29, 2001 and subsequently filed for bankruptcy. The Company recovered $12,000 and wrote off the remaining balance of $209,000.

      (e) In June 2000, the Company terminated the management of a restaurant in New York City. The Company received cash of $164,000 and notes totaling $234,000 as consideration for its then outstanding working capital loans. The Company recognized a loss of $280,000 on the termination.

The carrying value of the Company's long-term receivables approximates its current aggregate fair value.

4. INTANGIBLE ASSETS

      Intangible assets consist of the following:



                                                                                       (In Thousands)
                                                                                 September 29,    September 30,
                                                                                    2001             2000
Goodwill (a)                                                                      $6,223             $6,223
Purchased leasehold rights (b)                                                       751                751
Noncompete agreements and other                                                      790                790
                                                                                  ------             ------

                                                                                   7,764              7,764
Less accumulated amortization                                                      3,589              3,194
                                                                                  ------             ------

                                                                                  $4,175             $4,570
                                                                                  ======             ======


      (a) In August 1985, certain subsidiaries of the Company acquired approximately one-third of the then outstanding shares of common stock (965,000 shares) from a former officer and director of the Company for a purchase price of $3,000,000. The consolidated balance sheets reflect the allocation of $2,946,000 to goodwill.

      (b) Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

5. OTHER ASSETS

      Other assets consist of the following:

                                                                                       (In Thousands)
                                                                                 September 29,    September 30,
                                                                                    2001             2000
Deposits                                                                           $277              $277
Deferred financing fees                                                              97               171
Investments in and advances to affiliates(a)                                         21               486
                                                                                   ----              ----
                                                                                   $395              $934
                                                                                   ====              ====


      (a) The Company, through a wholly owned subsidiary, became a general partner with a 19% interest in a partnership which acquired on July 1, 1987 an existing Mexican food restaurant, El Rio Grande, in New York City. Several related parties also participate as limited partners in the partnership. The Company's equity in earnings of the limited partnership was $32,000, $15,000 and $65,000 for the years ended September 29, 2001, September 30, 2000 and October 2, 1999, respectively.

          The Company also manages El Rio Grande through another wholly owned subsidiary on behalf of the partnership. Management fee income relating to these services was $181,000, $162,000 and $358,000 for the years ended September 29, 2001, September 30, 2000 and October 2, 1999, respectively (Note 11).

          The Company, through a wholly owned subsidiary, was a partner with a 50% interest in a partnership to construct and develop four restaurants at a large theatre development in

          Southfield, Michigan. In March 2000, the Company withdrew from the partnership and incurred losses totaling $4,988,000 on this project.

          For the year ended September 29, 2001, the Company recorded a write off of $935,000 on the cancellation of a development project. As of September 30, 2000, $468,000 of expenditures on this project were included in other assets.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:


                                                                                       (In Thousands)
                                                                              September 29,     September 30,
                                                                                  2001              2000
Sales tax payable                                                                  $  669              $  878
Accrued wages and payroll related costs                                               931                 999
Customer advance deposits                                                             961               1,175
Accrued and other liabilities                                                       2,583               1,854
Litigation accrual (see Note 8)                                                         -               1,300
Impairment accrual                                                                  1,600                   -
                                                                                   ------              ------
                                                                                   $6,744              $6,206
                                                                                   ======              ======



7. LONG-TERM DEBT

      Long-term debt consists of the following:


                                                                                        (In Thousands)
                                                                                September 29,       September 30,
                                                                                    2001                2000
Revolving Credit and Term Loan Facility with interest at the
  prime rate, plus 1/2%, payable on June 30, 2002 (a)                             $22,500             $27,150

Notes issued in connection with refinancing of restaurant equipment, at 8.75%,
  payable in monthly installments through January 2002 (b)                            231                 885

Notes issued in connection with refinancing of restaurant equipment, at 8.80%,
  payable in monthly installments through May 2005 (c)                              1,216               1,485
                                                                                  -------             -------

                                                                                   23,947              29,520

Less current maturities                                                             2,247               5,073
                                                                                  -------             -------

                                                                                  $21,700             $24,447
                                                                                  =======             =======


      (a) The Company's Revolving Credit and Term Loan Facility with its main bank (Bank Leumi USA), as amended November 2001, includes a $26,000,000 facility to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. Outstanding loans bear interest at 1/2% above the bank's prime rate of 6.0% at September 29, 2001. Any outstanding loans on June 30, 2002 in excess of $22,000,000 are due in full and the balance can be converted into a term loan payable over 36 months. The facility also includes a $1,000,000 letter of credit facility for use in lieu of lease security deposits. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

          The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing facilities and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such facilities.

          The agreement includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The agreement also contains financial covenants such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. The Company received a waiver from the bank for the covenants it was not in compliance with, at September 29, 2001.

      (b) In January 1997, the Company borrowed from its main bank, $2,851,000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The notes bear interest at 8.75% per annum and are payable in 60 equal monthly installments of $58,833 inclusive of interest, until maturity in January 2002. The Company granted the bank a security interest in such restaurant equipment. In connection with such financing, the Company granted the bank the right to purchase 35,000 shares of the Company's common stock at the exercise price of $11.625 per share through December 2001. The fair value of the warrants was estimated at the date of grant, credited to additional paid-in capital and is being amortized over the life of the warrants.

      (c) In April 2000, the Company borrowed from its main bank $1,570,000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The notes bear interest at 8.80% per annum and are payable in 60 equal monthly installments of $32,439 inclusive of interest, until maturity in May 2005.

      Required principal payments on long-term debt, assuming conversion of eligible borrowings described in (a) above are as follows:


                                                                  (In Thousands)
Year                                                                   Amount
2002                                                                  $ 2,247
2003                                                                    7,654
2004                                                                    7,684
2005                                                                    6,362
                                                                      -------
                                                                      $23,947
                                                                      =======


      During the fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999, interest expense was $2,446,000, $2,245,000 and $526,000, respectively, of which $238,000 and $101,000 was capitalized during the fiscal years ended September 30, 2000 and October 2, 1999, respectively.

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

      As of September 29, 2001, future minimum lease payments, net of sublease rentals, under noncancelable leases are as follows:

                                                           Operating
        Year                                                Leases
        2002                                               $ 7,842
        2003                                                 8,408
        2004                                                 7,880
        2005                                                 7,121
        2006                                                 7,103
        Thereafter                                          18,841
                                                           -------

        Total minimum payments                             $57,195
                                                           =======

      In connection with the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $889,000 as security deposits under such leases.

      Rent expense was $12,756,000, $10,783,000 and $9,639,000 during the fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999, respectively. Rent expense for the fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999 includes approximately $218,000, $109,000 and $149,000, of operating lease deferred credits, representing the difference between rent expense recognized on a straight-line basis and actual amounts currently payable. Contingent rentals, included in rent expense, were $3,236,000, $3,470,000 and $2,799,000 for the fiscal years ended September 29, 2001, September 30, 2000 and October 2, 1999, respectively.

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

      A lawsuit was commenced against the Company in October 1997 in the District Court for the Southern District of New York by 44 present and former employees alleging various violations of Federal wage and hour laws. The complaint sought an injunction against further violations of the labor laws and payment of unpaid minimum wages, overtime and other allegedly required amounts, liquidated damages, penalties and attorney's fees. The lawsuit was settled for approximately $1,245,000 in May 2001. Based upon settlement discussion in the fourth quarter of fiscal 2000, the Company recorded a charge of $1,300,000 at that time.

      Several unfair labor practice charges were filed against the Company in 1997 with the National Labor Relations Board ("NLRB") with respect to the Company's Las Vegas subsidiary. The charges were heard in October 1997. At issue was whether the Company unlawfully terminated nine employees and disciplined six other employees allegedly in retaliation for their union activities. An Administrative Law Judge ("ALJ") found that six employees were terminated unlawfully and three were discharged for valid reasons and four employees were disciplined lawfully and two employees unlawfully. On appeal, the NLRB found that the Company lawfully disciplined five employees and unlawfully disciplined one employee. The Company is appealing the adverse rulings of the NLRB to the D.C. Circuit Court of Appeals. The Company does not believe that an adverse outcome in this proceeding will have a material adverse effect upon the Company's financial condition or operations.

9.    COMMON STOCK REPURCHASE PLAN

      In August 1998, the Company authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. In April 1999, the Company authorized the repurchase of an additional 300,000 shares of the Company's outstanding common stock. For the years ended September 29, 2001, September 30, 2000 and October 2, 1999, the Company repurchased 400, 141,000 and 423,000 shares at a total cost of $3,000, $1,350,000 and
      $4,228,000, respectively.

10.   STOCK OPTIONS

      On October 15, 1985, the Company adopted a Stock Option Plan (the "Plan") pursuant to which the Company reserved for issuance an aggregate of 175,000 shares of common stock. In May 1991 and March 1994, the Company amended such Plan to increase the number of shares issuable under the Plan to 350,000 and 448,000, respectively. In March 1996, the Company adopted a second plan and reserved for issuance an additional 135,000 shares. Subsequent amendments in March 1997, February 1999 and March 2001 increased the number of shares included under the plan to 270,000, 470,000 and 650,000, respectively. Options granted under the Plans to key employees are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire five years after the date of grant and are generally exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the date of grant.

      Additional information follows:

                                                  2001                         2000                        1999
                                         -----------------------      -----------------------      -----------------------
                                                       Weighted                     Weighted                     Weighted
                                                       Average                      Average                      Average
                                                       Exercise                     Exercise                     Exercise
                                          Shares        Price          Shares        Price          Shares        Price
Outstanding, beginning of year            343,000       $10.76         488,000       $10.65         312,000       $10.86

Options:
  Granted                                  10,000         7.50            -             -           214,000        10.00
  Exercised                                   -                        (41,000)        8.00         (21,000)        8.00
  Canceled or expired                     (23,000)        9.89        (104,000)       11.32         (17,000)        9.24
                                          -------                     --------                      -------
Outstanding, end of year (a)              330,000        10.72         343,000        10.76         488,000        10.65
                                          =======                      =======                      =======

Exercise price, outstanding options    $7.50 - $12.00               $9.50 - $12.00               $8.00 - $12.00

Weighted average years                   1.65 Years                   2.62 Years                   3.3 years

Shares available for future grant         320,000                      127,000                       23,000

Options exercisable (a)                   229,000        11.15         157,000        11.24         179,000        10.78

     (a) Options become exercisable at various times until expiration dates ranging from January 2002 through October 2005.

      SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to disclose pro forma net income and pro forma earnings per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing. The assumptions for fiscal 1999 include: risk-free interest rate of 6.25%; no dividend yield; expected life of four years; and expected volatility of 38%. The 10,000 options granted in fiscal 2001 had no pro forma effect. There were no options granted during fiscal 2000.

      The pro forma impact was as follows:

                                                          (in Thousands, Except per Share Amounts)
                                                                         Years Ended
                                                      -------------------------------------------------
                                                        September 29,    September 30,    October 2,
                                                           2001             2000             1999
        Net income (loss) as reported                    $(6,848)         $(3,534)         $4,495
        Net income (loss) - pro forma                     (7,048)          (3,768)          4,308

        Earnings per share as reported - basic           $ (2.15)         $ (1.11)         $ 1.30
        Earnings per share as reported - diluted           (2.15)           (1.11)           1.29

        Earnings per share pro forma - basic             $ (2.22)         $ (1.18)         $ 1.24
        Earnings per share pro forma - diluted             (2.22)           (1.18)           1.24

      The exercise of nonqualified stock options in the fiscal years ended September 30, 2000 and October 2, 1999, resulted in income tax benefits of $16,000 and $21,000, respectively, which were credited to additional paid-in capital. The income tax benefits result from the difference between the market price on the exercise date and the option price.

11.   MANAGEMENT FEE INCOME

      As of September 29, 2001, the Company provides management services to one restaurant owned by an outside party. In accordance with the contractual arrangements, the Company earns management fees based on operating profits as defined by the agreement.

      Restaurants managed had net sales of $4,380,000, $8,867,000 and $9,803,000 during the management periods within the years ended September 29, 2001, September 30, 2000 and October 2, 1999, respectively, which are not included in consolidated net sales of the Company.

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

      The provision (benefit) for income taxes consists of the following:

                                                                        (In Thousands)
                                                                         Years Ended
                                                      -------------------------------------------------
                                                        September 29,    September 30,    October 2,
                                                           2001             2000             1999
        Current provision (benefit):
          Federal                                        $(1,008)         $(1,129)         $1,299
          State and local                                    773              782             894
                                                         -------          -------          ------

                                                            (235)            (347)          2,193
                                                         -------          -------          ------

        Deferred provision (benefit):
          Federal                                         (3,022)          (1,286)            349
          State and local                                    (85)            (273)             34
                                                         -------          -------          ------

                                                          (3,107)          (1,559)            383
                                                         -------          -------          ------

                                                         $(3,342)         $(1,906)         $2,576
                                                         =======          =======          ======

      The provision for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:

                                                                        (In Thousands)
                                                                         Years Ended
                                                      -------------------------------------------------
                                                        September 29,    September 30,    October 2,
                                                           2001             2000             1999
        Provision (benefit) for Federal
          income taxes (34%)                             $(3,465)         $(1,849)         $2,404

        State and local income taxes net of Federal
          tax benefit                                        454              336             612

        Amortization of goodwill                              26               25              26

        Tax credits                                         (489)            (503)           (512)

        Other                                                132               85              46
                                                         -------          -------          ------

                                                         $(3,342)         $(1,906)         $2,576
                                                         =======          =======          ======

      Deferred tax assets or liabilities are established for: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company's net deferred tax asset are as follows:

                                                       September 29,    September 30,
                                                           2001              2000
       Deferred tax assets:
         Operating loss carryforwards                    $ 1,539           $ 1,350
         Operating lease deferred credits                    430               522
         Carryforward tax credits                          4,105             1,739
         Depreciation and amortization                    (2,019)               52
         Deferred gains                                     (195)             (235)
         Valuation allowance                                (941)             (918)
         Asset impairment                                  3,415               275
         Litigation accrual                                    -               442
                                                         -------            ------

                                                         $ 6,334            $3,227
                                                         =======            ======

      A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $941,000 at September 29, 2001 and $918,000 at September 30, 2000. The Company has state operating loss carryforwards of $14,196,000 and local operating loss carryforwards of $9,550,000, which expire in the years 2002 through 2015.

      During the fiscal year ended September 30, 2000, the Company and the Internal Revenue Service finalized the adjustments to the Company's Federal income tax returns for the fiscal years ended September 28, 1991 through October 1, 1994. The final adjustments primarily relate to: (i) legal and accounting expenses incurred in connection with new or acquired restaurants that the Internal Revenue Service asserts should have been capitalized and amortized rather than currently expensed and (ii) travel and meal expenses for which the Internal Revenue Service asserts the Company did not comply with certain record keeping requirements or the Internal Revenue Code. The settlement did not have a material effect on the Company's financial condition. The Internal Revenue Service is currently examining the Company's returns for the fiscal year ended September 30, 1995 through October 3, 1998. The Company does not expect the results from such examination to have a material effect on the Company's financial condition.

13.   OTHER INCOME

      Other income consists of the following:

                                                            (In Thousands)
                                                             Years Ended
                                              -----------------------------------------
                                              September 29,  September 30,   October 2,
                                                  2001           2000          1999
Purchasing service fees                           $106           $ 65          $ 88
Sales of logo T-shirts and hats                    183            180           134
Other                                               55            193           214
                                                  ----           ----          ----

                                                  $344           $438          $436
                                                  ====           ====          ====

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

      A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal year ended October 2, 1999 follows. For the fiscal years ended September 29, 2001 and September 30, 2000, there were no dilutive stock options and warrants.

                                                   (In Thousands, Except Per Share Amounts)
                                                     Income          Shares      Per-Share
                                                   (Numerator)   (Denominator)     Amount
        Year ended October 2, 1999:
          Basic EPS                                  $4,495          3,461         $1.30
          Stock options and warrants                   --               15          0.01
                                                     ------          -----         -----

          Diluted EPS                                $4,495          3,476         $1.29
                                                     ======          =====         =====


15.   QUARTERLY INFORMATION (UNAUDITED)

      The following table sets forth certain quarterly operating data.

                                                        (In Thousands, Except Per Share Amounts)
                                                                 Fiscal Quarters Ended
                                             --------------------------------------------------------------
                                             December 30,      March 31,        June 30,      September 29,
                                                 2000             2001            2001            2001
         2001

         Net sales                             $ 30,815        $ 28,417        $ 36,805        $ 30,970

         Gross restaurant profit                 22,960          21,068          27,558          22,872

         Net income (loss)                          225          (1,000)          1,958          (8,031)

         Net income (loss) per share
           basic and diluted                   $    .07        $   (.31)       $    .62        $  (2.52)

                                                             Fiscal Quarters Ended
                                                 -------------------------------------------------
                                                 January 1,    April 1,    July 1,   September 30,
                                                    2000         2000       2000         2000
        2000

        Net sales                                 $26,957      $25,765     $33,810     $32,680

        Gross restaurant profit                    19,896       18,953      25,217      24,130

        Cumulative effect of accounting change       (189)         -           -           -

        Net income (loss)                              91       (4,976)      1,770        (612)

        Net income (loss) per share -
          basic and diluted                       $  0.03      $ (1.56)    $  0.56     $ (0.19)

                                                             Fiscal Quarters Ended
                                                 -------------------------------------------------
                                                 January 2,    April 3,    July 3,    October 2,
                                                   1999         1999        1999         1999
        1999

        Net sales                                $ 26,933     $ 23,345    $ 31,564    $ 28,959

        Gross restaurant profit                    19,823       16,984      23,408      21,285

        Net income (loss)                           1,026         (156)      2,115       1,510

        Net income (loss) per share -
          basic and diluted                      $   0.28     $  (0.04)   $   0.63    $   0.45


16.   SUBSEQUENT EVENT (UNAUDITED)

      In December 2001, the Company amended its credit agreement with Bank Leumi USA. The new amendment modifies certain covenants in the credit agreement for fiscal 2002 and beyond.

                                     ******

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of December, 2001.


                                  ARK RESTAURANTS CORP.


                                  By:  /s/ Michael Weinstein
                                       -------------------------------------
                                       Michael Weinstein
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                                 Date
---------                              -----                                 ----
/s/ Ernest Bogen                       Chairman of the Board                 December 28, 2001
----------------------------
(Ernest Bogen)

/s/ Michael Weinstein                  President, Chief Executive            December 28, 2001
----------------------------           Officer and Director
(Michael Weinstein)

/s/ Vincent Pascal                     Senior Vice President,                December 28, 2001
----------------------------           Secretary and Director
(Vincent Pascal)

/s/ Robert Towers                      Executive Vice President,             December 28, 2001
----------------------------           Treasurer, Chief Operating
(Robert Towers)                        Officer and Director

/s/ Andrew Kuruc                       Senior Vice President,                December 28, 2001
----------------------------           Chief Financial Officer,
(Andrew Kuruc)                         Controller and Director

/s/ Donald D. Shack                    Director                              December 28, 2001
----------------------------
(Donald D. Shack)

/s/ Jay Galin                          Director                              December 28, 2001
----------------------------
(Jay Galin)

/s/ Paul Gordon                        Senior Vice President                 December 28, 2001
----------------------------           and Director
(Paul Gordon)

/s/ Bruce R. Lewin                     Director                              December 28, 2001
----------------------------
(Bruce R. Lewin)