Form 10-K/A
period 2001-09-29
ARK RESTAURANTS CORP
filed 2002-01-28
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 1)



              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended September 29, 2001



                         Commission file number 0-14030
                                                -------

                              ARK RESTAURANTS CORP.
    -------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              New York                                                                      13-3156768
- --------------------------------------                                        ----------------------------------------
   (State or Other Jurisdiction of                                             (IRS Employer Identification Number)
   Incorporation or Organization)


                85 Fifth Avenue, New York, NY                    10003
    ------------------------------------------------------- -----------------
           (Address of Principal Executive Offices)            (Zip Code)

               Registrant's telephone number, including area code:

                                 (212) 206-8800
                                 --------------
           Securities registered pursuant to Section 12(b) of the Act:

                                                              Name of Each Exchange
         Title of Each Class                                   on Which Registered
- --------------------------------------                ---------------------------------------
    Common Stock, $.01 par value                                   NASDAQ/NMS


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ___      ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         The aggregate market value at January 24, 2002 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $13,646,666. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: At January 24, 2002, there were outstanding 3,181,699 shares of the Registrant's Common Stock, $.01 par value.

Document Incorporated by Reference:   See Explanatory Note below.

                                EXPLANATORY NOTE

         The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K to amend Items 10 through 13 of Part III of this Annual Report on Form 10-K to include the information required by such items, because the Registrant's definitive proxy statement will not be filed before January 28, 2002 (i.e., within 120 days after the end of Registrant's 2001 fiscal year) pursuant to Regulation 14A. Certain portions of the Registrant's definitive proxy statement were initially incorporated by reference in Items 10 through 13 of Part III of this Annual Report on Form 10-K. The information contained in this Form 10-K/A has not been updated to reflect events and circumstances occurring since its original filing. Such matters will be addressed in subsequent reports filed with the Commission.

         The following items of Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001 are hereby amended. Each such item is set forth in its entirety as amended.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

A.       Directors of the Company

         The directors listed in the following table were elected to serve until the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualify.


                                                        Principal Occupation and                        Director
             Name                Age                    Position with the Company                         Since
             ----                ---                    -------------------------                         -----
Ernest Bogen                     70    Restaurant Operations; Chairman of the Board of the Company        1983
Michael Weinstein                58    President and Chief Executive Officer of the Company               1983
Vincent Pascal                   58    Senior Vice President and Secretary of the Company                 1985
Robert Towers                    54    Executive Vice President, Chief Operating Officer and              1987
                                       Treasurer of the Company
Andrew Kuruc                     44    Senior Vice President, Chief Financial Officer and                 1989
                                       Controller of the Company
Paul Gordon                      50    Senior Vice President of the Company                               1996
Donald D. Shack                  73    Attorney, member of law firm of Shack Siegel Katz Flaherty         1985
                                       & Goodman P.C., general counsel to the Company
Jay Galin                        65    Chief Executive Officer, G+G Retail, Inc.                          1988
Bruce R. Lewin                   54    Owner, Bruce R. Lewin Fine Art                                     2000


- ---------------

Biographical Information

         Ernest Bogen has been a director of the Company since its inception in January 1983 and was also Secretary until September 1985 and Treasurer until March 1987. He was elected Chairman of the Board of Directors of the Company in September 1985. During the past five years, Mr. Bogen has been an officer, director and 25% shareholder of Easy Diners, Inc., a restaurant management company which operates a restaurant in New York City which will be closing on January 31, 2002; RSWB Corp. which operates a restaurant in New York City that it acquired in June 1997; and BSWR Corp. which operates a restaurant in New York City that it acquired in April 1998. Mr. Bogen is also the owner of 24% of the membership interests of each of Dockeast, LLC and Dockwest, LLC, each of which has signed an agreement to purchase a restaurant in New York City. During the past five years, Mr. Bogen has also had various interests in entities which owned and operated restaurants in Florida. At the present time, Mr. Bogen is an officer, director and 25% shareholder of BSRS Corp. which previously owned and sold a restaurant in Boca Raton, Florida. Easy Diners, Inc., RSWB Corp., BSRS Corp., Dockeast LLC, Dockwest LLC and BSWR Corp. are not subsidiaries or affiliates of the Company.

         Michael Weinstein has been the President, Chief Executive Officer and a director of the Company since its inception in January 1983. During the past five years, Mr. Weinstein has been an officer, director and 25% shareholder of Easy Diners, Inc., RSWB Corp. and BSWR Corp. (since April 1998). At the present time, Mr. Weinstein is a director and 25% shareholder of these corporations.
Mr. Weinstein is the owner of 24% of the membership interests of each of Dockeast LLC and Dockwest LLC. Mr. Weinstein spends substantially all of his business time on Company-related matters.

         Vincent Pascal has been employed by the Company since November 1983 and was elected Vice President, Assistant Secretary and a director of the Company in October 1985. Mr. Pascal became Secretary of the Company in January 1994 and a Senior Vice President in April 2001.

         Robert Towers has been employed by the Company since November 1983 and was elected Vice President, Treasurer and a director in March 1987. Mr. Towers became an Executive Vice President and Chief Operating Officer in April 2001.

         Andrew Kuruc was elected Vice President of the Company in 1993 and a director of the Company in November 1989. Mr. Kuruc has been employed as Controller of the Company since April 1987. Mr. Kuruc became a Senior Vice President and Chief Financial Officer in April 2001.

         Paul Gordon has been employed by the Company since 1983 and was elected as a director in November 1996 and a Senior Vice President in April 2001. Mr. Gordon is the manager of the Company's Las Vegas operations. Prior to assuming that role in 1996, Mr. Gordon was the manager of the Company's operations in Washington, D.C. commencing in 1989.

         Donald D. Shack was elected a director of the Company in October 1985. During the past five years, Mr. Shack has been a member of the law firm of Shack Siegel Katz Flaherty & Goodman P.C., general counsel to the Company.

         Jay Galin was elected a director of the Company in January 1988. Since August 1998, Mr. Galin has been Chairman of the Board of G & G Retail Holdings, Inc. and its subsidiary G + G Retail, Inc., a chain of retail clothing stores. For more than five years prior thereto, Mr. Galin was President of its predecessor, G. & G. Shops, Inc.

         Bruce R. Lewin was elected a director of the Company in February 2000. During the past five years, Mr. Lewin has been the owner of Bruce R. Lewin Fine Art in New York. Since August 2001, Mr. Lewin has been the President and a director of Continental Hosts, Ltd. Mr. Lewin was formerly a director of the Bank of Great Neck (in New York), and a former director of the New York City Chapter of the New York State Restaurant Association.

                                 ---------------

         There are no family relationships among any of the directors or executive officers of the Company.

B.       Executive Officers of the Company

         The following table sets forth the names and ages of executive officers of the Company and all offices held by each person:


         Name                                    Age        Positions and Offices
         ----                                    ---        ---------------------

         Michael Weinstein                       58         President and Chief Executive Officer
         Vincent Pascal                          58         Senior Vice President and Secretary
         Robert Towers                           54         Executive Vice President, Chief
                                                            Operating Officer and Treasurer
         Andrew Kuruc                            44         Senior Vice  President, Chief Financial
                                                            Officer and Controller
         Paul Gordon                             50         Senior Vice President


         Each executive officer of the Company serves at the pleasure of the Board of Directors and until his successor is duly elected and qualifies. The current principal occupation and employment of the executive officers of the Company during the last five years is set forth in Item 10.A above.

C.       Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission") and the NASDAQ/National Market System. Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2001.

Item 11. Executive Compensation

         The Summary Compensation Table shown below sets forth certain information concerning the annual and long-term compensation for services in all capacities to the Company for the 2001, 2000 and 1999 fiscal years, of those persons who were, at September 29, 2001, (i) the President and Chief Executive Officer of the Company and (ii) the other four most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE


                                                                                                       Long-Term
                                                                    Annual Compensation              Compensation
                                                                    -------------------              ------------
               Name and Principal Position                   Year      Salary($)     Bonus($)     Options Awarded(#)
               ---------------------------                   ----      ---------     --------     ------------------

Michael Weinstein                                          2001       521,630          33,000                 ---
     President and Chief Executive Officer...........      2000       458,090          44,435              60,000
           ..........................................      1999       429,023             ---                 ---

Vincent Pascal                                             2001       233,359          14,055                 ---
     Senior Vice President and Secretary ............      2000       230,943          22,099                 ---
           ..........................................      1999       216,354             ---              15,000

Robert Towers                                              2001       233,359          14,055                 ---
     Executive Vice President,  Chief  Operating  Officer  2000       230,943          22,099                 ---
     and Treasurer...................................      1999       220,217             ---              15,000
           ..........................................

Andrew Kuruc                                               2001       182,316          10,983                 ---
     Senior Vice President,  Chief Financial  Officer and  2000       180,455          17,270                 ---
     Controller .....................................      1999       169,077             ---              15,000
           ..........................................

Paul Gordon                                                2001       219,769          51,820                 ---
     Senior Vice President ..........................      2000       176,947          81,361                 ---
           ..........................................      1999       163,866          75,698              15,000



                        OPTION GRANTS IN LAST FISCAL YEAR

         No options to purchase the Company's Common Stock were granted in fiscal year 2001 to the President and Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company.




                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The table shown below sets forth certain information for the President and Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company (i) with respect to option exercises during fiscal 2001 and (ii) at September 29, 2001, with respect to unexercised options to purchase shares of the Company's Common Stock under the Company's 1985 and 1996 Stock Option Plans.


                             Shares                     Number of Securities Underlying         Value of Unexercised
                          Acquired on       Value                 Unexercised             In-The-Money Options at Fiscal
         Name             Exercise (#)   Realized ($)   Options at Fiscal Year-End (#)            Year-End ($) (1)
         ----             ------------   ------------   ------------------------------            ----------------
                                                        Exercisable      Unexercisable     Exercisable     Unexercisable
                                                        -----------      -------------     -----------     -------------
Michael Weinstein..........   ---            ---           80,000           30,000             ---              ---
Vincent Pascal.............   ---            ---           25,000            7,500             ---              ---
Robert Towers..............   ---            ---           25,000            7,500             ---              ---
Andrew Kuruc...............   ---            ---           25,000            7,500             ---              ---
Paul Gordon................   ---            ---           32,500            7,500             ---              ---

(1) Based on the closing sale price of $7.14 per share on the NASDAQ/National Market System of the Company's Common Stock on September 28, 2001.

Compensation of Directors

         Messrs. Galin, Lewin and Shack were each paid $5,000 in fiscal year 2001 for their services to the Company as directors.

Compensation Committee Interlocks and Insider Participation

         Messrs. Galin, Bogen and Shack are the members of the Compensation Committee, and Messrs. Lewin and Galin are the members of the Stock Option Committee. No member of the Company's Compensation Committee or Stock Option Committee is an employee or officer of the Company. Ernest Bogen is Chairman of the Board of the Company and formerly an executive officer of the Company. Mr. Bogen is also an officer, director and 25% shareholder of each of Easy Diners, Inc., BSWR Corp. and RSWB Corp., each of which is a restaurant management company that operates a restaurant in New York City. Mr. Weinstein is also an officer, director and 25% shareholder of each of Easy Diners, Inc., BSWR Corp. and RSWB Corp. Messrs. Bogen and Weinstein are also 24% members of each of Dockeast LLC and Dockwest LLC, each of which has signed an agreement to purchase a restaurant in New York City. Donald D. Shack is a member of the firm of Shack Siegel Katz Flaherty & Goodman P.C., general counsel to the Company. (See
Item 13 for additional information).

         The Company provides purchasing and bookkeeping services to restaurants in which Messrs. Weinstein and Bogen have interests, for which the Company receives a fee which has not exceeded $30,000 in any fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information at January 24, 2002, with respect to the beneficial ownership of shares of Common Stock owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer and the other four most highly compensated executive officers of the Company, and (iv) all executive officers and directors of the Company as a group:


                        Name and Address                              Amount and Nature of
                       of Beneficial Owner                          Beneficial Ownership (1)      Percent of Class
                       -------------------                          ------------------------      ----------------

         Michael Weinstein...........................                      926,138(2)                   28.6%
                  85 Fifth Avenue
                  New York, New York 10003

         FMR Corp....................................                      295,000(3)                   9.3%
                  82 Devonshire Street
                  Boston, Massachusetts 02109

         Bruce R. Lewin .............................                        231,600                    6.9%
                  1329A North Avenue
                  New Rochelle, New York 10804

         Arthur Zankel ..............................                      222,500(4)                   6.9%
                  535 Madison Avenue
                  New York, New York 10022

         Vincent Pascal .............................                       57,440(5)                   1.8%
                  85 Fifth Avenue
                  New York, New York  10003

         Robert Towers ..............................                       53,100(6)                   1.6%
                  85 Fifth Avenue
                  New York, New York  10003

         Donald D. Shack ............................                       42,603(7)                   1.3%
                  530 Fifth Avenue
                  New York, New York  10036

         Andrew Kuruc ...............................                       35,800(8)                   1.1%
                  85 Fifth Avenue
                  New York, New York  10003

         Jay Galin ..................................                        26,000                 Less than 1%
                  520 Eighth Avenue
                  New York, New York  10018

         Ernest Bogen ...............................                       17,320(9)               Less than 1%
                  85 Fifth Avenue
                  New York, New York  10003

         Paul Gordon ................................                      15,000(10)               Less than 1%
                  85 Fifth Avenue
                  New York, New York  10003

         All directors and officers as a group (nine persons)             1,405,001(11)                 43.3%


- ----------
(1) Except to the extent otherwise indicated, to the best of the Company's knowledge, each of the indicated persons exercises sole voting and investment power with respect to all shares beneficially owned by him.

(2) Includes 24,800 shares owned by The Weinstein Foundation, a private foundation of which Mr. Weinstein acts as trustee and as to which shares Mr. Weinstein has shared investment and shared voting power and 30,000 shares issuable upon exercise of currently exercisable options granted under the Company's 1996 Stock Option Plan or exercisable within 60 days of the date of this Proxy Statement.

(3) Based upon information set forth in Schedule 13G filed by FMR Corp. with the Securities and Exchange Commission on or about February 13, 2001. Fidelity Management & Research Company ("Fidelity"), a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 295,000 shares as a result of acting as investment adviser to several investment companies. The ownership by one investment company, Fidelity Low-Priced Stock Fund, amounted to 295,000 shares. Mr. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the aforementioned investment companies each has the power to dispose of the 295,000 shares.

(4) Based upon information set forth in Schedule 13D filed by Mr. Arthur Zankel with the Securities and Exchange Commission on or about July 6, 2000.

(5) Includes 7,500 shares issuable upon exercise of currently exercisable stock options granted under the Company's 1996 Stock Option Plan or exercisable within 60 days of the date of this Proxy Statement.

(6) Includes 7,500 shares issuable upon exercise of currently exercisable stock options granted under the Company's 1996 Stock Option Plan or exercisable within 60 days of the date of this Proxy Statement.

(7) Includes 40,000 shares owned by Skylark Partners, a partnership of which Mr. Shack is a general partner.

(8) Includes 7,500 shares issuable upon exercise of currently exercisable stock options granted under the Company's 1996 Stock Option Plan or exercisable within 60 days of the date of this Proxy Statement.

(9) Includes 7,320 shares owned by Mr. Bogen's spouse, as to which Mr. Bogen disclaims beneficial ownership.

(10) Includes 7,500 shares issuable upon exercise of currently exercisable stock options granted under the Company's 1996 Stock Option Plan or exercisable within 60 days of the date of this Proxy Statement.

(11) Includes 60,000 shares issuable upon exercise of currently exercisable stock options granted under the Company's 1996 Stock Option Plan or exercisable within 60 days of the date of this Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         Donald D. Shack is a member of the firm of Shack Siegel Katz Flaherty & Goodman P.C., general counsel to the Company, to which the Company paid $488,957 in legal fees in calendar year 2001.

         The Company made loans to Michael Weinstein, Robert Towers and Vincent Pascal, which loans were made primarily in connection with the exercise of stock options as provided under the Company's Stock Option Plans. All of the loans bear interest at the prime rate in effect from time to time. The loans are payable on demand. During fiscal 2001, the largest amount of indebtedness of Mr. Weinstein outstanding at any one time was $717,681. As of January 24, 2002, Mr. Weinstein was indebted to the Company in the amount of $795,000. During fiscal 2001, the largest amount of indebtedness of Mr. Towers outstanding at any one time was $432,293. As of January 24, 2002, Mr. Towers was indebted to the Company in the amount of $432,293. During fiscal 2001, the largest amount of indebtedness of Mr. Pascal outstanding at any one time was $198,299. As of January 24, 2002, Mr. Pascal was indebted to the Company in the amount of $198,299.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 25th day of January, 2002.

                                   ARK RESTAURANTS CORP.


                                   By:   s/Michael Weinstein
                                         --------------------------------------
                                         Michael Weinstein
                                         President and Chief Executive Officer