Form 10-Q
period 2001-12-29
ARK RESTAURANTS CORP
filed 2002-02-11
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              (Mark one)

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                         13-3156768
----------------------------------------               -------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

  85 Fifth Avenue, New York, New York                            10003
----------------------------------------               -------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including
area code                                                    (212) 206-8800
                                                       -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X    No
                                    -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding shares at February 8, 2002
-----------------------------------       --------------------------------------
(Common stock, $.01 par value)                           3,181,299

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:                                              Page
                                                                             ----
  Item 1.  Consolidated Financial Statements:

    Consolidated Condensed Balance Sheets - December 29, 2001
     (Unaudited) and September 29, 2001                                        2

    Consolidated Condensed Statements of Operations and
     Retained Earnings - 13-Week Periods Ended December 29, 2001
     (Unaudited) and December 30, 2000 (Unaudited)                             3

    Consolidated Condensed Statements of Cash Flows - 13-Week Periods
     Ended December 29, 2001 (Unaudited) and December 30, 2000 (Unaudited)     4

    Notes to Consolidated Condensed Financial Statements (Unaudited)         5-6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7-10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         10

PART II - OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                                    11


Part I - Financial Information
Item 1. Financial Statements
-----------------------------

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                       December 29,     September 29,
                                                          2001               2001
                                                          ----               ----
                                                       (Unaudited)
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents                            $    --            $    --
  Accounts receivable                                    3,940              3,049
  Inventories                                            2,060              2,110
  Current portion of long-term receivables                 197                203
  Prepaid expenses and other current assets                729                655
  Refundable and prepaid income taxes                      854              1,119
  Deferred income taxes                                    278                278
                                                       -------            -------
        Total current assets                             8,058              7,414
                                                       -------            -------

LONG-TERM RECEIVABLES                                    1,035              1,082

FIXED ASSETS - At Cost:
  Leasehold improvements                                33,699             33,699
  Furniture, fixtures and equipment                     27,972             27,972
  Leasehold improvements in progress                       101                 93
                                                       -------            -------
                                                        61,772             61,764
 Less accumulated depreciation and
   amortization                                         28,268             27,035
                                                       -------            -------
                                                        33,504             34,729

INTANGIBLE ASSETS - Less accumulated
  amortization of $3,688 and $3,589                      4,076              4,175
OTHER ASSETS, net                                          389                395
DEFERRED INCOME TAXES                                    5,857              6,056
                                                       -------            -------
TOTAL ASSETS                                           $52,919            $53,851
                                                       =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable - trade                             $ 3,617            $ 4,232
  Accrued expenses and other current
   liabilities                                           5,595              6,744
  Current maturities of long-term debt                   4,016              2,247
                                                       -------            -------
        Total current liabilities                       13,228             13,223
                                                       -------            -------
LONG-TERM DEBT - net of current maturities              19,789             21,700

OPERATING LEASE DEFERRED CREDIT                            995                995

COMMITMENTS AND CONTINGENCIES                               --                 --

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000 shares;
   issued, 5,249 shares                                     52                 52
  Additional paid-in capital                            14,743             14,743
  Retained earnings                                     12,463             11,489
                                                       -------            -------
                                                        27,258             26,284
  Less treasury stock, 2,068 shares                      8,351              8,351
                                                       -------            -------
        Total shareholders' equity                      18,907             17,933
                                                       -------            -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $52,919            $53,851
                                                       =======            =======


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS & RETAINED EARNINGS (Unaudited) (In Thousands, Except per share amounts)
----------------------------------------

                                                          13 Weeks Ended
                                                 ---------------------------------
                                                 December 29,         December 30,
                                                     2001                 2000
                                                     ----                 -----
NET SALES                                          $25,780              $30,815

COST OF SALES                                        6,310                7,854
                                                   -------              -------

GROSS RESTAURANT PROFIT                             19,470               22,961

MANAGEMENT FEE INCOME                                   55                  138
                                                   -------              -------
                                                    19,525               23,099
                                                   -------              -------
OPERATING EXPENSES
  Payroll and payroll benefits                       8,481               11,207
  Occupancy                                          3,925                4,152
  Depreciation and amortization                      1,339                1,438
  Other                                              2,621                3,647
                                                   -------              -------
                                                    16,366               20,444
                                                   -------              -------

INCOME FROM RESTAURANT OPERATIONS                    3,159                2,655

GENERAL AND ADMINISTRATIVE EXPENSES                  1,396                1,632
                                                   -------              -------

OPERATING INCOME                                     1,763                1,023
                                                   -------              -------

OTHER EXPENSE (INCOME):
  Interest expense, net                                321                  710
  Other income                                        (181)                 (50)
                                                   -------              -------
                                                       140                  660
                                                   -------              -------
INCOME BEFORE INCOME TAXES                           1,623                  363

PROVISION FOR INCOME TAXES                             649                  138
                                                   -------              -------

NET INCOME                                             974                  225

RETAINED EARNINGS, Beginning of period              11,489               18,337
                                                   -------              -------
RETAINED EARNINGS, End of period                   $12,463              $18,562
                                                   =======              =======
PER SHARE INFORMATION - BASIC & DILUTED:
NET INCOME                                            $.31                 $.07

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC            3,181                3,182
                                                   =======              =======
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED          3,184                3,182
                                                   =======              =======


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                             13 Weeks Ended
                                                                    --------------------------------
                                                                    December 29,        December 30,
                                                                        2001                2000
                                                                        ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                           $   974             $   225
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization of fixed assets                      1,233               1,332
     Amortization of intangibles                                          106                 106
     Deferred income taxes                                                199                  --
 Changes in assets and liabilities:
     Decrease (Increase) in accounts receivable                          (891)              1,025
     Decrease (Increase) in inventories                                    50                (198)
     Decrease (Increase) in prepaid expenses & other
       current assets                                                     (82)               (108)
     Decrease (Increase) in refundable & prepaid taxes                    265                 (27)
     Decrease (Increase) in other assets                                    6                (129)
     Increase (Decrease) in accounts payable - trade                     (615)               (604)
     Increase (Decrease) in accrued expenses and other
       current liabilities                                             (1,149)             (1,386)
                                                                      -------             -------
       Net cash provided by (used in) operating activities                 96                 236
                                                                      -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                (8)             (1,105)
  Issuance of long-term receivables                                       (23)                (25)
  Payments received on long-term receivables                               77                  93
                                                                      -------             -------
       Net cash provided by (used in) investing activities                 46              (1,037)
                                                                      -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                              1,000               1,450
  Proceeds from sale leaseback                                             --               1,559
  Principal payment on long-term debt                                  (1,142)             (1,773)
                                                                      -------             -------
       Net cash provided by (used in) financing activities               (142)              1,236
                                                                      -------             -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       --                 435

CASH AND CASH EQUIVALENTS, beginning of period                             --                 697
                                                                      -------             -------
CASH AND CASH EQUIVALENTS, end of period                              $    --             $ 1,132
                                                                      =======             =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during period for:
   Interest                                                           $   355             $   744
                                                                      =======             =======
   Income taxes                                                       $   185             $   360
                                                                      =======             =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
-----------------------------------------------------
1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 29, 2001 and results of operations and changes in cash flows for the periods ended December 29, 2001 and December 30, 2000 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 2001. The results of operations for the period ended December 29, 2001 are not necessarily indicative of the operating results for the full year.

2. IMPACT OF NEW ACCOUNTING STANDARDS

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

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Statement is effective for the Company at the beginning of fiscal year 2003. The Company is in the process of evaluating the financial statement impact of this standard.

3. EFFECTS OF THE SEPTEMBER 11, 2001 TERRORISTS ATTACKS

   One Company restaurant, the Grill Room, suffered some damage. The restaurant is located in an office building adjacent to the World Trade Center (in 2 World Financial Center) and will likely not reopen until late in fiscal 2002 due to the damage sustained by the office building. Several other restaurants were also closed from several days to a month due to their proximity to the World Trade Center. The Company has extensive property and business interruption insurance policies and the Company ultimately expects to recover a substantial portion of its physical costs and business interruption losses at these restaurants. The Company has recorded $250,000 in the quarter ended December 29, 2001 for partial insurance recoveries of certain out of pocket costs incurred. Additional recoveries are expected in future quarters.

4. LONG-TERM DEBT

     The Company's Revolving Credit and Term Loan Facility with its main bank (Bank Leumi USA), as amended November 2001 and December 2001, includes a $26,000,000 facility to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The Company had borrowings of $22,600,000 outstanding on this facility at December 29, 2001. Outstanding loans bear interest at 1/2% above the bank's prime rate and at December 29, 2001 the interest rate on outstanding loans was 5.25%. Any outstanding loans on June 30, 2002 in excess of $22,000,000 are due in full and the balance can be converted into a term loan payable over 36 months. The facility also includes a $1,000,000 letter of credit facility for use in lieu of lease security deposits. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

     The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing facilities and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such facilities.

     The agreement includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The agreement also contains financial covenants such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. The Company was in compliance with all covenants at December 29, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
        -----------------------------------
     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Certain of these risks are discussed under the heading "forward-looking statements" in the Company's annual report on form 10-K for the fiscal year ended September 29, 2001.

Net Sales
---------
     Net sales at restaurants and bars owned by the Company decreased by 16.3%, from $30,815,000 to $25,780,000, in the 13-week period ended December 29, 2001 from the comparable period last year. The Company's primary markets, New York, Washington DC and Las Vegas rely heavily on tourism and corporate business, and therefore the terrorist attacks of September 11th greatly impacted the sales results for the quarter. Net sales decreased by $1,060,000 as a restaurant (the Grill Room) located in an office building adjacent to the World Trade Center was closed due to damage sustained by the office building. Such restaurant (the Grill Room) will likely not reopen until late in fiscal 2002. Net sales also decreased by $3,770,000 from a 13% decrease in same store sales on a Company-wide basis. The decrease in same store sales was 11.3% in Las Vegas, 12.7% in New York City and 19.6% in Washington, D.C.

Costs and Expenses
------------------
     The Company's cost of sales consists only of food and beverage costs at restaurants and bars owned by the Company. For the 13-week period ended December 29, 2001 cost of sales as a percentage of net sales decreased to 24.5% from 25.5% for the comparable period last year.

     Operating expenses of the Company, consisting of restaurant payroll, occupancy and other expenses at restaurants and bars owned by the Company, as a percentage of net sales, decreased to 63.5% for the 13-week period ended December 29, 2001 from 66.3% last year. Restaurant payroll as a percentage of net sales decreased to 32.9% from 36.4% in the prior year and other operating expenses as a percentage of net sales decreased to 10.2% as compared to 11.8% in the prior year. The Company aggressively adapted its cost structure in response to lowered sales expectations following September 11th. Occupancy expense, as a percentage of net sales, increased to 15.2% as compared to 13.5% last year. A significant portion of occupancy costs are fixed, thus the 16.3% decline in net sales was offset by only a 5.5% decrease in occupancy expenses.

     General and administrative expenses, as a percentage of net sales, remained constant at approximately 5.4% for the 13-week period ended December 29, 2001 as compared to last year. The Company has reduced its general and administrative structure in response to September 11th.

     The Company had net income of $974,000 for the 13-week period ended December 29, 2001 as compared to net income of $225,000 last year.

     Net sales of managed restaurants were $667,000 during the 13-week period ended December 29, 2001 as compared to $1,572,000 last year. Three restaurants, which the Company managed at one site in Boston, Massachusetts, closed in December 2000 as the lease expired and was not renewed by the landlord. The Company managed one restaurant at December 29, 2001. Net sales of managed restaurants are not included in consolidated net sales.

     Interest expense was $355,000 for the 13-week period ended December 29, 2001 as compared to $744,000 last year. The significant decrease in interest expense is principally due to lower outstanding borrowings on the Company's revolving credit facility and the effect of numerous reductions in the prime borrowing rate over the past year.

Income Taxes
------------
     The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each subsidiary on a non consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

     For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income, with the exception of the restaurants, which operate in the District of Columbia. Accordingly, the Company's overall effective income tax rate has varied depending on the level of the losses incurred at individual subsidiaries.

     The Company's overall effective tax rate in the future will be affected by factors such as the level of losses incurred at the Company's New York facilities (which cannot be consolidated for state and local tax purposes), pre-tax income earned outside of New York City (Nevada has no state income tax and other states in which the Company operates have income tax rates substantially lower in comparison to New York) and the utilization of state and local net operating loss carry forwards. In order to more effectively utilize tax loss carry forwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries.

     The Revenue Reconciliation Act of 1993 provides a tax credit for FICA taxes paid by the Company on tip income of restaurant service personnel. The Company estimates that this credit will be in excess of $500,000 for the current year.

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

     As a result of amendments to the Revolving Credit Facility in November 2001 and December 2001, the financial covenants were amended for forthcoming periods, the conversion date of the existing facility was postponed from December 27, 2001 to June 30, 2002, and the Company may borrow up to $26,000,000 until June 30, 2002. At June 30, 2002, the Company is required to repay any borrowings to the extent such borrowings exceed $22,000,000 and the revolving loans can be converted into term loans payable over 36 months.

      The Company had a working capital deficit of $5,170,000 at December 29, 2001, as compared to a working capital deficit of $5,809,000 at September 29, 2001. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

     The Revolving Credit Facility limits the amount of indebtedness that may be incurred by the Company. Certain provisions of the agreement may impair the Company's ability to borrow funds. The agreement contains certain financial covenants such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. The Company was in compliance with all covenants at December 29, 2001.

     The Company does not anticipate any capital-intensive projects during fiscal 2002 and expects that a significant portion of its projected cash flow will be applied to debt reduction.

Restaurant Expansion
--------------------
     The Company will shortly begin constructing a 200-seat restaurant and bar at the Neonopolis Center at Fremont Street in downtown Las Vegas, Nevada. The Company received a $2,400,000 construction and operating allowance from the landlord and expects to construct and open the restaurant within the limits of that allowance.

     The Company is not currently committed to any other projects.

Events of September 11, 2001
----------------------------
     The Company experienced severe sales decreases in the immediate aftermath of the September 11th terrorist attacks. The Company continues to experience negative same store sales, although on a much improved level as compared to the immediate weeks following the attack. The Company has aggressively reduced its cost structure at restaurants and at the corporate level. In addition, the Company's Revolving Credit Facility has been amended in the manner described above under "Liquidity and Sources of Capital". As a result and given recent sales trends, the Company believes that it will generate sufficient cash flow in fiscal 2002 to meet its debt obligations.

     One Company restaurant, the Grill Room, suffered some damage. The restaurant is located in an office building adjacent to the World Trade Center (in 2 World Financial Center) and will likely not reopen until late in fiscal 2002 due to the damage sustained by the office building. Several other Company restaurants were closed from several days to a month due to their proximity to the World Trade Center. The Company has extensive property and business interruption insurance policies and the Company ultimately expects to recover a substantial portion of its physical costs and business interruption losses at these restaurants. The Company has recorded $250,000 in the quarter ended December 29, 2001 for partial insurance recoveries of certain out of pocket costs incurred. Additional recoveries are expected in future quarters.

     The Company believes that its restaurant and food court operations at the Aladdin in Las Vegas, Nevada were significantly impaired by the events of September 11th. The restaurant and food court operations experienced severe sales declines in the aftermath of September 11th and the Aladdin itself declared bankruptcy on September 28, 2001. The Company continues to operate the business pending the resolution of the Aladdin bankruptcy proceedings, but an impairment charge of $10,045,000 was recorded in fiscal 2001.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        ----------------------------------------------------------
     The Company is exposed to market risk from changes in interest rates with respect to its outstanding credit agreement with its main bank, Bank Leumi USA. The revolving credit line bears interest at prime plus one-half percent. See "Liquidity and Sources of Capital" above.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a) Exhibits - None

(b) Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 8, 2002

         ARK RESTAURANTS CORP.

         By /S/ Michael Weinstein
            ---------------------
                Michael Weinstein, President and
                Chief Executive Officer

         By /S/ Andrew B. Kuruc
            --------------------
                Andrew B. Kuruc
                Senior Vice President, Chief Financial
                Officer and Controller