Form 10-Q
period 2002-03-30
ARK RESTAURANTS CORP
filed 2002-05-14
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


             (Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 0-14030


                              ARK RESTAURANTS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                New York                                 13-3156768
-----------------------------------------         ----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

   85 Fifth Avenue, New York, New York                     10003
-----------------------------------------         ----------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including
area code                                             (212) 206-8800
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


                                 Yes X    No
                                    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                            Outstanding shares at May 10, 2002
------------------------------              ----------------------------------
(Common stock, $.01 par value)                          3,181,299

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEX
================================================================================



PART I - FINANCIAL INFORMATION:                                                             Page
                                                                                            ----
 Item 1. Consolidated Financial Statements:

    Consolidated Condensed Balance Sheets - March 30, 2002
     (Unaudited) and September 29, 2001                                                        3

    Consolidated Condensed Statements of Operations and Retained Earnings -
     13-week periods ended March 30, 2002 (Unaudited) and March 31, 2001
     (Unaudited) and 26-week periods ended March 30, 2002 (Unaudited) and March
     31, 2001  (Unaudited)                                                                     4

    Consolidated Condensed Statements of Cash Flows - 26-week periods
     ended March 30, 2002 (Unaudited) and March 31, 2001 (Unaudited)                           5

    Notes to Consolidated Condensed Financial
     Statements (Unaudited)                                                                  6-8

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                9-14


 Item 3. Quantitative and Qualitative Disclosures about Market Risk                           14


PART II - OTHER INFORMATION:

 Item 4. Submission of Matters to a Vote of Security Holders                                  15

 Item 6. Exhibits and Reports on Form 8-K                                                     15


Part I - Financial Information
Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
------------------------------------------------------------------------------------------------------
                                                                    March 30,            September 29,
                                                                      2002                   2001
                                                                   ----------           -------------
                                                                  (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $    52                 $     -
  Accounts receivable                                                 2,559                   2,273
  Inventories                                                         1,983                   2,110
  Current portion of long-term receivables                              151                     203
  Prepaid expenses and other current assets                             777                     655
  Refundable and prepaid income taxes                                   978                   1,119
  Deferred income taxes                                                 278                     278
                                                                    -------                 -------
        Total current assets                                          6,778                   6,638

LONG-TERM RECEIVABLES                                                 1,030                   1,082

FIXED ASSETS - At Cost:
  Leasehold improvements                                             33,699                  33,699
  Furniture, fixtures and equipment                                  28,141                  27,972
  Leasehold improvements in progress                                     44                      93
                                                                    -------                 -------
                                                                     61,884                  61,764
  Less accumulated depreciation and
   amortization                                                      29,513                  27,035
                                                                    -------                 -------
                                                                     32,371                  34,729
INTANGIBLE ASSETS - Less accumulated
  amortization of $3,787 and $3,589                                   3,977                   4,175

DEFERRED INCOME TAXES                                                 5,857                   6,056

OTHER ASSETS                                                            397                     395
                                                                    -------                 -------

TOTAL ASSETS                                                        $50,410                 $53,075
                                                                    =======                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                          $ 3,045                 $ 4,232
  Accrued expenses and other current
   liabilities                                                        5,340                   6,744
  Current maturities of long-term debt                                5,196                   2,247
                                                                    -------                 -------
        Total current liabilities                                    13,581                  13,223

LONG-TERM DEBT - net of current maturities                           17,876                  21,700

OPERATING LEASE DEFERRED CREDIT                                         995                     995

COMMITMENTS AND CONTINGENCIES                                             -                       -

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000 shares;
   issued, 5,249 shares                                                  52                      52
  Additional paid-in capital                                         14,743                  14,743
  Treasury stock, 2,068 shares                                       (8,351)                 (8,351)
  Receivable from stockholders                                         (760)                   (776)
  Retained earnings                                                  12,274                  11,489
                                                                    -------                 -------
        Total shareholders' equity                                   17,958                  17,157
                                                                    -------                 -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $50,410                 $53,075
                                                                    =======                 =======


See notes to consolidated condensed financial statements


ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited) (In Thousands, Except per share amounts)
--------------------------------------------------------------------------------------------------------------
                                                      13 Weeks Ended                       26 Weeks Ended
                                                ---------------------------        ---------------------------
                                                March 30,         March 31,        March 30,         March 31,
                                                  2002              2001             2002              2001
                                                ---------         ---------        ---------         ---------
TOTAL REVENUES                                  $26,287           $28,443          $52,213           $59,431

COST & EXPENSES:

Food & beverage cost of sales                     6,775             7,349           13,085            15,203
Payroll expenses                                  9,147            10,658           17,629            21,864
Occupancy expenses                                4,254             4,594            8,178             8,746
Other operating costs and expenses                3,311             3,607            5,932             7,254
General and administrative expenses               1,535             1,670            2,931             3,302
Depreciation and amortization expenses            1,352             1,481            2,691             2,920
Joint venture losses                                  -               150                -               150
                                                -------           -------          -------           -------
  Total costs and expenses                       26,374            29,509           50,446            59,439

OPERATING INCOME (LOSS)                             (87)           (1,066)           1,767                (8)
                                                -------           -------          -------           -------

OTHER (INCOME) EXPENSE:

Interest expense, net                               293               624              615             1,333
Other income                                        (68)              (77)            (159)              (91)
                                                -------           -------          -------           -------
  Total other (income) expense                      225               547              456             1,242
                                                -------           -------          -------           ----------

INCOME (LOSS) before provision
  (benefit) for income taxes                       (312)           (1,613)           1,311            (1,250)

PROVISION (BENEFIT) for income taxes               (123)             (613)             526              (475)
                                                -------           -------          -------           -------

NET INCOME (LOSS)                                  (189)           (1,000)             785              (775)

RETAINED EARNINGS, Beginning
  of period                                      12,463            18,562           11,489            18,337
                                                -------           -------          -------           -------

RETAINED EARNINGS, End of period                $12,274           $17,562          $12,274           $17,562
                                                =======           =======          =======           =======

PER SHARE INFORMATION - BASIC & DILUTED:

NET INCOME (LOSS)                                ($.06)            ($.31)            $.25             ($.24)
                                                  ====              ====             ====              ====

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC           3,181             3,182            3,181             3,182
                                                 ======            ======           ======            ======

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED         3,181             3,182            3,199             3,182
                                                 ======            ======           ======            ======


See notes to consolidated condensed financial statements


ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------------------

                                                                         26 Weeks Ended
                                                                    -----------------------
                                                                    March 30,     March 31,
                                                                      2002           2001
                                                                    ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                  $   785       $  (775)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Write-off of joint venture advances                                   -           150
     Depreciation and amortization of fixed assets                     2,478         2,706
     Amortization of intangibles                                         213           214
     Deferred income taxes                                               199             -
  Changes in assets and liabilities:
     Accounts receivable                                                (286)        1,266
     Inventories                                                         127           (46)
     Prepaid expenses and other current assets                          (137)         (141)
     Refundable and prepaid income taxes                                 141          (636)
     Other assets                                                         (2)         (136)
     Accounts payable - trade                                         (1,187)         (739)
     Accrued expenses and other current liabilities                   (1,404)       (1,519)
                                                                     -------       -------

      Net cash provided by operating activities                          927           344
                                                                     -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets, net                                        (120)       (1,400)
  Issuance of long term receivables                                      (46)          (49)
  Payments received on long-term receivables                             150         1,026
                                                                     -------       -------

      Net cash in investing activities                                   (16)         (423)
                                                                     -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                           1,500         3,300
  Principal payment on long-term debt                                 (2,375)       (5,052)
  Proceeds from sale leaseback                                             -         1,559
  Payment of accounts receivables from stockholders                       16             -
  Purchase of treasury stock                                               -            (2)
                                                                     -------       -------

      Net cash used in financing activities                             (859)         (195)
                                                                     -------       -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      52          (274)

CASH AND CASH EQUIVALENTS, beginning of period                             -           697
                                                                     -------       -------

CASH AND CASH EQUIVALENTS, end of period                             $    52       $   423
                                                                     =======       =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                          $   681       $ 1,417
                                                                     =======       =======

   Income taxes                                                      $   187       $   360
                                                                     =======       =======


See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------
1. Consolidated Condensed Financial Statements

   The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 30, 2002 and results of operations and changes in cash flows for the periods ended March 30, 2002 and March 31, 2001 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 2001. The results of operations for the periods ended March 30, 2002 are not necessarily indicative of the operating results for the full year.

   Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

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

3. EFFECTS OF THE SEPTEMBER 11, 2001 TERRORISTS ATTACKS

   One Company restaurant, the Grill Room, suffered some damage. The restaurant is located in an office building adjacent to the World Trade Center (in 2 World Financial Center) and will likely not reopen until late in fiscal 2002 due to the damage sustained by the office building. Several other restaurants were also closed from several days to a month due to their proximity to the World Trade Center. The Company has extensive property and business interruption insurance policies and the Company ultimately expects to recover a significant portion of its physical costs and business interruption losses at these restaurants. The Company has recorded $450,000 as a reduction of other operating costs and expenses for the twenty-six week period ended March 30, 2002 for partial insurance recoveries of certain out of pocket costs and business interruption losses incurred. Additional recoveries are expected in future quarters as the assessment of the damages is finalized.

   The Company believes that its restaurant and food court operations at Desert Passage which adjoins the Aladdin Casino Resort in Las Vegas, Nevada (the "Aladdin") were significantly impaired by the events of September 11th. The restaurant and food court operations experienced severe sales declines in the aftermath of September 11th and the Aladdin declared bankruptcy on September 28, 2001. The Company determined that an impairment analysis under SFAS No. 121 needed to be performed.

   Based upon the sum of the future undiscounted cash flow related to the Company's long-lived assets at the Aladdin, the Company determined that impairment had occurred. To estimate the fair value of such long-lived assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. Therefore, the Company determined that there was no value to such long-lived assets. The Company had an investment of $8,445,000 in leasehold improvements, and furniture, fixtures and equipment. The Company believes that these assets would have nominal, if any, value upon disposal. In addition, the estimated future payments under the lease for kitchen equipment at the location totaled $1,600,000. The Company believes that unless there is a significant change in current business circumstances the lease will be abandoned. The Company recorded in the fiscal year ended September 29, 2002 an impairment charge of $8,445,000 for the net book value of the assets and recorded an additional $1,600,000 of expense and liability for the future lease payments.

4. LONG-TERM DEBT

   The Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), as amended November 2001 and December 2001, includes a $26,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The Company had borrowings of $22,000,000 outstanding on this Facility at March 30, 2002. Outstanding loans bear interest at 1/2% above the bank's prime rate and at March 30, 2002 the interest rate on outstanding loans was 5.25%. Any outstanding loans on June 30, 2002 in excess of $22,000,000 are due in full and the balance can be converted into a term loan payable over 36 months. The Facility also includes a $1,000,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $889,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

  The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

  The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 the Company received a waiver for covenants that the Company was not in compliance with at September 29, 2001 and certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company was in compliance with all covenants at March 30, 2002.

5. RECEIVABLE FROM STOCKHOLDERS

   Receivable from stockholders includes amounts due from officers and directors totaling $717,000 at March 30, 2002 and March 31, 2001, respectively. Such amounts which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest at 1/2% above prime.

6. INCOME PER SHARE OF COMMON STOCK

   Net income per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted earnings per share, the additional dilutive effect of common stock equivalents. Common stock equivalents using the treasury stock method consist of dilutive stock options and warrants.

   For the 13-weeks ended March 30, 2002, options to purchase 438,000 shares of common stock at price range of $6.30 to $12.00 are not included in diluted earnings per share as the Company had a loss for the quarter. For the 13-weeks ended March 31, 2001, options and warrants to purchase 377,000 shares of common stock at price range of $7.50 to $12.00 are not included in diluted earnings per share as the Company had a loss for the quarter. Due to the loss for the quarter any common stock equivalents would have been antidilutive.

7. RELATED PARTY TRANSACTIONS

   Mr. Donald D. Shack, a director of the Company, is a member of the firm Shack Siegel Katz Flaherty & Goodman P.C., general counsel to the Company. The Company incurred $263,000 and $250,000 in legal fees to such firm during the 26-week periods ended March 30, 2002 and March 31, 2001, respectively.

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


Revenues

   Total revenues decreased 7.6% in the 13-week period ended March 30, 2002 from the comparable period ended March 31, 2001. The Company's primary markets, New York, Washington DC and Las Vegas rely heavily on tourism and corporate business, and therefore the terrorist attacks of September 11th still greatly impacted the sales results for the quarter. Total revenues decreased by $874,000 as a restaurant (the Grill Room) located in an office building adjacent to the World Trade Center was closed due to damage sustained. Such restaurant (the Grill Room) will likely not reopen until late in fiscal 2002. Total revenues also decreased by $1,688,000 from a 6.2% decrease in same store sales on a Company-wide basis. This decrease is an improvement in comparison to 13% same store sale decline in the 13-weeks ended December 29, 2001. The New York and Las Vegas markets have rebounded considerably while Washington DC continues to lag. The decrease in same store sales was 5.1% in Las Vegas, 4.0% in New York City and 16.4% in Washington, D.C. Such decreases were principally due to a decrease in customer counts.

   Total revenues decreased 12.1% in the 26-week period ended March 30, 2002 from the comparable period ended March 31, 2001. Total revenues decreased by $1,934,000 as a restaurant (the Grill Room) was closed. Total revenues also decreased by $5,279,000 from a 9.5% decrease in same store sales on a Company-wide basis. The decrease in same store sales was 7.6% in Las Vegas, 8.9% in New York City and 18.2% in Washington, D.C. Such decreases were principally due to a decrease in customer counts.


Costs and Expenses

   Food and beverage costs for the 13-week period ended March 30, 2002 as a percentage of total revenues remained constant at 25.8% as compared to last year, while food and beverage costs as a percentage of total revenues for the 26-week period ended March 30, 2002 was 25.1% as compared to 25.6% last year.

   Payroll expenses as a percentage of total revenues decreased to 34.8% for the 13-weeks ended March 20, 2002 as compared to 37.5% last year and also decreased in the 26-weeks ended March 30, 2002 to 33.8% of total revenues as compared to 36.8% last year. The Company aggressively adapted its cost structure in response to lower sales expectations following September 11th. Payroll head count at March 30, 2002 is approximately 300 personnel (13%) lower than the comparable period last year through a combination of layoffs and delayed seasonal hiring. Severance pay to key personnel was approximately $50,000 for the 26-weeks ended March 30, 2002.

   Occupancy and other expenses as a percentage of total revenues remained constant at approximately 28.8% for the 13-weeks ended March 30, 2002 as compared to last year and were 27.0% for the 26-week period ended March 30, 2002 as compared to 26.9% last year.

      General and administrative expenses, as a percentage of total revenues, remained constant at 5.9% for the 13-week period ended March 30, 2002 as compared to last year and were constant at 5.6% during the 26-week period ended March 30, 2002 as compared to last year. The Company has reduced its general and administrative expenses in response to September 11th.

      Interest expense was $293,000 for the 13-week period ended March 30, 2002 as compared to $624,000 last year and interest expense for the 26-week period ended March 30, 2002 was $615,000 as compared to $1,333,000 last year. The significant decrease in both periods as compared to last year is due to lower outstanding borrowings on the Company's revolving credit facility and the benefit from significant rate decreases in the prime-borrowing rate.

      The Company had a net loss of $189,000 for the 13-week period ended March 30, 2002 as compared to a net loss of $1,000,000 last year and had a net profit of $785,000 for the 26-week period ended March 30, 2002 as compared to a net loss of $775,000 last year.

      Net sales of managed restaurants were $1,281,000 during the 26-week period ended March 30, 2002 as compared to $2,249,000 last year. In December 2000, three restaurants which the Company managed at one site in Boston, Massachusetts closed as the lease expired and was not renewed by the landlord. At March 30, 2002 the Company managed one restaurant. Net sales of managed restaurants are not included in consolidated net sales.


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

      As a result of the enactment of the Revenue Reconciliation Act of 1993, the Company is entitled to a tax credit based on the amount of FICA taxes paid by the Company with respect to the tip income of restaurant service personnel. The Company estimates that this credit will be in excess of $500,000 for the current year.

   The Company and the Internal Revenue Service finalized the adjustments to the Company's federal income tax for the fiscal years ended September 30, 1995 through October 3, 1998. The adjustments primarily relate to travel and meal expenses for which the Internal Revenue Service asserts the Company did not comply with certain record keeping requirements of the Internal Revenue Code. The settlement did not have a material effect on the Company's financial condition.


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

   The Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), as amended November 2001 and December 2001, includes a $26,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The Company had borrowings of $22,000,000 outstanding on this Facility at March 30, 2002. Outstanding loans bear interest at 1/2% above the bank's prime rate and at March 30, 2002 the interest rate on outstanding loans was 5.25%. Any outstanding loans on June 30, 2002 in excess of $22,000,000 are due in full and the balance can be converted into a term loan payable over 36 months. The Facility also includes a $1,000,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $889,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

   At March 30, 2002, the Company had a working capital deficit of $6,803,000 as compared to a working capital deficit of $6,585,000 at September 29, 2001. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

   The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

   The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 the Company received a waiver for covenants that the Company was not in compliance with at September 29, 2001 and certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company was in compliance with all covenants at March 30, 2002.

   In November 2000, the Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 to refinance the purchase of various restaurant equipment at Dessert Passage, which adjoins the Aladdin Casino Resort in Las

Vegas, Nevada (the "Aladdin"). The lease, which is accounted for as an operating lease, bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $31,785 until maturity in November 2004 at which time the Company has an option to purchase the equipment for $519,440. Alternatively, the Company can extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,242. At September 29, 2001 the Company determined that its food service operations at the Aladdin were impaired and the lease will be abandoned unless there is a significant change in current business circumstances. Accordingly the Company accrued $1,600,000 of estimated future lease payments on this lease. (See events of September 11th below)

   The Company does not anticipate any capital-intensive projects during fiscal 2002 and expects that a significant portion of its projected cash flow will be applied to debt reduction.


Restaurant Expansion

   The Company will soon open a 200-seat restaurant and bar (the Saloon) at the Neonopolis Center at Fremont Street in downtown Las Vegas, Nevada. The Company received a $2,400,000 construction and operating allowance from the landlord and expects to construct and open the restaurant within the limits of that allowance.

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

   One Company restaurant, the Grill Room, suffered some damage. The restaurant is located in an office building adjacent to the World Trade Center (in 2 World Financial Center) and will likely not reopen until late in fiscal 2002 due to the damage sustained by the office building. Several other Company restaurants were closed from several days to a month due to their proximity to the World Trade Center. The Company has extensive property and business interruption insurance policies and the Company ultimately expects to recover a significant portion of its physical costs and business interruption losses at these restaurants. The Company has recorded $450,000 as a reduction of other operating costs and expenses in the 26-weeks ended March 30, 2002 for partial insurance recoveries of certain out of pocket costs and business interruption losses incurred. Additional recoveries are expected in future quarters as the assessment of the damages is finalized.

   The Company believes that its restaurant and food court operations at Desert Passage which adjoins the Aladdin Casino Resort in Las Vegas, Nevada (the "Aladdin") were significantly impaired by the events of September 11th. The restaurant and food court operations experienced severe sales declines in the aftermath of September 11th and the Aladdin declared bankruptcy on September 28,

2001. The Company determined that an impairment analysis under SFAS No. 121 needed to be performed.

   Based upon the sum of the future undiscounted cash flow related to the Company's long-lived assets at the Aladdin, the Company determined that impairment had occurred. To estimate the fair value of such long-lived assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. Therefore, the Company determined that there was no value to such long-lived assets. The Company had an investment of $8,445,000 in leasehold improvements, and furniture, fixtures and equipment. The Company believes that these assets would have nominal, if any, value upon disposal. In addition, the estimated future payments under the lease for kitchen equipment at the location totaled $1,600,000. The Company believes that unless there is a significant change in current business circumstances the lease will be abandoned. The Company recorded in the fiscal year ended September 29, 2001 an impairment charge of $8,445,000 for the net book value of the assets and recorded an additional $1,600,000 of expense and liability for the future lease payments.

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


Critical Accounting Policies and Estimates

   The preparation of financial statements requires the application of certain accounting policies, which may require the Company to make estimates and assumptions of future events. In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and actual results, could differ from those estimates. Although management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial position or the results of operation, differences in actual results could be material to the financial statements.

   The Company's significant accounting policies are more fully described in
Note 1 to the Company's annual report on Form 10-K for the year ended September 29, 2001. Below are listed certain policies that management believes are critical.

   Fixed Assets - The Company annually assesses any impairment in value of long-lived assets and certain identifiable intangibles to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value the Company then reduces the asset to its fair value. Fair value is generally calculated using discounted cash flows. Various factors such as sales growth and operating margins and proceeds from a sale are part of this analysis. Future results could differ from the Company's projections with a resulting adjustment to income in such period.

   Deferred Income Tax Valuation Allowance - The Company provides such allowance due to uncertainty that some of the deferred tax amounts may not be realized. Certain items, such as state and local tax loss carryforwards, are dependent on future earnings or the availability of tax strategies. Future results could require an increase or decrease in the valuation allowance and a resulting adjustment to income in such period.


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


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk from changes in interest rates with respect to its outstanding credit agreement with its main bank, Bank Leumi USA. The revolving credit line bears interest at prime plus one-half percent and is scheduled to convert on June 30, 2002 to a term loan payable over three years. Based upon a $22,000,000 term loan and a 100 basis point change in interest rates, interest expense would change by $189,000 in the one-year period beginning March 31, 2002.

Part II - Other Information

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company held its annual meeting of stockholders on March 27, 2002. The following matters were submitted to a vote of the Company's stockholders:

(i)   The election of nine directors;
(ii)  An amendment to the Company's Certificate of Incorporation.
(iii) The ratification of the appointment of Deloitte & Touche LLP as independent auditors for the 2002 fiscal year.

   The Company's stockholders re-elected the entire Board of Directors consisting of Ernest Bogen, Michael Weinstein, Vincent Pascal, Robert Towers, Andrew Kuruc, Paul Gordon, Donald D.Shack, Jay Galin and Bruce Lewin. Each director received at least 99% of the votes cast at the meeting.

   The Company's stockholders approved an amendment to the Company's Certificate of Incorporation by a vote of 1,705,187 for, 12,996 against, 1,346,472 non-votes and 900 abstentions.

   The Company's stockholders ratified the Board of Director's appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2002 fiscal year by a vote of 3,064,555 for, 1,000 against and no abstentions.


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

      3.4 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on May 13, 1997, incorporated by reference to Exhibit 3.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 1997.

     *3.5 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002.

      3.6    By-Laws of the Registrant, incorporated by reference to
             Exhibit 3.4 to the 1994 10-K.


*Filed herewith.

(b)      Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:             May 10, 2002

                  ARK RESTAURANTS CORP.

                  By /s/ Michael Weinstein
                  ---------------------------------
                  Michael Weinstein, President &
                  Chief Executive Officer

                  By /s/ Andrew Kuruc
                  ---------------------------------
                  Andrew Kuruc,
                  Chief Financial Officer, Senior
                  Vice President, Controller and
                  Principal Accounting Officer