Form 10-Q
period 2002-06-29
ARK RESTAURANTS CORP
filed 2002-08-13
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              (Mark one)

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2002

                                       OR

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

                           Yes   X    No
                               -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                      Outstanding shares at August 12, 2002
----------------------------         -------------------------------------
(Common stock, $.01 par value)                    3,181,299

ARK RESTAURANTS CORP. AND SUBSIDIARIES
---------------------------------------------------------------------------

INDEX
---------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION:                                                                                    Page
                                                                                                                   ----

Item 1.  Consolidated Financial Statements:

Consolidated Condensed Balance Sheets - June 29, 2002
(Unaudited) and September 29, 2001                                                                                 3

Consolidated Condensed Statements of Operations and Retained Earnings - 13-week periods ended June 29, 2002 (Unaudited) and June 30, 2001 (Unaudited) and
39-week periods ended June 29, 2002 (Unaudited) and June 30, 2001
(Unaudited)                                                                                                        4

Consolidated Condensed Statements of Cash Flows - 39-week periods
ended June 29, 2002 (Unaudited) and June 30, 2001 (Unaudited)                                                      5

Notes to Consolidated Condensed Financial Statements (Unaudited)                                                   6-9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                     10-15


Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                16


PART II - OTHER INFORMATION:


Item 6. Exhibits and Reports on Form 8-K                                                                           16


Part I - Financial Information
Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
-------------------------------------------------------------------------------



                                                        June 29,     September 29,
                                                         2002            2001
                                                       --------        --------
ASSETS                                               (unaudited)
------
CURRENT ASSETS:
  Cash and cash equivalents                            $    282        $   --
  Accounts receivable                                     2,565           2,273
  Inventories                                             1,953           2,110
  Current portion of long-term receivables                  153             203
  Prepaid expenses and other current assets                 785             655
  Refundable and prepaid income taxes                      --             1,119
  Deferred income taxes                                     278             278
                                                       --------        --------
        Total current assets                              6,016           6,638

LONG-TERM RECEIVABLES                                       992           1,082

FIXED ASSETS - At Cost:
  Leasehold improvements                                 33,699          33,699
  Furniture, fixtures and equipment                      28,242          27,972
  Leasehold improvements in progress                        268              93
                                                       --------        --------
                                                         62,209          61,764
  Less accumulated depreciation and
   amortization                                          30,626          27,035
                                                       --------        --------
                                                         31,583          34,729

INTANGIBLE ASSETS - Less accumulated
  amortization of $3,837 and $3,589                       3,927           4,175

DEFERRED INCOME TAXES                                     5,857           6,056

OTHER ASSETS                                                342             395
                                                       --------        --------

TOTAL ASSETS                                           $ 48,717        $ 53,075
                                                       ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                             $  3,528        $  4,232
  Accrued income taxes                                      117            --
  Accrued expenses and other current
   liabilities                                            5,397           6,744
Current maturities of long-term debt                      7,036           2,247
                                                       --------        --------
        Total current liabilities                        16,078          13,223

LONG-TERM DEBT - net of current maturities               11,851          21,700

OPERATING LEASE DEFERRED CREDIT                             995             995

COMMITMENTS AND CONTINGENCIES                              --              --

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
   authorized, 10,000 shares;
   issued, 5,249 shares                                      52              52
  Additional paid-in capital                             14,743          14,743
  Treasury stock, 2,068 shares                           (8,351)         (8,351)
  Receivables from Employees in respect of
  stock option exercises                                   (760)           (776)
  Retained earnings                                      14,109          11,489
                                                       --------        --------
        Total shareholders' equity                       19,793          17,157
                                                       --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 48,717        $ 53,075
                                                       ========        ========


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except per share amounts)
--------------------------------------------------------------------------------

                                                                    13 Weeks Ended                     39 Weeks Ended
                                                              --------------------------         --------------------------

                                                              June 29,          June 30,         June 29,          June 30,
                                                                2002              2001             2002              2001
                                                              --------          --------         --------          --------
TOTAL REVENUES                                                $33,331           $36,931          $85,545           $96,423

COST & EXPENSES:

Food & beverage cost of sales                                   8,378             9,247           21,463            24,450
Payroll expenses                                               10,232            11,913           27,861            33,777
Occupancy expenses                                              4,674             4,772           12,852            13,518
Other operating costs and expenses                              3,948             4,079            9,880            11,333
General and administrative expenses                             1,586             1,831            4,517             5,133
Depreciation and amortization expenses                          1,220             1,476            3,911             4,396
Joint venture losses                                                -                 -                -               150
                                                              -------           -------          -------           -------
  Total costs and expenses                                     30,038            33,318           80,484            92,757

OPERATING INCOME                                                3,293             3,613            5,061             3,666
                                                              --------          -------          -------           -------

OTHER (INCOME) EXPENSE:

Interest expense, net                                             264               526              879             1,858
Other income                                                      (35)              (71)            (193)             (100)
                                                              -------           -------          -------           -------
  Total other (income) expense                                    229               455              686             1,758
                                                              -------           -------          -------           ----------

INCOME before provision
  for income taxes                                              3,064             3,158            4,375             1,908

PROVISION for income taxes                                      1,229             1,200            1,755               725
                                                              -------           -------          -------           -------

NET INCOME                                                      1,835             1,958            2,620             1,183

RETAINED EARNINGS, Beginning
  of period                                                    12,274            17,562           11,489            18,337
                                                              -------           -------          -------           -------

RETAINED EARNINGS, End of period                              $14,109           $19,520          $14,109           $19,520
                                                              =======           =======          =======           =======

PER SHARE INFORMATION - BASIC & DILUTED:

NET INCOME BASIC                                                $.58              $.62             $.82              $.37
                                                                ====              ====             ====              ====

NET INCOME DILUTED                                              $.57              $.62             $.82              $.37
                                                                ====              ====             ====              ====

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                         3,181             3,182            3,181             3,182
                                                               ======            ======           ======            ======

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED                       3,216             3,183            3,199             3,182
                                                               ======            ======           ======            ======


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                      39 Weeks Ended
                                                               ----------------------------
                                                                June 29,          June 30,
                                                                  2002              2001
                                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                     $2,620          $ 1,183
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Write-off of joint venture advances                              -              150
     Depreciation and amortization of fixed assets                3,591            4,075
     Amortization of intangibles                                    248              321
     Deferred income taxes                                          199                -
  Changes in assets and liabilities:
     Accounts receivable                                           (292)             (47)
     Inventories                                                    157             (118)
     Prepaid expenses and other current assets                     (130)            (526)
     Refundable and prepaid income taxes                          1,119              433
     Other assets                                                    53             (210)
     Accounts payable - trade                                      (704)            (987)
     Accrued income taxes                                           117                -
     Accrued expenses and other current liabilities              (1,347)          (2,536)
                                                                 -------         -------
     Net cash provided by operating activities                    5,631            1,738
                                                                 ------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets, net                                   (445)          (2,453)
  Issuance of long-term receivables                                 (70)             (74)
  Payments received on long-term receivables                        209            1,127
                                                                 ------          -------

      Net cash (used) in investing activities                      (306)          (1,400)
                                                                 ------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                      1,500            4,100
  Principal payment on long-term debt                            (6,559)          (6,584)
  Proceeds from sale leaseback                                        -            1,559
  Payment of accounts receivables from stockholders                  16                -
  Purchase of treasury stock                                          -               (2)
                                                                 ------          -------
      Net cash (used) in financing activities                    (5,043)            (927)
                                                                 ------          -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                282             (589)

CASH AND CASH EQUIVALENTS, beginning of period                        -              697
                                                                 ------          -------
CASH AND CASH EQUIVALENTS, end of period                         $  282          $   108
                                                                 ======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during year for:
   Interest                                                      $  681          $ 1,969
                                                                 ======          =======

   Income taxes                                                  $  187          $   492
                                                                 ======          =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1. Consolidated Condensed Financial Statements

         The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 29, 2002 and results of operations and cash flows for the periods ended June 29, 2002 and June 30, 2001 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 2001. The results of operations for the periods ended June 29, 2002 are not necessarily indicative of the operating results for the full year.

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

         SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued in April 2002. SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS 145 also rescinds SFAS 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company does not expect that the adoption of SFAS 145 will have a material effect on the Company's financial position or results of operations.

         SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial statements.

3. EFFECTS OF THE SEPTEMBER 11th, 2001 TERRORISTS ATTACKS

         One Company restaurant, the Grill Room, suffered some damage. The restaurant is located in 2 World Financial Center, an office building adjacent to the World Trade Center site. The Grill Room will likely not reopen until late in fiscal 2002, or early fiscal 2003, due to the damage sustained by the office building. Several other restaurants were also closed from several days to a month due to their proximity to the World Trade Center. The Company has extensive property and business interruption insurance policies and the Company ultimately expects to recover a significant portion of its physical costs and business interruption losses at these restaurants. The Company has recorded $450,000 as a reduction of other operating costs and expenses for the thirty-nine week period ended June 29, 2002 for partial insurance recoveries of certain out of pocket costs and business interruption losses incurred. Additional recoveries are expected in future quarters as the assessment of the damages is finalized.

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

         Based upon the sum of the future undiscounted cash flows related to the Company's long-lived assets at the Aladdin, the Company determined that impairment had occurred. To estimate the fair value of such long-lived assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. The Company believes that the lease will be abandoned or terminated. Therefore, the Company determined that there was no value to such long-lived assets. The Company had an investment of $8,445,000 in leasehold improvements, and furniture, fixtures and equipment. The Company believes that these assets would have nominal, if any, value upon disposal. In addition, the estimated future payments under the lease for kitchen equipment at the location totaled $1,600,000. The Company recorded in the fiscal year ended

September 29, 2001 an impairment charge of $8,445,000 for the net book value of the assets and recorded an additional $1,600,000 of expense and liability for the future lease payments.

4. LONG-TERM DEBT

         As of June 29, 2002 the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), as amended in November 2001, December 2001 and April 2002, included a $26,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The Company had borrowings of $17,890,000 outstanding on this Facility at June 29, 2002. On July 1, 2002, the Facility converted into a term loan payable in 36 monthly installments. The loan bears interest at 1/2% above the bank's prime rate and at June 29, 2002 the interest rate on outstanding loans was 5.25%. The Facility also includes a $1,000,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $389,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

         The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

         The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001, the Company received a waiver for covenants that the Company was not in compliance with at September 29, 2001. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. In August 2002, the Company received a waiver for the one covenant that the Company was not in compliance with at June 29, 2002, which waiver is valid for the twelve month period through and including September 27, 2002.

5. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

         Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $717,000 at June 29, 2002 and September 29, 2001, respectively. Such amounts which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest at 1/2% above prime.

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

         For the 13-weeks ended June 29, 2002, options to purchase 240,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 193,000 shares of common stock at a price range of $7.50 to $12.00 were not included in diluted earnings per share as their impact was antidilutive. For the 13-weeks ended June 30, 2001, options to purchase 10,000 shares of common stock at a price of $7.50 were included in diluted earnings per share. Options and warrants to purchase common stock at a price range of $9.50 to $12.00 are not included in diluted earnings per share as their effect was antidilutive.

7. RELATED PARTY TRANSACTIONS

         Mr. Donald D. Shack, a director of the Company, is a member of the firm Shack Siegel Katz Flaherty & Goodman P.C., general counsel to the Company. The Company incurred $345,000 and $317,000 in legal fees to such firm during the 39-week periods ended June 29, 2002 and June 30, 2001, respectively.

         Receivables due from officers and employees, excluding receivables from employees in respect of stock option exercises, totaled $930,000 at June 29, 2002 compared to $772,000 as at September 29, 2001. Such receivables are included in Accounts Receivable.

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

Revenues

         Total revenues decreased 9.8% in the 13-week period ended June 29, 2002 from the comparable period ended June 30, 2001. The Company continued to experience soft sales in two of its three major markets, New York and Washington D.C. The Company believes the September 11th attacks, the residual effects on tourism and the sluggish economy continue to impact sales in these two markets. The Las Vegas market has proven to be stable and sales have remained constant during the quarter. Total revenues decreased by $833,000 as a restaurant, the Grill Room, located in an office building adjacent to the World Trade Center site was closed due to damage sustained. The Grill Room will likely not reopen until late in fiscal 2002, or early fiscal 2003. Total revenues also decreased by $2,767,000 from a 8.8% decrease in same store sales on a Company-wide basis. The Las Vegas market has rebounded considerably while New York and Washington DC continue to lag. The decrease in same store sales was 5.3% in Las Vegas, 10.0% in New York City and 14% in Washington, D.C. Such decreases were principally due to a decrease in customer counts.

         Total revenues decreased 11.3% in the 39-week period ended June 29, 2002 from the comparable period ended June 30, 2001. Total revenues decreased by $2,767,000 as a restaurant, The Grill Room, was closed. Total revenues also decreased by $7,974,000 from a 8.8% decrease in same store sales on a Company-wide basis. The decrease in same store sales was 5.8% in Las Vegas, 9.5% in New York City and 16.2% in Washington, D.C. Such decreases were principally due to a decrease in customer counts.

Costs and Expenses

         Food and beverage costs for the 13-week period ended June 29, 2002 as a percentage of total revenues stood at 25.1% as compared to last year's 25%, while food and beverage costs as a percentage of total revenues for the 39-week period ended June 29, 2002 was 25.1% as compared to 25.4% last year.

         Payroll expenses as a percentage of total revenues decreased to 30.7% for the 13-weeks ended June 29, 2002 as compared to 32.3% last year and also decreased in the 39-weeks ended June 29, 2002 to 32.6% of total revenues as compared to 35% last year. The Company aggressively adapted its cost structure in response to lower sales expectations following September 11th. Payroll head count at June 29, 2002 is approximately 400 employees (14.4%) lower than the comparable period last year through a combination of layoffs and reduced seasonal hiring. Severance pay to key personnel was approximately $50,000 for the 39-weeks ended June 29, 2002.

         Occupancy and other expenses as a percentage of total revenues increased during the quarter ended June 29, 2002 to 25.9% compared to 24% during the quarter ended June 30, 2001. For the 39-week period ending June 29, 2002 occupancy and other expenses were 26.7 % as compared to 25.9% last year. Since such expenses are primarily fixed costs, they rose as a percentage of revenues because revenues declined.

         General and administrative expenses, as a percentage of total revenues, decreased to 4.8% from 5.0% for the 13-week period ended June 29, 2002 as compared to last year and were constant at 5.3% during the 39-week period ended June 29, 2002 as compared to last year. The Company has reduced its general and administrative expenses in response to September 11th and the sluggish economy.

         Interest expense was $300,000 for the 13-week period ended June 29, 2002 as compared to $553,000 last year and interest expense for the 39-week period ended June 29, 2002 was $981,000 as compared to $1,969,000 last year. The significant decrease in both periods as compared to last year is due to lower outstanding borrowings on the Company's revolving credit facility and the benefit from significant rate decreases in the prime-borrowing rate.

         The Company had net income of $1,835,000 for the 13-week period ended June 29, 2002 as compared to net income of $1,957,000 last year and had net income of $2,620,000 for the 39-week period ended June 29, 2002 as compared to net income of $1,183,000 last year.

         Net sales of managed restaurants were $2,184,000 during the 39-week period ended June 29, 2002 as compared to $3,213,000 last year. In December 2000, three restaurants which the Company managed at one site in Boston, Massachusetts closed as the lease expired and was not renewed by the landlord. At June 29, 2002 the Company managed one restaurant. Net sales of managed restaurants are not included in consolidated net sales.

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

Liquidity and Sources of Capital

         The Company's primary source of capital is cash provided by operations and funds available from the Revolving Credit and Term Loan Facility (the "Facility") with its main bank, Bank Leumi USA. The Company from time to time also utilizes equipment financing in connection with the construction of a restaurant and seller financing in connection with the acquisition of a restaurant. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants and acquiring existing restaurants.

         As of June 29, 2002, the Facility included a $26,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. At June 29, 2002, the Company had borrowings of $17,890,000 outstanding on this Facility. On July 1, 2002, the Facility converted into a term loan payable over 36 months. The loan bears interest at 1/2% above the bank's prime rate and at June 29, 2002 the interest rate on outstanding loans was 5.25%. The Facility also includes a $1,000,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $389,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

         At June 29, 2002, the Company had a working capital deficit of $10,062,000 as compared to a working capital deficit of $6,585,000 at September 29, 2001. The restaurant business does not require the maintenance of significant inventories or receivables, thus the Company is able to operate with minimal and even negative working capital.

         The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

         The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 the Company received a waiver for covenants that the Company was not in compliance with at September 29, 2001. In December 2001 and April 2002 certain covenants in the Facility were modified for fiscal 2002 and beyond. In August 2002, the Company received a waiver for the one covenant that the Company was not in compliance with at June 29, 2002, which waiver is valid for the twelve month period through and including September 27, 2002.

         In November 2000, the Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 to refinance the purchase of various restaurant equipment at Dessert Passage, which adjoins the Aladdin Casino Resort in Las Vegas, Nevada (the "Aladdin"). The lease, which is accounted for as an operating lease, bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $31,785 until maturity in November 2004 at which time the Company has an option to purchase the equipment for $519,440. Alternatively, the Company can extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,242. At September 29, 2001 the Company determined that its food service operations at the Aladdin were impaired and the lease will be abandoned unless there is a significant change in current business circumstances. Accordingly the Company accrued $1,600,000 of estimated future lease payments on this lease. (See events of September 11th below)

         The Company does not anticipate any capital-intensive projects for the remainder of fiscal 2002 and expects that a significant portion of its projected cash flow will be applied to debt reduction.

Restaurant Expansion

         In June 2002 the Company opened a 200-seat restaurant and bar, the Saloon, at the Neonopolis Center at Fremont Street in downtown Las Vegas, Nevada. The Company received a $2,550,000 construction and operating allowance from the landlord and has completed the construction and opened the restaurant within the limits of that allowance.

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

         One Company restaurant, the Grill Room, suffered some damage. The restaurant is located in 2 World Financial Center, an office building adjacent to the World Trade Center site. The Grill Room will likely not reopen until late in fiscal 2002, or early fiscal 2003, due to the damage sustained by the office building. Several other Company restaurants were closed from several days to a month due to their proximity to the World Trade Center.

         The long-term effects of the terrorist attacks cannot yet be determined. The Company's restaurants in travel destinations, consisting of all of its restaurants in Washington and Las Vegas and certain restaurants in New York, are intended to benefit from high tourist traffic. Though the Las Vegas market has shown resiliency, the decline in travel to both New York and Washington resulting from the attacks and the sluggish economy has had a material adverse effect on revenues from those restaurants. Recovery of those restaurants depends upon restoration of public confidence in the air transportation system and its willingness and inclination to resume vacation and convention travel and an improvement in general economic conditions.

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

         Deferred Income Tax Valuation Allowance - The Company provides such allowance due to uncertainty that some of the deferred tax amounts may not be realized. Certain items, such as state and local tax loss carry forwards, are dependent on future earnings or the availability of tax strategies. Future results could require an increase or decrease in the valuation allowance and a resulting adjustment to income in such period.

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

         SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002. SFAS 145 rescinds SFAS 4 and 64, which required gains and losses from extinguishments of debt to be classified as extraordinary items. SFAS 145 also rescinds SFAS 44 since the provisions of the Motor Carrier Act of 1980 are complete. SFAS 145 also amends SFAS 13 eliminating inconsistencies in certain sale-leaseback transactions. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented shall be reclassified. The Company does not expect that the adoption of SFAS 145 will have a material effect on the Company's financial position or results of operations.

         SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in July 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates with respect to its outstanding credit agreement with its main bank, Bank Leumi USA. Outstanding loans under the agreement bear interest at prime plus one-half percent, and such loans converted on July 1, 2002 to a term loan payable over three years. Based upon a $17,890,000 (the outstanding balance at June 29, 2002) term loan and a 100 basis point change in interest rates, interest expense would change by $179,000 in the one-year period beginning June 30, 2002.


Part II - Other Information

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

               3.5 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002, incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 2002.

               3.6 By-Laws of the Registrant, incorporated by reference to Exhibit 3.4 to the 1994 10-K.

             *10.13  Amendment dated as of April 23, 2002 to the Fourth
                     Amended and Restated Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi
                     USA.

              *99.1  Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002.

* Filed herewith

         (b) Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     August 12, 2002

          ARK RESTAURANTS CORP.

   By /s/ Michael Weinstein
      ----------------------
          Michael Weinstein, President &
          Chief Executive Officer

   By /s/ Robert J. Stewart
      ----------------------
          Robert Stewart,
          Chief Financial Officer