Form 10-K
period 2002-09-28
ARK RESTAURANTS CORP
filed 2002-12-27
CIK 779544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 28, 2002

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
           ----------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            New York                                    13-3156768
 ---------------------------------         ------------------------------------
  (State or Other Jurisdiction of             (IRS Employer Identification No.)
  Incorporation or Organization)

              85 Fifth Avenue, New York, NY                     10003
  -------------------------------------------------------  ----------------
         (Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (212) 206-8800

       Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, par value $0.01.

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

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes      No  X
                                            ---      ---

         The aggregate market value at December 20, 2002 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $11,552,453. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         At December 20, 2002, there were outstanding 3,181,000 shares of the Registrant's Common Stock, $.01 par value.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed not later than January 26, 2003 are incorporated by reference in Part III, Items 10, 11, 12 and 13 of this Report.

                                     PART I

Item 1. Business

Overview

         Ark Restaurants Corp. (the "Registrant" or the "Company") is a New York corporation formed in 1983. Through its subsidiaries, it owns and operates 26 restaurants and bars, 12 fast food concepts, catering operations, and wholesale and retail bakeries. Initially its facilities were located only in New York City. At this time, 12 of the restaurants are located in New York City, four are located in Washington, D.C., nine are located in Las Vegas, Nevada, and one is located in Islamorada, Florida. The Company's Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort, and operation of the resort's room service, banquet facilities, employee dining room and eight food court operations. The Company also owns and operates two restaurants, two bars and four food court facilities at the Venetian Casino Resort, one restaurant at the Neonopolis Center at Fremont Street, and one restaurant within the Forum Shops at Caesar's Shopping Center.

         In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by the Company has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant's location. Most of the Company's restaurants which are in operation and which have been opened in recent years are of the latter description. These include the restaurant operations at the New York-New York Hotel & Casino in Las Vegas, Nevada (1997); the Stage Deli located at the Forum Shops in Las Vegas, Nevada, and Red, located at the South Street Seaport in New York (1998); Thunder Grill in Union Station, Washington, D.C. (1999); two restaurants and four food court facilities at the Venetian Casino Resort in Las Vegas, Nevada (2000); and a restaurant, The Saloon, at the Neonopolis Center in downtown Las Vegas, Nevada (2002). The Company is not currently committed to any new projects. The Company has sold a number of its smaller, neighborhood restaurants.

         The names and themes of each of the Company's restaurants are different except for the Company's three America restaurants, two Sequoia restaurants, two Gonzalez y Gonzalez restaurants and two Lutece restaurants. The menus in the Company's restaurants are extensive, offering a wide variety of high quality foods at generally moderate prices. Of the Company's restaurants, the two Lutece restaurants may be classified as expensive. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas. A majority of the net sales of the Company is derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

         While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

         The following table sets forth information with respect to the Company's facilities currently in operation.

                                                                                        Seating
                                                                                      Capacity(2)
                                                      Year        Restaurant Size        Indoor-           Lease
Name                          Location              Opened(1)      (Square Feet)        (Outdoor)        Expiration(3)
----                          --------               ---------    --------------     -------------       ------------
Metropolitan Cafe     First Avenue                    1982             4,000               180(50)          2006
                      (between 52nd and 53rd
                      Streets)
                      New York, New York

Ernie's               Broadway                        1983             6,600               300              2008
                      (between 75th and 76th
                      Streets)
                      New York, New York

America               18th Street                     1984             9,600               350              2004
                      (between Fifth Avenue
                      and Broadway)
                      New York, New York

Jack Rose             Eighth Avenue                   1986             8,000               400              2011
                      (at 47th Street)
                      New York, New York

El Rio Grande (4)(5)  Third Avenue                    1987             4,000               160              2014
                      (between 38th and 39th
                      Streets)
                      New York, New York

Gonzalez y Gonzalez   Broadway                        1989             6,000               250              2007
                      (between Houston and
                      Bleecker Streets)
                      New York, New York

America               Union Station                   1989            10,000               400              2009
                      Washington, D.C.

Center Cafe           Union Station                   1989             4,000               200              2009
                      Washington, D.C.

Sequoia               Washington Harbour              1990            26,000               600(400)         2017
                      Washington, D.C.

Sequoia               South Street Seaport            1991            12,000               300(100)         2006
                      New York, New York

Canyon Road           First Avenue                    1984             2,500               130              2009
                      (between 76th and 77th
                      Streets)
                      New York, New York


                                                                                        Seating
                                                                                      Capacity(2)
                                                      Year        Restaurant Size        Indoor-           Lease
Name                          Location              Opened(1)      (Square Feet)        (Outdoor)        Expiration(3)
----                          --------              ---------     --------------      -----------        ------------
Lutece                East 50th Street                1994             2,500                92              2019
                      (between Second and
                      Third Avenues)
                      New York, New York

Lorelei Restaurant    Islamorada, Florida             1994            10,000               400              2029
and Cabana Bar

Columbus Bakery       Columbus Avenue                 1988             3,000                75              2007
                      (between 82nd and 83rd
                      Streets)
                      New York, New York

Bryant Park Grill &   Bryant Park                     1995            25,000               180(820)         2025
Cafe                  New York, New York

Columbus Bakery       First Avenue                    1995              2000                75              2006
                      (between 52nd and 53rd
                      Streets)
                      New York, New York

America               New York-New York Hotel         1997            20,000               450              2017(6)
                      and Casino
                      Las Vegas, Nevada

Gallagher's           New York-New York               1997             5,500               180              2017(6)
Steakhouse            Hotel & Casino
                      Las Vegas, Nevada

Gonzalez y Gonzalez   New York-New York               1997             2,000               120              2017(6)
                      Hotel & Casino
                      Las Vegas, Nevada

Village Eateries (7)  New York-New York               1997             6,300               400(*)           2017(6)
                      Hotel & Casino
                      Las Vegas, Nevada

The Grill Room (8)    World Financial Center          1997            10,000               250              2012
                      New York, New York

The Stage Deli        Forum Shops                     1997             5,000               200              2008
                      Las Vegas, Nevada

Red                   South Street Seaport            1998             7,000               150(150)         2013
                      New York, New York


                                                                                        Seating
                                                                                      Capacity(2)
                                                      Year        Restaurant Size        Indoor-           Lease
Name                          Location              Opened(1)      (Square Feet)        (Outdoor)        Expiration(3)
----                          --------               ---------    --------------     -------------       ------------
Thunder Grill         Union Station                   1999            10,000               500              2019
                      Washington, D.C.

Venetian Food Court   Venetian Casino Resort          1999             5,000               300(*)           2014
                      Las Vegas, Nevada

Tsunami Grill         Venetian Casino Resort          1999            13,000               300              2019
                      Las Vegas, Nevada

Lutece                Venetian Casino Resort          1999             6,400                90(90)          2019
                      Las Vegas, Nevada

Venus                 Venetian Casino Resort          2001             9,700               250              2019
                      Las Vegas, Nevada

V-Bar                 Venetian Casino Resort          2000             3,000               100              2015
                      Las Vegas, Nevada

The Saloon            Neonopolis Center               2002             6,000               200              2014
                      at Fremont Street
                      Las Vegas, Nevada

---------------

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

(6) Includes two five-year renewal options exercisable by the Company if certain sales goals are achieved during the two year period prior to the exercise of the renewal option. Under the America lease, the sales goal is $6.0 million. Under the Gallagher's Steakhouse lease the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level substantially in excess of the minimum sales level required to exercise the renewal option for each respective restaurant.

(7) The Company operates eight small food court restaurants in the Villages Eateries food court at the New York-New York Hotel & Casino. The Company also operates that hotel's room service, banquet facilities and employee cafeteria.

(8) The restaurant experienced damage in the attack on the World Trade Center on September 11, 2001. In addition, substantial damage was sustained by the World Financial Center in which the restaurant is located. The restaurant closed on September 11, 2001 and reopened in early December 2002.

(*)    Represents common area seating.

Restaurant Expansion

         In fiscal 2002, the Company opened The Saloon at the new Neonopolis Center at Fremont Street in downtown Las Vegas, Nevada. The Company received a construction and pre-opening expense allowance from the landlord. The Saloon was opened within the limits of that allowance.

         The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. The Company incurred no pre-opening expenses or early operating losses in fiscal 2002. The Company incurred pre-opening expenses and early operating losses of approximately $100,000 in fiscal 2001 and $2,393,000 in fiscal 2000.

         The Company's restaurants generally do not achieve substantial increases from year to year in revenue, which the Company considers to be typical of the restaurant industry. To achieve significant increases in revenue or to replace revenue of restaurants which lose customer favor or which close because of lease expirations or other reasons, the Company would have to open additional restaurant facilities or expand existing restaurants. There can be no assurance that a restaurant will be successful after it is opened, particularly since in many instances the Company does not operate its new restaurants under a trade name currently used by the Company, thereby requiring new restaurants to establish their own identity.

         The Company is not currently committed to any other projects. The Company may take advantage of opportunities it considers to be favorable, when they occur, depending upon the availability of financing and other factors.

Recent Restaurant Dispositions and Charges

         In January 2001, the Company closed its America restaurant in Tyson's Corner, McLean, Virginia. The Company's efforts to sell this restaurant had been unsuccessful. The Company continuously assessed the carrying value of this restaurant in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets To Be Disposed Of, and determined that the restaurant's value was impaired based upon the future undiscounted anticipated cash flows. Accordingly, the Company recorded an impairment charge of $811,000 for the year ended September 30, 2000 to write off the net book value of the furniture, fixtures and equipment at September 30, 2000, which were deemed to have no disposal value. For the years ended September 29, 2001 and September 30, 2000, the restaurant had a pre-tax loss of $30,000 and $1,475,000 respectively.

         The Company was a partner with a 50% interest in a partnership that was formed to develop and construct four restaurants at a large theatre development in Southfield, Michigan. In March 2000, the Company withdrew from the project and incurred charges during fiscal 2000 of $4,988,000 from the write-off of advances for construction costs and working capital needs on the project. In fiscal 2001, the Company recorded a charge of $150,000 due to a partial write-off of a note which the Company collected in March 2001. The note was issued in March 2000 when the Company withdrew from the Southfield, Michigan project.

         In fiscal 2002 the Company determined that its restaurant and food court operations at the Aladdin in Las Vegas, Nevada were significantly impaired by the events of September 11, 2001, Aladdin's bankruptcy on September 28, 2001 and a general decline in tourism and economic conditions. In light of the declining sales and Aladdin's bankruptcy, the Company negotiated a termination of the lease, which related to both the food court and Fat Anthony's at the Aladdin. The Company abandoned the space as of the close of business on September 23, 2002. The Company terminated the lease effective as of October 6, 2002, and has no further liabilities under the lease. In addition, certain of the Company's equipment and trade fixtures at the Aladdin were sold for a total price of $240,000, in October 2002. The Company recorded an impairment charge of $10,045,000 in fiscal 2001 related to the Aladdin.

Restaurant Management

         Each restaurant is managed by its own manager and has its own chef. Food products and other supplies are purchased primarily from various unaffiliated suppliers, in most cases by Company headquarters' personnel. The Company's Columbus Bakery supplies bakery products to most of the Company's New York City restaurants in addition to operating a retail bakery. Each of the Company's restaurants has two or more assistant managers and sous chefs (assistant chefs). The executive chef department at Company headquarters designs menus and supervises the kitchens. Financial and management control is maintained at the corporate level through the use of an automated data processing system that includes centralized accounting and reporting. The Company has developed its own proprietary software which processes information input daily at the Company's restaurants.

Employees

         At December 12, 2002, the Company employed 1,959 persons (including employees at managed facilities), 1,410 of whom were full-time employees, 549 of whom were part-time employees 32 of whom were headquarters personnel, 192 of whom were restaurant management personnel, 575 of whom were kitchen personnel and 1,160 of whom were restaurant service personnel. A number of the Company's restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect the labor costs of the Company and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. With the exception of some of the employees at Lutece in New York, the Company's employees are not covered by a collective bargaining agreement.

         The 1,959 total number of persons employed by the Company compares with 2,595 total number of persons employed by the Company prior to the September 11, 2001 attacks on the World Trade Center and the Pentagon, and 2,070 total number of persons employed by the Company in fiscal 2001 after such attacks. See "Events of September 11, 2001 and General Decline in Tourism" below and "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Seasonal Nature Of Business

         The Company's business is highly seasonal. The second quarter of the Company's fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter. The Company achieves its best results during the warm weather, attributable to the Company's extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (the Company's largest restaurants) and the Company's outdoor cafes. The Company's facilities in Las Vegas generally operate on a more consistent basis through the year.

Events of September 11, 2001 and General Decline in Tourism

         The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C. on September 11, 2001 have had a material adverse effect on the Company's revenues. As a result of the attacks, one Company restaurant, The Grill Room, located at 2 World Financial Center, which is adjacent to the World Trade Center, experienced some damage. The Grill Room was closed from September 11, 2001 and reopened in early December 2002.

         The Company's restaurants in New York, Las Vegas, Washington D.C. and Florida benefit from tourist traffic. Though the Las Vegas market has shown resiliency, the sluggish economy and the lingering effects of September 11, 2001 have had an adverse effect on the Company's restaurants. Recovery depends upon a general improvement in economic conditions and the public's willingness and inclination to resume vacation and convention travel.

Forward Looking Statements

         This report contains forward-looking statements that involve risks and uncertainties. Discussions containing such forward-looking statements may be found in the material set forth under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as throughout this report generally. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed below.

         The restaurant business is intensely competitive and involves an extremely high degree of risk. The Company believes that a large number of new restaurants open each year and that a significant number of them do not succeed. Even successful restaurants can rapidly lose popularity due to changes in consumer tastes, turnover in personnel, the opening of competitive restaurants, unfavorable reviews and other factors. There can be no assurance that the Company's existing restaurants will retain such patronage as they currently enjoy or that new restaurants opened by the Company will be successful. There is active competition for competent chefs and management personnel and intense competition among major restaurateurs and food service companies for the larger, unique sites suitable for restaurants.

         To achieve significant increases in revenue or to replace revenue of restaurants which experience declining popularity or which close because of lease expirations or other reasons, the Company would have to open additional restaurant facilities. The acquisition or construction of new restaurants requires significant capital resources. New large-scale projects that have been the focus of the Company's efforts in recent years would likely require additional financing. If the Company were to identify a favorable restaurant opportunity, there is no assurance that the required financing would be available.

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

                  Years Lease                     Number of
                 Terms Expire                    Facilities
                 ------------                    -----------
                   2002-2005                           1
                   2006-2010                          10
                   2011-2015                           7
                   2016-2020                           9
                   2021-2025                           2
                   2026-2030                           1

         The Company's executive, administrative and clerical offices, located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York, are occupied under a lease which expires in October 2008, including a five-year renewal option. The Company terminated its lease for office space related to its Washington, D.C. catering operations as of December 31, 2002, and anticipates finding alternative space.

         For information concerning the Company's future minimum rental commitments under non-cancelable operating leases, see Note 8 of Notes to Consolidated Financial Statements.

         See also "Item I. Business - Overview" for a list of restaurant properties.

Item 3. Legal Proceedings

         In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and workers' compensation claims, which are generally handled by the Company's insurance carriers.

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

         Several unfair labor practice charges were filed against the Company in 1997 with the National Labor Relations Board (NLRB) with respect to the Company's Las Vegas subsidiary. The charges were heard in October 1997. At issue was whether the Company unlawfully terminated nine employees and disciplined six other employees allegedly in retaliation for their union activities. An Administrative Law Judge (ALJ) found that six employees were terminated unlawfully, three were discharged for valid reasons, four employees were disciplined lawfully and two employees were disciplined unlawfully. On appeal, the NLRB found that the Company lawfully disciplined five employees, and unlawfully disciplined one employee. The Company is appealing the adverse rulings of the NLRB to the D.C. Circuit Court of Appeals. The Company does not believe that an adverse outcome in this proceeding will have a material adverse effect upon the Company's financial condition or operations.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

Executive Officers of the Registrant

         The following table sets forth the names and ages of executive officers of the Company and all offices held by each person:

         Name                        Age    Positions and Offices
         ----                        ---    ---------------------
         Michael Weinstein           59     President and Chief Executive Officer
         Vincent Pascal              59     Senior Vice President and Secretary
         Robert Towers               55     Executive Vice President, Chief
                                            Operating Officer and Treasurer
         Paul Gordon                 51     Senior Vice President
         Robert Stewart              46     Chief Financial Officer

         Each executive officer of the Company serves at the pleasure of the Board of Directors and until his successor is duly elected and qualifies.

         Michael Weinstein has been the President and a director of the Company since its inception in January 1983. During the past five years, Mr. Weinstein has been an officer, director and 25% shareholder of Easy Diners, Inc., RSWB Corp. and BSWR Corp. (since 1998). Mr. Weinstein is the owner of 24% of the membership interests in each of Dockeast, LLC and Dockwest, LLC. These companies operate four restaurants in New York City, and none of these companies is a parent, subsidiary or other affiliate of the Company. Mr. Weinstein spends substantially all of his business time on Company-related matters.

         Vincent Pascal was elected Vice President, Assistant Secretary and a director of the Company in October 1985. Mr. Pascal became Secretary of the Company in January 1994. Mr. Pascal became a Senior Vice President in 2001.

         Robert Towers has been employed by the Company since November 1983 and was elected Vice President, Treasurer and a director in March 1987. Mr. Towers became an Executive Vice President and Chief Operating Officer in 2001.

         Paul Gordon has been employed by the Company since 1983 and was elected as a director in November 1996 and a Senior Vice President in 2001. Mr. Gordon is the manager of the Company's Las Vegas operations. Prior to assuming that role in 1996, Mr. Gordon was the manager of the Company's operations in Washington, D.C. since 1989.

         Robert Stewart has been employed by the Company since June 2002 and was elected Chief Financial Officer effective as of June 24, 2002. For the three years prior to joining the Company, Mr. Stewart was a Chief Financial Officer and Executive Vice President at Fortis Capital Holdings. For eleven years prior to joining Fortis Capital Holdings, Mr. Stewart held senior financial and audit positions in Skandinaviska Enskilda Banken in their New York, London and Stockholm offices.

                                     PART II

Item 5. Market For Registrant's Common Equity and
        Related Stockholder Matters

Market Information

         The Company's Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market under the symbol "ARKR." The high and low sale prices for the Common Stock from October 3, 2000 through September 28, 2002 are as follows:

         Calendar 2000                                        High                        Low
         -------------                                        ----                        ---
         Fourth Quarter                                      $ 8.50                     $ 5.31

         Calendar 2001
         -------------

         First Quarter                                         7.75                       5.06
         Second Quarter                                       10.37                       6.00
         Third Quarter                                        10.10                       5.90
         Fourth Quarter                                       10.00                       6.75

         Calendar 2002
         -------------

         First Quarter                                         8.00                       6.10
         Second Quarter                                        8.15                       6.41
         Third Quarter                                         8.49                       6.60

Dividends

         The Company has not paid any cash dividends since its inception and does not intend to pay dividends in the foreseeable future.

Number of Shareholders

         As of December 20, 2002, there were 70 holders of record of the Company's Common Stock, $.01 par value.

Item 6.           Selected Consolidated Financial Data

         The following table sets forth certain financial data for the fiscal years ended in 1998 through 2002. This information should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto beginning at page F-1.

                                                               (in thousands, except per share data)
                                                                           Years Ended
                                         September 28,   September 29,     September 30,   October 2,   October 3,
                                             2002            2001              2000           1999         1998
                                                              (a)               (b)
OPERATING DATA:
  Total revenue                          $ 115,480       $ 127,536         $ 119,866       $111,804    $ 118,698
  Cost and expenses                       (109,183)       (135,591)         (123,729)      (104,836)    (110,949)
  Operating income (loss)                    6,297          (8,055)           (3,863)         6,968        7,749
  Other income (expense), net                 (649)         (2,135)           (1,577)           103          (69)
  Income (loss) before provision for
    income taxes and cumulative
    effect of accounting change              5,648         (10,190)           (5,440)         7,071        7,680
  Provision (benefit) for income taxes       1,419          (3,342)           (1,906)         2,576        3,068
  Income (loss) before cumulative
    effect on accounting change              4,229          (6,848)           (3,534)         4,495        4,612
  Cumulative effect of accounting
   charge, net                                   -               -               189              -            -
NET INCOME (LOSS)                            4,229          (6,848)           (3,723)         4,495        4,612
NET INCOME (LOSS) PER SHARE:
  Basic                                  $    1.33       $   (2.15)        $   (1.17)      $   1.30    $    1.21
  Diluted                                $    1.32       $   (2.15)        $   (1.17)      $   1.29    $    1.20
  Weighted average number of shares
  Basic                                      3,181           3,181             3,186          3,461        3,826
  Diluted                                    3,206           3,181             3,186          3,476        3,852
BALANCE SHEET DATA
  (end of period):
  Total assets                              47,960          53,091            66,297         46,709       43,505
  Working capital (deficit)                 (7,990)         (6,569)           (5,640)        (3,714)      (1,260)
  Long-term debt                             9,547          21,700            24,447          6,683        4,405
  Shareholders' equity                      21,446          17,173            24,065         28,843       28,521
  Shareholders' equity per share              6.74            5.40              7.55           8.33         7.45
  Facilities in operations, end of year,
    including managed                           41              47                49             42           42

(a) Fiscal 2001 income was adversely affected by an asset impairment charge of $10,045,000 related to the Aladdin operations and a charge of $935,000 due to the cancellation of a development project.

(b) Fiscal 2000 income was adversely affected by an asset impairment charge for a closed restaurant of $811,000, expenses of $280,000 from the sale of a restaurant and a $1,300,000 charge associated with a wage and hour lawsuit. Fiscal 2000 was also adversely affected by charges of $4,988,000 from the write-off of advances and working capital needs related to a project the Company withdrew from.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Accounting period

         The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000 each included 52 weeks.

Revenues

         Total revenues at restaurants owned by the Company decreased by 9.4% from fiscal 2001 to fiscal 2002 and increased by 6.4% from fiscal 2000 to fiscal 2001. Of the $12,056,000 decrease in revenues from fiscal 2001 to fiscal 2002, $3,282,000 is attributable to the year long closure of the Grill Room restaurant located in 2 World Financial Center, an office building adjacent to the World Trade Center site. This restaurant was damaged in the September 11, 2001 attack and reopened in early fiscal 2003. A $256,000 increase in sales is attributable to the opening of the Saloon at the Neonopolis Center in downtown Las Vegas.

         Same store sales decreased 6.7% or $8,262,000, on a Company-wide basis from fiscal 2001 to fiscal 2002. The decrease in same store sales was 3.3% in Las Vegas, 8.1% in New York and 13.7% in Washington D.C. Such decreases were principally due to a decrease in customer counts. The change in menu prices did not significantly affect revenues. The Company believes its fiscal 2002 revenues compared to fiscal 2001 were adversely effected by the terrorist attacks on September 11th, the residual effects on tourism and the sluggish economy. While Las Vegas has rebounded considerably in the past year, New York and Washington continue to experience soft sales.

         During the fourth quarter of 2002 the Company abandoned its restaurant and food court operations at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas. A one-time pretax charge of $10,045,000 was taken in fiscal 2001 as a result of Company's determination that such operations had become significantly impaired. During fiscal 2002 sales decreased 42.9% compared to fiscal 2001, resulting in the Company's decision to abandon these operations. If this decrease is excluded from same store Las Vegas sales, the Company's remaining operations in Las Vegas experienced a sales increase of $190,000 during fiscal 2002.

         Of the $7,670,000 increase in revenues from fiscal 2000 to fiscal 2001, $9,370,000 is attributable to sales at operations which were either opened in fiscal 2001, or did not operate for the full comparable period the previous year (The Venetian concepts - Lutece, Tsunami, and four food court outlets, the Aladdin concepts - Fat Anthony's and the Alakazam Food Court, and Jack Rose in New York). Revenues were negatively affected by $963,000 due to the closure of a restaurant, America in McLean, Virginia. Same store sales decreased by 0.6% or $612,000 from fiscal 2000 to fiscal 2001.

         Other operating income, which consists of the sale of merchandise at various restaurants and management fee income, was $373,000 in fiscal 2002, $529,000 in fiscal 2001 and $654,000 in fiscal 2000.

Costs and Expenses

         Food and beverage cost of sales as a percentage of total revenue was 24.9% in fiscal 2002, 25.5% in fiscal 2001 and 25.9% in fiscal 2000.

         Total costs and expenses decreased by $26,408,000, 19.5% from fiscal 2001 to fiscal 2002. The main reasons for this decrease in total costs and expenses include the reduction in payroll expenses of $7,673,000 from fiscal 2001 to fiscal 2002 as a result of the Company's response to the events of September 11, 2001 and the continued weakened economy. Food and beverage costs decreased $3,755,000 resulting from the decrease in food and beverage sales of $11,900,000. Additionally, during fiscal 2001, total costs and expenses were adversely affected by an asset impairment charge of $10,045,000 associated with the write down of the Company's Desert Passage restaurant and food court operations. Total costs and expenses were also impacted in fiscal 2001 by a charge of $935,000 due to the cancellation of a development project. During fiscal 2000 total costs and expenses were adversely affected by an impairment charge of $811,000 associated with the anticipated sale of a restaurant (America in McLean, Virginia), expenses of $280,000 from the sale of a managed restaurant
(Arlo) and a $1,300,000 charge associated with a wage and hour lawsuit. Also during fiscal 2000, the Company withdrew from a project, in which the Company had a 50% interest, to develop and construct four restaurants at a large theatre development in Southfield, Michigan. Charges of $4,988,000 were taken from the write-off of advances for construction costs and working capital needs on the project.

         Payroll expenses as a percentage of total revenues decreased to 32.4% for fiscal 2002 compared to 35.4% for fiscal 2001 and 35.9% for fiscal 2000. Payroll expense was $37,412,000, $45,085,000 and $43,063,000 in fiscal 2002,
2001 and 2000, respectively. The Company aggressively adapted its cost structure in response to lower sales expectations following September 11th and continues to review its cost structure and make adjustments where appropriate. Head count stood at 1,959 as of year end 2002 compared to 2,070 and 2,460 at year-end 2001 and 2000 respectively. Severance pay to key personnel was approximately $250,000 during fiscal 2002.

         No pre-opening expenses and early operating losses were incurred during fiscal 2002 as the Company received a construction and operating allowance from the landlord for the Saloon at the Neonopolis Center at Freemont Street in downtown Las Vegas, the one restaurant opened in fiscal 2002. The Company incurred pre-opening and early operating losses at newly opened restaurants of approximately $100,000 in fiscal 2001 and $2,393,000 in fiscal 2000. The fiscal 2000 expenses and losses were from opening restaurants and food court operations within two Las Vegas casinos (Lutece and Tsunami in the Venetian along with four food court outlets; and Fat Anthony's and the food court outlets in the Aladdin). The Company also converted B. Smith's New York, an existing restaurant in New York City, to Jack Rose. The Company typically incurs significant pre-opening expenses in connection with its new restaurants which are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

         General and administrative expenses, as a percentage of total revenue, were 5.7% in fiscal 2002, 5.5% in fiscal 2001 and 5.9% in fiscal 2000. General and administrative expenses were adversely impacted by a $370,000 increase in casualty insurance costs during fiscal 2002. General and administrative expenses in fiscal 2001 were impacted by $400,000 in legal expenses incurred in connection with a potential transaction. During fiscal 2000, general and administrative expenses were impacted due to costs associated with the expansion of the Company's corporate sales department, travel expenditures associated with the new openings in Las Vegas and legal expenditures from the wage and hour lawsuit.

         The Company managed one restaurant owned by others (El Rio Grande) at September 28, 2002 and September 29, 2001 while the Company managed four restaurants owned by others (El Rio Grande in Manhattan, and the Marketplace Cafe, the Marketplace Grill, and the Brewskeller Pub in Boston, Massachusetts) at September 30, 2000. Sales of these restaurant facilities, which are not included in consolidated sales, were $2,973,000 in fiscal 2002, $4,380,000 in fiscal 2001 and $8,867,000 in fiscal 2000. The decrease in sales of managed operations is principally due to the expiration of the management agreement for the three Boston restaurants. The management agreement expired on December 31, 2000 and was not renewed. The contribution of these restaurants to management fee income was $0 in fiscal 2002, $134,000 in fiscal 2001 and $278,000 in fiscal 2000.

         Interest expense was $1,212,000 in fiscal 2002, $2,446,000 in fiscal 2001 and $2,007,000 in fiscal 2000. The significant decrease from fiscal 2001 to fiscal 2002 is due to lower outstanding borrowings on the Company's credit facility and the benefit from rate decreases in the prime-borrowing rate. Interest income was $133,000 in fiscal 2002, $150,000 in fiscal 2001 and $172,000 in fiscal 2000. Other income, which generally consists of purchasing service fees and other income at various restaurants was $430,000, $161,000 and $258,000 for fiscal 2002, 2001 and 2000, respectively.

Income Taxes

         The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non-consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

         For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income, with the exception of the restaurants operating in the District of Columbia. Accordingly, the Company's overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries. Due to losses incurred in both fiscal 2001 and fiscal 2000 and the carry back of such losses, the Company realized an overall tax benefit of 32.8% and of 35% of such losses in fiscal 2001 and fiscal 2000, respectively. During fiscal 2002 the Company abandoned its restaurant and food court operations at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas. In fiscal 2002, the Company was able to utilize the deferred tax asset created in fiscal 2001, by the impairment of these operations. The Company's effective tax rate for fiscal 2002 was 25.1%.

         The Company's overall effective tax rate in the future will be affected by factors such as the level of losses incurred at the Company's New York facilities, which cannot be consolidated for state and local tax purposes, pre-tax income earned outside of New York City and the utilization of state and local net operating loss carry forwards. Nevada has no state income tax and other states in which the Company operates have income tax rates substantially lower in comparison to New York. In order to utilize more effectively tax loss carry forwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries.

         The Revenue Reconciliation Act of 1993 provides tax credits to the Company for FICA taxes paid by the Company on tip income of restaurant service personnel. The net benefit to the Company was $741,000 in fiscal 2002, $489,000 in fiscal 2001 and $503,000 in fiscal 2000.

         During fiscal 2002, the Company and the Internal Revenue Service finalized the adjustments to the Company's Federal income tax returns for fiscal years 1995 through 1998. The settlement did not have a material effect on the Company's financial condition.

Liquidity and Sources of Capital

         The Company's primary source of capital has been cash provided by operations and funds available from its main bank, Bank Leumi USA. The Company from time to time also utilizes equipment financing in connection with the construction of a restaurant and seller financing in connection with the acquisition of a restaurant. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants owned by the Company.

         The net cash used in investing activities in fiscal 2002 ($153,000) was primarily used for the replacement of fixed assets at existing restaurants. The net cash used in investing activities in fiscal 2001 ($1,891,000) and in fiscal 2000 ($25,244,000) was principally used for the Company's continued investment in fixed assets associated with constructing new restaurants. In fiscal 2001 the Company opened two bars at the Venetian in Las Vegas, Nevada (V-Bar and Venus). In fiscal 2000 the Company opened two restaurants and four food court outlets in the Venetian (Lutece, Tsunami and the food court outlets), and the Company opened one restaurant and six food court outlets in the Aladdin in Las Vegas, Nevada (Fat Anthony's and the Alakazam Food Court).

         The net cash used in financing activities in fiscal 2002 ($8,072,000) and fiscal 2001 ($5,618,000) was principally due to repayments of long-term debt on the Company's main credit facility in excess of borrowings on such facility. The net cash provided from financing activities in fiscal 2000 ($20,661,000) was principally from borrowings on the Company's Revolving Credit Facility.

         The Company had a working capital deficit of $7,990,000 at September 28, 2002 as compared to a working capital deficit of $6,569,000 at September 29, 2001. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with negative working capital.

         The Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank, Bank Leumi USA, included a $26,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The commitment also included a $1,000,000 Letter of Credit Facility for use at the Company's restaurants in lieu of lease security deposits. On July 1, 2002, the Facility converted into a term loan in the amount of $17,890,000 payable in 36 monthly installments of approximately $497,000. The loans bear interest at the prime rate plus 1/2% and at September 28, 2002 and September 29, 2001, the interest rate on the outstanding loans was 5.25% and 6.5%, respectively. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

         The agreement contains certain financial covenants such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. At September 29, 2001, the Company was not in compliance with several of the requirements of the agreement principally due to the impairment charges incurred in connection with its restaurant and food service operations at the Aladdin in Las Vegas, Nevada. The Company received a waiver from the bank to cure the non-compliance. In December 2001, the covenants were amended for forthcoming periods. The Company violated a covenant related to a limitation on employee loans during the year ended September 28, 2002. The Company received a waiver for such covenant with which it was not in compliance at September 28, 2002 through December 30, 2002.

         Pursuant to an equipment financing facility with its main bank, the Company borrowed $2,851,000 in January 1997 at an interest rate of 8.75% to refinance the purchase of various restaurant equipment at the New York-New York Hotel & Casino Resort. The note, which was payable in 60 equal monthly installments through January 2002, is secured by such restaurant equipment. At September 28, 2002 the Company had completely paid down this facility.

         In April 2000, the Company borrowed $1,570,000 from its main bank at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian. The note which is payable in 60 equal monthly installments through May 2005, is secured by such restaurant equipment. At September 28, 2002 the Company had $922,000 outstanding on this facility.

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

         The Company originally accounted for this agreement as an operating lease and did not record the assets or the lease liability in the financial statements. During the year ended September 29, 2001, the Company recorded the entire amount payable under the lease as a liability of $1,600,000 based on the anticipated abandonment of the Aladdin operations. In 2002, the operations at the Aladdin were abandoned and at September 28, 2002, $1,253,000 remains in accrued expenses and other current liabilities representing future operating lease payments.

Restaurant Expansion

         In fiscal 2002 the Company opened one restaurant at the Neonopolis Center at Freemont Street in downtown Las Vegas, Nevada (The Saloon). The Company opened two bars (V-Bar and Venus) at the Venetian in Las Vegas, Nevada in fiscal 2001. In fiscal 2000, the Company opened two restaurants (Tsunami and Lutece) along with four food court outlets at the Venetian.

Critical Accounting Policies

         The preparation of financial statements requires the application of accounting policies which may require the Company to make estimates and assumptions of future events. In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and actual results could differ from those estimates. Although management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial position or the results of operation, differences in actual results could be material to the financial statements.

         The Company's significant accounting policies are more fully described in Note 1 to the Company's financials. Below are listed certain policies that management believes are critical.

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

Recent Developments

         The Financial Accounting Standards Board has recently issued the following accounting pronouncements:

         SFAS No. 142, Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and are applied at the beginning of the Company's fiscal year. The Company will adopt this standard in the first quarter of fiscal year 2003. The Company is in the process of evaluating the financial statement impact from adopting this standard. The Company had $3,400,000 million of goodwill at September 28, 2002. Amortization expense for the year ended September 28, 2002 was $364,000.

         SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company will adopt this standard in the first quarter of fiscal year 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations; however, the Company will be required to separate the results of closed restaurants as discontinued operations in the future.

         SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate that the adoption of this statement will have a material effect on the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest rates with respect to its outstanding credit agreement with its main bank, Bank Leumi USA. Outstanding loans under the agreement bear interest at prime plus one-half percent, and such loans were converted on July 1, 2002 to a term loan payable over three years. Based upon a $14,908,000 (the outstanding balance at September 28, 2002) term loan and a 100 basis point change in interest rates, interest expense would change by $149,000 in the one year period beginning on September 29, 2002.

Item 8. Financial Statements and Supplementary Data

         The Company's Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9. Changes in and Disagreements With
        Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         See Part I, Item 4. "Executive Officers of the Registrant." Other information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 26, 2003 with the Securities and Exchange Commission ("SEC") pursuant to Regulation 14A of the General Rules and Regulations ("Regulation 14A") under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed with the SEC not later than January 26, 2003 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 26, 2003 with the SEC pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions

         The information required by this item is incorporated by reference from the Company's definitive proxy statement to be filed not later than January 26, 2003 with the SEC pursuant to Regulation 14A.

Item 14. Controls and Procedures

         As of a date within 90 days prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information about the Company and its subsidiaries, including the material information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934, is recorded, processed, summarized and communicated to the Chief Executive Officer and the Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     (a)       (1)     Financial Statements:                                                                Page
                                                                                                            ----
                       Independent Auditors' Report                                                         F-1

                       Consolidated Balance Sheets --
                       at September 28, 2002 and September 29, 2001                                         F-2

                       Consolidated Statements of Operations --
                       For each of the three fiscal years ended
                       September 28, 2002, September 29, 2001 and September 30, 2000                        F-3

                       Consolidated Statements of Cash Flows --
                       For each of the three fiscal years ended
                       September 28, 2002, September 29, 2001 and September 30, 2000                        F-4

                       Consolidated Statements of Shareholders' Equity --
                       For each of the three fiscal years ended
                       September 28, 2002, September 29, 2001 and September 30, 2000                        F-5

                       Notes to Consolidated Financial Statements                                           F-6

               (2)     Financial Statement Schedules

                       None

               (3)     Exhibits:

               *3.1 Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

               *3.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

               *3.3 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

               *3.4 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

                3.5     Certificate of Amendment of the Certificate of
                       Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the "Second
                       Quarter 2002 Form 10-Q").

                3.6     By-Laws of the Registrant, incorporated by reference to
                       Exhibit 3.2 to the Registrant's Registration Statement on
                       Form S-18 filed with the Securities and Exchange
                       Commission on October 17, 1985.

               10.1    Amended and Restated Redemption Agreement dated June 29,
                       1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1999 ("1994 10-K").

               10.2 Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest
                       Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert
                       Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994
                       10-K.

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

               10.11 Amendment dated November 1, 2001 to the Fourth Amended and Restated Credit Agreement dated as of December 27,
                       1999 between the Company and Bank Leumi USA, incorporated by reference to Exhibit 10.11 to the Registrant's Annual
                       Report on Form 10-K for the fiscal year ended September
                       29, 2001 (the "2001 10-K").

               10.12 Amendment dated December 20, 2001 to the Fourth Amended and Restated Credit Agreement dated as of December 27,
                       1999 between the Company and Bank Leumi USA, incorporated by reference to Exhibit 10.11 of the 2001 10-K.

               10.13   Amendment dated as of April 23, 2002 to the Fourth
                       Amended and Restated Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA, incorporated by reference to Exhibit 10.13 of the Second
                       Quarter 2002 Form 10-Q.

               *21     Subsidiaries of the Registrant.

               *23     Consent of Deloitte & Touche LLP.

               *99.1   Certifications pursuant to 18 U.S.C. Section 1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------

* Filed herewith.


     (b)               Reports on Form 8-K:
                       None.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and subsidiaries (the "Company") as of September 28, 2002 and September 29, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ark Restaurants Corp. and subsidiaries as of September 28, 2002 and September 29, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche, LLP
New York, New York
December 13, 2002

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                                     September 28,     September 29,
                                                                                         2002              2001
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                             $   819           $  -
  Accounts receivable                                                                     2,000             1,501
  Employee receivables (net of reserves of $45 and $0 respectively)                       1,045               788
  Current portion of long-term receivables (Note 3)                                         164               203
  Inventories                                                                             1,925             2,110
  Deferred income taxes (Note 12)                                                           293               278
  Prepaid expenses and other current assets                                                 779               655
  Refundable and prepaid income taxes                                                       957             1,119
                                                                                        -------           -------

           Total current assets                                                           7,982             6,654
                                                                                        -------           -------

LONG-TERM RECEIVABLES (Note 3)                                                              904             1,082

FIXED ASSETS - At cost:
  Leasehold improvements                                                                 33,542            33,699
  Furniture, fixtures and equipment                                                      28,320            27,972
  Leasehold improvements in progress                                                       -                   93
                                                                                        -------           -------

                                                                                         61,862            61,764

  Less accumulated depreciation and amortization                                         31,602            27,035
                                                                                        -------           -------

                                                                                         30,260            34,729
                                                                                        -------           -------

INTANGIBLE ASSETS - Net (Note 4)                                                          3,782             4,175

DEFERRED INCOME TAXES (Note 12)                                                           4,255             6,056

OTHER ASSETS (Note 5)                                                                       777               395
                                                                                        -------           -------

                                                                                        $47,960           $53,091
                                                                                        =======           =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                                              $ 3,332           $ 4,232
  Accrued expenses and other current liabilities (Note 6)                                 6,356             6,744
  Current maturities of long-term debt (Note 7)                                           6,284             2,247
                                                                                        -------           -------

           Total current liabilities                                                     15,972            13,223
                                                                                        -------           -------

LONG-TERM DEBT - Net of current maturities (Note 7)                                       9,547            21,700

OPERATING LEASE DEFERRED CREDIT (Notes 1 and 8)                                             995               995

COMMITMENTS AND CONTINGENCIES (Note 8)                                                     -                 -

SHAREHOLDERS' EQUITY (Notes 7, 9 and 10):
  Common stock, par value $.01 per share - authorized, 10,000
    shares; issued, 5,249                                                                    52                52
  Additional paid-in capital                                                             14,743            14,743
  Retained earnings                                                                      15,718            11,489
                                                                                        -------           -------

                                                                                         30,513            26,284

  Less stock options receivables                                                            716               760
  Less treasury stock, 2,068 shares                                                       8,351             8,351
                                                                                        -------           -------

           Total shareholders' equity                                                    21,446            17,173
                                                                                        -------           -------

                                                                                        $47,960           $53,091
                                                                                        ========          =======


See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------


                                                                                         Years Ended
                                                                    -----------------------------------------------------
                                                                        September 28,    September 29,    September 30,
                                                                            2002             2001             2000
REVENUES:
  Food and beverage sales                                                 $115,107         $127,007         $119,212
  Other income                                                                 373              529              654
                                                                          --------         --------         --------

           TOTAL REVENUES                                                  115,480          127,536          119,866
                                                                          --------         --------         --------

COST AND EXPENSES:
  Food and beverage cost of sales                                           28,794           32,549           31,016
  Payroll expenses                                                          37,412           45,085           43,063
  Occupancy expenses                                                        17,306           18,320           15,310
  Other operating costs and expenses                                        13,951           16,499           16,545
  General and administrative expenses                                        6,548            7,005            7,111
  Depreciation and amortization                                              5,172            5,938            4,885
  Asset impairement (Note 2)                                                  -              10,045              811
  Joint venture losses                                                        -                 150            4,988
                                                                          --------         --------         --------

                                                                           109,183          135,591          123,729
                                                                          --------         --------         --------

OPERATING INCOME (LOSS)                                                      6,297           (8,055)          (3,863)
                                                                          --------         --------         --------

OTHER (INCOME) EXPENSE:
  Interest expense (Note 7)                                                  1,212            2,446            2,007
  Interest income                                                             (133)            (150)            (172)
  Other income (Note 13)                                                      (430)            (161)            (258)
                                                                          --------         --------         --------

                                                                               649            2,135            1,577
                                                                          --------         --------         --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                              5,648          (10,190)          (5,440)

PROVISION (BENEFIT) FOR INCOME TAXES (Note 12)                               1,419           (3,342)          (1,906)
                                                                          --------         --------         --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                                       4,229           (6,848)          (3,534)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, Net                                   -                -                 189
                                                                          --------         --------         --------

NET INCOME (LOSS)                                                         $  4,229         $ (6,848)        $ (3,723)
                                                                          ========         ========         ========

NET INCOME (LOSS) PER SHARE - BASIC:

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                                    $   1.33         $  (2.15)         $ (1.11)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                       -                -                (0.06)
                                                                          --------         --------         --------

NET INCOME (LOSS)                                                         $   1.33          $ (2.15)         $ (1.17)
                                                                          ========         ========         ========

NET INCOME (LOSS) PER SHARE - DILUTED:

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                                    $   1.32         $  (2.15)         $ (1.11)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                        -                -               (0.06)
                                                                          --------         --------         --------

NET INCOME  (LOSS)                                                        $   1.32          $ (2.15)         $ (1.17)
                                                                          ========         ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                                    3,181            3,181            3,186
                                                                          ========         ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                                  3,206            3,181            3,186
                                                                          ========         ========         ========


See notes to consolidated financial statements.

ARK RESTAURANT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------


                                                                                 Years Ended
                                                                ----------------------------------------------
                                                                 September 28,   September 29,  September 30,
                                                                     2002            2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $  4,229      $ (6,848)     $ (3,723)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization of fixed assets                     4,779         5,479         4,334
    Amortization of intangibles                                         393           459           551
    Gain on sale of restaurants                                        (105)         (209)          (88)
    Write-off of joint venture advances and investments                --           1,086         4,988
    Impairment of assets held for sale                                 --          10,045           811
    Write-off of accounts and notes receivable                          165           209           280
    Operating lease deferred credit                                    --            (218)         (109)
    Deferred income taxes                                             1,786        (3,107)       (1,670)
    Changes in assets and liabilities:
      Accounts receivable and employee receivables                     (756)        1,037        (1,202)
      Inventories                                                       185            23          (217)
      Prepaid expenses and other
        current assets                                                 (124)         (308)          (11)
      Refundable and prepaid
         income taxes                                                   162           189        (1,307)
      Other assets                                                     (382)         (502)         (450)
      Accounts payable trade                                           (900)       (1,061)        1,476
      Accrued income taxes                                             --            --            (186)
      Accrued expenses
        and other current liabilities                                  (388)          538         1,469
                                                                   --------      --------      --------

           Net cash provided by operating activities                  9,044         6,812         4,946
                                                                   --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                            (704)       (3,014)      (22,263)
  Proceeds from the disposal of fixed assets                            394          --            --
  Advances to joint venture                                            --            --          (3,297)
  Issuance of demand notes and long-term receivables                   (125)          (98)          (94)
  Payments received on long-term receivables                            282         1,221           410
                                                                   --------      --------      --------

           Net cash used in investing activities                       (153)       (1,891)      (25,244)
                                                                   --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                            1,500         4,400        25,020
  Principal payment on long-term debt                                (9,616)       (9,974)       (3,155)
  Exercise of stock options                                            --            --             344
  Payment (borrowings) under stock options receivables                   44           (41)          (49)
  Principal payment on capital lease obligations                       --            --            (149)
  Purchase of treasury stock                                           --              (3)       (1,350)
                                                                   --------      --------      --------

           Net cash (used in) provided by financing activities       (8,072)       (5,618)       20,661
                                                                   --------      --------      --------

NET INCREASE  (DECREASE) IN CASH  AND
CASH AND CASH EQUIVALENTS                                               819          (697)          363

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                  --             697           334
                                                                   --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    819      $   --        $    697
                                                                   ========      ========      ========

SUPPLEMENTAL INFORMATION:
  Cash payments for:
    Interest                                                       $  1,271      $  2,446      $  2,245
                                                                   ========      ========      ========

    Income taxes                                                   $    187      $    852      $  1,113
                                                                   ========      ========      ========

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
(In Thousands)
--------------------------------------------------------------------------------


                                                   Common Stock    Additional
                                                -----------------    Paid-In      Retained      Treasury
                                                Shares   Amount      Capital      Earnings        Stock

BALANCE, OCTOBER 3, 1999                         5,208     $  52      $14,399      $22,060      $ (6,998)

  Exercise of stock options                         41      --            328         --            --
  Purchase of treasury stock                      --        --           --           --          (1,350)
  Tax benefit on exercise of options              --        --             16         --            --
  Net borrowings of stock option receivables      --        --           --           --            --
  Net loss                                        --        --           --         (3,723)         --
                                                 -----     -----      -------      -------      --------
BALANCE, SEPTEMBER 30, 2000                      5,249        52       14,743       18,337        (8,348)

  Purchase of treasury stock                      --        --           --           --              (3)
  Net borrowings of stock option receivables      --        --           --           --            --
  Net loss                                        --        --           --         (6,848)         --
                                                 -----     -----      -------      -------      --------
BALANCE, SEPTEMBER 29, 2001                      5,249        52       14,743       11,489        (8,351)

  Net payment on stock options receivables        --        --           --           --            --
  Net income                                      --        --           --          4,229          --
                                                 -----     -----      -------      -------      --------
BALANCE, SEPTEMBER 28, 2002                      5,249     $  52      $14,743      $15,718      $ (8,351)
                                                 =====     =====      =======      =======      ========


                                                    Stock         Total
                                                   Options    Shareholders'
                                                  Receivable     Equity

BALANCE, OCTOBER 3, 1999                             $(670)      $28,843

  Exercise of stock options                           --             328
  Purchase of treasury stock                          --          (1,350)
  Tax benefit on exercise of options                  --              16
  Net borrowings of stock option receivables           (49)          (49)
  Net loss                                            --          (3,723)
                                                     -----       -------
BALANCE, SEPTEMBER 30, 2000                           (719)       24,065

  Purchase of treasury stock                          --              (3)
  Net borrowings of stock option receivables           (41)          (41)
  Net loss                                            --          (6,848)
                                                     -----       -------
BALANCE, SEPTEMBER 29, 2001                           (760)       17,173

  Net payment on stock options receivables              44            44
  Net income                                          --           4,229
                                                     -----       -------
BALANCE, SEPTEMBER 28, 2002                          $(716)      $21,446
                                                     =====       =======


See notes to consolidated financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 28, 2002, SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Ark Restaurants Corp. and subsidiaries (the "Company") own and operates 26 restaurants, 12 fast food concepts, catering operations and wholesale and retail bakeries. Twelve restaurants are located in New York City, nine in Las Vegas, Nevada, four in Washington, D.C., and one in Islamorada, Florida. The Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort and operation of the Resort's room service, banquet facilities, employee dining room and eight food court concepts. Four restaurants and bars are within the Venetian Casino Resort as well as four food court concepts; one restaurant is within the Forum Shops at Caesar's Shopping Center and one restaurant is in downtown Las Vegas at the Neonopolis Center.

   Accounting Period - The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 28, 2002, September 29, 2001, and September 30, 2000, included 52 weeks.

   Significant Estimates - In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial position or the results of operations.

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

   Accounts Receivable - Accounts receivable generally represent normal business receivables such as credit card receivables that are paid off in a short period of time. See Notes 16 and 17 for a discussion of related party receivables.

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

   The Company includes in leasehold improvements in progress restaurants that are under construction. Once the projects have been completed the Company will begin amortizing the assets. Start-up costs incurred during the construction period of restaurants, including rental of premises, training and payroll, are expensed as incurred.

   The Company annually assesses impairment in value of long-lived assets and certain identifiable intangibles to be held and used. For the year ended September 28, 2002, no impairment charges were deemed necessary. For the year ended September 29, 2001, an impairment charge of $10,045,000 was incurred on the Company's restaurant operations at Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada (Note 2).

   In January 2001, the Company closed its America restaurant in Tyson's Corner, McLean, Virginia. The Company's efforts to sell this restaurant had been unsuccessful. The Company continuously assessed the carrying value of this restaurant in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets To Be Disposed Of, and determined that the restaurant's value was impaired based upon the future undiscounted anticipated cash flows. Accordingly, the Company recorded an impairment charge of $811,000 during the year ended September 30, 2000, to write off the net book value of the furniture, fixtures and equipment which were deemed to have no disposal value. For the years ended September 29, 2001 and September 30, 2000, the restaurant had a pre-tax loss of $30,000 and $1,475,000 respectively.

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

   The Company adopted in the quarter ended January 1, 2000, Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, which requires costs of start-up activities and organization costs to be expensed as incurred. The Company had previously capitalized organization costs and then amortized such costs over five years. The Company had net deferred organization expenses of $300,000 in intangible assets as of October 2, 1999 and the write-off of such amount ($189,000 after taxes) is reported in the fiscal year ended September 30, 2000 as a cumulative effect of a change in accounting principle.

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

   Future Impact of Recently Issued Accounting Standards - SFAS No. 142, Goodwill and Other Intangible Assets, addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001 and are applied at the beginning of the Company's fiscal year. The Company will adopt this standard in the first quarter of fiscal year 2003. The Company is in the process of evaluating the financial statement impact from adopting this standard. The Company had approximately $3,400,000 of unamortized goodwill at September 28, 2002. Amortization expense for the year ended September 28, 2002 was $364,000.

   SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company will adopt this standard in the first quarter of fiscal year 2003. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations; however, the Company will be required to separate the results of closed restaurants as discontinued operations in the future.

   SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not anticipate the adoption of this statement will have a material effect on the Company's financial position or results of operations.

   Reclassifications - Certain reclassifications of prior year balances have been made to conform with current year presentation. Stock option receivables of $716,000 at September 28, 2002 and $760,000 at September 29, 2001 are classified as a reduction to shareholders' equity in the current year and were classified in accounts receivable in the prior year.

2. EFFECTS OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS

   The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington D.C. on September 11, 2001 have had a material adverse effect on the Company's revenue. As a result of the attacks, one Company restaurant, The Grill Room, experienced some damage. The Grill Room, located at 2 World Financial Center which is adjacent to the World Trade Center and which was substantially damaged, was closed for all of fiscal 2002. The Grill Room reopened in early December 2002. The Company has recorded $450,000 as a reduction of other operating costs and expenses for the year ended September 28, 2002 for partial insurance recoveries of certain out of pocket costs and business interruption losses incurred. Additional recoveries are expected in the future as the assessment of the damages is finalized with the insurance carrier.

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

   Based upon the sum of the future undiscounted cash flows related to the Company's long-lived assets at the Aladdin, the Company determined that impairment had occurred. To estimate the fair value of such long-lived assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. Therefore, the Company determined that there was no value to such long-lived assets. The Company had an investment of $8,445,000 in leasehold improvements, and furniture, fixtures and equipment. The Company believes that these assets would have nominal, if any, value upon disposal. In addition, the estimated future payments under the lease for kitchen equipment at the location totaled $1,600,000. The Company recorded in the fiscal year ended September 29, 2001 an impairment charge of $8,445,000 for the net book value of the assets and recorded an additional $1,600,000 of expense and liability for the future lease payments, of which $1,253,000 remains in accrued in other current liabilities at September 28, 2002. In September 2002, the Company abandoned its restaurant and food court operations at the Aladdin.

3. LONG-TERM RECEIVABLES

   Long-term receivables consist of the following:

                                                                             (In Thousands)
                                                                     September 28,     September 29,
                                                                         2002              2001
Note receivable, due March 2001 (a)                                    $  -              $  -

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 8% interest; due in
  monthly installments through December 2006 (b)                          337               401

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 7.5% interest; due in
  monthly installments commencing May 2000
  through December 2008 (c)                                               606               687

Note receivable secured by fixed assets and lease at a
  restaurant sold by the Company, at 10.0% interest; due in
  monthly installments through April 2004 (d)                             -                 -

Note receivable secured by fixed assets and lease at a
  restaurant at 7.0% interest; due in monthly installments
  through December 2007 (e)                                               125               176

Others                                                                    -                  21
                                                                       ------            ------
                                                                        1,068             1,285

Less current portion                                                      164               203
                                                                       ------            ------
                                                                       $  904            $1,082
                                                                       ======            ======

     (a) In March 2000, the Company withdrew from a partnership that was formed to develop and construct four restaurants at a large theatre development in Southfield, Michigan. The Company was issued a $1,000,000 note in consideration of its working capital advances to the project. The Company collected $850,000 in March 2001 and recorded a charge of $150,000 on the uncollected balance.

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

          The Company recognized a gain on sale of approximately $0, $221,000, and $88,000 in the fiscal years ended September 28, 2002, September 29, 2001, and September 30, 2000, respectively. Additional deferred gains totaling $585,000 at September 28, 2002 could be recognized in future periods as the notes are collected. The Company deferred recognizing this additional gain and recorded an allowance for possible uncollectible note against the outstanding note. This uncertainty is based on the significant length of time of this note (over 10 years) and the substantial balance, which matures in December 2008 ($519,000).

     (d) In December 1998, the Company sold a restaurant for $500,000, of which $250,000 was paid in cash and a note financed the balance of $250,000. The note was due in monthly installments of $6,000, inclusive of interest at 10%, from May 1999 through April 2004. The buyer defaulted on the note during the fiscal year ended September 29, 2001 and subsequently filed for bankruptcy. The Company recovered $12,000 and wrote off the remaining balance of $209,000 in the year ended September 29, 2001.

     (e) In June 2000, the Company sold this restaurant for $438,000. Cash of $188,000 was received on sale and the balance was due in installments through June 2006. In February 2001, the buyer defaulted and the Company took possession of this restaurant and sold it to another party in June 2002. The total price was $270,000, cash of $145,000 was received on sale and the balance is due in installments through December 2007.

          The Company recognized a gain on the sale of this restaurant of $105,000, the net of funds received from the buyer and the outstanding $165,000 note which was written down on the default.

   The carrying value of the Company's long-term receivables approximates its current aggregate fair value.

4. INTANGIBLE ASSETS

   Intangible assets consist of the following:

                                                                               (In Thousands)
                                                                       September 28,       September 29,
                                                                           2002                2001
Goodwill (a)                                                              $6,223              $6,223
Purchased leasehold rights (b)                                               751                 751
Noncompete agreements and other                                              790                 790
                                                                          ------              ------
                                                                           7,764               7,764
Less accumulated amortization                                              3,982               3,589
                                                                          ------              ------
                                                                          $3,782              $4,175
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

5. OTHER ASSETS

   Other assets consist of the following:

                                                                            (In Thousands)
                                                                     September 28,     September 29,
                                                                         2002              2001
Deposits                                                                 $335              $277
Deferred financing fees                                                    42                97
Investments in and advances to affiliates (a)                               -                21
Landlord receivable (b)                                                   400                 -
                                                                         ----              ----
                                                                         $777              $395
                                                                         ====              ====

     (a) The Company, through a wholly-owned subsidiary, became a general partner with a 19% interest in a partnership which acquired on July 1, 1987 an existing Mexican food restaurant, El Rio Grande, in New York City. Several related parties also participate as limited partners in the partnership. The Company's equity in earnings of the limited partnership was $0, $32,000 and $15,000 for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

          The Company also manages El Rio Grande through another wholly-owned subsidiary on behalf of the partnership. Management fee income relating to these services was $30,000, $181,000 and $162,000 for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively (Note 11).

          The Company, through a wholly-owned subsidiary, was a partner with a 50% interest in a partnership to construct and develop four restaurants at a large theatre development in Southfield, Michigan. In March 2000, the Company withdrew from the partnership and incurred losses totaling $4,988,000 on this project from the write-off of advances for construction costs and working capital needs on the project.

          For the year ended September 29, 2001, the Company recorded a write off in other operating expenses of $935,000 on the cancellation of a development project.

     (b) This balance represents certain costs paid on behalf of a landlord, that under an agreement with the landlord will be used as a future offset to contingent rent payments for certain Las Vegas restaurants.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

   Accrued expenses and other current liabilities consist of the following:

                                                                                         (In Thousands)
                                                                                September 28,       September 29,
                                                                                    2002                2001
Sales tax payable                                                                  $  673              $  669
Accrued wages and payroll related costs                                             1,508                 931
Customer advance deposits                                                             924                 961
Accrued and other liabilities                                                       1,998               2,583
Impairment accrual (a)                                                              1,253               1,600
                                                                                   ------              ------
                                                                                   $6,356              $6,744
                                                                                   ======              ======

     (a) During the year ended September 29, 2001, the Company recorded the entire amount payable under an operating lease for restaurant equipment for the Aladdin operations as a liability of $1,600,000 based on their anticipated abandonment. In 2002, the operations at the Aladdin were abandoned (see Note 2).

7. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                                            (In Thousands)
                                                                                    September 28,       September 29,
                                                                                        2002                2001
Revolving Credit and Term Loan Facility with interest at the
  prime rate, plus 1/2%, payable on June 30, 2002 (a)                                 $14,908             $22,500

Notes issued in connection with refinancing of restaurant
  equipment, at 8.75%, payable in monthly installments through
  January 2002 (b)                                                                          -                 231

Notes issued in connection with refinancing of restaurant
  equipment, at 8.80%, payable in monthly installments through
  May 2005 (c)                                                                            923               1,216
                                                                                      -------             -------
                                                                                       15,831              23,947

Less current maturities                                                                 6,284               2,247
                                                                                      -------             -------
                                                                                      $ 9,547             $21,700
                                                                                      =======             =======

     (a) The Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), as amended in November 2001, December 2001 and April 2002, included a $26,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. On July 1, 2002, the Facility converted into a term loan in the amount of $17,890,000 payable in 36 monthly installments of approximately $497,000. The loan bears interest at1/2% above the bank's prime rate and at September 28, 2002 and September 29, 2001, the interest rate on outstanding loans was 5.25% and 6.5% respectively. The Facility also includes a $1,000,000 Letter of Credit Facility for use in lieu of lease security deposits. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

          The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing facilities and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such facilities.

          The agreement includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The agreement also contains financial covenants such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. The Company violated a covenant related to a limitation on employee loans during the year ended September 28, 2002. The Company received a waiver from the bank for the covenant it was not in compliance with, for September 28, 2002 through December 30, 2002.

     (b) In January 1997, the Company borrowed from its main bank, $2,851,000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The notes bore interest at 8.75% per annum and were payable in 60 equal monthly installments of $58,833 inclusive of interest, until they matured in January 2002. The Company granted the bank a security interest in such restaurant equipment. In connection with such financing, the Company granted the bank the right to purchase 35,000 shares of the Company's common stock at the exercise price of $11.625 per share through December 2002. The fair value of the warrants was estimated at the date of grant, credited to additional paid-in capital and is being amortized over the life of the warrant. As of September 28, 2002, there were no exercises on any of the warrants.

     (c) In April 2000, the Company borrowed from its main bank $1,570,000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The notes bear interest at 8.80% per annum and are payable in 60 equal monthly installments of $32,439 inclusive of interest, until maturity in May 2005.

   Required principal payments on long-term debt, with the conversion of eligible borrowings described in (a) above are as follows:

                                                  (In Thousands)
Year                                                   Amount

2003                                                  $ 6,284
2004                                                    6,313
2005                                                    3,234
                                                      -------
                                                      $15,831
                                                      =======


   During the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000, interest expense was $1,212,000, $2,446,000 and $2,245,000, respectively, of which $238,000 was capitalized during the fiscal year ended September 30, 2000.

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

   As of September 28, 2002, future minimum lease payments, net of sublease rentals, under noncancelable leases are as follows:

                                                  (In thousands)
                                                    Operating
Year                                                  Leases
2003                                                 $ 7,821
2004                                                   7,310
2005                                                   6,568
2006                                                   6,568
2007                                                   3,716
Thereafter                                            11,075
                                                     -------
Total minimum payments                               $43,058
                                                     =======


   In connection with the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $889,000 as security deposits under such leases.

   Rent expense was $12,001,000, $12,756,000 and $10,783,000 during the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively. Rent expense for the fiscal years ended September 29, 2001 and September 30, 2000 includes approximately $218,000 and $109,000 of operating lease deferred credits, representing the difference between rent expense recognized on a straight-line basis and actual amounts currently payable. There was no effect for operating lease deferred credits for the year ended September 28, 2002. Contingent rentals, included in rent expense, were $3,198,000, $3,236,000 and $3,470,000 for the fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

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

   Several unfair labor practice charges were filed against the Company in 1997 with the National Labor Relations Board ("NLRB") with respect to the Company's Las Vegas subsidiary. The charges were heard in October 1997. At issue was whether the Company unlawfully terminated nine employees and disciplined six other employees allegedly in retaliation for their union activities. An Administrative Law Judge found that six employees were terminated unlawfully and three were discharged for valid reasons and four employees were disciplined lawfully and two employees unlawfully. On appeal, the NLRB found that the Company lawfully disciplined five employees and unlawfully disciplined one employee. The Company is appealing the adverse rulings of the NLRB to the D.C. Circuit Court of Appeals. The

    Company does not believe that an adverse outcome in this proceeding will have a material adverse effect upon the Company's financial condition or operations.

9.  COMMON STOCK REPURCHASE PLAN

    In August 1998, the Company authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. In April 1999, the Company authorized the repurchase of an additional 300,000 shares of the Company's outstanding common stock. For the years ended September 29, 2001 and September 30, 2000, the Company repurchased 400 and 141,000 shares at a total cost of $3,000 and $1,350,000, respectively. For the year ended September 28, 2002, there were no repurchases of common stock.

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

    Additional information follows:

                                                   2002                         2001                          2000
                                           ---------------------        ---------------------          ---------------------
                                                        Weighted                     Weighted                       Weighted
                                                        Average                      Average                        Average
                                                        Exercise                     Exercise                       Exercise
                                            Shares        Price          Shares        Price            Shares        Price
Outstanding, beginning of year              330,000      $ 10.72         343,000       $10.76           488,000       $10.65
Options:
  Granted                                   240,000         6.30          10,000         7.50               -            -
  Exercised                                     -                            -                          (41,000)        8.00
  Canceled or expired                      (177,500)       10.24         (23,000)        9.89          (104,000)       11.32
                                           --------                     --------                       --------
Outstanding, end of year (a)                392,500         7.91         330,000        10.72           343,000        10.76
                                           ========                     ========                       ========
Exercise price, outstanding options      $6.30 - 10.00                $7.50 - $12.00                 $9.50 - $12.00
Weighted average years                    3.06 Years                   1.65 Years                     2.62 Years
Shares available for future grant           371,000                      320,000                        127,000
Options exercisable (a)                     168,000        10.00         229,000        11.15           157,000        11.24


     (a) Options become exercisable at various times until expiration dates ranging from December 2003 through December 2006.

    Statement of Financial Accountings Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to disclose pro forma net income and pro forma earnings per share information for employee stock option grants to employees as if the fair-value method defined in

    SFAS No. 123 had been applied. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income and earnings per share of the options granted and outstanding for fiscal 2002 and fiscal 2001. There were no options granted during fiscal 2000.

    The weighted-average assumptions which were used for fiscal 2002 and fiscal 2001 included risk free interest rates of 4.25% and 5.5% and volatility of 35% and 45%, respectively. An expected life of four years for both years was used. No annual dividend yield was assumed for either fiscal 2002 or fiscal 2001. The weighted average grant date fair value of options granted and outstanding during fiscal 2002 and fiscal 2001 was $2.05 and $2.87 respectively.

    The pro forma impact was as follows:

                                                                     (in Thousands, Except per Share Amounts)
                                                                                   Years Ended
                                                                 ------------------------------------------------
                                                                 September 28,     September 29,    September 30,
                                                                     2002              2001             2000
Net income (loss) as reported                                       $4,229           $(6,848)         $(3,723)
Net income (loss) - pro forma                                        4,088            (7,053)          (3,957)

Earnings per share as reported - basic                              $ 1.33           $ (2.15)         $ (1.11)
Earnings per share as reported - diluted                              1.32             (2.15)           (1.11)

Earnings per share pro forma - basic                                $ 1.29           $ (2.22)         $ (1.18)
Earnings per share pro forma - diluted                                1.28             (2.22)           (1.18)

    The exercise of nonqualified stock options in the fiscal year 2000, resulted in an income tax benefit of $16,000, which was credited to additional paid-in capital. The income tax benefit results from the difference between the market price on the exercise date and the option price.

11. MANAGEMENT FEE INCOME

    As of September 28, 2002, the Company provides management services to one restaurant owned by an outside party. In accordance with the contractual arrangements, the Company earns management fees based on operating profits as defined by the agreement.

    Restaurants managed had sales of $2,973,000, $4,380,000 and $8,867,000 during the management periods within the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively, which are not included in consolidated net sales of the Company.

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

The provision (benefit) for income taxes consists of the following:

                                                                                  (In Thousands)
                                                                                    Years Ended
                                                                  ------------------------------------------------
                                                                  September 28,     September 29,    September 30,
                                                                       2002              2001            2000
Current provision (benefit):
  Federal                                                            $(2,151)          $(1,008)         $(1,129)
  State and local                                                        872               773              782
                                                                     -------           -------          -------
                                                                      (1,279)             (235)            (347)
                                                                     -------           -------          -------
Deferred provision (benefit):
  Federal                                                              2,784            (3,022)          (1,286)
  State and local                                                        (86)              (85)            (273)
                                                                     -------           -------          -------
                                                                       2,698            (3,107)          (1,559)
                                                                     -------           -------          -------
                                                                     $ 1,419           $(3,342)         $(1,906)
                                                                     =======           =======          =======

The provision for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:

                                                                                (In Thousands)
                                                                                  Years Ended
                                                                ------------------------------------------------
                                                                September 28,     September 29,    September 30,
                                                                     2002              2001             2000
Provision (benefit) for Federal
  income taxes (34%)                                                $1,920           $(3,465)         $(1,849)

State and local income taxes net of Federal
  tax benefit                                                          575               454              336

Amortization of goodwill                                                26                26               25

Tax credits                                                           (755)             (489)            (503)

Other                                                                 (347)              132               85
                                                                    ------           -------          -------
                                                                    $1,419           $(3,342)         $(1,906)
                                                                    ======           =======          =======

Deferred tax assets or liabilities are established for: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company's net deferred tax asset are as follows:

                                                                               September 28,       September 29,
                                                                                    2002                2001
Deferred tax assets (liabilities):
  Operating loss carryforwards                                                    $ 1,721             $ 1,539
  Operating lease deferred credits                                                    461                 430
  Carryforward tax credits                                                          5,641               4,105
  Depreciation and amortization                                                    (1,829)             (2,019)
  Deferred gains                                                                     (146)               (195)
  Valuation allowance                                                              (1,031)               (941)
  Inventory                                                                          (269)                 -
  Asset impairment                                                                    -                 3,415
                                                                                  -------             -------
                                                                                  $ 4,548             $ 6,334
                                                                                  =======             =======


A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $1,031,000 at September 28, 2002 and $941,000 at September 29, 2001. The Company has state operating loss carryforwards of $23,219,000 and local operating loss carryforwards of $18,359,000, which expire in the years 2003 through 2016.

During the fiscal year ended September 30, 2000, the Company and the Internal Revenue Service finalized the adjustments to the Company's Federal income tax returns for the fiscal years ended September 28, 1991 through October 1, 1994. During the fiscal year ended September 28, 2002, the Company and the Internal Revenue Service finalized the adjustments to the Company's federal income tax returns for the fiscal years ended September 30, 1995 through October 3, 1998. The final adjustments, in both settlements, primarily relate to: (i) legal and accounting expenses incurred in connection with new or acquired restaurants that the Internal Revenue Service asserts should have been capitalized and amortized rather than currently expensed and (ii) travel and meal expenses for which the Internal Revenue Service asserts the Company did not comply with certain record keeping requirements or the Internal Revenue Code. These settlements did not have a material effect on the Company's financial condition.

13. OTHER INCOME

    Other income consists of the following:

                                                                               (In Thousands)
                                                                                Years Ended
                                                            --------------------------------------------------
                                                              September 28,     September 29,    September 30,
                                                                   2002              2001             2000
     Purchasing service fees                                       $123              $106             $ 65
     Other                                                          307                55              193
                                                                   ----               ---             ----
                                                                   $430              $161             $258
                                                                   ====              ====             =====


14. INCOME PER SHARE OF COMMON STOCK

    A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal year ended September 28, 2002 follows. For the years ended September 29, 2001 and September 30, 2000, there were no dilutive stock options and warrants.

                                                           (In Thousands, Except Per Share Amounts)
                                                            Income           Shares       Per-Share
                                                          (Numerator)     (Denominator)     Amount
     Year ended September 28, 2002:
       Basic EPS                                             $4,229           3,181         $ 1.33
       Stock options and warrants                               -                25          (0.01)
                                                             ------           -----         ------
       Diluted EPS                                           $4,229           3,206          $1.32
                                                             ======           =====          =====



    For the years ended September 28, 2002, September 29, 2001, and September 30, 2000, shares of 34,000, 330,000 and 343,000, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

15. QUARTERLY INFORMATION (UNAUDITED)

    The following table sets forth certain quarterly operating data.

                                                                 (In Thousands Except Per Share Amounts)
                                                                         Fiscal Quarters Ended
                                                    ---------------------------------------------------------------
                                                     December 31,      March 29,        June 29,      September 28,
                                                         2001            2002            2002              2002
    2002

    Food and Beverage Sales                            $25,781          $26,149         $33,261          $29,916

    Net income (loss)                                      974             (189)          1,836            1,608

    Net income (loss) per share
      basic                                            $  0.31          $ (0.06)        $  0.58          $  0.51

    Net income (loss) per share
      diluted                                          $  0.31          $ (0.06)        $  0.57          $  0.50

                                                                 (In Thousands, Except Per Share Amounts)
                                                                         Fiscal Quarters Ended
                                                    ---------------------------------------------------------------
                                                     December 30,      March 31,        June 30,      September 29,
                                                         2000            2001             2001              2001
    2001

    Food and beverage sales                            $30,815          $28,417        $36,805          $30,970

    Net income (loss)                                      225           (1,000)         1,958           (8,031)

    Net income (loss) per share
      basic and diluted                                $   .07          $  (.31)       $   .62          $ (2.52)



                                                                         Fiscal Quarters Ended
                                                         -----------------------------------------------------------
                                                         January 1,      April 1,        July 1,       September 30,
                                                           2000           2000            2000             2000
   2000

   Food and beverage sales                                $26,957        $25,765         $33,810         $32,680

   Cumulative effect of accounting change                    (189)           -               -               -

   Net income (loss)                                           91         (4,972)          1,770            (612)

   Net income (loss) per share -
     basic and diluted                                    $  0.03        $ (1.56)        $  0.56         $ (0.19)


16. STOCK OPTION RECEIVABLES

    Stock option receivables include amounts due from officers and directors totaling $716,000 and $760,000 at September 28, 2002 and September 29, 2001, respectively. Such amounts which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest at 1/2% above prime (5.25% at September 28, 2002).

17. RELATED PARTY TRANSACTIONS

    Mr. Donald D. Shack, a director of the Company, is a member of the firm Shack Siegel Katz Flaherty & Goodman P.C., general counsel to the Company. The Company incurred $353,000, $436,000, and $324,000 in legal fees to such firm during the years ended September 28, 2002, September 29, 2001, and September 30, 2000, respectively.

    Receivables due from officers and employees, excluding stock option receivables, totaled $897,000 at September 28, 2002 compared to $501,000 at September 29, 2001. Other employee loans totaled $148,000 at September 28, 2002 compared to $287,000 at September 29, 2001. Such loans bear interest at the minimum statutory rate (2.13% at September 28, 2002).

18. SUBSEQUENT EVENT (UNAUDITED)

    In October 2002, the Company sold some furniture, fixtures and equipment related to the Aladdin operations for $240,000. The Company recognized a gain of $240,000, in fiscal 2003, on the transaction since all of the fixed assets for the Aladdin operations had been written off during the ended September 28, 2002.

                                     ******

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ARK RESTAURANTS CORP.


                                      By:  /s/ Michael Weinstein
                                           -------------------------------------
                                           Michael Weinstein
                                           President and Chief Executive Officer
Date:  December 27, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                                 Date
---------                              -----                                 ----
/s/ Ernest Bogen                       Chairman of the Board and             December 27, 2002
----------------------------           Director
(Ernest Bogen)

/s/ Michael Weinstein                  President, Chief Executive            December 27, 2002
----------------------------           Officer and Director
(Michael Weinstein)

/s/ Vincent Pascal                     Senior Vice President,                December 27, 2002
----------------------------           Secretary and Director
(Vincent Pascal)

/s/ Robert Towers                      Executive Vice President,             December 27, 2002
----------------------------           Treasurer, Chief Operating
(Robert Towers)                        Officer and Director

/s/ Robert Stewart                     Chief Financial Officer               December 27, 2002
----------------------------
(Robert Stewart)

/s/ Donald D. Shack                    Director                              December 27, 2002
----------------------------
(Donald D. Shack)

/s/ Jay Galin                          Director                              December 27, 2002
----------------------------
(Jay Galin)

/s/ Paul Gordon                        Senior Vice President                 December 27, 2002
----------------------------           and Director
(Paul Gordon)

/s/ Bruce R. Lewin                     Director                              December 27, 2002
----------------------------
(Bruce R. Lewin)

                                 CERTIFICATIONS

I, Michael Weinstein, Chief Executive Officer of Ark Restaurants Corp., certify that:

1.    I have reviewed this annual report on Form 10-K of Ark Restaurants Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 /s/ Michael Weinstein
                                                 -------------------------------
                                                 Michael Weinstein
                                                 Chief Executive Officer
December 27, 2002

I, Robert J. Stewart, Chief Financial Officer of Ark Restaurants Corp., certify that:

1.   I have reviewed this annual report on Form 10-K of Ark Restaurants Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     /s/ Robert J. Stewart
                                                     ---------------------------
                                                     Robert J. Stewart
                                                     Chief Financial Officer
December 27, 2002

                                 Exhibit Index

*3.1 Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

*3.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

*3.3 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

*3.4 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit
         3.5 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the "Second Quarter 2002 Form 10-Q").

3.6 By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1 Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to
         Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1999 ("1994 10-K").

10.2 Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert
         Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and
         Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994
         10-K.

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

10.11    Amendment dated November 1, 2001 to the Fourth Amended and Restated
         Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA, incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 29, 2001 (the "2001 10-K").

10.12    Amendment dated December 20, 2001 to the Fourth Amended and Restated
         Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA, incorporated by reference to Exhibit 10.11 of the 2001
         10-K.

10.13    Amendment dated as of April 23, 2002 to the Fourth Amended and Restated
         Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA, incorporated by reference to Exhibit 10.13 of the Second Quarter 2002 Form 10-Q.

*21      Subsidiaries of the Registrant.

*23      Consent of Deloitte & Touche LLP.

*99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------
*  Filed herewith.
