Form 10-Q
period 2002-12-28
ARK RESTAURANTS CORP
filed 2003-02-11
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 2002

                         Commission file number 0-14030


                              ARK RESTAURANTS CORP.
             (Exact name of registrant as specified in its charter)


             New York                                     13-3156768
---------------------------------                 -----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

  85 Fifth Avenue, New York, New York                      10003
----------------------------------------          -------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:      (212) 206-8800
                                                      -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                       Outstanding shares at February 6, 2003
-----------------------------           --------------------------------------
(Common stock, $.01 par value)                     3,181,299

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)


                                                                                    December 28,           September 28,
                                                                                       2002                    2002
                                                                                    ----------              -----------
ASSETS                                                                                         (unaudited)
------
CURRENT ASSETS:
  Cash and cash equivalents                                                             $    59               $   819
  Accounts receivable                                                                     2,694                 2,000
  Employee receivable (net of reserves of $0 and $45 respectively)                          989                 1,045
  Inventories                                                                             1,941                 1,925
  Current portion of long-term receivables                                                  148                   164
  Prepaid expenses and other current assets                                                 712                   779
  Refundable and prepaid income taxes                                                     1,164                   957
  Deferred income taxes                                                                     278                   293
                                                                                        -------               -------
        Total current assets                                                              7,985                 7,982

LONG-TERM RECEIVABLES                                                                       861                   904

FIXED ASSETS - At Cost:
  Leasehold improvements                                                                 33,543                33,542
  Furniture, fixtures and equipment                                                      28,310                28,320
  Leasehold improvements in progress                                                        248                     -
                                                                                        -------               --------
                                                                                         62,101                61,862
  Less accumulated depreciation and
   amortization                                                                          32,776                31,602
                                                                                        -------               -------
                                                                                         29,325                30,260
INTANGIBLE ASSETS - Less accumulated
  amortization of $3,802 and $3,837                                                       3,817                 3,782

DEFERRED INCOME TAXES                                                                     4,270                 4,255

OTHER ASSETS                                                                                773                   777
                                                                                        -------               -------
TOTAL ASSETS                                                                            $47,031               $47,960
                                                                                        =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable - trade                                                              $ 3,366               $ 3,332
  Accrued expenses and other current
   liabilities                                                                            5,586                 6,356
      Current maturities of long-term debt                                                6,285                 6,284
                                                                                        -------               -------
        Total current liabilities                                                        15,237                15,972

LONG-TERM DEBT - net of current maturities                                                9,469                 9,547

OPERATING LEASE DEFERRED CREDIT                                                             995                   995

COMMITMENTS AND CONTINGENCIES                                                                 -                     -


SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
    authorized, 10,000 shares;
    issued, 5,249 shares                                                                    52                    52
  Additional paid-in capital                                                            14,743                14,743
  Treasury stock, 2,068 shares                                                          (8,351)               (8,351)
  Receivables from Employees in respect of
    stock option exercises                                                                (716)                 (716)
  Retained earnings                                                                     15,602                15,718
                                                                                       -------               -------
        Total shareholders' equity                                                      21,330                21,446
                                                                                       -------               -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $47,031               $47,960
                                                                                       =======               =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)
(In Thousands, Except per share amounts)


                                                                    13 Weeks Ended
                                                              --------------------------
                                                              December 28,    December 29,
                                                                 2002            2001
                                                              -----------     ----------
TOTAL REVENUES                                                $26,215           $25,944

COST & EXPENSES:

Food & beverage cost of sales                                   6,598             6,310
Payroll expenses                                                9,140             8,481
Occupancy expenses                                              4,421             3,925
Other operating costs and expenses                              3,611             2,621
General and administrative expenses                             1,591             1,396
Depreciation and amortization expenses                          1,147             1,339
                                                              -------           -------
  Total costs and expenses                                     26,508            24,072

OPERATING (LOSS) INCOME                                          (293)            1,872
                                                              --------          -------
OTHER (INCOME) EXPENSE:

Interest expense, net                                             215               321
Other income                                                     (322)              (72)
                                                              -------           -------
  Total other (income) expense                                   (107)              249
                                                              --------          -------
Income before provision
  for income (loss) taxes                                        (186)            1,623

Provision (benefit) for income taxes                              (70)              649
                                                              --------          -------
NET INCOME (LOSS)                                                (116)              974

RETAINED EARNINGS, Beginning
  of period                                                    15,718            11,489
                                                              -------           -------
RETAINED EARNINGS, End of period                              $15,602           $12,463
                                                              =======           =======

PER SHARE INFORMATION - BASIC & DILUTED:

NET INCOME (LOSS) BASIC                                        ($.04)             $.31
                                                               =====              ====
NET INCOME (LOSS) DILUTED                                      ($.04)             $.31
                                                               =====              ====
WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                        3,181             3,182
                                                               ======            ======
WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED                      3,181             3,184
                                                               ======            ======



See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)


                                                               13 Weeks Ended
                                                          ------------------------
                                                          December 28,  December 29,
                                                              2002         2001
                                                          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                          $  (116)   $   974
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:

     Depreciation and amortization of fixed assets             1,147      1,233
     Amortization of intangibles                                 -          106
     Deferred income taxes                                       -          -
  Changes in assets and liabilities:
     Accounts receivable                                        (638)      (891)
     Inventories                                                 (16)        50
     Prepaid expenses and other current assets                    67        (82)
     Refundable and prepaid income taxes                        (207)       265
     Other assets                                                  5          6
     Accounts payable - trade                                     34       (615)
     Accrued income taxes                                        -          -
     Accrued expenses and other current liabilities             (770)    (1,149)
                                                             -------    -------
     Net cash (used in) provided by operating activities        (494)        96
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets, net                                (247)        (8)
  Issuance of long term receivables                              -          (23)
  Payments received on long-term receivables                      59         77
                                                             -------    -------
      Net cash (used in) provided in investing activities       (188)        46
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                     -        1,000
  Principal payment on long-term debt                            (78)    (1,142)
                                                             -------    -------
      Net cash (used in) provided by financing activities        (78)      (142)
                                                             -------    -------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                     (760)      -

CASH AND CASH EQUIVALENTS, beginning of period                   819       -
                                                             -------    -------
CASH AND CASH EQUIVALENTS, end of period                     $    59    $  -
                                                             =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                                  $   221    $   355
                                                             =======    =======
   Income taxes                                              $   125    $   185
                                                             =======    =======


See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 28, 2002
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 28, 2002 and results of operations and cash flows for the periods ended December 28, 2002 and December 29, 2001 have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 2002. The results of operations for the period ended December 28, 2002 are not necessarily indicative of the operating results for the full year.

         Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2. IMPACT OF NEW ACCOUNTING STANDARDS

         "Goodwill and other Intangible Assets" ("SFAS 142"). As of September 29, 2002, the Company adopted the provisions for SFAS No. 142. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142 the Company amortized the goodwill. The amount of such amortized goodwill was $3,448,000 as of September 28, 2002. In accordance with SFAS No. 142 the Company discontinued the amortization of goodwill effective September 29, 2002. Had the provisions of SFAS No. 142 been in effect during the three months ended December 29, 2001 a reduction of amortization expense in pretax income of $90,000 or an increase of $0.03 per share for the first quarter of 2001 fiscal year would have been recorded. The Company has not completed the transitional goodwill impairment test; however the Company has concluded that the Company consists of one reporting unit at this time.

         SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations; however, the Company will be required to separately disclose the results of closed restaurants as discontinued operations in the future.

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

         FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

         SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued in December 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 123. Therefore, SFAS No. 148 will not affect the Company's results of operations or financial position. The new disclosure requirements will be effective for the Company beginning in the quarter ending March 29, 2003.

3. EFFECTS OF THE SEPTEMBER 11th TERRORIST ATTACKS AND GENERAL DECLINE IN
   TOURISM

         The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington D.C. on September 11, 2001 have had a material adverse effect on the Company's revenue. As a result of the attacks, one Company restaurant, the Grill Room, suffered some damage, and was closed from September 11th until December 2002, when the restaurant was reopened. The restaurant is located in 2 World Financial Center, an office building adjacent to the World Trade Center site. The Company recorded $200,000 and $125,000 as a reduction of other operating costs and expenses for partial insurance recoveries of certain out-of-pocket costs and business interruption losses incurred for the 13-week periods ended December 28, 2002 and December 29, 2001, respectively. Additional recoveries are expected in future quarters as the assessment of the damages is finalized.

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

         Based upon the sum of the future undiscounted cash flows related to the Company's long-lived assets at the Aladdin, the Company determined that impairment had occurred. To estimate the fair value of such long-lived assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. The Company believes that the lease will be abandoned or terminated. Therefore, the Company determined that there was no value to such long-lived assets. The Company had an investment of $8,445,000 in leasehold improvements, and furniture, fixtures and equipment. The Company believes that these assets would have nominal, if any, value upon disposal. In addition, the estimated future payments under the lease for kitchen equipment at the location totaled $1,600,000. The Company recorded in the fiscal year ended September 29, 2001 an impairment charge of $8,445,000 for the net book value of the assets and recorded an additional $1,600,000 of expense and liability for the future lease payments of which $1,158,000 remains in accrued expenses and other current liabilities at December 28, 2002. In September 2002, the Company abandoned its restaurant and food court operations at the Aladdin.

         In October 2002, the Company sold certain furniture, fixtures and equipment related to the Aladdin operations for $240,000. The Company recognized a gain of $240,000 in fiscal 2003 with respect to the transaction (included in other income), since all of the fixed assets for the Aladdin operations had been written off during the year ended September 28, 2002.

4. LONG-TERM DEBT

         As of December 28, 2002 the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), as amended in November 2001, December 2001 and April 2002, included a $26,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The Company had borrowings of $17,890,000 outstanding on this Facility at June 29, 2002. On July 1, 2002, the Facility converted into a term loan payable in 36 monthly installments. The loan bears interest at 1/2% above the bank's prime rate and at December 28, 2002 the interest rate on outstanding loans was 4.75%. The Facility also includes a $1,000,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $389,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

         The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

         The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to a limitation on employee loans during the quarter ended December 28, 2002. The Company received a waiver through December 30, 2002 from Bank Leumi USA for the covenant with which it was not in compliance. The Company believes it will be in compliance with this covenant during future quarters.

         In September 2001 a subsidiary of the Company entered into a Lease Agreement with World Entertainment Centers LLC regarding the leasing of premises at the Neonopolis Center at Freemont Street for the restaurant Saloon. The Company provided a Lease Guaranty ("Guaranty") to induce the landlord to enter into the Lease Agreement. The Guaranty is for a term of two years from the date of the opening of the Saloon, May 2002, and during the first year of the Guaranty is in the amount of $350,000. Upon the first anniversary of the opening of the Saloon, May 2003, the Guaranty is reduced to $175,000 and will expire in May 2004. As of December 28, 2002 the maximum potential amount of future payments the Company could be required to make as a result of the Guaranty was $350,000.

5. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

         Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaled $716,000 at December 28, 2002. Such amounts which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest at 1/2% above prime (4.75% at December 28, 2002).

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

         For the 13-week period ended December 28, 2002, options to purchase 393,000 shares of common stock at a price range of $6.30 to $10.00 were not included in diluted earnings per share as their impact was antidilutive. For the 13-weeks ended December 29, 2001, options to purchase 10,000 shares of common stock at a price of $7.50 were included in diluted earnings per share. Options and warrants to purchase common stock at a price range of $9.50 to $12.00 are not included in diluted earnings per share as their effect was antidilutive.

7. RELATED PARTY TRANSACTIONS

         Mr. Donald D. Shack, a director of the Company, is a member of the firm Shack Siegel Katz & Flaherty P.C., general counsel to the Company. Mr. Shack is not standing for re-election at the 2003 Annual Shareholder Meeting. The Company incurred $69,000 in legal fees to such firm for the 13-weeks ended December 28, 2002.

         Receivables due from officers and employees, excluding stock option receivables, totaled $989,000 at December 28, 2002 and 1,045,000 at September 28, 2002. Such loans bear interest at the minimum statutory rate (1.84% at December 28, 2002).

Item 2. Management's Discussion And Analysis Of Financial Condition and Results Of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Certain of these risks and uncertainties are discussed under the heading "forward looking statements" in the Company's annual report on form 10-K for the fiscal year ended September 28, 2002.

Revenues

         Total revenues increased 1% in the 13-week period ended December 28, 2002 from the comparable period ended December 29, 2001.

         Revenues in New York of $9,285,000 were largely unchanged during the 13- week period ended December 28, 2002 when compared to $9,286,000 from the prior period ended December 29, 2001. This result was achieved by an increase in revenues of $296,000 resulting from the reopening of the Grill Room a restaurant located in 2 World Financial Center, an office building adjacent to the World Trade Center site. This restaurant was damaged in the September 11th attacks and reopened on December 2, 2002. Revenues in Las Vegas increased by $549,000 in the quarter ended December 28, 2002 over the corresponding 13-week period ending December 29,2001. This increase was achieved despite a negative impact of $781,000 resulting from the abandonment, at the end of fiscal 2002, of the Company's restaurant and food court operations at the Desert Passage, the retail complex at the Aladdin Resort and Casino. Revenues decreased by $166,000 in Washington D.C. in the period ended December 28,2002 from the comparable period ended December 29, 2001.

         The Company believes the effects on tourism resulting from the attacks of September 11th and the sluggish economy will continue to impact sales in New York and Washington D.C. while Las Vegas will continue to experience sales growth.

         Company-wide same store sales for the 13-week period ended December 28, 2002 increased 2.7% from the 13-week period ended December 29, 2001. Same store sales increased 9.7% in Las Vegas in the first quarter of fiscal 2003 over the first quarter of fiscal 2002. A decrease in some store sales occurred in New York and Washington D.C. The decreases for New York and Washington D.C. same store sales were 2.9% in New York and 5% in Washington D.C. from the corresponding 13-week period ended December 29, 2001. Such decreases were principally due to a decrease in customer counts.

Costs and Expenses

         Food and beverage costs for the 13-week period ended December 28, 2002 as a percentage of total revenues stood at 25.2% compared to last year's 24.3%. The increase is attributable to discounts given by purveyors in the first quarter of 2002 as a result of the September 11th attacks. Such discounts were not available in the first quarter of 2003.

         Payroll expenses as a percentage of total revenues increased to 34.9% for the 13-week period ended December 28, 2002 compared to 32.7% for the 13-week period ended December 29, 2001. During the 13-weeks ended December 29, 2001, the Company had aggressively adapted its cost structure in response to lower sales expectations following September 11th. Payroll head count was significantly reduced, overtime and vacation pay were eliminated, and salaries were temporarily reduced. For the 13-week period ended December 28, 2002, although payroll head count continues to be lower than payroll head count prior to September 11th; head count for the entire quarter exceeded that of the comparable 2001 quarter and salary reductions and the elimination of overtime and vacation pay were discontinued in the quarter ended December 28, 2002.

         Occupancy and other expenses as a percentage of total revenues increased during the quarter ended December 28, 2002 to 16.9% compared to 15.1% during the quarter ended December 29, 2001. The difference is attributable to rent concessions granted to the Company by landlords in the wake of the September 11th tragedy which were not available in the quarter ended December 28, 2002.

         Other operating costs and expenses, as a percentage of total revenues, increased to 13.8% for the 13-weeks ended December 28, 2002 from 10.1% for the 13-week period ended December 29, 2001. For the 13 weeks ended December 29, 2001, the Company severely restricted discretionary spending as a result of the September 11th attacks, and the Company received significant discounts from many suppliers. For the 13-weeks ended December 28, 2002, spending, though still tightly controlled, has increased for maintenance in our restaurants and the deep discounts given by suppliers after September 11th are no longer available.

         General and administrative expenses as a percentage of total revenues increased during the quarter ended December 28, 2002 to 6.1% compared to 5.4% during the quarter ended December 29, 2001. This increase is attributable to the Company's temporary reduction of certain expenses instituted after the September 11th attacks, such as the temporary reduction in salaries and the elimination of vacation pay for the corporate staff, as well as a payroll head count reduction. The reductions kept general and administrative expenses lower during the first quarter of 2002 than the first quarter of 2003. For the 13 weeks ended December 28, 2002, while head count is still below pre-September 11th levels; however, new staff has been hired, head count in the first quarter of fiscal 2003 exceeds that of the first quarter of 2002, temporary reduction in pay has been eliminated and vacation pay has been restored.

         Interest expense was $222,000 for the 13-week period ended December 28, 2002 compared to $355,000 for the 13-week period ended December 29, 2001. The decrease is due to lower outstanding borrowings on the Company's credit facility.

         The Company had a net loss of $137,000 for the 13-week period ended December 28, 2002 compared to net income of $974,000 for the 13-week period ended December 29, 2001.

Income Taxes

         The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non-consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by separate subsidiaries.

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

         The Company had a working capital deficit of $7,240,000 at December 28, 2002 as compared to a working capital deficit of $7,990,000 at September 28, 2002. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with negative working capital.

         As of December 28, 2002 the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), as amended in November 2001, December 2001 and April 2002, included a

$26,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The Company had borrowings of $17,890,000 outstanding on this Facility at June 29, 2002. On July 1, 2002, the Facility converted into a term loan payable in 36 monthly installments. The loan bears interest at 1/2% above the bank's prime rate and at December 28, 2002 and September 28, 2002 the interest rate on outstanding loans was 4.75% and 5.25%, respectively. The Facility also includes a $1,000,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $389,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

         The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

         The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to a limitation on employee loans during the quarter ended December 28, 2002. The Company received a waiver through December 30, 2002 from Bank Leumi USA for the covenant with which it was not in compliance. The Company believes it will be in compliance with this covenant during future quarters.

         In April 2000, the Company borrowed $1,570,000 from its main bank at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian. The note which is payable in 60 equal monthly installments through May 2005, is secured by such restaurant equipment. At December 28, 2002 the Company had $827,000 outstanding on this facility.

         The Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities at the Aladdin hotel in Las Vegas, Nevada. The lease bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $31,785 until maturity in November 2004 at which time the Company has an option to purchase the equipment for $519,440. Alternatively, the Company can extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,242. The Company originally accounted for this agreement as an operating lease and did not record the assets or the lease liability in the financial statements. During the year ended September 29, 2001, the Company recorded the entire amount payable under the lease as a liability of $1,600,000 based on the anticipated abandonment of the Aladdin operations. In 2002, the operations at the Aladdin were abandoned and at December 28, 2002, $1,158,000 remains in accrued expenses and other current liabilities representing future operating lease payments.

Restaurant Expansion

         The Company is currently not committed to any projects.

Events of September 11, 2001 and General Decline in Tourism

         The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington D.C. on September 11, 2001 have had a material adverse effect on the Company's revenue. As a result of the attacks, one Company restaurant, the Grill Room, suffered some damage, and was closed from September 11th until

December 2002, when the restaurant was reopened. The restaurant is located in 2 World Financial Center, an office building adjacent to the World Trade Center site. The Company recorded $200,000 and $125,000 as a reduction of other operating costs and expenses for partial insurance recoveries of certain out-of-pocket costs and business interruption losses incurred for the 13-week period ended December 28, 2002 and December 29, 2001. Additional recoveries are expected in future quarters as the assessment of the damages is finalized.

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

         Based upon the sum of the future undiscounted cash flows related to the Company's long-lived assets at the Aladdin, the Company determined that impairment had occurred. To estimate the fair value of such long-lived assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. The Company believes that the lease will be abandoned or terminated. Therefore, the Company determined that there was no value to such long-lived assets. The Company had an investment of $8,445,000 in leasehold improvements, and furniture, fixtures and equipment. The Company believes that these assets would have nominal, if any, value upon disposal. In addition, the estimated future payments under the lease for kitchen equipment at the location totaled $1,600,000. The Company recorded in the fiscal year ended September 29, 2001 an impairment charge of $8,445,000 for the net book value of the assets and recorded an additional $1,600,000 of expense and liability for the future lease payments of which $1,158,000 remains in accrued and other current liabilities at December 28, 2002. In September 2002, the Company abandoned its restaurant and food court operations at the Aladdin.

         In October 2002, the Company sold certain furniture, fixtures and equipment related to the Aladdin operations for $240,000. The Company recognized a gain of $240,000 in fiscal 2003 with respect to the transaction, since all of the fixed assets for the Aladdin operations had been written off during the year ended September 28, 2002.

Critical Accounting Policies

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

Recent Accounting Developments

         The Financial Accounting Standards Board has recently issued the following accounting pronouncements:

         SFAS No. 142, Goodwill and Other Intangible Assets. As of September 29, 2002, the Company adopted the provisions for SFAS No. 142. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142 the Company amortized the goodwill of which remained $3,448,000 as of September 28, 2002. In accordance with SFAS No. 142 the Company discontinued the amortization of goodwill effective September 29, 2002. Had the provisions of SFAS No. 142 been in effect during the three months ended December 29, 2001, a reduction of amortization expense in pretax income of $90,000 or an increase of $0.03 per share for the first quarter 2001 would have been recorded. The Company has not completed the transactional goodwill impairment that however the Company has concluded that the company consiists of one reporting unit at this time.

         SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations; however, the Company will be required to separately disclose the results of closed restaurants as discontinued operations in the future.

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

         FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN
45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

         SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure was issued in December 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 123. Therefore, SFAS No. 148 will not affect the Company's results of operations or financial position. The new disclosure requirements will be effective for the company beginning in the quarter ending March 29, 2003.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest rates with respect to its outstanding credit agreement with its main bank, Bank Leumi USA. Outstanding loans under the agreement bear interest at prime plus one-half percent, and such loans were converted on July 1, 2002 to a term loan payable over three years. Based upon a $14,908,000 (the outstanding balance at December 28, 2002) term loan and a 100 basis point change in interest rates, annual interest expense would change by $149,000.

Item 4.  Controls and Procedures

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

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits And Reports On Form 8-K

(a)  Exhibits

     3.1 Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002 ("2002 10-K").

     3.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985, incorporated by reference to the 2002 10-K.

     3.3 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988, incorporated by reference to the 2002 10-K.

     3.4 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997 incorporated by reference to the 2002 10-K .

     3.5 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to
          Exhibit 3.5 to the Registrant's Exhibits: Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the "Second Quarter 2002 Form 10-Q").

     3.6 By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

   *10.14 Amendment dated as of January 22, 2002 to the Fourth Amended and
          Restated Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA.

    *99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

(b)   Reports on Form 8-K.
      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    February 11, 2003

         ARK RESTAURANTS CORP.

By:      /s/ Michael Weinstein
         ---------------------
         Michael Weinstein
         President & Chief Executive Officer

By:      /s/ Robert J. Stewart
         ---------------------
         Robert Stewart
         Chief Financial Officer

                                 CERTIFICATIONS

I, Michael Weinstein, Chief Executive Officer of Ark Restaurants Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ark Restaurants Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 11, 2003




/s/ Michael Weinstein
---------------------
Michael Weinstein
Chief Executive Officer

I, Robert J. Stewart, Chief Financial Officer of Ark Restaurants Corp., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ark Restaurants Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 11, 2003

                                                     /s/ Robert J. Stewart
                                                     ------------------------
                                                     Robert J. Stewart
                                                     Chief Financial Officer