Form 10-Q
period 2003-03-29
ARK RESTAURANTS CORP
filed 2003-05-13
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                             Outstanding shares at  May 12, 2003
           -----                             -----------------------------------
(Common stock, $.01 par value)                            3,181,299

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)

                                                                      March 29,     September 28,
                                                                         2003           2002
                                                                      ---------     -------------
                                                                      (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $   591        $   819
   Accounts receivable                                                    2,066          2,000
   Employee receivable (net of reserves of $0 and $45 respectively)         954          1,045
   Inventories                                                            1,952          1,925
   Current portion of long-term receivables                                 137            164
   Prepaid expenses and other current assets                              1,259            779
   Refundable and prepaid income taxes                                    1,264            957
   Deferred income taxes                                                    278            293
                                                                        -------        -------
         Total current assets                                             8,501          7,982

LONG-TERM RECEIVABLES                                                     1,444            904

FIXED ASSETS - At Cost:
   Leasehold improvements                                                33,656         33,542
   Furniture, fixtures and equipment                                     28,518         28,320
   Leasehold improvements in progress                                       292             --
                                                                        -------        -------
                                                                         62,466         61,862
   Less accumulated depreciation and
      amortization                                                       34,572         31,602
                                                                        -------        -------
                                                                         27,894         30,260
INTANGIBLE ASSETS - Less accumulated
   amortization of $3,837 in 2002                                         3,810          3,782
DEFERRED INCOME TAXES                                                     4,270          4,255

OTHER ASSETS                                                                784            777
                                                                        -------        -------

TOTAL ASSETS                                                            $46,703        $47,960
                                                                        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                             $ 2,809        $ 3,332
   Accrued expenses and other current
      liabilities                                                         4,747          6,356
   Current maturities of long-term debt                                   8,062          6,284
                                                                        -------        -------
         Total current liabilities                                       15,618         15,972

LONG-TERM DEBT - net of current maturities                                8,711          9,547

OPERATING LEASE DEFERRED CREDIT                                           1,003            995

COMMITMENTS AND CONTINGENCIES                                                --             --

SHAREHOLDERS' EQUITY:

   Common stock, par value $.01 per share -
      authorized, 10,000 shares;
      issued, 5,249 shares                                                   52             52
   Additional paid-in capital                                            14,743         14,743
   Treasury stock, 2,068 shares                                          (8,351)        (8,351)
   Receivables from Employees in respect of
      stock option exercises                                               (706)          (716)
   Retained earnings                                                     15,633         15,718
                                                                        -------        -------

         Total shareholders' equity                                      21,371         21,446
                                                                        -------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $46,703        $47,960
                                                                        =======        =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS(Unaudited) (In Thousands, Except per share amounts)

                                               13 Weeks Ended          26 Weeks Ended
                                            ---------------------   ---------------------
                                            March 29,   March 30,   March 29,   March 30,
                                               2003        2002        2003        2002
                                            ---------   ---------   ---------   ---------
TOTAL REVENUES                               $26,555     $26,287     $52,821     $52,213

COST & EXPENSES:

Food & beverage cost of sales                  6,479       6,775      13,077      13,085
Payroll expenses                               9,198       9,147      18,338      17,629
Occupancy expenses                             4,279       4,254       8,700       8,178
Other operating costs and expenses             3,368       3,311       6,979       5,932
General and administrative expenses            1,343       1,535       2,934       2,931
Depreciation and amortization expenses         1,058       1,352       2,205       2,691
Asset impairment                                 667          --         667          --
                                             -------     -------     -------     -------
   Total costs and expenses                   26,392      26,374      52,900      50,446

OPERATING (LOSS) INCOME                          163         (87)        (79)      1,767
                                             -------     -------     -------     -------

OTHER (INCOME) EXPENSE:

Interest expense, net                            122         293         337         615
Other income                                      (8)        (68)       (278)       (159)
                                             -------     -------     -------     -------
   Total other (income) expense                  114         225          59         456
                                             -------     -------     -------     -------

Income before provision
   for income taxes                               49        (312)       (138)      1,311

Provision (benefit) for income taxes              19        (123)        (53)        526
                                             -------     -------     -------     -------

NET INCOME (LOSS)                                 30        (189)        (85)        785

RETAINED EARNINGS, Beginning
   of period                                  15,603      12,463      15,718      11,489
                                             -------     -------     -------     -------

RETAINED EARNINGS, End of period             $15,633     $12,274     $15,633     $12,274
                                             =======     =======     =======     =======

PER SHARE INFORMATION - BASIC & DILUTED:

NET INCOME (LOSS) BASIC                      $   .01       ($.06)      ($.03)    $   .25
                                             =======     =======     =======     =======

NET INCOME (LOSS) DILUTED                    $   .01       ($.06)      ($.03)    $   .25
                                             =======     =======     =======     =======

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC        3,181       3,181       3,181       3,181
                                             =======     =======     =======     =======

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED      3,188       3,181       3,181       3,199
                                             =======     =======     =======     =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                               26 Weeks Ended
                                                            ---------------------
                                                            March 29,   March 30,
                                                               2003       2002
                                                            ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                         $   (85)    $   785
   Adjustments to reconcile net income (loss) to net
      cash (used in) provided by operating activities:

      Depreciation and amortization of fixed assets            2,205       2,478
      Amortization of intangibles                                 --         213
      Asset impairment                                           667          --
      Operating lease deferred credit                              9          --
      Deferred income taxes                                       --         199
      Reduction in allowance on long-term receivables           (585)        (46)

   Changes in assets and liabilities:
      Accounts receivable                                         35        (286)
      Inventories                                                (27)        127
      Prepaid expenses and other current assets                 (480)       (137)
      Refundable and prepaid income taxes                       (307)        141
      Other assets                                               (36)         (2)
      Accounts payable - trade                                  (523)     (1,187)
      Accrued expenses and other current liabilities          (1,609)     (1,404)
                                                             -------     -------

      Net cash (used in) provided by operating activities       (736)        881
                                                             -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                    (506)       (120)
   Payments received on long-term receivables                     72         150
                                                             -------     -------

      Net cash used in  by investing activities                 (434)         30
                                                             -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                                  1,778       1,500
   Principal payment on long-term debt                          (836)     (2,375)
   Exercise of stock options                                      --          16
                                                             -------     -------

      Net cash (used in) financing activities                    942        (859)
                                                             -------     -------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS           (228)         52

CASH AND CASH EQUIVALENTS, beginning of period                   819          --
                                                             -------     -------

CASH AND CASH EQUIVALENTS, end of period                     $   591     $    52
                                                             =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
   Interest                                                  $   428     $   681
                                                             =======     =======

   Income taxes                                              $   125     $   187
                                                             =======     =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 29, 2003
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 29, 2003 and results of operations and cash flows for the 13 and 26 week periods ended March 29, 2003 and March 30, 2002 have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 2002. The results of operations for the periods ended March 29, 2003 are not necessarily indicative of the operating results for the full year.

          Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2. IMPACT OF NEW ACCOUNTING STANDARDS

          "Goodwill and other Intangible Assets" ("SFAS 142"). As of September 29, 2002, the Company adopted the provisions for SFAS No. 142. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142, the Company amortized the goodwill. The amount of such amortized goodwill was $3,448,000 as of September 28, 2002. In accordance with SFAS No. 142 the Company discontinued the amortization of goodwill effective September 29, 2002. Had the provisions of SFAS No. 142 been in effect during the three months ended March 30, 2002, a reduction of amortization expense in pretax income of $123,000 or an increase of $0.04 per share for the second quarter of fiscal year 2002 would have been recorded. Had the provisions been in effect during the six months ended March 30, 2002, a reduction of amortization expense in pretax income of $213,000 or an increase of $0.07 per share would have been recorded. The Company has completed its impairment analysis as of the transition date to SFAS No. 142 and has determined that there is no impairment.

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

          SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in July 2002. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. The provisions of the Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

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

          SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure was issued in December 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 123. Therefore, SFAS No. 148 will not affect the Company's results of operations or financial position. The Company has applied the disclosure provisions of SFAS No. 148 as of March 29, 2003, as required. (see Note 9)

          FIN No. 46, Consolidation of Variable Interest Entities, was issued on January 17, 2003. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining wheter such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosure for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. The Company believes the adoption of this standard will not have a material effect on its financial statements.

3. EFFECTS OF THE SEPTEMBER 11th TERRORIST ATTACKS, GENERAL DECLINE IN TOURISM

          The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington D.C. on September 11, 2001 have had a material adverse effect on the Company's revenue. As a result of the attacks, one Company restaurant, the Grill Room, suffered some damage, and was closed from September 11th, 2001 until December 2002, when the restaurant was reopened. The restaurant is located in 2 World Financial Center, an office building adjacent to the World Trade Center site. The Company recorded $163,000 and $325,000 as a reduction of other operating costs and expenses for partial insurance recoveries of certain out-of-pocket costs and business interruption losses incurred for the 13-week periods ended March 29, 2003 and March 30, 2002, respectively.

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

          Based upon the sum of the future undiscounted cash flows related to the Company's long-lived assets at the Aladdin, the Company determined that impairment had occurred. To estimate the fair value of such long-lived assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. The Company believed that the lease will be abandoned or terminated. Therefore, the Company determined that there was no value to such long-lived assets. The Company had an investment of $8,445,000 in leasehold improvements, and furniture, fixtures and equipment. The Company believes that these assets would have nominal, if any, value upon disposal. In addition, the estimated future payments under the lease for kitchen equipment at the location totaled $1,600,000. The Company recorded in the fiscal year ended September 29, 2001 an impairment charge of $8,445,000 for the net book value of the assets and recorded an additional $1,600,000 of expense and liability for the future lease payments of which $1,064,000 remains in accrued expenses and other current liabilities at March 29, 2003. In September 2002, the Company abandoned its restaurant and food court operations at the Aladdin.

          In October 2002, the Company sold certain furniture, fixtures and equipment related to the Aladdin operations for $240,000. The Company recognized a gain of $240,000 in fiscal 2003 with respect to the transaction (included in other income), because all of the fixed assets for the Aladdin operations had been written off during the year ended September 28, 2002.

          The Company believes that its restaurant, Lutece, located in New York City has been impaired by the events of September 11th and the continued weakeness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determing the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, and furniture fixtures and equipment. The Company believes that these assets would have nominal value upon disposal. The Company recorded an impairment charge of $667,000 during the fiscal quarter ended March 29, 2003. The Company continues to operate this restaurant and has no immediate intention to discontinue the restaurant's operation.

4. NOTE RECEIVABLE

          The Company had previously established a reserve of $585,000 to account for the probable loss resulting from its inability to collect a note receivable in connection with the sale of a restaurant in October 1997. A review of the performance of this note and the security underlying it has indicated that the loss in no longer probable and , accordingly, the note no longer requires a reserve.

Consequently, the Company eliminated this reserve and included the amount in revenue, in the other income, for the quarter ended March 29, 2003.

5. LONG-TERM DEBT

          As of March 29, 2003 the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), as amended in November 2001, December 2001, April 2002 and February 2003 included a $17,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line is reduced to $11,500,000 on June 29, 2003 and then $8,500,000 on September 29, 2003 until the maturity date of February 12, 2005. The Company had borrowings of $16,008,000 outstanding on this facility at March 29, 2003. The loan bears interest at 1/2% above the bank's prime rate and at March 29, 2003 the interest rate on outstanding loans was 4.75%. The Facility also includes a $500,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $495,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

          The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

          The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to a limitation on cash flow during the quarter ended March 29, 2003. The Company received a waiver through March 29, 2003 from Bank Leumi USA for the covenant with which it was not in compliance. The Company believes it will be in compliance with this covenant during future quarters. If the Company is not in compliance with any covenant in future quarters, the Company believes that a waiver will be granted for such violation.

          In September 2001, a subsidiary of the Company entered into a lease agreement with World Entertainment Centers LLC regarding the leasing of premises at the Neonopolis Center at Freemont Street for the restaurant Saloon. The Company provided a lease guaranty ("Guaranty") to induce the landlord to enter into the lease agreement. The Guaranty is for a term of two years from the date of the opening of the Saloon, May 2002, and during the first year of the Guaranty is in the amount of $350,000. Upon the first anniversary of the opening of the Saloon, May 2003, the Guaranty is reduced to $175,000 and will expire in May 2004. As of March 29, 2003 the maximum potential amount of future payments the Company could be required to make as a result of the Guaranty was $350,000.

6. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

          Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $706,000 at March 29, 2003 and $716,000 at September 28, 2002. Such amounts, which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest at 1/2% above prime (4.75% at March 29, 2003).

7. INCOME PER SHARE OF COMMON STOCK

          Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted earnings per share, the additional dilutive effect of common stock equivalents. Common stock equivalents using the treasury stock method consist of dilutive stock options and warrants.

          For the 13-week period ended March 29, 2003, options to purchase 215,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 178,000 shares of common stock at a price range of $7.50 to $10.00 were not included in diluted earnings per share as their effect was antidilutive. For the 13-week period ended March 30, 2002, options to purchase 438,000 shares of common stock at a price range of $6.30 to $12.00 were not included in diluted earnings per share as the Company had a loss for the quarter. For the 26-week period ended March 29, 2003, options to purchase 393,000 shares of common stock at a price range of $6.30 to $10.00 were not included in diluted earnings per share as the Company had a loss. For the 26-week period ended March 30, 2002, options to purchase 240,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 198,000 shares of common stock at a price of $7.50 to $10.00 were not included in diluted earnings per share as their effect was antidilutive.

8. STOCK OPTIONS

          SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to disclose pro forma net income and pro forma earning per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income and earning per share of the options granted for the quarter and six month periods ended March 29, 2003 and March 30, 2002.

The weighted-average assumptions used for the quarters and six month periods ended March 29, 2003 and March 30, 2002 include risk free interest rates of 4.25% and volatility of 35%. An expected life of four years for all options was used. The weighted average grant date fair value of options granted and outstanding during all the above mentioned periods was $2.05.

The pro forma impact is as follows:

                                                                      (in Thousands, Except per Share Amounts)
                                                          -----------------------------------------------------------------
                                                          13 Weeks ended   26 Weeks ended   13 Weeks ended   26 Weeks ended
                                                          March 29, 2003   March 29, 2003   March 30, 2002   March 30, 2002
                                                          --------------   --------------   --------------   --------------
Net income (loss) as reported                                 $  30            $  (85)          $ (189)          $ 785

Deduct stock based employee compensation expense
computed under the fair value method                          $ (29)           $  (60)          $  (35)          $ (70)

Net income (loss) - pro forma                                 $   1            $ (145)          $ (224)          $ 715

Earnings (loss) per share as reported - basic & diluted       $0.01            $(0.03)          $(0.06)          $0.25

Earnings (loss) per share pro forma - basic & diluted          0.00             (0.05)           (0.07)           0.22

9. RELATED PARTY TRANSACTIONS

          Mr. Donald D. Shack, a former director of the Company, is a member of the firm Shack Siegel Katz & Flaherty P.C., general counsel to the Company. Mr. Shack did not stand for re-election at the 2003 Annual Shareholder Meeting held on March 13, 2003 . The Company incurred $106,000 in legal fees to such firm for the 13 weeks ended March 29, 2003.

          Receivables due from officers and employees, excluding stock option receivables, totaled $954,000 at March 29, 2003 and $1,045,000 at September 28, 2002. Such loans bear interest at the minimum statutory rate (1.57% at March 29, 2003).

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

Revenues

          Total revenues increased 1% in the 13-week period ended March 29, 2003 from the comparable period ended March 30, 2002. The release of an allowance for an uncollectibale note receivable which totaled $585,000 impacted revenues during the 13-week period ended March 29, 2003.

Revenues in New York decreased $374,000 during the 13-week period ended March 29, 2003 when compared to the previous comparable quarter revenues. This result was affected by an increase in revenues of $457,000 resulting from the reopening of the Grill Room a restaurant located in 2 World Financial Center, an office building adjacent to the World Trade Center site. This restaurant was damaged in the September 11th attacks and reopened on December 2, 2002. Revenues in Las Vegas increased $401,000 in the quarter ended March 29, 2003 over the corresponding 13-week period ended March 30, 2002. This increase was achieved despite a negative impact to revenue of $654,000 resulting from the abandonment, at the end of fiscal 2002, of the Company's restaurant and food court operations at the Desert Passage, the retail complex at the Aladdin Resort and Casino. Revenues decreased by $408,000 in Washington D.C. in the period ended March 29, 2003 from the comparable period ended March 30, 2002.

Company-wide same store sales for the 13-week period ended March 29, 2003 decreased 1.5% from the 13-week period ended March 30, 2002. Same store sales increased 4.3% in Las Vegas in the second quarter of fiscal 2003 over the second quarter of fiscal 2002. In the second quarter of fiscal 2003 same store sales decreased 8.6% in New York and 14.5% in Washington D.C. from the corresponding 13-week period ended March 30, 2002. Both of these markets were affected by severe and lengthy winter weather and continued economic weakness.

Total revenues for the 26-week period ended March 29, 2003 were $52,821,000 compared to total revenues of $52,212,000 for the corresponding period ended March 30, 2002. On a Company-wide basis, same store sales increased .6% in the 26-week period ended March 29, 2003 compared to the 26 week-period ended March 30, 2003. Same store sales increased 6% in Las Vegas during the first six months of fiscal 2003 compared to the six-month period ended March 30, 2002. The decreases in same store sales in the comparable 26-week periods ended March 29, 2003 and March 30, 2002 were 4.3% in New York and 9.4% in Washington D.C.

Costs and Expenses

Food and beverage costs for the 13-week period ended March 29, 2003 as a percentage of total revenues stood at 24.4% compared to last year's 25.8%, while food and beverage costs as a percentage of total revenues for the 26-week period ended March 29, 2003 were 24.8% compared to 25.1% last year.

Payroll expenses as a percentage of total revenues decreased to 34.6% for the 13-week period ended March 29, 2003 as compared to 34.8% last year. Payroll expenses as a percentage of total revenues increased to 34.7% for the 26-week period ended March 29, 2003 versus 33.8% during last years 26-week period ended March 30, 2002. During the 13-weeks ended December 29, 2001 the Company had aggressively adapted its cost structure in response to lower sales expectations following September 11th. Payroll and head count were significantly reduced, overtime and vacation pay were eliminated, and salaries were temporarily reduced. The reduced payroll costs incurred in the first quarter of fiscal 2002 are included in the 26-week period ended March 30, 2002. During the 26-week period ended March 29, 2003, although payroll head count continues to be lower than the payroll head count prior to September 11th; salary reductions and the elimination of overtime and vacation pay were discontinued during the second quarter of fiscal 2002.

Occupancy and other expenses as a percentage of total revenues decreased during the quarter ended March 29, 2003 to16.1% compared to 16.2% during the quarter ended March 30, 2002. Occupancy and other expenses incurred during the 26-week period ended March 29, 2003 increased to 16.5% of total revenue compared to 15.7% last year. The difference is attributable to rent concessions granted the Company by landlords in the wake of the September 11th tragedy which were not available in the six months ended March 29, 2003.

Other operating costs and expenses, as a percentage of total revenues, increased to 12.7% for the 13-week period ended March 29, 2003 from 12.6% for the 13-week period ended March 30, 2003. Other operating costs and expenses for the 26-week period ended March 29, 2003 increased to 13.2% of total revenues compared to 11.4% last year. After the September 11th attacks, the Company severely restricted discretionary spending and received discounts from suppliers. Though the Company continues to keep tight control over spending, maintenance of restaurants is performed when required and the discounts received last year are no longer available.

General and administrative expenses as a percentage of total revenues decreased to 5.1% for the 13-week period ended March 29, 2003 compared to 5.8% for the 13-week period ended March 30, 2002. General and administrative expenses as a percentage of total revenues stood at 5.6% for both 26-week periods ended March 29, 2003 and March 30, 2002.

The Company recorded an impairment charge of $667,000 in the quarter ended March 29, 2003, related to a write down of long lived fixed assets at its Lutece restaurant in New York City,

Interest expense was $206,000 for the 13-week period ended March 29, 2003 compared to $326,000 for the 13-week period ended March 30, 2002. For the 26-week period ended March 29, 2003 interest expense was $428,000 compared to $681,000 during last year's comparable 26-week period. The decrease is due to lower outstanding borrowings on the Company's credit facility.

The Company had net income of $30,000 for the 13-week period ended March 29, 2003 as compared to a net loss of $189,000 last year and had a net loss of $85,000 for the 26-week period ended March 29, 2003 as compared to net income of $785,000 last year.

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

          The Company had a working capital deficit of $7,116,000 at March 29, 2003 as compared to a working capital deficit of $7,990,000 at September 28, 2002. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with negative working capital.

          As of March 29, 2003 the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), as amended in November 2001, December 2001, April 2002 and February 2003 included a $17,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line is reduced to $11,500,000 on June 29, 2003 and then $8,500,000 on September 29, 2003 until the maturity date of February 12, 2005. The Company had borrowings of $16,008,000 outstanding on this Facility at March 29, 2003. The loan bears interest at 1/2% above the bank's prime rate and at March 29, 2003 and September 28, 2002 the interest rate on outstanding loans was 4.75% and 5.25%, respectively. The Facility also includes a $500,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $495,00 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

          The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

          The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to cash flow during the quarter ended March 29, 2003. The Company received a waiver through March 29, 2003 from Bank Leumi USA for the covenant with which it was not in compliance. The Company believes it will be in compliance with this covenant during future quarters. If the Company is not in compliance with any covenant in future quarters, the Company believes that a waiver will be granted for such violation.

          In April 2000, the Company borrowed $1,570,000 from its main bank at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian. The note which is payable in 60 equal monthly installments through May 2005, is secured by such restaurant equipment. At March 29, 2003 the Company had $765,000 outstanding on this note.

          The Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities at the Aladdin hotel in Las Vegas, Nevada. The lease bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $31,785 until maturity in November 2004 at which time the Company has an option to purchase the equipment for $519,440. Alternatively, the Company can extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,242. The Company originally accounted for this agreement as an operating lease and did not record the assets or the lease liability in the financial statements. During the year ended September 29, 2001, the Company recorded the entire amount payable under the lease as a liability of $1,600,000 based on the anticipated abandonment of the Aladdin operations. In 2002, the operations at the Aladdin were abandoned and at March 29, 2003 $1,064,000 remains in accrued expenses and other current liabilities representing future operating lease payments.

Restaurant Expansion

          The Company is currently not committed to any projects.

Events of September 11, 2001 and General Decline in Tourism

          The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington D.C. on September 11th have had a material adverse effect on the Company's revenue. As a result of the attacks, one Company restaurant, the Grill Room, suffered some damage, and was closed from September 11th until December 2002, when the restaurant was reopened. The restaurant is located in 2 World Financial Center, an office building adjacent to the World Trade Center site. The Company recorded $200,000 and $125,000 as a reduction of other operating costs and expenses for partial insurance recoveries of certain out-of-pocket costs and business interruption losses incurred for the 13-week period ended December 28, 2002 and December 29, 2001.

          The Company believed that its restaurant and food court operations at Desert Passage which adjoins the Aladdin Casino Resort in Las Vegas, Nevada (the "Aladdin") were significantly impaired by the events of September 11th. The restaurant and food court operations experienced severe sales declines in the aftermath of September 11th and the Aladdin declared bankruptcy on September 28, 2001. The Company determined that an impairment analysis under SFAS No. 121 needed to be performed.

          Based upon the sum of the future undiscounted cash flows related to the Company's long-lived assets at the Aladdin, the Company determined that impairment had occurred. To estimate the fair value of such long-lived assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. The Company believed that the lease will be abandoned or terminated. Therefore, the Company determined that there was no value to such long-lived assets. The Company had an investment of $8,445,000 in leasehold improvements, and furniture, fixtures and equipment. The Company believed that these assets would have nominal, if any, value upon disposal. In addition, the estimated future payments under the lease for kitchen equipment at the location totaled $1,600,000. The Company recorded in the fiscal year ended September 29, 2001 an impairment charge of $8,445,000 for the net book value of the assets and recorded an additional $1,600,000 of expense and liability for the future lease payments of which $1,064,000 remains in accrued and other current liabilities at March 29, 2003. In September 2002, the Company abandoned its restaurant and food court operations at the Aladdin.

          In October 2002, the Company sold certain furniture, fixtures and equipment related to the Aladdin operations for $240,000. The Company recognized a gain of $240,000 in fiscal 2003 with respect to the transaction, since all of the fixed assets for the Aladdin operations had been written off during the year ended September 28, 2002.

          The Company believes that its restaurant, Lutece, located in New York City has been impaired by the events of September 11th and the continued weakeness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determing the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, and furniture fixtures and equipment. The Company believes that these assets would have nominal value upon disposal. The

Company recorded an impairment charge of $667,000 during the fiscal quarter ended March 29, 2003. The Company continues to operate this restaurant and has no immediate intention to discontinue its operation.

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

          The Company's critical accounting policies are described in the Companies Form 10-K for the year ended September 28, 2002. There have been no significant changes to such policies during fiscal 2003.

Recent Accounting Developments

          The Financial Accounting Standards Board has recently issued the following accounting pronouncements:

          SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure was issued in December 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions of SFAS No. 148 as of March 29, 2003, as required.

          FIN No. 46, Consolidation of Variable Interest Entities, was issued on January 17, 2003. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining wheter such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosure for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. The Company believes the adoption of this standard will not have a material effect on its financial statements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

          The Company is exposed to market risk from changes in interest rates with respect to its outstanding credit agreement with its main bank, Bank Leumi USA. Outstanding loans under the agreement bear interest at prime plus one-half percent. Based upon a $16,008,000 (the outstanding balance at March 29, 2003) term loan and a 100 basis point change in interest rates, annual interest expense would change by $160,000.

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

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits And Reports On Form 8-K

(a)  Exhibits

     *10.14 Letter dated as of January 22, 2002 regarding Fourth Amended and
            Restated Credit Agreement

     *10.15 Fifth Amended and Restated Credit Agreement dated as of February 12,
            2003 between the Company and Bank Leumi USA.

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


Date: May 13, 2003

    ARK RESTAURANTS CORP.


By: /s/ Michael Weinstein
    -----------------------------------
    Michael Weinstein
    President & Chief Executive Officer


By: /s/ Robert J. Stewart
    -----------------------------------
    Robert Stewart
    Chief Financial Officer

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

May 13, 2003


/s/ Michael Weinstein
------------------------
Michael Weinstein
Chief Executive Officer

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

May 13, 2003


                                          /s/ Robert J. Stewart
                                          --------------------------------------
                                          Robert J. Stewart
                                          Chief Financial Officer