Form 10-Q
period 2003-06-28
ARK RESTAURANTS CORP
filed 2003-08-12
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2003

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                            13-3156768
  -------------------------------                            ------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

  85 Fifth Avenue, New York, New York                              10003
----------------------------------------                         ----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                             Outstanding shares at August 6, 2003
------------------------------              ------------------------------------
(Common stock, $.01 par value)                            3,181,299

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars in Thousands)

                                                                        June 28,     September 28,
                                                                          2003           2002
                                                                       -----------   -------------
                                                                       (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $ 1,884        $   819
   Accounts receivable                                                     2,314          2,000
   Employee receivable (net of reserves of $0 and $45, respectively)         953          1,045
   Inventories                                                             1,985          1,925
   Current portion of long-term receivables                                  192            164
   Prepaid expenses and other current assets                                 998            779
   Refundable and prepaid income taxes                                       748            957
   Deferred income taxes                                                     278            293
                                                                         -------        -------
         Total current assets                                              9,352          7,982

LONG-TERM RECEIVABLES                                                      1,340            904

FIXED ASSETS - At Cost:
   Leasehold improvements                                                 33,776         33,542
   Furniture, fixtures and equipment                                      28,631         28,320
   Leasehold improvements in progress                                        438           --
                                                                         -------        -------
                                                                          62,845         61,862
   Less accumulated depreciation and
      amortization                                                        35,618         31,602
                                                                         -------        -------
                                                                          27,227         30,260

INTANGIBLE ASSETS                                                          3,809          3,782

DEFERRED INCOME TAXES                                                      4,270          4,255

OTHER ASSETS                                                                 783            777
                                                                         -------        -------
TOTAL ASSETS                                                             $46,781        $47,960
                                                                         =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                              $ 5,292        $ 3,332
   Accrued expenses and other current
      liabilities                                                          5,601          6,356
   Current maturities of long-term debt                                    3,543          6,284
                                                                         -------        -------
         Total current liabilities                                        14,436         15,972

LONG-TERM DEBT - net of current maturities                                 8,342          9,547

OPERATING LEASE DEFERRED CREDIT                                            1,004            995

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, par value $.01 per share -
      authorized, 10,000 shares; issued, 5,249 shares                         52             52
   Additional paid-in capital                                             14,743         14,743
   Treasury stock, 2,068 shares                                           (8,351)        (8,351)
   Receivables from Employees in respect of
      stock option exercises                                                (697)          (716)
   Retained earnings                                                      17,252         15,718
                                                                         -------        -------
         Total shareholders' equity                                       22,999         21,446
                                                                         -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $46,781        $47,960
                                                                         =======        =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
(Unaudited)

(In Thousands, Except per share amounts)

                                               13 Weeks Ended        39 Weeks Ended
                                             -------------------   -------------------
                                             June 28,   June 29,   June 28,   June 29,
                                               2003       2002       2003       2002
                                             --------   --------   --------   --------
TOTAL REVENUES                                $31,871    $33,331    $84,692    $85,545

COST AND EXPENSES:

Food and beverage cost of sales                 8,035      8,378     21,112     21,463
Payroll expenses                               10,070     10,232     28,408     27,861
Occupancy expenses                              4,742      4,674     13,442     12,852
Other operating costs and expenses              4,142      3,948     11,121      9,880
General and administrative expenses             1,594      1,586      4,528      4,517
Depreciation and amortization expenses          1,089      1,220      3,294      3,911
Asset impairment                                 --         --          667       --
                                              -------    -------    -------    -------
   Total costs and expenses                    29,672     30,038     82,572     80,484
                                              -------    -------    -------    -------

OPERATING INCOME                                2,199      3,293      2,120      5,061
                                              -------    -------    -------    -------

OTHER (INCOME) EXPENSE:

Interest expense, net                             184        264        520        879
Other income                                     (197)       (35)      (475)      (193)
                                              -------    -------    -------    -------
   Total other (income) expense                   (13)       229         45        686
                                              -------    -------    -------    -------

Income before provision
   for income taxes                             2,212      3,064      2,075      4,375

Provision for income taxes                        593      1,229        541      1,755
                                              -------    -------    -------    -------

NET INCOME                                      1,619      1,835      1,534      2,620

RETAINED EARNINGS, Beginning
   of period                                   15,633     12,274     15,718     11,489
                                              -------    -------    -------    -------

RETAINED EARNINGS, End of period              $17,252    $14,109    $17,252    $14,109
                                              =======    =======    =======    =======

PER SHARE INFORMATION - BASIC AND DILUTED:

NET INCOME BASIC                              $   .51    $   .58    $   .48    $   .82
                                              =======    =======    =======    =======

NET INCOME DILUTED                            $   .50    $   .57    $   .48    $   .82
                                              =======    =======    =======    =======

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC       3,181      3,181      3,181      3,181
                                              =======    =======    =======    =======

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED     3,207      3,216      3,197      3,199
                                              =======    =======    =======    =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

                                                               39 Weeks Ended
                                                            -------------------
                                                            June 28,   June 29,
                                                              2003       2002
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $ 1,534    $ 2,620
   Adjustments to reconcile net income to net
      cash provided by operating activities:

   Depreciation and amortization of fixed assets               3,321      3,591
   Amortization of intangibles                                  --          248
   Asset impairment                                              667       --
   Operating lease deferred credit                                 9       --
   Deferred income taxes                                        --         199
   Reduction in allowance on long-term receivables              (585)      --

Changes in assets and liabilities:
   Receivables                                                  (203)      (292)
   Inventories                                                   (60)       157
   Prepaid expenses and other current assets                    (219)      (130)
   Refundable and prepaid income taxes                           209      1,119
   Other assets                                                   (6)        53
   Accounts payable - trade                                    1,960       (704)
   Accrued income taxes                                         --          117
   Accrued expenses and other current liabilities               (755)    (1,347)
                                                             -------    -------

      Net cash provided by operating activities                5,872      5,631
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                  (1,070)      (445)
   Issuance of long-term receivables                            --          (70)
   Proceeds from disposal of fixed assets                         86       --
   Payments received on long-term receivables                    122        209
                                                             -------    -------

      Net cash used in investing activities                     (862)      (306)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                                  1,100      1,500
   Principal payment on long-term debt                        (5,045)    (6,559)
   Exercise of stock options                                    --           16
                                                             -------    -------

      Net cash used in financing activities                   (3,945)    (5,043)
                                                             -------    -------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                     1,065        282

CASH AND CASH EQUIVALENTS, Beginning of period                   819       --
                                                             -------    -------

CASH AND CASH EQUIVALENTS, End of period                     $ 1,884    $   282
                                                             =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                               $   645    $   681
                                                             =======    =======

      Income taxes                                           $    56    $   187
                                                             =======    =======

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 28, 2003
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 28, 2003 results of operations for the 13 and 39 week periods ended June 28, 2003 and June 29, 2002, and cash flows for the 39 week periods ended June 28, 2003 and June 29, 2002, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 28, 2002. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

2. IMPACT OF NEW ACCOUNTING STANDARDS

     "Goodwill and other Intangible Assets" ("SFAS 142"). As of September 29, 2002, the Company adopted the provisions for SFAS No. 142. This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142, the Company amortized the goodwill. The amount of such amortized goodwill was $3,448,000 as of September 28, 2002. In accordance with SFAS No. 142 the Company discontinued the amortization of goodwill effective September 29, 2002. Had the provisions of SFAS No. 142 been in effect during the three months ended June 29, 2002, a reduction of amortization expense in pretax income of $92,000 or an increase of $0.03 per share for the third quarter of fiscal year 2002 would have been recorded. Had the provisions been in effect during the nine months ended June 29, 2002, a reduction of amortization expense in pretax income of $276,000 or an increase of $0.09 per share would have been recorded. The Company has completed its impairment analysis as of the transition date to SFAS No. 142 and has determined that there is no impairment.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations; however, the Company will be required to separately disclose the results of closed restaurants as discontinued operations in the future. (See
Note 3)

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

     SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure was issued in December 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 123. Therefore, SFAS No. 148 will not affect the Company's results of operations or financial position. The Company has applied the disclosure provisions of SFAS No. 148 as of June 28, 2003, as required. (See
Note 8)

     FIN No. 46, Consolidation of Variable Interest Entities, was issued on January 17, 2003. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosure for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. The Company believes the adoption of this standard will not have a material effect on its financial statements.

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The Company does not expect the provisions of SFAS 149 to have a material impact on its financial position or results of operations.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective at the beginning of the fourth quarter 2003. The Company does not expect the provisions of SFAS 150 to have a material impact on our financial position or results of operations.

3. EFFECTS OF THE SEPTEMBER 11th TERRORIST ATTACKS, GENERAL DECLINE IN TOURISM

     The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington D.C. on September 11, 2001 have had a material adverse effect on the Company's revenue. As a result of the attacks, one Company restaurant, the Grill Room, suffered some damage, and was closed from September 11th, 2001 until December 2002, when the restaurant was reopened. The restaurant is located in 2 World Financial Center, an office building adjacent to the World Trade Center site. The Company recorded $360,000 and $450,000 as a reduction of other operating costs and expenses for partial insurance recoveries of certain out-of-pocket costs and business interruption losses incurred for the 39-week periods ended June 28, 2003 and June 29, 2002.

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

     Based upon the sum of the future undiscounted cash flows related to the Company's long-lived assets at the Aladdin, the Company determined that impairment had occurred. To estimate the fair value of such long-lived assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. The Company believed that the lease would be abandoned or terminated. Therefore, the Company determined that there was no value to such long-lived assets. The Company had an investment of $8,445,000 in leasehold improvements, and furniture, fixtures and equipment. The Company believed that these assets would have nominal, if any, value upon disposal. In addition, the estimated future payments under the lease for kitchen equipment at the location totaled $1,600,000. The Company recorded in the fiscal year ended September 29, 2001 an impairment charge of $8,445,000 for the net book value of the assets and recorded an additional $1,600,000 of expense and liability for the future lease payments of which $969,000 remains in accrued expenses and other current liabilities at June 28, 2003. In September 2002, the Company abandoned its restaurant and food court operations at the Aladdin.

     In October 2002, the Company sold certain furniture, fixtures and equipment related to the Aladdin operations for $240,000. The Company recognized a gain of $240,000 in fiscal 2003 with respect to the transaction (included in other income), The Company believes that its restaurant, Lutece, located in New York City has been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, and furniture fixtures and equipment. The Company believes that these assets would have nominal value upon disposal. The Company recorded an impairment charge of $667,000 during the fiscal quarter ended March 29, 2003. The Company continues to operate this restaurant and has no immediate intention to discontinue the restaurant's operation.

4. NOTE RECEIVABLE

     The Company had previously established a reserve of $585,000 to account for the probable loss resulting from its inability to collect a note receivable in connection with the sale of a restaurant in October 1997. A review of the performance of this note and the security underlying it has indicated that the loss in no longer probable and, accordingly, the note no longer requires a reserve. Consequently, the Company eliminated this reserve and included the amount in revenue, in other income, for the quarter ended March 29, 2003.

5. LONG-TERM DEBT

     As of June 28, 2003 the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), included a $17,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line is reduced to $11,500,000 on June 29, 2003 and then $8,500,000 on September 29, 2003 until the maturity date of February 12, 2005. The Company had borrowings of $11,200,000 outstanding on this facility at June 28, 2003. The loan bears interest at 1/2% above the bank's prime rate and at June 28, 2003 the interest rate on outstanding loans was 4.50%. The Facility also includes a $500,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $495,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

     The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

     The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to a limitation on cash flow during the quarter ended June 28, 2003. The Company received a waiver through June 28, 2003 from Bank Leumi USA for the covenant with which it was not in compliance. The Company believes it will be in compliance with this covenant during future quarters. If the Company is not in compliance with any covenant in future quarters, the Company believes that a waiver will be granted for such violation.

     In September 2001, a subsidiary of the Company entered into a lease agreement with World Entertainment Centers LLC regarding the leasing of premises at the Neonopolis Center at Freemont Street for the restaurant Saloon. The Company provided a lease guaranty ("Guaranty") to induce the landlord to enter into the lease agreement. The Guaranty is for a term of two years from the date of the opening of the Saloon, May 2002, and during the first year of the Guaranty is in the amount of $350,000. Upon the first anniversary of the opening of the Saloon, May 2003, the Guaranty was reduced to $175,000 and will expire in May 2004. As of June 28, 2003 the maximum potential amount of future payments the Company could be required to make as a result of the Guaranty was $175,000.

6. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

     Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $697,000 at June 28, 2003 and $716,000 at September 28, 2002. Such amounts, which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest at 1/2% above prime (4.5% at June 28, 2003).

7. INCOME PER SHARE OF COMMON STOCK

     Net income per share is computed in accordance with SFAS No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted earnings per share, the additional dilutive effect of common stock equivalents. Common stock equivalents using the treasury stock method consist of dilutive stock options and warrants.

     For the 13-week and 39-week periods ended June 28, 2003, options to purchase 215,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 178,000 shares of common stock at a price range of $7.50 to $10.00 were not included in diluted earnings per share as their effect was antidilutive. For the 13-week and 39-week periods ended June

29, 2002, options to purchase 240,000 shares of common stock at a price range of $6.30 were included in diluted earnings per share. Options to purchase 193,000 shares of common stock at a price range of $7.50 to $12.00 were not included in diluted earnings per share as their impact was antidilutive.

8. STOCK OPTIONS

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to disclose pro forma net income and pro forma earning per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income and earning per share of the options granted for the quarter and nine month periods ended June 28, 2003 and June 29, 2002.

The weighted-average assumptions used for the quarters and nine-month periods ended June 28, 2003 and June 29, 2002 include risk free interest rates of 4.25% and volatility of 35%. An expected life of four years for all options was used. The weighted average grant date fair value of options granted and outstanding during all the above mentioned periods was $2.05.

The pro forma impact is as follows:

                                                   13 Weeks ended   39 Weeks ended   13 Weeks ended   39 Weeks ended
                                                    June 28, 2003    June 28, 2003    June 29, 2002    June 29, 2002
                                                   --------------   --------------   --------------   --------------
Net income as reported                                 $1,619           $1,534           $1,835           $2,620

Deduct stock based employee compensation expense
   computed under the fair value method                $  (30)          $  (89)          $  (35)          $ (106)

Net income - pro forma                                 $1,589           $1,445           $1,800           $2,514

Earnings per share as reported - basic                 $ 0.51           $ 0.48           $ 0.58           $ 0.82
Earnings per share as reported - diluted               $ 0.50           $ 0.48           $ 0.57           $ 0.82

Earnings per share pro forma - basic                   $ 0.50           $ 0.45           $ 0.57           $ 0.79
Earnings per share pro forma - diluted                 $ 0.50           $ 0.45           $ 0.56           $ 0.79

9. RELATED PARTY TRANSACTIONS

     Receivables due from officers and employees, excluding stock option receivables, totaled $953,000 at June 28, 2003 and $1,045,000 at September 28, 2002. Such loans bear interest at the minimum statutory rate (1.49% at June 28, 2003).

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

Revenues

     Total revenues decreased 4.4% in the 13-week period ended June 28, 2003 from the comparable period ended June 29, 2002.

     Revenues in New York decreased $639,000 during the 13-week period ended June 28, 2003. This result was net of an increase in revenues of $477,000 resulting from the reopening of the Grill Room, a restaurant located in 2 World Financial Center, an office building adjacent to the World Trade Center site. This restaurant was damaged in the September 11th attacks and reopened on December 2, 2002. Revenues in Las Vegas increased $166,000 in the just completed quarter and was achieved despite a negative impact to revenue of $702,000 resulting from the abandonment, at the end of fiscal 2002, of the Company's restaurant and food court operations at the Desert

Passage, the retail complex at the Aladdin Resort and Casino. Revenues decreased by $946,000 in Washington D.C. in the period ended June 28, 2003 when compared to the 13-week period ended June 29, 2002.

     Company-wide same store sales decreased 3.6% for the 13-week period ended June 28, 2003 from the comparable quarter ended June 29, 2002. In the third quarter of fiscal 2003 same store sales decreased 8.5% in New York and 14.2% in Washington D.C. from the corresponding 13-week period ended June 29, 2002. Record rainfall during the third quarter of the year permitted limited use of the Company's significant number of outdoor cafe seats in New York and Washington D.C. In these two markets an additional 1,500 outdoor seats are added each spring to several restaurants with a combined indoor seating capacity of 1,400. On a combined basis same-store sales at restaurants with outdoor seating, in New York and Washington D.C., decreased 16.5% during the third quarter of this year compared to last year. Same-store sales in restaurants without outdoor seating, in these two markets, decreased by only 1.8% in the same comparable quarter.

     Total revenues for the 39-week period ended June 28, 2003 were $84,692,000 compared to $85,545,000 for the corresponding period ended June 29, 2002. On a Company-wide basis, same store sales decreased .9% in the 39-week period ended June 28, 2003 compared to the 39-week period ended June 29, 2002. Same store sales increased 6% in Las Vegas during the first nine months of fiscal 2003 compared to the nine-month period ended June 29, 2002. The decreases in same store sales in comparable 39-week periods ended June 28, 2003 and June 29, 2002 were 6.3% in New York and 11.7% in Washington D.C.

Costs and Expenses

     Food and beverage costs for the 13-week period ended June 28, 2003 as a percentage of total revenues stood at 25.2% compared to last year's 25.1%, while food and beverage costs as a percentage of total revenues for the 39-week period ended June 28, 2003 were 24.9% compared to last year's 25.1%.

     Payroll expenses as a percentage of total revenues increased to 31.6% for the 13-week period ended June 28, 2003 as compared to 30.7% last year. Payroll expenses as a percentage of total revenues increased to 33.5% for the 39-week period ended June 28, 2003 versus 32.6% during last years 39-week period ended June 29, 2002. During the 13-weeks ended December 29, 2001 the Company had aggressively adapted its cost structure in response to lower sales expectations following September 11th. Payroll and head count were significantly reduced, overtime and vacation pay were eliminated, and salaries were temporarily reduced. The reduced payroll costs incurred in the first quarter of fiscal 2002 are included in the 39-week period ended June 29, 2002. During the 39-week period ended June 28, 2003, payroll head count continues to be lower than prior to September 11th. However, salary reductions and the elimination of overtime and vacation pay were discontinued during the second quarter of fiscal 2002.

     Occupancy and other expenses as a percentage of total revenues increased to 14.9% during the quarter ended June 28, 2003 compared to 14% for the 13-week period ended June 29, 2002. This is attributable to the decrease in revenues experienced during the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Occupancy and other expenses incurred during the 39-week period ended June 28, 2003 increased to 15.9% of total revenues compared to 15% last year. The difference is attributable to the decrease in revenue experienced during the third quarter of fiscal 2003, as well as, rent concessions granted the Company by landlords in the wake of the September 11th attacks which were not available in the nine months ended June 28, 2003.

     Other operating costs and expenses, as a percentage of total revenues increased to 13% for the 13-week period ended June 28, 2003 from 11.8% during last years third quarter. For the 39-week period ended June 28, 2003 other operating costs and expenses as a percentage of total revenues increased to 13.1% compared to 11.5% for the 39-week period ended June 29, 2002. After the September 11th attacks, the Company severely restricted discretionary spending. The Company continues to maintain tight control over spending, however, various maintenance projects delayed last year are being performed along with normal ongoing maintenance this year. In addition, the Company has increased advertising for several restaurants.

     Interest expense was $217,00 for the 13-week period ended June 28, 2003 compared to $300,000 for the 13-week period ended June 29, 2002. For the 39-week period ended June 28, 2003 interest expense was $645,000 compared to $981,000 during the 39-week period ended June 29, 2002. The decrease is due to lower outstanding borrowings on the Company's credit facility. As of June 28, 2003 the Company had borrowings of $11,200,000 on the credit facility compared to $17,890,000 as of June 29, 2002.

     The Company had net income of $1,619,000 for the 13-week period ended June 28, 2003 compared to net income of $1,835,000 for the 13-week period ended June 29, 2002. For the 39-week period ended June 28, 2003 net income stood at $1,534,000 compared to $2,620,000 last year.

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

     The Company's overall effective tax rate in the future will be affected by factors such as the level of losses incurred at the Company's New York facilities, which cannot be consolidated for state and local tax purposes, pre-tax income earned outside of New York City, the utilization of state and local net operating loss carry forwards and the utilization of FICA tax credits. Nevada has no state income tax and other states in which the Company operates have income tax rates substantially lower in comparison to New York. In order to utilize more effectively tax loss carry forwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries.

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

     The Company had a working capital deficit of $5,084,000 at June 28, 2003 as compared to a working capital deficit of $7,990,000 at September 28, 2002. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with negative working capital.

     As of June 28, 2003 the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), included a $17,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line is reduced to $11,500,000 on June 29, 2003 and then $8,500,000 on September 29, 2003 until the maturity date of February 12, 2005. The Company had borrowings of $11,200,000 outstanding on this Facility at June 28, 2003. The loan bears interest at 1/2% above the bank's prime rate and at June 28, 2003 and September 28, 2002 the interest rate on outstanding loans was $4.50% and 5.25%, respectively. The Facility also includes a $500,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $495,00 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

     The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

     The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to cash flow during the quarter ended June 28, 2003. The Company received a waiver through June 28, 2003 from Bank Leumi USA for the covenant with which it was not in compliance. The Company believes it will be in compliance with this covenant during future quarters. If the Company is not in compliance with any covenant in future quarters, the Company believes that a waiver will be granted for such violation.

     In April 2000, the Company borrowed $1,570,000 from its main bank at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian. The note which is payable in 60 equal monthly installments through May 2005, is secured by such restaurant equipment. At June 28, 2003 the Company had $684,000 outstanding on this note.

     The Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities at the Aladdin hotel in Las Vegas, Nevada. The lease bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $31,785 until maturity in November 2004 at which time the Company has an option to purchase the equipment for $519,440. Alternatively, the Company can extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,242. The Company originally accounted for this agreement as an operating lease and did not record the assets or the lease liability in the financial statements. During the year ended September 29, 2001, the Company recorded the entire amount payable under the lease as a liability of $1,600,000 based on the anticipated abandonment of the Aladdin operations. In 2002, the operations at the Aladdin were abandoned and at June 28, 2003, $969,000 remains in accrued expenses and other current liabilities representing future operating lease payments.

Restaurant Expansion

     The Company is currently not committed to any projects.

Restaurant Conversion

     The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and will reopen in August 2003. The new restaurant, La Rambla, will be Latin themed. Total cost of the conversion is estimated to be $350,000.

Events of September 11, 2001 and General Decline in Tourism

     The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington D.C. on September 11th have had a material adverse effect on the Company's revenue. As a result of the attacks, one Company restaurant, the Grill Room, suffered some damage, and was closed from September 11th until December 2002, when the restaurant was reopened. The restaurant is located in 2 World Financial Center, an office building adjacent to the World Trade Center site. The Company recorded $360,000 and $450,000 as a reduction of other operating costs and expenses for partial insurance recoveries of certain out-of-pocket costs and business interruption losses incurred for the 39-week period ended June 28, 2003 and June 29, 2002.

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

     Based upon the sum of the future undiscounted cash flows related to the Company's long-lived assets at the Aladdin, the Company determined that impairment had occurred. To estimate the fair value of such long-lived assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. The Company believed that the lease will be abandoned or terminated. Therefore, the Company determined that there was no value to such long-lived assets. The Company had an investment of $8,445,000 in leasehold improvements, and furniture, fixtures and equipment. The Company believed that these assets would have nominal, if any, value upon disposal. In addition, the estimated future payments under the lease for kitchen equipment at the location totaled $1,600,000. The Company recorded in the fiscal year ended September 29, 2001 an impairment charge of $8,445,000 for the net book value of the assets and recorded an additional $1,600,000 of expense and liability for the future lease payments of which $969,000 remains in accrued and other current liabilities at June 28, 2003. In September 2002, the Company abandoned its restaurant and food court operations at the Aladdin.

     In October 2002, the Company sold certain furniture, fixtures and equipment related to the Aladdin operations for $240,000. The Company recognized a gain of $240,000 in fiscal 2003 with respect to the transaction. The Company believes that its restaurant, Lutece, located in New York City has been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, and furniture fixtures and equipment. The Company believes that these assets would have nominal value upon disposal. The Company recorded an impairment charge of $667,000 during the fiscal quarter ended March 29, 2003. The Company continues to operate this restaurant and has no immediate intention to discontinue its operation.

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

     The Company's critical accounting policies are described in the Company's Form 10-K for the year ended September 28, 2002. There have been no significant changes to such policies during fiscal 2003.

Recent Accounting Developments

     The Financial Accounting Standards Board has recently issued the following accounting pronouncements:

     SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure was issued in December 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has applied the disclosure provisions of SFAS No. 148 as of June 28, 2003, as required.

     FIN No. 46, Consolidation of Variable Interest Entities, was issued on January 17, 2003. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosure for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. The Company believes the adoption of this standard will not have a material effect on its financial statements.

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The Company does not expect the provisions of SFAS 149 to have a material impact on our financial position or results of operations.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective at the beginning of the fourth quarter 2003. The Company does not expect the provisions of SFAS 150 to have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates with respect to its outstanding credit agreement with its main bank, Bank Leumi USA. Outstanding loans under the agreement bear interest at prime plus one-half percent. Based upon an $11,200,000 (the outstanding balance at June 28, 2003) term loan and a 100 basis point change in interest rates, annual interest expense would change by $112,000.

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

Date: August 8, 2003

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

August 8, 2003


/s/ Michael Weinstein
-----------------------
Michael Weinstein
Chief Executive Officer

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

August 8, 2003


                                                         /s/ Robert J. Stewart
                                                         -----------------------
                                                         Robert J. Stewart
                                                         Chief Financial Officer