Form 10-K
period 2003-09-27
ARK RESTAURANTS CORP
filed 2003-12-29
CIK 779544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 27, 2003

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
             (Exact Name of Registrant as Specified in Its Charter)

           New York                                         13-3156768
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

     85 Fifth Avenue, New York, NY                            10003
(Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (212) 206-8800

        Securities registered pursuant to Section 12(b) of the Act: None.

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01.

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     The aggregate market value at December 23, 2003 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $23,201,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

     At December 23, 2003, there were outstanding 3,181,299 shares of the Registrant's Common Stock, $.01 par value.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

                                     PART I

Item 1. Business

Overview

Ark Restaurants Corp. (the "Registrant" or the "Company") is a New York corporation formed in 1983. Through its subsidiaries, it owns and operates 24 restaurants and bars, 12 fast food concepts, catering operations, and wholesale and retail bakeries. Initially its facilities were located only in New York City. At this time, 12 of the restaurants are located in New York City, four are located in Washington, D.C., and eight are located in Las Vegas, Nevada. The Company's Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort, and operation of the resort's room service, banquet facilities, employee dining room and eight food court operations. The Company also owns and operates two restaurants, two bars and four food court facilities at the Venetian Casino Resort, one restaurant at the Neonopolis Center at Fremont Street, and one restaurant within the Forum Shops at Caesar's Shopping Center.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by the Company has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant's location. Most of the Company's restaurants which are in operation and which have been opened in recent years are of the latter description. These include the restaurant operations at the New York-New York Hotel & Casino in Las Vegas, Nevada (1997); the Stage Deli located at the Forum Shops in Las Vegas, Nevada, and Red, located at the South Street Seaport in New York (1998); Thunder Grill in Union Station, Washington, D.C. (1999); two restaurants and four food court facilities at the Venetian Casino Resort in Las Vegas, Nevada (2000); and a restaurant, The Saloon, at the Neonopolis Center in downtown Las Vegas, Nevada
(2002). The Company recently entered into agreements to manage 11 fast food restaurants to be constructed in the Hard Rock Casinos in Hollywood and Tampa, Florida. Apart from these agreements, the Company is not currently committed to any new projects. The Company has sold a number of its smaller, neighborhood restaurants.

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

                                                                                              Seating
                                                                                            Capacity(2)
                                                                          Restaurant Size     Indoor         Lease
Name                               Location              Year Opened(1)    (Square Feet)     (Outdoor)    Expiration(3)
----------------------   -----------------------------   --------------   ---------------   -----------   -------------
Metropolitan Cafe(4)     First Avenue                         1982             4,000          180(50)          2006
                         (between 52nd and 53rd
                         Streets)
                         New York, New York

La Rambla(5)             Broadway                             1983             6,600          300              2008
                         (between 75th and 76th
                         Streets) New York, New York

America                  18th Street                          1984             9,600          350              2004
                         (between Fifth Avenue and
                         Broadway) New York, New York

Jack Rose                Eighth Avenue                        1986             8,000          400              2011
                         (at 47th Street)
                         New York, New York

El Rio Grande (6)(7)     Third Avenue                         1987             4,000          160              2014
                         (between 38th and 39th
                         Streets) New York, New York

Gonzalez y Gonzalez      Broadway                             1989             6,000          250              2007
                         (between Houston and Bleecker
                         Streets) New York, New York

America                  Union Station                        1989            10,000          400(50)          2009
                         Washington, D.C.

Center Cafe              Union Station                        1989             4,000          200              2009
                         Washington, D.C.

Sequoia                  Washington Harbour                   1990            26,000          600(400)         2017
                         Washington, D.C.

Sequoia                  South Street Seaport                 1991            12,000          300(100)         2006
                         New York, New York

Canyon Road              First Avenue                         1984             2,500          130              2009
                         (between 76th and 77th
                         Streets) New York, New York

                                                                                              Seating
                                                                                            Capacity(2)
                                                                          Restaurant Size     Indoor         Lease
Name                               Location              Year Opened(1)    (Square Feet)     (Outdoor)    Expiration(3)
----------------------   -----------------------------   --------------   ---------------   -----------   -------------
Lutece                   East 50th Street                     1994             2,500           92            Month to
                         (between Second and Third                                                            Month
                         Avenues) New York, New York

Columbus Bakery          Columbus Avenue                      1988             3,000           75              2012
                         (between 82nd and 83rd
                         Streets) New York, New York

Bryant Park Grill &      Bryant Park                          1995            25,000          180(820)         2025
Cafe(8)                  New York, New York

Columbus Bakery          First Avenue                         1995              2000           75              2006
                         (between 52nd and 53rd
                         Streets)
                         New York, New York

America(9)               New York-New York Hotel and          1997            20,000          450              2017(9)
                         Casino
                         Las Vegas, Nevada

Gallagher's              New York-New York                    1997             5,500          260              2017(9)
Steakhouse(9)            Hotel & Casino
                         Las Vegas, Nevada

Gonzalez y Gonzalez(9)   New York-New York                    1997             2,000          120              2017(9)
                         Hotel & Casino
                         Las Vegas, Nevada

Village Eateries         New York-New York                    1997             6,300          400(*)           2017(9)
(9)(10)                  Hotel & Casino
                         Las Vegas, Nevada

The Grill Room (11)      World Financial Center               1997            10,000          250              2011
                         New York, New York

The Stage Deli           Forum Shops                          1997             5,000          200              2008
                         Las Vegas, Nevada

Red                      South Street Seaport                 1998             7,000          150(150)         2013
                         New York, New York

Thunder Grill            Union Station                        1999            10,000          500              2019
                         Washington, D.C.

Venetian Food Court      Venetian Casino Resort               1999             5,000          300(*)           2014
                         Las Vegas, Nevada

                                                                                              Seating
                                                                                            Capacity(2)
                                                                          Restaurant Size     Indoor         Lease
Name                               Location              Year Opened(1)    (Square Feet)     (Outdoor)    Expiration(3)
----------------------   -----------------------------   --------------   ---------------   -----------   -------------
Tsunami Grill            Venetian Casino Resort               1999             13,000         300              2019
                         Las Vegas, Nevada

Lutece                   Venetian Casino Resort               1999              6,400          90(90)          2019
                         Las Vegas, Nevada

Venus                    Venetian Casino Resort               2001              9,700         250              2019
                         Las Vegas, Nevada

V-Bar                    Venetian Casino Resort               2000              3,000         100              2015
                         Las Vegas, Nevada

The Saloon               Neonopolis Center                    2002              6,000         200              2014
                         at Fremont Street
                         Las Vegas, Nevada

----------
(1) Restaurants are, from time to time, renovated and/or renamed. "Year Opened" refers to the year in which the Company or an affiliated predecessor of the Company first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated and/or renamed since that date.

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

(4) The landlord has the option to terminate the lease for this restaurant at any time after October 1, 2003 with thirty (30) day's prior written notice.

(5) The landlord has the option to cancel the lease for this restaurant any time after December 1, 2003 upon six month's prior written notice and the payment of $250,000.

(6) Restaurant owned by a third party and managed by the Company. Management fees earned by the Company are based on a percentage of cash flow of the restaurant.

(7)  The Company owns a 19% interest in the partnership that owns El Rio Grande.

(8) The lease governing a substantial portion of the outside eating area of this restaurant expires in 2005.

(9) Includes two five-year renewal options exercisable by the Company if certain sales goals are achieved during the two year period prior to the exercise of the renewal option. Under the America lease, the sales goal is $6.0 million. Under the Gallagher's Steakhouse lease the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level substantially in excess of the minimum sales level required to exercise the renewal option for each respective restaurant.

(10) The Company operates eight small food court restaurants in the Villages Eateries food court at the New York-New York Hotel & Casino. The Company also operates that hotel's room service, banquet facilities and employee cafeteria.

(11) The restaurant experienced damage in the attack on the World Trade Center on September 11, 2001. In addition, substantial damage was sustained by the World Financial Center in which the restaurant is located. The restaurant closed on September 11, 2001 and reopened in early December 2002.

(*)  Represents common area seating.

Restaurant Expansion

In fiscal 2002, the Company opened The Saloon at the new Neonopolis Center at Fremont Street in downtown Las Vegas, Nevada. The Company received a construction and pre-opening expense allowance from the landlord. The Saloon was opened within the limits of that allowance.

The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. The Company incurred no pre-opening expenses or early operating losses in fiscal 2003 or 2002. The Company incurred pre-opening expenses and early operating losses of approximately $100,000 in fiscal 2001.

The Company's restaurants generally do not achieve substantial increases from year to year in revenue, which the Company considers to be typical of the restaurant industry. To achieve significant increases in revenue or to replace revenue of restaurants that lose customer favor or which close because of lease expirations or other reasons, the Company would have to open additional restaurant facilities or expand existing restaurants. There can be no assurance that a restaurant will be successful after it is opened, particularly since in many instances the Company does not operate its new restaurants under a trade name currently used by the Company, thereby requiring new restaurants to establish their own identity.

The Company recently entered into agreements to manage fast food restaurants at the Hard Rock Casinos in Hollywood and Tampa, Florida. The agreements are subject to approval by the United States Department of the Interior. Apart from these agreements, the Company is not currently committed to any projects. The Company may take advantage of opportunities it considers to be favorable, when they occur, depending upon the availability of financing and other factors.

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

In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, and furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during the fiscal quarter ended March 29, 2003.

On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $610,000. The Company recorded a gain on the sale of approximately $240,000 during the first quarter of fiscal 2004.

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

Purchasing and Distribution

The Company strives to obtain quality menu ingredients, raw materials and other supplies and services for its operations from reliable sources at competitive prices. Substantially all menu items are prepared on each restaurant's premises daily from scratch, using fresh ingredients. Each restaurant's management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by the Company's centralized purchasing staff. Restaurant-level inventories are maintained at a minimum dollar-value level in relation to sales due to the relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that are used in operations.

The Company attempts to negotiate short-term and long-term supply agreements depending on market conditions and expected demand. However, the Company does not contract for long periods of time for its fresh commodities such as produce, poultry, meat, fish and dairy items and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Independent foodservice distributors deliver most food and supply items daily to restaurants. The financial impact of such supply agreements, would not have a material adverse effect on the Company's financial position.

Employees

At December 12, 2003, the Company employed 2,003 persons (including employees at managed facilities), 1,442 of whom were full-time employees, 561 of whom were part-time employees, 32 of whom were headquarters personnel, 196 of whom were restaurant management personnel, 587 of whom were kitchen personnel and 1,186 of whom were restaurant service personnel. A number of the Company's restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect the labor costs of the Company and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. With the exception of some of the employees at Lutece in New York, the Company's employees are not covered by a collective bargaining agreement.

Government Regulation

The Company is subject to various federal, state and local laws affecting its business. Each restaurant is subject to licensing and regulation by a number of governmental authorities that may include alcoholic beverage control, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development and openings of new restaurants, or could disrupt the operations of existing restaurants.

Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and employees consuming or serving such beverages; employee alcoholic beverages training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of such beverages; seating of minors and the service of food within our bar areas; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. The failure to receive or retain, or a delay in obtaining, a liquor license for a particular restaurant could adversely affect the Company's ability to obtain such licenses elsewhere.

The Company is subject to "dram-shop" statutes in most of the states in which it has operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance. A settlement or judgment against the Company under a "dram-shop" statute in excess of liability coverage could have a material adverse effect on operations.

Various federal and state labor laws govern the Company's operations and its relationship with employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. The Company is also subject to the regulations of the Immigration and Naturalization Service (INS). If employees of the Company do not meet federal citizenship or residency requirements, this could lead to a disruption in the Company's work force. Significant government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to employees who receive gratuities could be detrimental to the profitability of the Company.

The Company's facilities must comply with the applicable requirements of the Americans With Disabilities Act of 1990 ("ADA") and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants or undertaking significant remodeling of existing restaurants, the Company must make them more readily accessible to disabled persons.

The New York State Liquor Authority must approve any transaction in which a shareholder of the Company increases his holdings to 10% or more of the outstanding capital stock of the Company and any transaction involving 10% or more of the outstanding capital stock of the Company.

Seasonal Nature Of Business

The Company's business is highly seasonal. The second quarter of the Company's fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter. The Company achieves its best results during the warm weather, attributable to the Company's extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (the Company's largest restaurants) and the Company's outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. The Company's facilities in Las Vegas generally operate on a more consistent basis through the year.

Terrorism and International Unrest

The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C. on September 11, 2001 had a material adverse effect on the Company's revenues. As a result of the attacks, one Company restaurant, The Grill Room, located at 2 World Financial Center, which is adjacent to the World Trade Center, experienced some damage. The Grill Room was closed from September 11, 2001 and reopened in early December 2002.

The Company's restaurants in New York, Las Vegas, Washington D.C. and Florida benefit from tourist traffic. Though the Las Vegas market has shown resiliency, the sluggish economy and the lingering effects of September 11, 2001 have had an adverse effect on the Company's restaurants. Recovery depends upon a general improvement in economic conditions and the public's willingness and inclination to resume vacation and convention travel. Additional acts of terrorism in the United States or substantial international unrest may have a material adverse effect on the Company's business and revenues.

Forward Looking Statements and Risk Factors

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

To achieve significant increases in revenue or to replace revenue of restaurants which experience declining popularity or which close because of lease expirations or other reasons, the Company would have to open additional restaurant facilities. The opening of new restaurants is subject to a wide variety of uncertainties, including the ability to negotiate favorable lease provisions, the location of the restaurant, the development of a menu and concept that appeals to consumers and the availability of skilled restaurant managers. The acquisition or construction of new restaurants also requires significant capital resources. New large-scale projects that have been the focus of the Company's efforts in recent years would likely require additional financing. If the Company were to identify a favorable restaurant opportunity, there is no assurance that the required financing would be available.

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

Years Lease           Number of
Terms Expire          Facilities
------------          ----------
  2004-2005                2
  2006-2010               10
  2011-2015                9
  2016-2020                9
  2021-2025                1

The Company's executive, administrative and clerical offices, located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York, are occupied under a lease which expires in October 2008, including a five-year renewal option. The Company terminated its lease for office space related to its Washington, D.C. catering operations as of December 31, 2002, and has moved into new facilities under a lease that expires in 2012.

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

Several unfair labor practice charges were filed against the Company in 1997 with the National Labor Relations Board (NLRB) with respect to the Company's Las Vegas subsidiary. The charges were heard in October 1997. At issue was whether the Company unlawfully terminated nine employees and disciplined six other employees allegedly in retaliation for their union activities. An Administrative Law Judge (ALJ) found that six employees were terminated unlawfully, three were discharged for valid reasons, four employees were disciplined lawfully and two employees were disciplined unlawfully. On appeal, the NLRB found that the Company lawfully disciplined five employees, and unlawfully disciplined one employee. The Company appealed the adverse rulings of the NLRB to the D.C. Circuit Court of Appeals. In July 2003 the D.C. Circuit Court of Appeals affirmed the determinations of the NLRB. The Company has offered to reinstate the employees and when an estimate of potential liability can be determined a reserve will be established. The Company does not expect this reserve to have a material impact on its financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names and ages of executive officers of the Company and all offices held by each person:

Name                Age   Positions and Offices
----                ---   ---------------------
Michael Weinstein   60    President and Chief Executive Officer
Vincent Pascal      60    Senior Vice President and Secretary
Robert Towers       56    Executive Vice President, Chief Operating
                          Officer and Treasurer
Paul Gordon         52    Senior Vice President
Robert Stewart      47    Chief Financial Officer

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

Robert Stewart has been employed by the Company since June 2002 and was elected Chief Financial Officer effective as of June 24, 2002. For the three years prior to joining the Company, Mr. Stewart was a Chief Financial Officer and Executive Vice President at Fortis Capital Holdings. For nine years prior to joining Fortis Capital Holdings, Mr. Stewart held senior financial and audit positions in Skandinaviska Enskilda Banken in their New York, London and Stockholm offices.

                                     PART II

Item 5. Market For Registrant's Common Equity and
        Related Stockholder Matters

Market Information

The Company's Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market under the symbol "ARKR." The high and low sale prices for the Common Stock from October 1, 2001 through September 27, 2003 are as follows:

Calendar 2001     High     Low
--------------   ------   -----
Fourth Quarter   $10.00   $6.75

Calendar 2002
-------------

First Quarter      8.00    6.10
Second Quarter     8.15    6.41
Third Quarter      8.49    6.60
Fourth Quarter     7.42    6.05

Calendar 2003
-------------

First Quarter      7.24    5.75
Second Quarter     7.75    6.20
Third Quarter     11.99    7.45

Dividends

The Company has not paid any cash dividends since its inception and does not intend to pay dividends in the foreseeable future.

Number of Shareholders

As of December 21, 2003, there were 65 holders of record of the Company's Common Stock, $.01 par value. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Item 6. Selected Consolidated Financial Data

     The following table sets forth certain financial data for the fiscal years ended in 1999 through 2003. This information should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto beginning at page F-1.

                                                                           Years Ended
                                           --------------------------------------------------------------------------
                                           September 27,   September 28,   September 29,   September 30,   October 2,
                                               2003            2002             2001           2000          1999
                                           -------------   -------------   -------------   -------------   ----------
                                                         (In thousands, except per share data)
                                               (a)                              (b)            (c)
OPERATING DATA:
  Total revenue                              $ 116,593      $ 115,657        $ 127,553       $ 119,887      $ 111,884
  Cost and expenses                           (112,632)      (109,183)        (135,591)       (123,729)      (104,836)
  Operating income (loss)                        3,961          6,474           (8,038)         (3,842)         7,048
  Other income (expense), net                      414           (826)          (2,152)         (1,598)            23
  Income (loss) before provision for
    income taxes and cumulative
    effect of accounting change                  4,375          5,648          (10,190)         (5,440)         7,071
  Provision (benefit) for income taxes           1,056          1,419           (3,342)         (1,906)         2,576
  Income (loss) before cumulative
    effect on accounting change                  3,319          4,229           (6,848)         (3,534)         4,495
  Cumulative effect of accounting
   charge--net                                      --             --               --            (189)            --

NET INCOME (LOSS)                                3,319          4,229           (6,848)         (3,723)         4,495

NET INCOME (LOSS) PER SHARE:
  Basic                                      $    1.04      $    1.33        $   (2.15)      $   (1.17)     $    1.30
  Diluted                                    $    1.03      $    1.32        $   (2.15)      $   (1.17)     $    1.29
  Weighted average number of shares
  Basic                                          3,181          3,181            3,181           3,186          3,461
  Diluted                                        3,213          3,206            3,181           3,186          3,476

BALANCE SHEET DATA
(end of period):
  Total assets                               $  43,635      $  47,960        $  53,091       $  66,297      $  46,709
  Working capital (deficit)                     (4,802)        (7,990)          (6,569)         (5,640)        (3,714)
  Long-term debt                                 7,226          9,547           21,700          24,447          6,683
  Shareholders' equity                          24,826         21,446           17,173          24,065         28,843
  Shareholders' equity per share                  7.80           6.74             5.40            7.55           8.33
  Facilities in operations--end of year,
    including managed                               41             41               47              49             42

     (a) Fiscal 2003 income was adversely affected by an asset impairment charge of $667,000 related to the fixed assets of a restaurant, Lutece, located in New York.

     (b) Fiscal 2001 income was adversely affected by an asset impairment charge of $10,045,000 related to the Aladdin operations and a charge of $935,000 due to the cancellation of a development project.

     (c) Fiscal 2000 income was adversely affected by an asset impairment charge for a closed restaurant of $811,000, expenses of $280,000 from the sale of a restaurant and a $1,300,000 charge associated with a wage and hour lawsuit. Fiscal 2000 was also adversely affected by charges of $4,988,000 from the write-off of advances and working capital needs related to a project the Company withdrew from.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Accounting period

The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001 each included 52 weeks.

Revenues

Total revenues at restaurants owned by the Company increased by 0.8% from fiscal 2002 to fiscal 2003 and decreased by 9.4% from fiscal 2001 to fiscal 2002. Of the $936,000 increase in revenues from fiscal 2002 to fiscal 2003, $585,000 is attributable to the recognition of a previously deferred gain on the sale of a restaurant in October 1997 resulting from the resolution of concerns regarding the Company's ability to collect a note received in connection with the sale. A review of the performance of this note and the security underlying it indicated that the loss was no longer probable.

Same store sales increased 1.1%, or $1,230,000, on a Company-wide basis from fiscal 2002 to fiscal 2003. This increase was the result of an 8.4%, or $4,491,000, increase in same store sales at the Company's Las Vegas restaurants offset by decreases in same store sales in New York and Washington D.C. of 5.0% and 8.3%, respectively. The decreases in New York and Washington D.C. were principally due to the residual effects on tourism of the terrorist attacks on September 11th, the sluggish economy in these markets and record rainfalls in these areas during late spring and early summer 2003 which limited the use of outdoor cafe seating. Menu prices did not significantly change during fiscal 2003.

During the fourth quarter of 2002 the Company abandoned its restaurant and food court operations at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas. During fiscal 2002 sales decreased 42.9% at this location compared to fiscal 2001, resulting in the Company's decision to abandon these operations. If this decrease is excluded from same store Las Vegas sales, the Company's remaining operations in Las Vegas experienced a sales increase of $190,000 during fiscal 2002.

Of the $11,896,000 decrease in revenues from fiscal 2001 to fiscal 2002, $3,282,000 is attributable to the year long closure of the Grill Room restaurant located in 2 World Financial Center, an office building adjacent to the World Trade Center site. This restaurant was damaged in the September 11, 2001 attack and reopened in early fiscal 2003. A $256,000 increase in sales is attributable to the opening of the Saloon at the Neonopolis Center in downtown Las Vegas.

Same store sales decreased 6.7% or $8,262,000, on a Company-wide basis from fiscal 2001 to fiscal 2002. The decrease in same store sales was 3.3% in Las Vegas, 8.1% in New York and 13.7% in Washington D.C. Such decreases were principally due to a decrease in customer counts. The change in menu prices did not significantly affect revenues. The Company believes its fiscal 2002 revenues compared to fiscal 2001 were adversely affected by the terrorist attacks on September 11th, the residual effects on tourism and the sluggish economy. While Las Vegas has rebounded considerably in the past year, New York and Washington continue to experience soft sales.

Other operating income, which consists of the sale of merchandise at various restaurants, management fee income, door sales and for fiscal 2003 the reversal of the previously mentioned provision, was $1,337,000 in fiscal 2003, $550,000 in fiscal 2002, and $546,000 in fiscal 2001.

Costs and Expenses

Food and beverage cost of sales as a percentage of total revenue was 25.1% in fiscal 2003, 24.9% in fiscal 2002 and 25.5% in fiscal 2001.

Total costs and expenses increased by $3,449,000, or 3.2%, from fiscal 2002 to fiscal 2003. Increases in rent, advertising and maintenance contributed to this increase. During the first quarter of fiscal 2002 rent concessions granted by landlords in the aftermath of the September 11, 2001 disaster were in place. These concessions were not available during fiscal 2003 and as a result of this, and other slight increases in rent levels, rent expense for fiscal 2003 increased by $224,000 when compared to fiscal 2002. Also, sales increases in restaurants where the Company pays a percentage rent resulted in an increase in percentage rent of $168,000 during fiscal 2003 compared to fiscal 2002. During fiscal 2003 advertising expenses increased by $623,000 over fiscal 2002 as a result of increased advertising for the Lutece restaurant in New York and additional advertising for the operations in Las Vegas. Maintenance expenses increased by $548,000 during fiscal 2003 compared to fiscal 2002. After September 11, 2001 discretionary spending was sharply restricted. Though the Company has continued to keep tight control over spending, maintenance of restaurants has been performed when required and maintenance delayed during fiscal 2002 has been completed.

Total costs and expenses decreased by $26,408,000, or 19.5%, from fiscal 2001 to fiscal 2002. The main reasons for this decrease in total costs and expenses include the reduction in payroll expenses of $7,673,000 from fiscal 2001 to fiscal 2002 as a result of the Company's response to the events of September 11, 2001 and the continued weakened economy. Food and beverage costs decreased $3,755,000 resulting from the decrease in food and beverage sales of $11,900,000. Additionally, during fiscal 2001, total costs and expenses were adversely affected by an asset impairment charge of $10,045,000 associated with the write down of the Company's Desert Passage restaurant and food court operations. Total costs and expenses were also impacted in fiscal 2001 by a charge of $935,000 due to the cancellation of a development project.

Payroll expenses as a percentage of total revenues was 33.1% in fiscal 2003 compared to 32.3% in fiscal 2002 and 35.3% in fiscal 2001. Payroll expense was $38,583,000, $37,412,000 and $45,085,000 in fiscal 2003, 2002 and 2001, respectively. The Company aggressively adapted its cost structure in response to lower sales expectations following September 11th and continues to review its cost structure and make adjustments where appropriate. Head count stood at 2,003 as of year end 2003 compared to 1,959 and 2,070 at year-end 2002 and 2001 respectively. Severance pay to key personnel was approximately $250,000 during fiscal 2002.

No pre-opening expenses and early operating losses were incurred during fiscal 2003 or 2002. The Company received a construction and operating allowance from the landlord for the Saloon at the Neonopolis Center at Freemont Street in downtown Las Vegas, the one restaurant opened in fiscal 2002. The Company incurred pre-opening and early operating losses at newly opened restaurants of approximately $100,000 in fiscal 2001. The Company typically incurs significant pre-opening expenses in connection with its new restaurants that are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

General and administrative expenses, as a percentage of total revenue, were 5.7% in fiscal 2003, 5.7% in fiscal 2002 and 5.5% in fiscal 2001. General and administrative expenses were adversely impacted by a $370,000 increase in casualty insurance costs during fiscal 2002. General and administrative expenses in fiscal 2001 were impacted by $400,000 in legal expenses incurred in connection with a potential transaction.

The Company managed one restaurant it did not own (El Rio Grande) at September 27, 2003, September 28, 2002 and September 29, 2001. Sales of this restaurant, which are not included in consolidated sales, were $2,765,000 in fiscal 2003, $2,973,000 in fiscal 2002 and $4,380,000 in fiscal 2001. The Company recently entered into agreements to manage 11 fast food restaurants located in the Hard Rock Casinos in Hollywood and Tampa, Florida.

Interest expense was $732,000 in fiscal 2003, $1,212,000 in fiscal 2002 and $2,446,000 in fiscal 2001. The significant decrease from fiscal 2002 to fiscal 2003 and from fiscal 2001 to fiscal 2002 is due to lower outstanding borrowings on the Company's credit facility and the benefit from rate decreases in the prime-borrowing rate. Interest income was $163,000 in fiscal 2003, $133,000 in fiscal 2002 and $150,000 in fiscal 2001.

Other income, which generally consists of purchasing service fees and other income at various restaurants was $983,000, $253,000 and $144,000 for fiscal 203, 2002 and 2001, respectively. Other income was impacted during fiscal 2003 by the Company receipt of $508,000 in World Trade Center Grants for four restaurants located in downtown New York that were adversely impacted by the September 11, 2001 terrorist attacks.

Income Taxes

The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non-consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income, with the exception of the restaurants operating in the District of Columbia. Accordingly, the Company's overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries. Due to losses incurred in fiscal 2001 and the carry back of such losses, the Company realized an overall tax benefit of 32.8% of such losses in fiscal 2001. During fiscal 2002 the Company abandoned its restaurant and food court operations at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas. In fiscal 2002, the Company was able to utilize the deferred tax asset created in fiscal 2001, by the impairment of these operations. The Company's effective tax rate for fiscal 2003 was 24.1%. During the year ended September 27, 2003, the Company decreased its allowance for the utilization of the deferred tax asset arising from state and local operating loss carryforwards by $445,000 in the current year based on the merger of certain unprofitable subsidiaries into profitable ones.

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

The Revenue Reconciliation Act of 1993 provides tax credits to the Company for FICA taxes paid by the Company on tip income of restaurant service personnel. The net benefit to the Company was $793,000 in fiscal 2003, $741,000 in fiscal 2002 and $489,000 in fiscal 2001.

During fiscal 2002, the Company and the Internal Revenue Service finalized the adjustments to the Company's Federal income tax returns for fiscal years 1995 through 1998. The settlement did not have a material effect on the Company's financial statements.

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

The net cash used in investing activities in fiscal 2003 of ($1,851,000) was used for the expansion of an existing restaurant in Las Vegas and for the replacement of fixed assets at existing restaurants. The net cash used in investing activities in fiscal 2002 ($153,000) was primarily used for the replacement of fixed assets at existing restaurants. The net cash used in investing activities in fiscal 2001 ($1,891,000) was principally used for the Company's continued investment in fixed assets associated with constructing new restaurants. In fiscal 2001 the Company opened two bars at the Venetian in Las Vegas, Nevada (V-Bar and Venus).

The net cash used in financing activities in fiscal 2003 ($8,356,000), fiscal 2002 ($8,072,000) and fiscal 2001 ($5,618,000) was principally due to repayments of long-term debt on the Company's main credit facility in excess of borrowings on such facility.

The Company had a working capital deficit of $4,802,000 at September 27, 2003 as compared to a working capital deficit of $7,990,000 at September 28, 2002. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with negative working capital.

The Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), as amended in November 2001, December 2001 April 2002, and February 2003, included a $26,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. On July 1, 2002, the Facility converted into a term loan in the amount of $17,890,000 payable in 36 monthly installments of approximately $497,000. Upon amendment in February 2003, the term loan was converted into a revolving loan. The credit line was reduced to $11,500,000 on June 29, 2003 and $8,500,000 on September 29, 2003 until the maturity date of February 12, 2005. The Company had borrowings of $6,975,000 outstanding on this facility at September 27, 2003. The loan bears interest at 1/2% above the bank's prime rate and at September 27, 2003 and September 28, 2002, the interest rate on outstanding loans was 4.50% and 5.25% respectively. The Facility also includes a $500,000 Letter of Credit Facility for use in lieu of lease security deposits. The Company has delivered $495,000 in irrevocable letters of credit on this Facility at September 27, 2003. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

The Company's subsidiaries each guaranteed the obligations of the Company under the Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

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

At September 29, 2001, the Company was not in compliance with several of the requirements of the Facility principally due to the impairment charges incurred in connection with its restaurant and food service operations at the Aladdin in Las Vegas, Nevada. The Company received a waiver from the bank to cure the non-compliance. In December 2001, the covenants were amended for forthcoming periods. During the year ended September 27, 2003, the Company violated covenants related to a limitation on employee loans and maintaining minimum cash flow in relation to the Company's debt service requirements. The Company received waivers from the bank for the covenants it was not in compliance with, for the year ended September 27, 2003 and through December 30, 2003.

In April 2000, the Company borrowed $1,570,000 from its main bank at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian. The note which is payable in 60 equal monthly installments through May 2005, is secured by such restaurant equipment. At September 27, 2003 the Company had $601,000 outstanding on this facility.

The Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The lease bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $32,000 until maturity in November 2004 at which time the Company has an option to purchase the equipment for $519,000. Alternatively, the Company can extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,000.

The Company originally accounted for this agreement as an operating lease and did not record the assets or the lease liability in the financial statements. During the year ended September 29, 2001, the Company recorded the entire amount payable under the lease as a liability of $1,600,000 based on the anticipated abandonment of the Aladdin operations. In 2002, the operations at the Aladdin were abandoned and at at September 27, 2003 $874,000 remained accrued in other current liabilities representing future operating lease payments.

In September 2001, a subsidiary of the Company entered into a lease agreement with World Entertainment Centers LLC regarding the leasing of premises at the Neonopolis Center at Freemont Street for the restaurant Saloon. The Company provided a lease guaranty ("Guaranty") to induce the landlord to enter into the lease agreement. The Guaranty is for a term of two years from the date of the opening of the Saloon, May 2002, and during the first year of the Guaranty was in the amount of $350,000. Upon the first anniversary of the opening of the Saloon, May 2003, the Guaranty was reduced to $175,000 and it will expire in May 2004.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

                                                   Payments Due by Period
                                     ---------------------------------------------------
                                                Within                           After 5
                                      Total     1 year   2-3 years   4-5 years    years
                                     -------   -------   ---------   ---------   -------
                                                     (in thousands of dollars)
Contractual Obligations:
Long Term Debt                       $ 7,576    $  350    $ 7,226      $   --    $    --
Operating Leases                      46,572     7,988     15,727       8,751     14,106
                                     -------    ------    -------      ------    -------

Total Contractual Cash Obligations   $54,148    $8,338    $22,953      $8,751    $14,106
                                     =======    ======    =======      ======    =======

                                         Amount of Commitment Expiration Per Period
                                     ---------------------------------------------------
                                                Within                           After 5
                                      Total     1 year   2-3 years   4-5 years    years
                                     -------   -------   ---------   ---------   -------
                                                     (in thousands of dollars)
Other Commercial Commitments:
Letters of Credit                      $500      $--       $500         $--       $--
                                       ----      ---       ----         ---       ---

Total Commercial Commitments           $500      $--       $500         $--       $--
                                       ====      ===       ====         ===       ===

Restaurant Expansion

The Company did not open any new restaurants in fiscal 2003. In fiscal 2002 the Company opened one restaurant at the Neonopolis Center at Freemont Street in downtown Las Vegas, Nevada (The Saloon). The Company opened two bars (V-Bar and Venus) at the Venetian in Las Vegas, Nevada in fiscal 2001.

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

Long-Lived Assets - The Company annually assesses any impairment in value of long-lived assets to be held and used. The Company evaluates the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value the Company then reduces the asset to its fair value. Fair value is generally calculated using discounted cash flows. Various factors such as sales growth and operating margins and proceeds from a sale are part of this analysis. Future results could differ from the Company's projections with a resulting adjustment to income in such period.

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

Accounting for Goodwill and Other Intangible Assets

During 2001, the FASB issued FAS 142, which requires that for the Company, effective September 28, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. FAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit (the Company is being treated as one reporting unit) with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, the

Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy, no impairment charge was recorded upon adoption or during the year ended September 27, 2003.

Recent Developments

The Financial Accounting Standards Board has recently issued the following accounting pronouncements:

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's financial statements; however, the Company will be required to separately disclose the results of closed restaurants as discontinued operations in the future.

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

FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's financial statements (see Note 8).

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure was issued in December 2002. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 123 (see Note
10).

FIN No. 46, Consolidation of Variable Interest Entities, was issued on January 17, 2003. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. In October 2003, the effective date of FIN No. 46 was deferred for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral revised the effective date for consolidation of these entities for the Company to the quarter ended December 27, 2003. The Company believes the adoption of this standard will not have a material effect on its financial statements.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's financial statements.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement was adopted by the Company in the quarter ended September 27, 2003, and it did not have a material impact on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates with respect to its outstanding credit agreement with its main bank, Bank Leumi USA. Outstanding loans under the agreement bear interest at prime plus one-half percent. Based upon a loan balance of $6,975,000 (at September 27, 2003), a 100 basis point change in interest rates would change annual interest expense by $69,750.

Item 8. Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures; Internal Control over Financial Reporting

Evaluation of disclosure controls and procedures. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective as of September 27, 2003 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal year 2003 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

See Part I, Item 4. "Executive Officers of the Registrant." Other information relating to the directors and executive officers of the Company is incorporated by reference to the definitive proxy statement for the Company's 2004 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the "Proxy Statement"). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

Code of Ethics.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Company will provide any person without charge, upon request, a copy of such code of ethics by mailing the request to the Company at 85 Fifth Avenue, New York, NY 10003,
Attention: Robert Towers.

Audit Committee Financial Expert

The Company's Board of Directors has determined that Marcia Allen, Director, is the Company's Audit Committee Financial Expert, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Ms. Allen is independent of management. Other information regarding the Audit Committee is incorporated by reference from the Proxy Statement.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)   (1)     Financial Statements:                                  Page
                                                                          ----

                   Independent Auditors' Report                            F-1

                   Consolidated Balance Sheets --
                   at September 27, 2003 and September 28, 2002            F-2

                   Consolidated Statements of Operations -- For each of
                   the three fiscal years ended September 27, 2003,
                   September 28, 2002 and September 29, 2001               F-3

                   Consolidated Statements of Cash Flows -- For each of
                   the three fiscal years ended September 27, 2003,
                   September 28, 2002 and September 29, 2001               F-4

                   Consolidated Statements of Shareholders' Equity --
                   For each of the three fiscal years ended September
                   27, 2003, September 28, 2002 and September 29, 2001     F-5

                   Notes to Consolidated Financial Statements              F-6

           (2)     Financial Statement Schedules

                   None

           (3)     Exhibits:

           3.1 Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983, incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 2002 ("2002 10-K").

           3.2 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985, incorporated by reference to Exhibit 3.2 to the 2002 10-K.

           3.3 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988, incorporated by reference to Exhibit 3.3 to the 2002 10-K.

           3.4 Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997, incorporated by reference to Exhibit 3.4 to the 2002 10-K.

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

           10.1 Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1994 ("1994 10-K").

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

           10.14 Amendment dated as of January 22, 2002 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA, incorporated by reference to Exhibit 10.14 of the First Quarter 2003 Form 10-Q.

           *14.1   Code of Ethics

            *21    Subsidiaries of the Registrant.

            *23    Consent of Deloitte & Touche LLP.

           *31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

           *31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

            *32    Section 1350 Certification

     (b)   Reports Report on Form 8-K dated July 31, 2003
             on
            Form   Report on Form 8-K dated August 5, 2003
            8-K

----------
*    Filed herewith.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and subsidiaries (the "Company") as of September 27, 2003 and September 28, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 27, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ark Restaurants Corp. and subsidiaries as of September 27, 2003 and September 28, 2002, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP
New York, New York

December 24, 2003

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------

                                                                       September 27,   September 28,
                                                                            2003            2002
                                                                       -------------   -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                              $   486         $   819
   Accounts receivable                                                      1,677           2,000
   Employee receivables (net of reserves of $0 and $45 respectively)          255           1,045
   Current portion of long-term receivables (Note 3)                          193             164
   Inventories                                                              1,997           1,925
   Deferred income taxes (Note 12)                                            281             293
   Prepaid expenses and other current assets                                  886             779
   Refundable and prepaid income taxes                                         --             957
                                                                          -------         -------
      Total current assets                                                  5,775           7,982
                                                                          -------         -------

LONG-TERM RECEIVABLES (Note 3)                                              1,291             904

FIXED ASSETS--At cost:
   Leasehold improvements                                                  34,385          33,542
   Furniture, fixtures and equipment                                       29,427          28,320
                                                                          -------         -------
                                                                           63,812          61,862

   Less accumulated depreciation and amortization                          36,748          31,602
                                                                          -------         -------
                                                                           27,064          30,260
                                                                          -------         -------

INTANGIBLE ASSETS--Net (Note 4)                                               473             341

GOODWILL                                                                    3,515           3,515

DEFERRED INCOME TAXES (Note 12)                                             4,622           4,255

OTHER ASSETS (Note 5)                                                         895             703
                                                                          -------         -------
TOTAL                                                                     $43,635         $47,960
                                                                          =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable--trade                                                $ 3,443         $ 3,332
   Accrued expenses and other current liabilities (Note 6)                  5,586           6,356
   Current maturities of long-term debt (Note 7)                              350           6,284
   Accrued income taxes                                                     1,198              --
                                                                          -------         -------
      Total current liabilities                                            10,577          15,972
                                                                          -------         -------

LONG-TERM DEBT--Net of current maturities (Note 7)                          7,226           9,547

OPERATING LEASE DEFERRED CREDIT (Notes 1 and 8)                             1,006             995

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Notes 7, 9 and 10):
   Common stock, par value $.01 per share--authorized, 10,000
      shares; issued, 5,249                                                    52              52
   Additional paid-in capital                                              14,743          14,743
   Retained earnings                                                       19,037          15,718
                                                                          -------         -------
                                                                           33,832          30,513

   Less stock options receivables                                             655             716
   Less treasury stock, 2,068 shares                                        8,351           8,351
                                                                          -------         -------
      Total shareholders' equity                                           24,826          21,446
                                                                          -------         -------
TOTAL                                                                     $43,635         $47,960
                                                                          =======         =======

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                    Years Ended
                                                  ---------------------------------------------
                                                  September 27,   September 28,   September 29,
                                                       2003            2002            2001
                                                  -------------   -------------   -------------
REVENUES:
   Food and beverage sales                           $115,256        $115,107        $127,007
   Other income                                         1,337             550             546
                                                     --------        --------        --------
      Total revenues                                  116,593         115,657         127,553
                                                     --------        --------        --------

COST AND EXPENSES:
   Food and beverage cost of sales                     29,267          28,794          32,549
   Payroll expenses                                    38,583          37,412          45,085
   Occupancy expenses                                  18,200          17,306          18,320
   Other operating costs and expenses                  14,964          13,951          16,499
   General and administrative expenses                  6,665           6,548           7,005
   Depreciation and amortization                        4,286           5,172           5,938
   Asset impairment (Note 2)                              667              --          10,045
   Joint venture losses                                    --              --             150
                                                     --------        --------        --------
      Total cost and expenses                         112,632         109,183         135,591
                                                     --------        --------        --------
OPERATING INCOME (LOSS)                                 3,961           6,474          (8,038)
                                                     --------        --------        --------
OTHER (INCOME) EXPENSE:
   Interest expense (Note 7)                              732           1,212           2,446
   Interest income                                       (163)           (133)           (150)
   Other income (Note 13)                                (983)           (253)           (144)
                                                     --------        --------        --------
                                                         (414)            826           2,152
                                                     --------        --------        --------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         4,375           5,648         (10,190)

PROVISION (BENEFIT) FOR INCOME TAXES (Note 12)          1,056           1,419          (3,342)
                                                     --------        --------        --------
NET INCOME (LOSS)                                    $  3,319        $  4,229        $ (6,848)
                                                     ========        ========        ========
NET INCOME (LOSS) PER SHARE--Basic:                  $   1.04        $   1.33        $  (2.15)
                                                     ========        ========        ========
NET INCOME (LOSS) PER SHARE--Diluted:                $   1.03        $   1.32        $  (2.15)
                                                     ========        ========        ========
WEIGHTED AVERAGE NUMBER OF SHARES--Basic                3,181           3,181           3,181
                                                     ========        ========        ========
WEIGHTED AVERAGE NUMBER OF SHARES--Diluted              3,213           3,206           3,181
                                                     ========        ========        ========

See notes to consolidated financial statements.

ARK RESTAURANT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                                 Years Ended
                                                               ---------------------------------------------
                                                               September 27,   September 28,   September 29,
                                                                    2003            2002            2001
                                                               -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $ 3,319         $ 4,229         $(6,848)
      Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
         Depreciation and amortization                              4,286           5,172           5,938
         Recognition of deferred gain on sale of restaurant          (585)             --              --
         Gain on sale of restaurants                                   --            (105)           (209)
         Loss on disposal of fixed assets and intangibles              57              --              --
         Write-off of joint venture advances and investments           --              --           1,086
         Impairment of fixed assets                                   667              --          10,045
         Write-off of accounts and notes receivable                    --             165             209
         Operating lease deferred credit                               11              --            (218)
         Deferred income taxes                                       (355)          1,786          (3,107)
         Changes in assets and liabilities:
            Accounts receivable and employee receivables            1,113            (756)          1,037
            Inventories                                               (72)            185              23
            Prepaid expenses and other
               current assets                                        (163)           (124)           (308)
            Refundable and prepaid
               income taxes                                           957             162             189
            Other assets                                              100            (382)           (502)
            Accounts payable-trade                                    111            (900)         (1,061)
            Accrued income taxes                                    1,198              --              --
            Accrued expenses and other current liabilities           (770)           (388)            538
                                                                  -------         -------         -------
               Net cash provided by operating activities            9,874           9,044           6,812
                                                                  -------         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                       (1,884)           (704)         (3,014)
   Proceeds from the disposal of fixed assets                          --             394              --
   Purchases of intangible assets                                    (136)             --              --
   Issuance of demand notes and long-term receivables                  --            (125)            (98)
   Payments received on long-term receivables                         169             282           1,221
                                                                  -------         -------         -------
               Net cash used in investing activities               (1,851)           (153)         (1,891)
                                                                  -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                         1,100           1,500           4,400
   Principal payment on long-term debt                             (9,355)         (9,616)         (9,974)
   Payment (borrowings) under stock options receivables                61              44             (41)
   Payment of debt issuance costs                                    (162)             --              --
   Purchase of treasury stock                                          --              --              (3)
                                                                  -------         -------         -------
               Net cash used in financing activities               (8,356)         (8,072)         (5,618)
                                                                  -------         -------         -------
NET INCREASE  (DECREASE) IN CASH  AND
CASH AND CASH EQUIVALENTS                                            (333)            819            (697)

CASH AND CASH EQUIVALENTS--
   Beginning of year                                                  819              --             697
                                                                  -------         -------         -------
                                                                  $   486         $   819         $    --
CASH AND CASH EQUIVALENTS--End of year                            =======         =======         =======

SUPPLEMENTAL INFORMATION:
   Cash payments for:
      Interest                                                    $   768         $ 1,271         $ 2,446
                                                                  =======         =======         =======
      Income taxes                                                $   114         $   187         $   852
                                                                  =======         =======         =======

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 27, 2003, SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
(In thousands)
--------------------------------------------------------------------------------

                                                  Common Stock    Additional                           Stock         Total
                                                ---------------     Paid-In    Retained   Treasury    Options     Shareholders'
                                                Shares   Amount     Capital    Earnings     Stock    Receivable      Equity
                                                ------   ------   ----------   --------   --------   ----------   -------------
BALANCE, OCTOBER 1, 2000                         5,249     $52      $14,743     $18,337    $(8,348)     $(719)       $24,065

   Purchase of treasury stock                       --      --           --          --         (3)        --             (3)
   Net borrowings of stock option receivables       --      --           --          --         --        (41)           (41)
   Net loss                                         --      --           --      (6,848)        --         --         (6,848)
                                                 -----     ----     --------    -------    -------      -----        -------

BALANCE--September 29, 2001                      5,249      52       14,743      11,489     (8,351)      (760)        17,173

   Net payment on stock options receivables         --      --           --          --         --         44             44
   Net income                                       --      --           --       4,229         --         --          4,229
                                                 -----     ---      -------     -------    -------      -----        -------

BALANCE--September 28, 2002                      5,249      52       14,743      15,718     (8,351)      (716)        21,446

   Payment on stock options receivables             --      --           --          --         --         61             61
   Net income                                       --      --           --       3,319         --         --          3,319
                                                 -----     ---      -------     -------    -------      -----        -------

BALANCE--September 27, 2003                      5,249     $52      $14,743     $19,037    $(8,351)     $(655)       $24,826
                                                 =====     ===      =======     =======    =======      =====        =======

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 27, 2003, SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001
--------------------------------------------------------------------------------

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Ark Restaurants Corp. and subsidiaries (the "Company") own and operate 25 restaurants, 12 fast food concepts, catering operations and wholesale and retail bakeries. Twelve restaurants are located in New York City, eight in Las Vegas, Nevada, four in Washington, D.C., and one in Islamorada, Florida. The Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort and operation of the resort's room service, banquet facilities, employee dining room and eight food court concepts. Four restaurants and bars are within the Venetian Casino Resort as well as four food court concepts; one restaurant is within the Forum Shops at Caesar's Shopping Center and one restaurant is in downtown Las Vegas at the Neonopolis Center.

     Accounting Period--The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 27, 2003, September 28, 2002, and September 29, 2001, included 52 weeks.

     Significant Estimates--In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial statements.

     Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash Equivalents--Cash equivalents include instruments with original maturities of three months or less.

     Accounts Receivable--Accounts receivable is primarily composed of normal business receivables such as credit card receivables that are paid off in a short period of time. See Notes 16 and 17 for a discussion of related party receivables.

     Inventories--Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of food and beverages, merchandise for sale and other supplies.

     Fixed Assets--Leasehold improvements and furniture, fixtures and equipment are stated at cost. Depreciation of furniture, fixtures and equipment (including equipment under capital leases) is computed using the straight-line method over the estimated useful lives of the respective assets (seven years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 35 years.

     The Company includes in leasehold improvements in progress restaurants that are under construction. Once the projects have been completed the Company will begin amortizing the assets. Start-up costs incurred during the construction period of restaurants, including rental of premises, training and payroll, are expensed as incurred.

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that carrying values and useful lives continue to be appropriate.

     For the year ended September 27, 2003, an impairment charge of $667,000 was incurred on the restaurant Lutece (Note 2). For the year ended September 28, 2002, no impairment charges were deemed necessary. For the year ended September 29, 2001, an impairment charge of $10,045,000 was incurred on the Company's restaurant operations at Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada (Note 2).

     Intangible Assets and Goodwill--As of September 29, 2002, the Company adopted the provisions for SFAS No. 142. This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142, the Company amortized goodwill. The amount of such amortized goodwill was $3,515,000 as of September 28, 2002. In accordance with SFAS No. 142 the Company discontinued the amortization of goodwill effective September 29, 2002. Had the provisions of SFAS No. 142 been in effect during the years ended September 28, 2002 and September 29, 2001, a reduction of amortization expense in pretax income of $364,000 or an increase of $0.11 in basic and diluted earnings per share would have been recorded. The Company has completed its impairment analysis as of the transition date to SFAS No. 142 and as of September 27, 2003 and has determined that there is no impairment of goodwill.

     Costs associated with acquiring leases and subleases, principally purchased leasehold rights, have been capitalized and are being amortized on the straight-line method based upon the initial terms of the applicable lease agreements, which range from 10 to 21 years.

     Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period of five years.

     Amortization expense for intangible assets not including goodwill was $15,000, $39,000 and $95,000 for the years ended September 27, 2003,
     September 28, 2002, and September 29, 2001, respectively.

     Estimated aggregate amortization expense for each of the five succeeding fiscal years is $56,000 for 2004 and 2005 and $53,000 for 2006-2008.

     Other Assets-- Certain legal and bank commitment fees incurred in connection with the Company's Revolving Credit and Term Loan Facility, as discussed in Note 7, were capitalized as deferred financing fees and are being amortized over two years, the remaining term of the facility.

     Operating Lease Deferred Credit--Several of the Company's operating leases contain predetermined increases in the rentals payable during the term of such leases. For these leases, the aggregate rental expense over the lease term is recognized on a straight-line basis over the lease term. The excess of the expense charged to operations in any year and amounts payable under the leases during that year are recorded as a deferred credit. The deferred credit subsequently reverses over the lease term (Note 8).

     Occupancy Expenses--Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.

     Income Per Share of Common Stock--Net income per share is computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus the additional dilutive effect of common stock equivalents. Common stock equivalents consist of dilutive stock options.

     Stock Options--The Company accounts for its stock options granted to employees under the intrinsic value-based method for employee stock-based compensation and provides pro forma disclosure of net income and earnings per share as if the accounting provision of SFAS No. 123 had been adopted. The Company generally does not grant options to outsiders.

     Statement of Financial Accountings Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), requires the Company to disclose pro forma net income and pro forma earnings per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income and earnings per share of the options granted and outstanding for fiscal 2002 and fiscal 2001. There were no options granted during fiscal 2003.

     The weighted-average assumptions which were used for fiscal 2002 and fiscal 2001 included risk free interest rates of 4.25% and 5.50% and volatility of 35% and 45%, respectively. An expected life of four years for both years was used. No annual dividend yield was assumed. The weighted average grant date fair value of options granted and outstanding during fiscal 2002 and fiscal 2001 was $2.05 and $2.87 respectively.

     The  pro forma impact was as follows:

                                                                           Years Ended
                                                          ---------------------------------------------
                                                          September 27,   September 28,   September 29,
                                                               2003            2002            2001
                                                          -------------   -------------   -------------
                                                             (In thousands, except per share amounts)
     Net income (loss) as reported                            $3,319         $4,229          $(6,848)

     Deduct stock based compensation expense
        computed under the fair value method                     118            141              205

     Net income (loss) - pro forma                            $3,201         $4,088          $(7,053)

     Net income (loss) per share as reported - basic          $ 1.04         $ 1.33          $ (2.15)
     Net income (loss) per share as reported - diluted        $ 1.03         $ 1.32          $ (2.15)

     Net income (loss) per share pro forma - basic            $ 1.01         $ 1.29          $ (2.22)
     Net income (loss) per share pro forma - diluted          $ 1.00         $ 1.28          $ (2.22)

     Impact of Recently Issued Accounting Standards-- SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's financial statements; however, the Company will be required to separately disclose the results of closed restaurants as discontinued operations in the future.

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

     FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's financial statements (see Note 8).

     SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure was issued in December 2002. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 123 (see Note 10).

     FIN No. 46, Consolidation of Variable Interest Entities, was issued on January 17, 2003. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. In October 2003, the effective date of FIN No. 46 was deferred for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral revised the effective date for consolidation of these entities for the Company to the quarter ended December 27, 2003. The Company believes the adoption of this standard will not have a material effect on its financial statements.

     SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's financial statements.

     SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. This statement was adopted by the Company in the quarter ended September 27, 2003, and it did not have a material impact on the Company's financial statements.

     Reclassifications--Certain reclassifications of prior year balances have been made to conform with current year presentation.

2.   EFFECTS OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS

     The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington D.C. on September 11, 2001 have had a material adverse effect on the Company's revenue. As a result of the attacks, one Company restaurant, The Grill Room, experienced some damage. The Grill Room, located at 2 World Financial Center which is adjacent to the World Trade Center and which was substantially damaged, was closed for all of fiscal 2002. The Grill Room reopened in early December 2002. The Company recorded $450,000 as a reduction of other operating costs and expenses for the year ended September 28, 2002 for partial insurance recoveries of certain out of pocket costs and business interruption losses incurred.

     The Company believes that its restaurant and food court operations at Desert Passage which adjoins the Aladdin Casino Resort in Las Vegas, Nevada (the "Aladdin") were significantly impaired by the events of September 11th. The restaurant and food court operations experienced severe sales declines in the aftermath of September 11th and the Aladdin declared bankruptcy on September 28, 2001.

     Based upon the sum of the future undiscounted cash flows related to the Company's long-lived assets at the Aladdin, the Company determined that impairment had occurred. To estimate the fair value of such long-lived assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. Therefore, the Company determined that there was no value to such long-lived assets. The Company had an investment of $8,445,000 in leasehold improvements, and furniture, fixtures and equipment. The Company believed that these assets would have nominal, if any, value upon disposal. In addition, the estimated future payments under the lease for kitchen equipment at the location totaled $1,600,000. The Company recorded in the fiscal year ended September 29, 2001 an impairment charge of $8,445,000 for the net book value of the assets and recorded an additional $1,600,000 of expense and liability for the future lease payments, of which $874,000 and $1,253,000 remained accrued in other current liabilities at September 27, 2003 and September 28, 2002, respectively. In September 2002, the Company abandoned its restaurant and food court operations at the Aladdin.

     In October 2002, the Company sold certain furniture, fixtures and equipment related to the Aladdin operations for $240,000. The Company recognized a gain of $240,000 in fiscal 2003 with respect to the transaction (included in other non-operating income),

     The Company believes that its restaurant, Lutece, located in New York City has been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, and furniture fixtures and equipment. The Company believes that these assets would have nominal value upon disposal. The Company recorded an impairment charge of $667,000 during the fiscal year ended September 27, 2003.

3.   LONG-TERM RECEIVABLES

     Long-term receivables consist of the following:

                                                                  September 27,   September 28,
                                                                       2003            2002
                                                                  -------------   -------------
                                                                         (In thousands)
     Note receivable secured by fixed assets and lease at a
       restaurant sold by the Company, at 8% interest; due in
       monthly installments through December 2006 (a)                 $  268         $  337

     Note receivable secured by fixed assets and lease at a
       restaurant sold by the Company, at 7.5% interest; due in
         monthly installments  through December 2008 (b)               1,104            606

     Note receivable secured by fixed assets and lease at a
       restaurant at 7.0% interest; due in monthly installments
       through December 2007 (c)                                         112            125
                                                                      ------         ------
                                                                       1,484          1,068
     Less current portion                                                193            164
                                                                      ------         ------
                                                                      $1,291         $  904
                                                                      ======         ======

          (a) In December 1996, the Company sold a restaurant for $900,000. Cash of $50,000 was received on sale and the balance is due in installments through December 2006.

          (b) In October 1997, the Company sold a restaurant for $1,750,000, of which $200,000 was paid in cash and the balance is due in monthly installments under the terms of two notes bearing interest at a rate of 7.5%. One note, with an initial principal balance of $400,000, was paid in 24 monthly installments of $19,000 through April 2000. The second note, with an initial principal balance of $1,150,000, will be paid in 104 monthly installments of $15,000 commencing May 2000 and ending December 2008. At December 2008, the then outstanding balance of $519,000 matures.

               The Company recognized a gain of approximately $585,000, $0, and $209,000 in the fiscal years ended September 27, 2003, September 28, 2002, and September 29, 2001, respectively, in connection with the sale of this restaurant. The gain of $585,000 recognized during the year ended September 27, 2003 reflected the realization of a gain that had been deferred originally due to the length of the note and the substantial balance due upon maturity ($519,000). A review of the performance of this note and the security underlying it has lead management to conclude that the full amount will likely be collected and, accordingly, the note no longer requires a reserve. Consequently, the Company eliminated this reserve and included the amount in revenue, in other income, for the year ended September 27, 2003.

          (c) In June 2000, the Company sold this restaurant for $438,000. Cash of $188,000 was received on sale and the balance was due in installments through June 2006. In February 2001, the buyer defaulted and the Company took possession of this restaurant and sold it to another party in June 2002. The total price was $270,000, cash of $145,000 was received on sale and the balance is due in installments through December 2007.

               The Company recognized a gain during the year ended September 28, 2002 of $105,000, the net of funds received from the buyer and the outstanding $165,000 note which was written down on the default.

     The carrying value of the Company's long-term receivables approximates their current aggregate fair value.

4.   INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                       September 27,   September 28,
                                           2003            2002
                                       -------------   -------------
                                              (In thousands)
     Intangible assets:
     Purchased leasehold rights (a)       $  751           $  751
     Noncompete agreements and other         926              790
                                          ------           ------
                                           1,677            1,541

     Less accumulated amortization         1,204            1,200
                                          ------           ------
       Total intangible assets            $  473           $  341
                                          ======           ======

          (a) Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

5.   OTHER ASSETS

     Other assets consist of the following:

                               September 27,   September 28,
                                   2003            2002
                               -------------   -------------
                                       (In thousands)
     Deposits and other           $378             $261
     Deferred financing fees       117               42
     Landlord receivable (a)       400              400
                                  ----             ----
                                  $895             $703
                                  ====             ====

          (a) This balance represents certain costs paid on behalf of a landlord, that under an agreement with the landlord will be used as a future offset to contingent rent payments for certain Las Vegas restaurants.

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                               September 27,   September 28,
                                                   2003            2002
                                               -------------   -------------
                                                      (In thousands)
     Sales tax payable                             $  737          $  673
     Accrued wages and payroll related costs        1,390           1,508
     Customer advance deposits                        815             924
     Accrued and other liabilities                  1,770           1,998
     Impairment accrual (a)                           874           1,253
                                                   ------          ------
                                                   $5,586          $6,356
                                                   ======          ======

          (a) During the year ended September 29, 2001, the Company recorded the entire amount payable under an operating lease for restaurant equipment for the Aladdin operations as a liability of $1,600,000 based on their anticipated abandonment. During the year ended September 28, 2002, the operations at the Aladdin were abandoned (see Note 2).

7.   LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                    September 27,   September 28,
                                                                        2003            2002
                                                                    -------------   -------------
                                                                           (In thousands)
     Revolving Credit and Term Loan Facility with interest at the
       prime rate, plus 1/2%, due February 16, 2005 (a)                 $6,975         $14,908

     Notes issued in connection with refinancing of restaurant
       equipment, at 8.80%, payable in monthly installments
       through May 2005 (b)                                                601             923
                                                                        ------         -------
                                                                         7,576          15,831
     Less current maturities                                               350           6,284
                                                                        ------         -------
                                                                        $7,226         $ 9,547
                                                                        ======         =======

          (a) The Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), as amended in November 2001, December 2001 April 2002, and February 2003, included a $26,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. On July 1, 2002, the Facility converted into a term loan in the amount of $17,890,000 payable in 36 monthly installments of approximately $497,000. Upon amendment in February 2003, the term loan was converted into a revolving loan. The credit line was reduced to $11,500,000 on June 29, 2003 and $8,500,000 on September 29, 2003
               until the maturity date of February 12, 2005. The Company had borrowings of $6,975,000 outstanding on this facility at September 27, 2003. The loan bears interest at 1/2% above the bank's prime rate and at September 27, 2003 and September 28, 2002, the interest rate on outstanding loans was 4.50% and 5.25% respectively. The Facility also includes a $500,000 Letter of Credit Facility for use in lieu of lease security deposits. The Company has delivered $495,000 in irrevocable letters of credit on this Facility as of September 27, 2003. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

               The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing facilities and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such facilities.

               The agreement includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The agreement also contains financial covenants such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. During the year ended September 27, 2003, the Company violated covenants related to a limitation on employee loans and maintaining minimum cash flow in relation to the Company's debt service requirements. The Company received waivers from the bank for the covenants it was not in compliance with, for the year ended September 27, 2003 and through December 30, 2003.

          (b) In April 2000, the Company borrowed from its main bank $1,570,000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The notes bear interest at 8.80% per annum and are payable in 60 equal monthly installments of $32,439 inclusive of interest, until maturity in May 2005.

     Required principal payments on long-term debt are as follows:

                       Amount
     Fiscal Year   (In thousands)
     -----------   --------------
        2004           $  350
        2005            7,226
                       ------
                       $7,576
                       ======

     During the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, interest expense was $732,000, $1,212,000 and $2,446,000, respectively, none of which was capitalized.

     The carrying value of the Company's long-term debt approximates its current aggregate fair value.

8.   COMMITMENTS AND CONTINGENCIES

     Leases--The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2029. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurants' sales in excess of stipulated amounts at such facility.

     As of September 27, 2003, future minimum lease payments, net of sublease rentals, under noncancelable leases are as follows:

                                  Amount
     Fiscal Year              (In thousands)
     -----------              --------------
     2004                         $ 7,988
     2005                           7,857
     2006                           7,870
     2007                           5,031
     2008                           3,720
     Thereafter                    14,106
                                  -------
     Total minimum payments       $46,572
                                  =======

     In connection with the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $889,000 as security deposits under such leases.

     Rent expense was $12,412,000, $12,001,000 and $12,756,000 during the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively. Rent expense for the fiscal years ended September 27, 2003 and September 29, 2001 includes approximately $11,000 and $218,000 of operating lease deferred credits, representing the difference between rent expense recognized on a straight-line basis and actual amounts currently payable. There was no effect for operating lease deferred credits for the year ended September 28, 2002. Contingent rentals, included in rent expense, were $3,366,000, $3,198,000 and $3,236,000 for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

     Legal Proceedings--In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker's compensation claims, which are generally handled by the Company's insurance carriers.

     The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. The Company does not believe that any of such suits will have a materially adverse effect upon the Company's financial statements or operations.

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

     Several unfair labor practice charges were filed against the Company in 1997 with the National Labor Relations Board (NLRB) with respect to the Company's Las Vegas subsidiary. The charges were heard in October 1997. At issue was whether the Company unlawfully terminated nine employees and disciplined six other employees allegedly in retaliation for their union activities. An Administrative Law Judge (ALJ) found that six employees were terminated unlawfully, three were discharged for valid reasons, four employees were disciplined lawfully and two employees were disciplined unlawfully. On appeal, the NLRB found that the Company lawfully disciplined five employees, and unlawfully disciplined one employee. The Company appealed the adverse rulings of the NLRB to the D.C. Circuit Court of Appeals. In July 2003, the D.C. Circuit Court of Appeals affirmed the determinations of the NLRB. The Company has offered to reinstate the employees and when an estimate of potential liability can be determined a reserve will be established. The Company does not expect this reserve to have a material impact on its financial statements or operations.

     Guaranties-- In September 2001, a subsidiary of the Company entered into a lease agreement with World Entertainment Centers LLC regarding the leasing of premises at the Neonopolis Center at Freemont Street for the restaurant Saloon. The Company provided a lease guaranty ("Guaranty") to induce the landlord to enter into the lease agreement. The Guaranty is for a term of two years from the date of the opening of the Saloon, May 2002, and during the first year of the Guaranty was in the amount of $350,000. Upon the first anniversary of the opening of the Saloon, May 2003, the Guaranty was reduced to $175,000 and it will expire in May 2004.

     The Company has not provided any additional financial guaranties other than discussed above as of September 27, 2003.

9.   COMMON STOCK REPURCHASE PLAN

     In August 1998, the Company authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. In April 1999, the Company authorized the repurchase of an additional 300,000 shares of the Company's outstanding common stock. For the year ended September 29, 2001, the Company repurchased 400 shares at a total cost of $3,000. For the years ended September 27, 2003 and September 28, 2002, there were no repurchases of common stock.

10.  STOCK OPTIONS

     The Company has a Stock Option Plan (the "Plan") pursuant to which the Company reserved for issuance an aggregate of 1,098,000 shares of common stock. Options granted under the Plan to key employees are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire five years after the date of grant and are generally exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the date of grant.

     Additional information follows:

                                                     2003                       2002                        2001
                                           ------------------------   ------------------------   -------------------------
                                                           Weighted                   Weighted                    Weighted
                                                            Average                    Average                     Average
                                                           Exercise                   Exercise                    Exercise
                                               Shares        Price        Shares        Price        Shares        Price
                                           -------------   --------   -------------   --------   --------------   --------
     Outstanding, beginning of year              392,500     $7.91          330,000    $10.72           343,000    $10.76

     Options:
        Granted                                       --                    240,000      6.30            10,000      7.50
        Exercised                                     --                         --                          --
        Canceled or expired                           --                   (177,500)    10.24           (23,000)     9.89
                                           -------------              -------------              --------------
     Outstanding, end of year (a)                392,500      7.91          392,500      7.91           330,000     10.72
                                           =============              =============              ==============

     Exercise price, outstanding options   $6.30 - 10.00              $6.30 - 10.00              $7.50 - $12.00

     Weighted average years                   2.06 Years                 3.06 Years                  1.65 Years

     Shares available for future grant           371,000                    371,000                     320,000

     Options exercisable (a)                     222,000      9.10          168,000     10.00           229,000     11.15

          (a) Options become exercisable at various times until expiration dates ranging from December 2003 through December 2006.

11.  MANAGEMENT FEE INCOME

     As of September 27, 2003, the Company provides management services to one restaurant it does not own. In accordance with the contractual arrangements, the Company earns management fees based on operating profits as defined by the agreement.

     Management fee income relating to these services was $120,000, $30,000 and $181,000 for the years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively.

     Restaurants managed had sales of $2,765,000, $2,973,000 and $4,380,000 during the management periods within the years ended September 27, 2003, September 28, 2002 and September 29, 2001, respectively, which are not included in consolidated net sales of the Company.

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

     The provision (benefit) for income taxes consists of the following:


                                                            Years Ended
                                           ---------------------------------------------
                                           September 27,   September 28,   September 29,
                                               2003            2002            2001
                                           -------------   -------------   -------------
                                                          (In thousands)
     Current provision (benefit):
        Federal                                $1,534         $(2,151)        $(1,008)
        State and local                           316             872             773
                                               ------         -------         -------
                                                1,850          (1,279)           (235)
                                               ------         -------         -------

     Deferred provision (benefit):
        Federal                                     3           2,784          (3,022)
        State and local                          (797)            (86)            (85)
                                               ------         -------         -------
                                                 (794)          2,698          (3,107)
                                               ------         -------         -------
                                               $1,056         $ 1,419         $(3,342)
                                               ======         =======         =======

     The provision for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:

                                                            Years Ended
                                           ---------------------------------------------
                                           September 27,   September 28,   September 29,
                                               2003            2002            2001
                                           -------------   -------------   -------------
                                                          (In thousands)
     Provision (benefit) for Federal
        income taxes (34%)                     $1,488          $1,920         $(3,465)

     State and local income taxes net of
        Federal tax benefit                       208             575             454

     Amortization of goodwill                      --              26              26

     Tax credits                                 (132)           (755)           (489)

     State and local net operating loss
        carryforward allowance
        adjustment                               (445)             --              --

     Other                                        (63)           (347)            132
                                               ------          ------         -------
                                               $1,056          $1,419         $(3,342)
                                               ======          ======         =======

     Deferred tax assets or liabilities are established for: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company's net deferred tax asset are as follows:

                                           September 27,   September 28,
                                               2003            2002
                                           -------------   -------------
                                                   (In thousands)
     Deferred tax assets (liabilities):
        Operating loss carryforwards           $2,206          $1,721
        Operating lease deferred credits          458             461
        Carryforward tax credits                5,472           5,641
        Depreciation and amortization          (2,140)         (1,829)
        Deferred gains                           (151)           (146)
        Valuation allowance                      (900)         (1,031)
        Inventory                                (270)           (269)
        Asset impairment                          228              --
                                               ------          ------
                                               $4,903          $4,548
                                               ======          ======

     A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $900,000 at September 27, 2003 and $1,031,000 at September 28, 2002. During the year ended September 27, 2003, the Company decreased its allowance for the utilization of the deferred tax asset arising from state and local operating loss carryforwards by $445,000 based on the merger of certain unprofitable subsidiaries into profitable ones. The Company has state operating loss carryforwards of $27,652,000 and local operating loss carryforwards of $22,595,000, which expire in the years 2004 through 2017.

     During the fiscal year ended September 27, 2003, the Company and the Internal Revenue Service finalized the adjustments to the Company's Federal income tax returns for the fiscal years ended September 30, 1995 through October 3, 1998. The final adjustments, in both settlements, primarily relate to: (i) legal and accounting expenses incurred in connection with new or acquired restaurants that the Internal Revenue Service asserts should have been capitalized and amortized rather than currently expensed and (ii) travel and meal expenses for which the Internal Revenue Service asserts the Company did not comply with certain record keeping requirements or the Internal Revenue Code. These settlements did not have a material effect on the Company's financial condition.

13.  OTHER INCOME

     Other income consists of the following:

                                                               Years Ended
                                              ---------------------------------------------
                                              September 27,   September 28,   September 29,
                                                  2003            2002            2001
                                              -------------   -------------   -------------
                                                             (In thousands)
     Purchasing service fees                       $ 58            $123            $106
     World Trade Center Recovery Grants (a)         508              --              --
     Other                                          417             130              38
                                                   ----            ----            ----
                                                   $983            $253            $144
                                                   ====            ====            ====

          (a) During the fiscal year ended September 27, 2003, the Company applied for grants to the World Trade Center Business Recovery Grant Program for four restaurants located in downtown New

               York. The program was established to compensate businesses for economic loss resulting from the September 11, 2001 disaster. As a result of our applications, the Company received compensation of $508,000 during the fourth quarter of the year ended September 27, 2003.

14.  INCOME PER SHARE OF COMMON STOCK

     A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended September 27, 2003 and September 28, 2002 follows. For the year ended September 29, 2001, there were no dilutive stock options and warrants.

                                        Income          Shares      Per-Share
                                      (Numerator)   (Denominator)     Amount
                                      -----------   -------------   ----------
                                      (In thousands, except per share amounts)
     Year ended September 27, 2003:
        Basic EPS                        $3,319         3,181         $ 1.04
        Stock options                        --            32          (0.01)
                                         ------         -----         ------
        Diluted EPS                      $3,319         3,213         $ 1.03
                                         ======         =====         ======

     Year ended September 28, 2002:
        Basic EPS                         4,229         3,181         $ 1.33
        Stock options                        --            25          (0.01)
                                         ------         -----         ------
        Diluted EPS                      $4,229         3,206         $ 1.32
                                         ======         =====         ======

     For the years ended September 27, 2003, September 28, 2002, and September 29, 2001, stock options for shares of 168,000, 178,000, and 330,000, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

15.  QUARTERLY INFORMATION (UNAUDITED)

     The following table sets forth certain quarterly operating data.

                                                    Fiscal Quarters Ended
                                   ---------------------------------------------------
                                   December 28,   March 29,   June 28,   September 27,
                                      2002          2003        2003         2003
                                   ------------   ---------   --------   -------------
                                         (In thousands except per share amounts)
     2003
     Food and beverage sales         $26,169       $25,779     $31,642      $31,667
     Net income (loss)                  (116)           30       1,619        1,786
     Net income (loss) per share     $ (0.04)      $  0.01     $  0.51      $  0.56
       basic
     Net income (loss) per share     $ (0.04)      $  0.01     $  0.50      $  0.55
       diluted

                                                    Fiscal Quarters Ended
                                   ---------------------------------------------------
                                   December 31,   March 29,   June 29,   September 28,
                                      2001          2002        2002         2002
                                   ------------   ---------   --------   -------------
                                         (In thousands except per share amounts)
     2002
     Food and beverage sales          $25,781      $26,149     $33,261      $29,916
     Net income (loss)                    974         (189)      1,836        1,608
     Net income (loss) per share
       basic                          $  0.31      $ (0.06)    $  0.58      $  0.51
     Net income (loss) per share
        diluted                       $  0.31      $ (0.06)    $  0.57      $  0.50

                                                    Fiscal Quarters Ended
                                   ---------------------------------------------------
                                   December 30,   March 31,   June 30,   September 29,
                                      2000          2001        2001         2001
                                   ------------   ---------   --------   -------------
                                         (In thousands, except per share amounts)
     2001
     Food and beverage sales         $30,815       $28,417    $36,805     $30,970
     Net income (loss)                   225        (1,000)     1,958      (8,031)
     Net income (loss) per share
       basic and diluted             $  0.07       $ (0.31)   $  0.62     $ (2.52)

16.  STOCK OPTION RECEIVABLES

     Stock option receivables include amounts due from officers and directors totaling $655,000 and $716,000 at September 27, 2003 and September 28, 2002, respectively. Such amounts which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest (4% at September 27, 2003 and 5.25% at September 28,
     2002).

17.  RELATED PARTY TRANSACTIONS

     Mr. Donald D. Shack, a former director of the Company, who did not stand for re-election at the 2003 annual shareholder meeting, is a member of the firm Shack Siegel Katz Flaherty & Goodman P.C., which acts as counsel to the Company. The Company incurred $69,000 to such firm, while a related party, during the year ended September 27, 2003. The Company incurred $353,000, and $436,000 in legal fees to such firm during the years ended September 28, 2002, and September 29, 2001, respectively.

     Receivables due from officers and directors, excluding stock option receivables, totaled $85,000 at September 27, 2003 compared to $897,000 at September 28, 2002. Other employee loans totaled $166,000 at September 27, 2003 compared to $148,000 at September 28, 2002. Such loans bear interest at the minimum statutory rate (1.52% at September 27, 2003 and 2.13% at September 28, 2002).

18.  SUBSEQUENT EVENTS

     On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $610,000. The Company recorded a gain on the sale of approximately $240,000 during the first quarter of fiscal 2004.

     In December 2003, the Company entered into agreements with the ultimate intention to manage fast food operations at the Hard Rock Casinos in Hollywood and Tampa, Florida. The agreements are subject to approval by the Department of the Interior of the United States of America.

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

Date:  December 26, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature              Title                        Date
---------              -----                        ----


/s/ Ernest Bogen       Chairman of the Board and    December 26, 2003
---------------------  Director
(Ernest Bogen)


/s/ Michael Weinstein  President, Chief Executive   December 26, 2003
---------------------  Officer and Director
(Michael Weinstein)


/s/ Vincent Pascal     Senior Vice President,       December 26, 2003
---------------------  Secretary and Director
(Vincent Pascal)


/s/ Robert Towers      Executive Vice President,    December 26, 2003
---------------------  Treasurer, Chief Operating
(Robert Towers)        Officer and Director


/s/ Robert Stewart     Chief Financial Officer      December 26, 2003
---------------------
(Robert Stewart)


/s/ Marcia Allen       Director                     December 26, 2003
---------------------
(Marcia Allen)


/s/ Steven Shulman     Director                     December 26, 2003
---------------------
(Steven Shulman)


/s/ Paul Gordon        Senior Vice President        December 26, 2003
---------------------  and Director
(Paul Gordon)


/s/ Bruce R. Lewin     Director                     December 26, 2003
---------------------
(Bruce R. Lewin)

                                 Exhibits Index

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

           10.14 Amendment dated as of January 22, 2002 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between the Company and Bank Leumi USA, incorporated by reference to Exhibit 10.14 of the First Quarter 2003 Form 10-Q.

           *14.1   Code of Ethics

            *21    Subsidiaries of the Registrant.

            *23    Consent of Deloitte & Touche LLP.

           *31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

           *31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

            *32    Section 1350 Certification.

*       Filed herewith.