Form 10-Q
period 2003-12-27
ARK RESTAURANTS CORP
filed 2004-02-10
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                         Outstanding shares at February 6, 2004
(Common stock, $.01 par value)                       3,242,299

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars and shares in Thousands)

                                                            December 27,   September 27,
                                                               2003           2003
                                                            ------------   -------------
                                                             (unaudited)
ASSETS

CURRENT ASSETS:
   Cash                                                        $   429        $   486
   Accounts receivable                                           2,281          1,677
   Due from affiliate                                            1,000             --
   Employee receivables                                            252            255
   Inventories                                                   1,825          1,997
   Current portion of long-term receivables                        199            193
   Prepaid expenses and other current assets                       883            886
   Deferred income taxes                                           281            281
   Assets held for sale                                            337             --
                                                               -------        -------
      Total current assets                                       7,487          5,775

LONG-TERM RECEIVABLES
                                                                 1,240          1,291

FIXED ASSETS
   Leasehold improvements                                       33,192         34,385

   Furniture, fixtures and equipment                            28,445         29,427
                                                               -------        -------
                                                                61,637         63,812
   Less accumulated depreciation and
      amortization                                              36,017         36,748
                                                               -------        -------
                                                                25,620         27,064

INTANGIBLE ASSETS, NET                                           3,892          3,988

DEFERRED INCOME TAXES                                            4,445          4,622

OTHER ASSETS                                                       881            895
                                                               -------        -------
TOTAL ASSETS                                                   $43,565        $43,635
                                                               =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                                    $ 3,739        $ 3,443
   Accrued expenses and other current
      liabilities                                                5,004          5,586
   Accrued income taxes                                            211          1,198
   Current maturities of long-term debt                            358            350
   Liabilities held for disposition                                 45             --
                                                               -------        -------
      Total current liabilities                                  9,357         10,577

LONG-TERM DEBT - net of current maturities                       7,934          7,226

OPERATING LEASE DEFERRED CREDIT                                    888          1,006
                                                               -------        -------
TOTAL LIABILITIES                                               18,179         18,809
                                                               -------        -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, par value $.01 per share -
      authorized, 10,000 shares;
      issued, 5,249 shares                                          52             52
   Additional paid-in capital                                   14,743         14,743

   Treasury stock, 2,068 shares                                 (8,351)        (8,351)

   Receivables from Employees in respect of
   stock option exercises                                         (651)          (655)

   Retained earnings                                            19,593         19,037
                                                               -------        -------

      Total shareholders' equity                                25,386         24,826
                                                               -------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $43,565        $43,635
                                                               =======        =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND
RETAINED EARNINGS (Unaudited)
(In Thousands, Except per share amounts)

                                                                       13 Weeks Ended
                                                                 ---------------------------
                                                                 December 27,    December28,
                                                                     2003           2002
                                                                 ------------   ------------
TOTAL REVENUES                                                      $27,105        $24,965

COST AND EXPENSES:

Food and beverage cost of sales                                       6,998          6,217
Payroll expenses                                                      9,007          8,662
Occupancy expenses                                                    4,373          4,130
Other operating costs and expenses                                    3,409          3,407
General and administrative expenses                                   1,473          1,591
Depreciation and amortization expenses                                1,063          1,134
                                                                    -------        -------
   Total costs and expenses                                          26,323         25,141
                                                                    -------        -------
OPERATING INCOME (LOSS)                                                 782           (176)
                                                                    -------        -------
OTHER (INCOME) EXPENSE:

Interest expense, net                                                    58            215
Other income                                                            (92)          (255)
                                                                    -------        -------
   Total other (income) expense                                         (34)           (40)
                                                                    -------        -------
Income (loss) from continuing operations
   before income taxes                                                  816           (136)

Provision (benefit) for income taxes                                    286            (52)
                                                                    -------        -------
Income (loss) from continuing operations                                530            (84)

DISCONTINUED OPERATIONS:
Income (loss) from operations of discountinued restaurants
   (including gains on disposal of $225,000 and $0, respectively)        40            (51)

Provision (benefit) for income taxes                                     14            (19)
                                                                    -------        -------
Income (loss) from discontinued operations                               26            (32)

NET INCOME (LOSS)                                                   $   556        $  (116)
                                                                    =======        =======

RETAINED EARNINGS, Beginning
   of period                                                         19,037         15,718
                                                                    -------        -------

RETAINED EARNINGS, End of period                                    $19,593        $15,602
                                                                    =======        =======

PER SHARE INFORMATION - BASIC AND DILUTED:

Continuing operations basic                                         $   .17        $  (.03)
Discountinued operations basic                                      $   .01        $  (.01)
                                                                    -------        -------
Net basic                                                           $   .18        $  (.04)
                                                                    =======        =======

Continuing operations diluted                                       $   .16        $  (.03)
Discontinued operations diluted                                     $   .01        $  (.01)
                                                                    -------        -------
Net diluted                                                         $   .17        $  (.04)
                                                                    =======        =======

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                               3,181          3,181
                                                                    =======        =======

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED                             3,322          3,181
                                                                    =======        =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                         13 Weeks Ended
                                                                  ---------------------------
                                                                  December 27,   December 28,
                                                                      2003          2002
                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) from continuing operations                     $   530         $  (84)
   Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating
      activities:

   Deferred income taxes                                                177
   Depreciation and amortization                                      1,063          1,134
   Changes in operating assets and liabilities:
   Receivables                                                         (601)          (638)
   Inventories                                                          133            (16)
   Prepaid expenses and other current assets                              3             67
   Refundable and prepaid income taxes                                   --           (207)
   Other assets                                                          --              5
   Accounts payable - trade                                             320             34
   Accrued income taxes                                                (986)            --
   Accrued expenses and other current liabilities                      (504)          (770)
                                                                    -------         ------
         Net cash provided by (used in) operating activities            135           (475)
                                                                    -------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                           (323)          (234)
   Additions to intangible assets                                       (28)            --
   Advances to affiliate                                             (1,000)            --
   Payments received on long-term receivables                            45             59
                                                                    -------         ------
         Net cash used in investing activities                       (1,306)          (175)
                                                                    -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                         801             --
   Principal payments on long-term debt                                 (85)           (78)
   Proceeds from stock option receivables                                 4             --
                                                                    -------         ------
         Net cash provided by (used in) in financing activities         720            (78)
                                                                    -------         ------

NET CASH USED IN CONTINUING OPERATIONS                                 (451)          (728)

NET CASH PROVIDED FROM (USED IN) DISCONTINUED OPERATIONS                394            (32)
                                                                    -------         ------

NET DECREASE IN CASH                                                    (57)          (760)

CASH, Beginning of period                                               486            819
                                                                    -------         ------
                                                                    $   429         $   59
                                                                    -------         ------
CASH, End of period

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                      $    95         $  221
                                                                    -------         ------
      Income taxes                                                  $ 1,105         $  125
                                                                    =======         ======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 27, 2003
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 27, 2003, results of operations for the 13 week periods ended December 27,2003 and December 28, 2002, and cash flows for the 13 week periods ended December 27, 2003 and December 28, 2002, have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 2003. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

          Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2. IMPACT OF NEW ACCOUNTING STANDARDS

          SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's financial position or results of operations; however, the Company is now separately disclosing the results of closed restaurants as discontinued operations in the future.

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

          SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure was issued in December 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure-only provisions of SFAS No. 123. Therefore, SFAS No. 148 will not affect the Company's results of operations or financial position. The Company has applied the disclosure provisions of SFAS No. 148, as required.

          FIN No. 46, Consolidation of Variable Interest Entities, was issued on January 17, 2003. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. These entities have been commonly referred to as special purpose entities. The

Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. It also provides guidance related to the initial and subsequent measurement of assets, liabilities and noncontrolling interests in newly consolidated variable interest entities and requires disclosure for both the primary beneficiary of a variable interest entity and other beneficiaries of the entity. The adoption of this standard did not have a material effect on the Company's financial statements.

          SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on the Company's financial statements.

          SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. This statement is effective at the beginning of the fourth quarter 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

3. DUE FROM AFFILIATE

          Construction is currently ongoing to build fast food facilities at two casino properties operated by the Seminole Indian Tribe in Tampa and Hollywood, Florida. The Company has partners in this venture who assumed the financial risk. Prior to the completion of the funding of the investment vehicle set up for this venture, contributions were required to pay for the affiliate's portion of the common areas of the casinos. As a result, the Company advanced the affiliate $1,000,000 to allow for the payment to be made.

4. RECENT RESTAURANT DISPOSITIONS

          In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture, fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during the fiscal 2003.

          On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in losses from discountinued operations. Net operating losses of $142,000 were recorded in discountinued operations in the first quarter of 2004.

          The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004. The Company realized a gain on the sale of this restaurant of approximately $107,000. This gain will be recorded in the second quarter of fiscal 2004. A net operating loss of $43,000 is included in income from discontinued operations during the first fiscal quarter of 2004 as a result of the restaurant's classification of being held for sale.

5. LONG-TERM DEBT

          As of December 27, 2003 the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line has a maturity date of February 12, 2005. The

Company had borrowings of $7,775,000 outstanding on this facility at December 27, 2003. The loan bears interest at 1/2% above the bank's prime rate and at December 27, 2003 the interest rate on outstanding loans was 4.50%. The Facility also includes a $500,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $245,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

          The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

          The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to a limitation on cash flow and a covenant related to consolidated indebtedness during the quarter ended December 27, 2003. The Company received a waiver through February 9, 2004 from Bank Leumi USA for the covenants with which it was not in compliance. The Company has historically received waivers for any covenant violation.

          In September 2001, a subsidiary of the Company entered into a lease agreement with World Entertainment Centers LLC regarding the leasing of premises at the Neonopolis Center at Freemont Street for the restaurant Saloon. The Company provided a lease guaranty ("Guaranty") to induce the landlord to enter into the lease agreement. The Guaranty is for a term of two years from the date of the opening of the Saloon, May 2002, and during the first year of the Guaranty is in the amount of $350,000. Upon the first anniversary of the opening of the Saloon, May 2003, the Guaranty was reduced to $175,000 and will expire in May 2004. As of December 27, 2003 the maximum potential amount of future payments the Company could be required to make as a result of the Guaranty was $175,000.

6. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

          Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $651,000 at December 27, 2003 and $655,000 at September 27, 2003. Such amounts, which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest at 1/2% above prime (4.5% at December 27, 2003).

7. INCOME (LOSS) PER SHARE OF COMMON STOCK

          Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted earnings per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options and warrants.

          For the 13-week period ended December 27, 2003, options to purchase 393,000 shares of common stock at a price range of $6.30 to $10.00 were included in diluted earnings per share. For the 13-week period ended December 28, 2002, options to purchase 393,000 shares of common stock at a price range of $6.30 to $10.00 were not included in diluted loss per share as their impact was antidilutive.

8. STOCK OPTIONS

          SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to disclose pro forma net income (loss) and pro forma earnings (loss) per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income (loss) and earnings (loss) per share of the options granted for the quarters ended December 27, 2003 and December 28, 2002.

The weighted-average assumptions used for the quarters ended December 27, 2003 and December 28, 2002 include risk free interest rates of 4.25%, volatility of 35% and no dividends. An expected life of four years for all options was used. The weighted average grant date fair value of options granted and outstanding during all the above mentioned periods was $2.05.

The pro forma impact is as follows:

                                                       (in Thousands, Except per Share Amounts)
                                                       ----------------------------------------
                                                          13 Weeks ended      13 Weeks ended
                                                        December 27, 2003    December 28, 2002
                                                        -----------------   ------------------
Net income (loss) as reported                                 $ 556               $ (116)

Deduct stock based employee compensation expense
computed under the fair value method                          $ (19)              $  (30)

Net income (loss) - pro forma                                 $ 537               $ (146)

Earnings (loss) per share as reported - net basic             $0.18               $(0.04)
Earnings (loss) per share as reported - net diluted           $0.17               $(0.04)

Earnings (loss) per share pro forma - net basic               $0.17               $(0.04)
Earnings (loss) per share pro forma - net diluted             $0.16               $(0.05)

9. RELATED PARTY TRANSACTIONS

          Receivables due from officers and employees, excluding stock option receivables, totaled $252,000 at December 27, 2003 and $255,000 at September 27, 2003. Such loans bear interest at the minimum statutory rate (1.68% at December 27, 2003).

Item 2. Management's Discussion And Analysis Of Financial Condition and Results Of Operations

          This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Certain of these risks and uncertainties are discussed under the heading "forward looking statements" in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

Revenues

          During the Company's first fiscal quarter of 2004 ended December 27, 2003, total revenues of $27,105,000 increased 8.6% compared to total revenues of $24,965,000 in the first fiscal quarter of 2003. Revenues for the the first fiscal quarter of 2004 were reduced by $1,015,000 and revenues for the first fiscal quarter of 2003 were reduced by $1,301,000 as a result of the sale of two restaurants and their reclassification to discontinued operations. The Company had net income of $556,000 in the first fiscal quarter of 2004 compared to a net loss of $116,000 in the first fiscal quarter of 2003.

          Same store sales in Las Vegas increased by $1,632,000 or 12.4% in the first fiscal quarter as a result of continued strong business in Las Vegas, coupled with the addition of 90 seats at Gallagher's Steakhouse in the New York
- New York Hotel and Casino and the opening of a new tower of hotel rooms at the Venetian Casino Resort. Same store sales in New York decreased $188,000 or 2% during the first fiscal quarter following continued weakness in the New York market. Same store sales in Washington D.C. increased by $189,000 or 6.1% during the first fiscal quarter as tourism has shown improvement in that market. Company-wide same store sales increased 6% for the 13-week period ended December 27, 2003 from the comparable quarter ended December 28, 2002.

Costs and Expenses

          Food and beverage costs for the 13-week period ended December 27, 2003 as a percentage of total revenues stood at 25.8% compared to last year's 24.9%. Increases in food cost, particularly beef, have had a negative effect on this category of expenses.

          Payroll expenses as a percentage of total revenues were 33.2% for the 13-week period ended December 27, 2003 as compared to 34.7% last year. Occupancy expense as a percentage of total revenues were 16.1% during the quarter ended December 27, 2003 compared to 16.5% for the 13-week period ended December 28, 2002. Other operating costs and expenses, as a percentage of total revenues were 12.6% for the 13-week period ended December 27, 2003 compared to 13.6% during the first quarter of fiscal 2003. General and administrative expenses as a percentage of total revenues were 5.4% in the first fiscal quarter of 2004 compared to 6.4% in last year's first fiscal quarter. Each of these costs decreased as a percentage of total revenues due to the 8.6% increase in total revenues during the first fiscal quarter of 2004. The Company expects to see continued favorably trends in these expense items with increased sales.

          Interest expense was $92,985 for the 13-week period ended December 27, 2003 compared to $222,121 for the 13-week period ended December 28, 2002. The decrease is due to lower outstanding borrowings on the Company's credit facility. As of December 27, 2003 the Company had borrowings of $7,775,000 on its credit facility compared to $14,800,000 as of December 28, 2002.

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

          The Company's overall effective tax rate in the future will be affected by factors such as the level of losses incurred at the Company's New York facilities, which cannot be consolidated for state and local tax purposes, pre-tax income earned outside of New York City, the utilization of state and local net operating loss carryforwards and the utilization of FICA tax credits. Nevada has no state income tax and other states in which the Company operates have income tax rates substantially lower in comparison to New York. In order to utilize more effectively tax loss carry forwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries.

          The Revenue Reconciliation Act of 1993 provides tax credits to the Company for FICA taxes paid by the Company on tip income of restaurant service personnel. The Company estimates that this credit will be approximately $500,000 in the 2004 fiscal year.

Liquidity and Resources of Capital

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

          The Company had a working capital deficit of $1,870,000 at December 27, 2003 as compared to a working capital deficit of $4,802,000 at September 27, 2003. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with negative working capital.

          As of December 27, 2003 the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line has a maturity date of February 12, 2005. The Company had borrowings of $7,775,000 outstanding on this Facility at December 27, 2003. The loan bears interest at 1/2% above the bank's prime rate and at December 27, 2003 the interest rate on outstanding loans was 4.50%. The Facility also includes a $500,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $245,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

          The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as collateral for obligations of the Company under such Facility.

          The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to cash flow and a covenant related to consolidated indebteness during the quarter ended December 27, 2003. The Company received a waiver through February 9, 2003 from Bank Leumi USA for the covenants with which it was not in compliance. The Company has historically received waivers for any covenant violation.

          In April 2000, the Company borrowed $1,570,000 from its main bank at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian. The note, which is payable in 60 equal monthly installments through May 2005, is secured by such restaurant equipment. At December 27, 2003 the Company had $517,000 outstanding on this note.

          The Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities at the Aladdin hotel in Las Vegas, Nevada. The lease bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $31,785 until maturity in November 2004 at which time the Company has an option to purchase the equipment for $519,440. Alternatively, the Company can extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,242. The Company originally accounted for this agreement as an operating lease and did not record the assets or the lease liability in the financial statements. During the year ended September 29, 2001, the Company recorded the entire amount payable under the lease as a liability of $1,600,000 based on the anticipated abandonment of the Aladdin operations. In 2002, the operations at the Aladdin were abandoned and at December 27, 2003, $780,000 remains in accrued expenses and other current liabilities representing future operating lease payments.

Restaurant Expansion

          Presently the Company is in construction to build fast food facilities at two casino properties operated by the Seminole Indian Tribe in Tampa and Hollywood, Florida. The Tampa property fast food facilities will have five concepts while it is anticipated that the Hollywood fast food facilities will have eight. The Company has partners in this venture who assumed the financial risk. The Tampa operations are scheduled to open on March 1, 2004 followed by Hollywood on April 15, 2004.

Recent Restaurant Dispositions

          In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture, fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during the fiscal 2003.

          On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in losses from discountinued operations. Net operating losses of $142,000 were recorded in discountinued operations in the first quarter of 2004.

          The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004. The Company realized a gain on the sale of this restaurant of approximately $107,000. This gain will be recorded in the second quarter of fiscal 2004. A net operating loss of $43,000 is included in income from discontinued operations during the first fiscal quarter of 2004 as a result of the restaurant's classification of being held for sale.

Terrorism, International Unrest and Decline in Tourism

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

          The Company's critical accounting policies are described in the Company's Form 10-K for the year ended September 27, 2003. There have been no significant changes to such policies during fiscal 2003.

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

          FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company adopted this standard in the first quarter of fiscal year 2003. The adoption of this standard did not have a material impact on the Company's financial statements.

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

          FIN No. 46, Consolidation of Variable Interest Entities, was issued on January 17, 2003. Such Interpretation addresses consolidation of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The Interpretation provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. In October 2003, the effective date of FIN No. 46 was deferred for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral revised the effective date for consolidation of these entities for the Company to the quarter ended December 27, 2003. The adoption of this standard did not have a material effect on the Company's financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to market risk from changes in interest rates with respect to its outstanding credit agreement with its main bank, Bank Leumi USA. Outstanding loans under the agreement bear interest at prime plus one-half percent. Based upon an $7,775,000 (the outstanding balance at December 27, 2003) term loan and a 100 basis point change in interest rates, annual interest expense would change by $78,000.

Item 4. Controls and Procedures

          Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective as of December 27, 2003 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal year 2004 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 6. Exhibits And Reports On Form 8-K

          (a) Exhibits

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certificate of Chief Executive and Chief Financial Officers

          (b) Reports on Form 8-K

          A Current Report on Form 8-K with a report date of December 18, 2003 was filed during the first quarter of fiscal 2004 to provide the full text of the press release announcing the Company's fourth quarter and full year financial results for 2003.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2004

    ARK RESTAURANTS CORP.


By: /s/ Michael Weinstein
    -----------------------
    Michael Weinstein
    President & Chief Executive Officer


By: /s/ Robert J. Stewart
    -----------------------
    Robert Stewart
    Chief Financial Officer