Form 10-Q
period 2004-03-27
ARK RESTAURANTS CORP
filed 2004-05-11
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 2004

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
                              ---------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                           Outstanding shares at April 29, 2004
            -----                           ------------------------------------
(Common stock, $.01 par value)                           3,382,399

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars and shares in Thousands)

                                                March 27,    September 27,
                                                  2004           2003
                                               -----------   -------------
ASSETS                                         (unaudited)

CURRENT ASSETS:
   Cash                                          $   251        $   486
   Accounts receivable                             1,810          1,677
   Employee receivables                              218            255
   Inventories                                     1,820          1,997
   Current portion of long-term receivables          202            193
   Prepaid expenses and other current assets       1,097            886
   Prepaid income taxes                              117             --
   Deferred income taxes                             281            281
                                                 -------        -------

         Total current assets                      5,796          5,775
                                                 -------        -------

LONG-TERM RECEIVABLES                              1,176          1,291
                                                 -------        -------

FIXED ASSETS

   Leasehold improvements                         31,424         34,385
   Furniture, fixtures and equipment              27,677         29,427
                                                 -------        -------
                                                  59,101         63,812
   Less accumulated depreciation and
      amortization                                34,671         36,748
                                                 -------        -------
                                                  24,430         27,064

INTANGIBLE ASSETS, NET                             3,992          3,988

DEFERRED INCOME TAXES                              4,494          4,622

OTHER ASSETS                                         972            895
                                                 -------        -------

TOTAL ASSETS                                     $40,860        $43,635
                                                 =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade                      $ 3,661        $ 3,443
   Accrued expenses and other current
      liabilities                                  5,545          5,586
   Accrued income taxes                               --          1,198
   Current maturities of long-term debt            3,291            350
                                                 -------        -------

         Total current liabilities                12,497         10,577

LONG-TERM DEBT - net of current maturities            64          7,226

OPERATING LEASE DEFERRED CREDIT                      852          1,006
                                                 -------        -------

TOTAL LIABILITIES                                 13,413         18,809
                                                 -------        -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock, par value $.01 per share -
      authorized, 10,000 shares; issued,
      5,424 and 5,249 shares                          55             52
   Additional paid-in capital                     16,692         14,743
   Treasury stock, 2,068 shares                   (8,351)        (8,351)
   Receivables from Employees from stock
      option exercises                              (427)          (655)
   Retained earnings                              19,478         19,037
                                                 -------        -------

         Total shareholders' equity               27,447         24,826
                                                 -------        -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $40,860        $43,635
                                                 =======        =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except per share amounts)

                                                          13 Weeks Ended          26 Weeks Ended
                                                      ---------------------   ---------------------
                                                      March 27,   March 29,   March 27,   March 29,
                                                         2004        2003        2004        2003
                                                      ---------   ---------   ---------   ---------
TOTAL REVENUES                                         $25,732     $23,392     $51,485     $47,055
                                                       -------     -------     -------     -------
COST AND EXPENSES:

Food and beverage cost of sales                          6,692       5,715      13,306      11,584
Payroll expenses                                         8,751       8,111      17,297      16,287
Occupancy expenses                                       3,962       3,751       8,069       7,647
Other operating costs and expenses                       3,143       2,862       6,376       5,989
General and administrative expenses                      1,487       1,344       2,960       2,934
Depreciation and amortization expenses                   1,039       1,017       2,048       2,023
                                                       -------     -------     -------     -------

   Total costs and expenses                             25,074      22,800      50,056      46,464
                                                       -------     -------     -------     -------

OPERATING INCOME                                           658         592       1,429         591
                                                       -------     -------     -------     -------

OTHER (INCOME) EXPENSE:

Interest expense, net                                       54         122         113         337
Other income                                              (171)         (1)       (256)       (267)
                                                       -------     -------     -------     -------
   Total other (income) expense                           (117)        121        (143)         70
                                                       -------     -------     -------     -------

Income from continuing operations
   before income taxes                                     775         471       1,572         521

Provision for income taxes                                 271         179         550         198
                                                       -------     -------     -------     -------

Income from continuing operations                          504         292       1,022         323

DISCONTINUED OPERATIONS:
Loss from operations of discountinued restaurants
   (including gains on disposal of $108,000 for the
   13-weeks ended 3/27/2004 and $332,000 for the
   26-weeks ended 3/27/2004, respectively)                (951)       (422)       (893)       (659)

Benefit for income taxes                                  (333)       (160)       (312)       (251)
                                                       -------     -------     -------     -------

Loss from discontinued operations                         (618)       (262)       (581)       (408)

NET INCOME (LOSS)                                      $  (114)    $    30     $   441     $   (85)
                                                       =======     =======     =======     =======

PER SHARE INFORMATION - BASIC AND DILUTED:

Continuing operations basic                            $   .15     $   .09     $   .32     $   .10
Discountinued operations basic                         $  (.19)    $  (.08)    $  (.18)    $  (.13)
                                                       -------     -------     -------     -------
Net basic                                              $  (.04)    $   .01     $   .14     $  (.03)
                                                       =======     =======     =======     =======

Continuing operations diluted                          $   .15     $   .09     $   .30     $   .10
Discontinued operations diluted                        $  (.19)    $  (.08)    $  (.17)    $  (.13)
                                                       -------     -------     -------     -------
Net diluted                                            $  (.04)    $   .01     $   .13     $  (.03)
                                                       =======     =======     =======     =======

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                  3,267       3,181       3,224       3,181
                                                       =======     =======     =======     =======

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED                3,267       3,188       3,371       3,181
                                                       =======     =======     =======     =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                                        26 Weeks Ended
                                                                    ---------------------
                                                                    March 27,   March 29,
                                                                       2004        2003
                                                                    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income from continuing operations                             $ 1,022     $   323
   Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:

Deferred income taxes                                                    128          --
Depreciation and amortization                                          2,048       2,023
Operating lease deferred credit                                           (7)          9

Changes in operating assets and liabilities:
   Receivables                                                          (112)        (60)
   Employee receivables                                                   37          91
   Inventories                                                            59         (39)
   Prepaid expenses and other current assets                            (497)       (428)
   Prepaid income taxes                                                  187        (307)
   Other assets                                                         (213)        (62)
   Accounts payable - trade                                              309        (551)
   Accrued income taxes                                               (1,198)         --
   Accrued expenses and other current liabilities                        239      (1,666)
                                                                     -------     -------
      Net cash provided by (used in) operating activities              2,002        (667)
                                                                     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                            (872)       (592)
   Payments received on long-term receivables                            106          72
                                                                     -------     -------
      Net cash used in investing activities                             (766)       (520)
                                                                     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of long-term debt                                             --       1,778
   Principal payments on long-term debt                               (4,221)       (836)
   Exercise of stock options                                           1,648          --
   Proceeds from stock option receivables                                228          10
                                                                     -------     -------
      Net cash provided by (used in)  in financing activities         (2,345)        952
                                                                     -------     -------

NET CASH USED IN CONTINUING OPERATIONS                                (1,109)       (235)

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                             874           7
                                                                     -------     -------

NET DECREASE IN CASH                                                    (235)       (228)

CASH, Beginning of period                                                486         819
                                                                     -------     -------
CASH, End of period                                                  $   251     $   591
                                                                     =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                       $   113     $   428
                                                                     =======     =======
      Income taxes                                                   $ 1,198     $   125
                                                                     =======     =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 27, 2003
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 27, 2004, results of operations for the 13-week and 26-week periods ended March 27, 2004 and March 29, 2003, and cash flows for the 26-week periods ended March 27, 2004 and March 29, 2003, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 2003. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

     Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

2. RECENT RESTAURANT DISPOSITIONS

     In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded net operating losses of $765,000 and $691,000, respectively, during the 26-week and 13-week periods ended March 27, 2004. These losses are included in losses from discontinued operations. The Company also incurred a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of Lutece which is payable monthly over a nine year period beginning May 17, 2004 and bears interest at a rate of 8% per annum.

     On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in losses from discountinued operations. Net operating losses of $145,000 were recorded in discontinued operations in the 26-week period ended March 27, 2004. Net operating losses of $2,000 were recorded in losses from discontinued operations during the quarter ended March, 27, 2004.

     The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $107,000. Net operating losses of $116,000 were included in losses from discontinued operations during the during the 26-week period ended March 27, 2004. Net operating losses of $55,000 were recorded in discontinued operations during the 13-week period ended March 27, 2004.

     The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $175,000 which was recorded during the second quarter of fiscal 2004. The Company recorded net operating losses of $24,000 and $156,000, respectively, during the 26-week and 13-week periods ended March 27, 2004. These losses are included in losses from discontinued operations.

3. LONG-TERM DEBT

     As of March 27, 2004 the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line has a maturity date of February 12, 2005. The Company had borrowings of $2,925,000 outstanding on this facility at March 27, 2004. The loan bears interest at 1/2% above the bank's prime rate and at March 27, 2004 the interest rate on outstanding loans was 4.50%. The Facility also includes a $500,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $245,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

     The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

     The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to a limitation on cash flow during the quarter ended March 27, 2004. The Company received a waiver through June 26, 2004 from Bank Leumi USA for the covenant with which it was not in compliance. The Company has historically received waivers for any covenant violation.

     In September 2001, a subsidiary of the Company entered into a lease agreement with World Entertainment Centers LLC regarding the leasing of premises at the Neonopolis Center at Freemont Street for the restaurant Saloon. The Company provided a lease guaranty ("Guaranty") to induce the landlord to enter into the lease agreement. The Guaranty is for a term of two years from the date of the opening of the Saloon, May 2002, and during the first year of the Guaranty is in the amount of $350,000. Upon the first anniversary of the opening of the Saloon, May 2003, the Guaranty was reduced to $175,000 and will expire in May 2004. As of March 27, 2004 the maximum potential amount of future payments the Company could be required to make as a result of the Guaranty was $175,000.

4. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

     Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $427,000 at March 27, 2004 and $655,000 at September 27, 2003. Such amounts, which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest at 1/2% above prime (4.5% at March 27, 2004).

5. INCOME (LOSS) PER SHARE OF COMMON STOCK

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

     For the 13-week period ended March 27, 2004 options to purchase 320,000 shares of common stock at a price range of $6.30 to $10.00 were not included in diluted earnings per share as their impact was antidilutive. For the 26-week period ended March 27, 2004, options to purchase 320,000 shares of common stock at a price range of $6.30 to $10.00 were included in diluted earnings per share. For the 13-week period ended March 29, 2003, options to purchase 215,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 178,000 shares of common stock at a price range of $7.50 to $10.00 were not included as their impact was antidilutive. For the 26-week period ended March 29, 2003, options to purchase 393,000 shares of common stock at a price range of $6.30 to $10.00 were not included as their impact was antidilutive.

     During the quarter ended March 27, 2004 employees exercised options to purchase 147,000 shares of common stock at a price of $10.00 and 28,000 shares of common stock at a price of $6.30. The Company received $1,648,000 as a result of the exercise of these options. In accordance with the exercise of the stock options, the Company derived a tax benefit of $304,000 during the period ended March 27, 2004. Accordingly, the Company reduced its tax liability and increased additional paid in capital for the same amount.

6. STOCK OPTIONS

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to disclose pro forma net income (loss) and pro forma earnings (loss) per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income (loss) and earnings (loss) per share of the options granted for the quarters ended March 27, 2004 and March 29, 2003.

     The weighted-average assumptions used for the 13-week and 26-week periods ended March 27, 2004 and March 29, 2003 include risk free interest rates of 4.25%, volatility of 35% and no dividends. An expected life of four years for all options was used. The weighted average grant date fair value of options granted and outstanding during all the above mentioned periods was $2.05.

The pro forma impact is as follows:

                                                                 (in Thousands, Except per Share Amounts)
                                                    -----------------------------------------------------------------
                                                    13 Weeks ended   13 Weeks ended   26 Weeks ended   26 Weeks ended
                                                    March 27, 2004   March 29, 2003   March 27, 2004   March 29, 2003
                                                    --------------   --------------   --------------   --------------
Net income (loss) as reported                           $ (114)           $  30           $ 441            $  (85)

Deduct stock based employee compensation expense
   computed under the fair value method                 $  (19)           $ (28)          $ (39)           $  (55)

Net income (loss) - pro forma                           $ (133)           $   2           $ 402            $ (140)

Earnings (loss) per share as reported - net basic       $(0.04)           $0.01           $0.14            $(0.03)
Earnings (loss) per share as reported - net
   diluted                                              $(0.04)           $0.01           $0.12            $(0.04)

Earnings (loss) per share pro forma - net basic         $(0.04)           $0.00           $0.12            $(0.04)
Earnings (loss) per share pro forma - net diluted       $(0.04)           $0.00           $0.12            $(0.04)

7. RELATED PARTY TRANSACTIONS

     Receivables due from officers and employees, excluding stock option receivables, totaled $218,000 at March 27, 2004 and $255,000 at September 27, 2003. Such loans bear interest at the minimum statutory rate (1.58% at March 27, 2004).

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

     During the Company's second fiscal quarter ended March 27, 2004, the Company sold or disposed of three restaurants. All revenue, cost and expense items associated with these restaurants for the relevant periods of fiscal 2004 and 2003 have been reclassified in the Company's financial statements to discontinued operations. These dispositions are discussed below in "Recent Restaurant Dispositions."

Revenues

     During the Company's second fiscal quarter of 2004, total revenues of $25,732,000 increased 10.0% compared to total revenues of $23,392,000 in the second fiscal quarter of 2003. Revenues for the second fiscal quarter of 2004 were reduced by $481,000 and revenues for the second fiscal quarter of 2003 were reduced by $2,610,000 as a result of the sale of three restaurants and the closure of one restaurant and their reclassification to discontinued operations. The Company had a net loss of $114,000 in the second fiscal quarter of 2004 compared to net income of $30,000 in the second fiscal quarter of 2003. Net income was positively effected in the second fiscal quarter of 2003 due to the recovery during this period of $366,000 in insurance proceeds for repairs to The Grill Room, a restaurant located in the World Financial Center, which was damaged in the attack on the World Trade Center on September 11, 2001, while net income during the second fiscal quarter of 2004 was negatively effected by a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of the Company's Lutece restaurant in New York City. These items effecting net income are discussed below in "Costs and Expenses" and "Recent Restaurant Dispositions".

     Same store sales in Las Vegas increased by $1,735,000 or 11.1% in the second fiscal quarter of 2004 compared to the second fiscal quarter of 2003 as a result of continued strong business in Las Vegas, coupled with the addition of 90 seats at Gallagher's Steakhouse in the New York - New York Hotel and Casino and the opening of a new tower of hotel rooms at the Venetian Casino Resort. Same store sales in New York increased $301,000 or 5.7% during the second quarter as the New York market showed signs of recovery. Same store sales in Washington D.C. increased by $314,000 or 13.1% during the second quarter as tourism has shown improvement in that market. Company-wide same store sales increased 10.1% for the second quarter.

     During the Company's 26-week period ended March 27, 2004, total revenues of $51,485,000 increased 9.4% compared to total revenues of $47,055,000 in the 26-week period ended March 29, 2003. Revenues for this 26-week period ended March 27, 2004 were reduced by $2,872,000 and revenues for the 26-week period ended March 29, 2003 were reduced by $5,238,000 as a result of the sale or closure of four restaurants and their reclassification to discontinued operations. The Company had net income of $441,000 in the 26-week period ended March 27, 2004 compared to a net loss of $85,000 for the 26-week period ended March 29, 2003. Net income during these periods were likewise effected due to the insurance recovery and required pension plan contributions discussed above. During this period, same store sales in Las Vegas increased by 11.7% compared to the 26-week period ended March 29, 2003, while same store sales in New York and Washington DC increased by 1.6% and 9.1% respectively.

Costs and Expenses

     Food and beverage costs for the second quarter of 2004 as a percentage of total revenues were 26.0% compared to 24.4% in the second quarter of 2003. These costs for the 26-weeks ended March 27, 2004 as a percentage of total revenues were 25.8% compared to 24.6% in the 26-week period ended March 29, 2003. Increased food costs during this period had a negative effect on this category of expenses. Although the Company had not raised the price of menu items offered to its customers for several years due to business conditions, the impact of the increase in food costs has caused the Company to review the price of menu items offered to its customers. The Company has determined to increase the price of menu items offered to its customers and the impact of these price increases will be realized in the later half of the third quarter of 2004 in specific locations where the Company believes consumer demand has created some elasticity.

     Payroll expenses as a percentage of total revenues were 34.0% for the second quarter of 2004 as compared to 34.7% in the second quarter of 2003. Payroll expenses as a percentage of total revenues were 33.6% for the 26-week period ended March 27, 2004 as compared to 34.6% in the 26-week period ended March 29, 2003. Due to the increase in sales during the Company's second fiscal quarter of 2004, the Company had increased its payroll expenses incrementally during this same period. The Company continually evaluates its payroll expenses as they relate to sales. Occupancy expenses as a percentage of total revenues were 15.4% during the second fiscal quarter of 2004 compared to 16.0% in the second quarter of 2003. Occupancy expenses as a percentage of total revenues were 15.7% during the 26-week period ended March 27, 2004 compared to 16.3% in the 26-week period ended March 29, 2003. Other operating costs and expenses as a percentage of total revenues were 12.2% for the second quarter of 2004, which is the same percentage as in the second quarter of 2003. These costs and expenses as a percentage of total revenues were 12.4% for the 26-week period ended March 27, 2004 compared to 12.7% during the 26-week period ended March 29, 2003. These expenses increased $470,000 during the second fiscal quarter of 2004 due to a one-time expense related to pension plan contributions the Company is required to make in connection with the closing of the Company's Lutece restaurant in New York City. In contrast, these expenses were decreased by $366,000 during the second quarter of 2003 due to insurance proceeds recovered by the Company for repairs to The Grill Room, a restaurant located in the World Financial Center, which was damaged in the attack on the World Trade Center on September 11, 2001. General and administrative expenses as a percentage of total revenues were 5.8% in the second quarter of 2004 compared to 5.7% in last year's second quarter. These expenses as a percentage of total revenues were 5.7% in the 26-week period ended March 27, 2004 compared to 6.2% in the 26-week period ended March 29, 2003. The decrease in payroll, occupancy and other operating costs and expenses as a percentage of total revenues is primarily due to the respective 10.0% and 9.4% increases in total revenues during the 13-week and 26-week periods ended March 27, 2004. The Company expects to see continued favorable trends in these and other expense items with increased sales.

     Interest expense was $85,000 for the second quarter of 2004 compared to $206,000 for the second quarter of 2003 and was $178,000 for the 26-week period ended March 27, 2004 compared to $428,000 for the 26-week period ended March 29, 2003. The decrease is due to lower outstanding borrowings on the Company's credit facility. As of March 27, 2004 the Company had borrowings of $2,925,000 on its credit facility compared to $16,008,000 as of March 29, 2003.

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

     The Company had a working capital deficit of $6,701,000 at March 27, 2004 as compared to a working capital deficit of $4,802,000 at September 27, 2003. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with negative working capital.

     As of March 27, 2004 the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line has a maturity date of February 12, 2005. The Company had borrowings of $2,925,000 outstanding on this Facility at March 27, 2004. The loan bears interest at 1/2% above the bank's prime rate and at March 27, 2004 the interest rate on outstanding loans was 4.50%. The Facility also includes a $500,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $245,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

     The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as collateral for obligations of the Company under such Facility.

     The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to cash flow and a covenant related to consolidated indebteness during the quarter ended March 27,

2004. The Company received a waiver through May 11, 2004 from Bank Leumi USA for the covenants with which it was not in compliance. The Company has historically received waivers for any covenant violation.

     In April 2000, the Company borrowed $1,570,000 from its main bank at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian. The note, which is payable in 60 equal monthly installments through May 2005, is secured by such restaurant equipment. At March 27, 2004 the Company had $430,000 outstanding on this note.

     The Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities at the Aladdin hotel in Las Vegas, Nevada. The lease bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $31,785 until maturity in November 2004 at which time the Company has an option to purchase the equipment for $519,440. Alternatively, the Company can extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,242. The Company originally accounted for this agreement as an operating lease and did not record the assets or the lease liability in the financial statements. During the year ended September 29, 2001, the Company recorded the entire amount payable under the lease as a liability of $1,600,000 based on the anticipated abandonment of the Aladdin operations. In 2002, the operations at the Aladdin were abandoned and at March 27, 2004, $717,000 remains in accrued expenses and other current liabilities representing future operating lease payments.

     During the 26-week period ended March 27, 2004 the Company issued 175,000 shares of common stock to various employees upon their exercise of outstanding stock options. The Company realized proceeds of $1,646,000 from these issuances of common stock.

Restaurant Expansion

     The Company has committed to build and operate fast food facilities at two casino properties operated by the Seminole Indian Tribe in Tampa and Hollywood, Florida. On February 27, 2004 the Company opened five fast food facilities at the Tampa property. On May 7, 2004 the Company opened eight fast food facilities at the Hollywood property. The Company has partners in this venture who assumed the financial risk.

Recent Restaurant Dispositions

     In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture, fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded net operating losses of $765,000 and $691,000, respectively, during the 26-week and 13-week periods ended March 27, 2004. These losses are included in losses from discontinued operations. The Company also incurred a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of Lutece which is payable monthly over a nine year period beginning May 17, 2004 and bears interest at a rate of 8% per annum.

     On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in losses from discountinued operations. Net operating losses of $145,000 were recorded in discountinued operations in the in the 26-week period ended March 27, 2004. Net operating losses of $2,000 were recorded in losses from discontinued operations during the quarter ended March, 27, 2004.

     The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $107,000. Net operating losses of $116,000 were included in losses from discontinued operations during the during the 26-week period ended March 27, 2004. Net operating losses of $55,000 were recorded in discountinued operations during the 13-week period ended March 27, 2004.

     The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $175,000 which was recorded during the second quarter of fiscal 2004. The Company recorded net operating losses of $24,000 and $156,000 respectively, during the 26-week and 13-week periods ended March 27, 2004. These losses are included in losses from discontinued operations.

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

     The Company's critical accounting policies are described in the Company's Form 10-K for the year ended September 27, 2003. There have been no significant changes to such policies during fiscal 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates with respect to its outstanding credit agreement with its main bank, Bank Leumi USA. Outstanding loans under the agreement bear interest at prime plus one-half percent. Based upon a $2,925,000 (the outstanding balance at March 27, 2004) term loan and a 100 basis point change in interest rates, annual interest expense would change by $29,256.

Item 4. Controls and Procedures

     Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective as of March 27, 2004 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in the Company's internal control over financial reporting during the second quarter of fiscal year 2004 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on March 11, 2004. The following matters were submitted to a vote of the Company's stockholders:

     (i)  The election of seven directors;

     (ii) The approval of the Company's 2004 Stock Option Plan; and

     (iii) The ratification of the appointment of JH Cohn LLP as independent auditors for the 2004 fiscal year.

The Company's stockholders elected a Board of Directors consisting of Ernest Bogen, Michael Weinstein, Robert Towers, Bruce Lewin, Marcia Allen, Paul Gordon and Steven Shulman. Each director received at least 90% of the votes cast at the meeting.

The Company's stockholders approved the Company's 2004 Stock Option Plan by a vote of 1,574,981 for, 470,062 against, 1,023,537 non-votes and 750 abstentions.

The Company's stockholders ratified the Board of Director's appointment of JH Cohn LLP as the Company's independent auditors for the 2004 fiscal year by a vote of 3,063,670 for, 5,010 against and 650 abstentions.

Item 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certificate of Chief Executive and Chief Financial Officers

     (b)  Reports on Form 8-K

     A Current Report on Form 8-K with a report date of February 9, 2004 was filed during the second quarter of fiscal 2004 to provide the full text of the press release announcing the Company's first quarter financial results for 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2004

     ARK RESTAURANTS CORP.


By:  /s/ Michael Weinstein
     -------------------------------------
     Michael Weinstein
     President & Chief Executive Officer


By:  /s/ Robert J. Stewart
     -------------------------------------
     Robert Stewart
     Chief Financial Officer