Form 10-Q
period 2004-06-26
ARK RESTAURANTS CORP
filed 2004-08-10
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 2004

                         Commission file number 0-14030


                              ARK RESTAURANTS CORP.
                              ---------------------
             (Exact name of registrant as specified in its charter)

             New York                                              13-3156768
---------------------------------------                      -----------------------
  (State or other jurisdiction of                               (I.R.S. Employer
   incorporation or organization)                               Identification No.)


  85 Fifth Avenue, New York, New York                                 10003
----------------------------------------                     -------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:      (212) 206-8800
                                                      -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X      No
                      -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No   X
                                                -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


         Class                                 Outstanding shares at August 9, 2004
---------------------------                    ------------------------------------
(Common stock, $.01 par value)                             3,419,899

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars and shares in Thousands)
--------------------------------------------------------------------------------


                                                         June 26,     September 27,
                                                          2004             2003
                                                          ----             ----
                                                       (unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                    $ 1,494       $   486
  Accounts receivable                                       3,391         1,677
  Employee receivables                                        161           255
  Inventories                                               1,921         1,997
  Current portion of long-term receivables                    210           193
  Prepaid expenses and other current assets                   466           886
  Prepaid income taxes                                        638          --
  Deferred income taxes                                       281           281
                                                          -------       -------

           Total current assets                             8,562         5,775
                                                          -------       -------

LONG-TERM RECEIVABLES                                       1,123         1,291
                                                          -------       -------

FIXED ASSETS
  Leasehold improvements                                   31,472        34,385
  Furniture, fixtures and equipment                        28,167        29,427
                                                          -------       -------
                                                           59,639        63,812
  Less accumulated depreciation and
    amortization                                           35,525        36,748
                                                          -------       -------
                                                           24,114        27,064

INTANGIBLE ASSETS, NET                                      3,728         3,988

DEFERRED INCOME TAXES                                       2,933         4,622

OTHER ASSETS                                                  877           895
                                                          -------       -------

TOTAL ASSETS                                              $41,337       $43,635
                                                          =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                                $ 4,418       $ 3,443
  Accrued expenses and other current
    liabilities                                             4,672         5,586
  Accrued income taxes                                       --           1,198
  Current maturities of long-term debt                        342           350
                                                          -------       -------
           Total current liabilities                        9,432        10,577

LONG-TERM DEBT - net of current maturities                   --           7,226

OPERATING LEASE DEFERRED CREDIT                               892         1,006
                                                          -------       -------

TOTAL LIABILITIES                                          10,324        18,809
                                                          -------       -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
    authorized, 10,000 shares;
    issued, 5,461 and 5,249 shares                             55            52
  Additional paid-in capital                               17,134        14,743
  Treasury stock, 2,068 shares                             (8,351)       (8,351)
  Receivables from Employees from
  stock option exercises                                     (364)         (655)
  Retained earnings                                        22,539        19,037
                                                          -------       -------

           Total shareholders' equity                      31,013        24,826
                                                          -------       -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $41,337       $43,635
                                                          =======       =======



See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except per share amounts)
----------------------------------------


                                                          13 Weeks Ended          39 Weeks Ended
                                                          --------------          --------------
                                                       June 26,    June 28,    June 26,    June 28,
                                                        2004        2003        2004        2003
                                                         ----       ----        ----        ----

TOTAL REVENUES                                        $33,767     $29,223     $85,252     $76,318
                                                      -------     -------     -------     -------

COST AND EXPENSES:

Food and beverage cost of sales                         8,542       7,258      21,848      18,842
Payroll expenses                                        9,823       9,039      27,119      25,326
Occupancy expenses                                      4,441       4,222      12,510      11,869
Other operating costs and expenses                      4,031       3,546      10,408       9,535
General and administrative expenses                     1,531       1,594       4,491       4,528
Depreciation and amortization expenses                    853       1,028       2,901       3,051
                                                      -------     -------     -------     -------

  Total costs and expenses                             29,221      26,687      79,277      73,151
                                                      -------     -------     -------     -------

OPERATING INCOME                                        4,546       2,536       5,975       3,167
                                                      -------     -------     -------     -------

OTHER (INCOME) EXPENSE:

Interest expense, net                                      55         183          98         520
Other income                                             (172)        (98)       (496)       (325)
                                                      -------     -------     -------     -------
  Total other (income) expense                           (117)         85        (398)        195
                                                      -------     -------     -------     -------

Income from continuing operations
  before income taxes                                   4,663       2,451       6,373       2,972

Provision for income taxes                              1,632         657       2,231         773
                                                      -------     -------     -------     -------

Income from continuing operations                       3,031       1,794       4,142       2,199
                                                      -------     -------     -------     -------

DISCONTINUED OPERATIONS:
Loss from operations of discountinued restaurants
  (including gains on disposal of $332,000 for the        (91)       (239)       (985)       (897)
    39-weeks ended 6/26/2004)

Benefit for income taxes                                  (32)        (64)       (345)       (233)
                                                      -------     -------     -------     -------

Loss from discontinued operations                         (59)       (175)       (640)       (664)
                                                      -------     -------     -------     -------

NET INCOME                                            $ 2,972     $ 1,619     $ 3,502     $ 1,535
                                                      =======     =======     =======     =======


PER SHARE INFORMATION - BASIC AND DILUTED:

Continuing operations basic                           $   .90     $   .56     $  1.26     $   .69
Discontinued operations basic                         $  (.02)    $  (.05)    $  (.20)    $  (.21)
                                                      -------     -------     -------     -------
Net basic                                             $   .88     $   .51     $  1.06     $   .48
                                                      =======     =======     =======     =======

Continuing operations diluted                         $   .86     $   .56     $  1.21     $   .69
Discontinued operations diluted                       $  (.02)    $  (.06)    $  (.19)    $  (.21)
                                                      -------     -------     -------     -------
Net diluted                                           $   .84     $   .50     $  1.02     $   .48
                                                      =======     =======     =======     =======


WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                 3,377       3,181       3,275       3,181
                                                      =======     =======     =======     =======

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED               3,509       3,216       3,417       3,197
                                                      =======     =======     =======     =======


See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------


                                                                                39 Weeks Ended
                                                                                --------------
                                                                            June 26,      June 28,
                                                                              2004          2003
                                                                              ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                                     $ 4,142      $ 2,199
  Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:

Deferred income taxes                                                         1,689         --
Depreciation and amortization                                                 2,901        3,151
Operating lease deferred credit                                                  32            9
Changes in operating assets and liabilities:
  Receivables                                                                (1,700)        (281)
  Employee receivables                                                           94           92
  Inventories                                                                   (42)         (72)
  Prepaid expenses and other current assets                                     139         (206)
  Prepaid income taxes                                                         (176)         209
  Other assets                                                                  126          (59)
  Accounts payable - trade                                                    1,072        1,957
  Accrued income taxes                                                       (1,198)        --
  Accrued expenses and other current liabilities                               (586)        (768)
                                                                            -------      -------

           Net cash provided by operating activities                          6,493        6,231
                                                                            -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                  (1,362)        (934)
  Payments received on long-term receivables                                    151          121
                                                                            -------      -------

           Net cash used in investing activities                             (1,211)        (813)
                                                                            -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of long-term debt                                                   --          1,100
  Principal payments on long-term debt                                       (7,234)      (5,045)
  Exercise of stock options                                                   1,932         --
  Proceeds from stock option receivables                                        291           18
                                                                            -------      -------

           Net cash used in financing activities                             (5,011)      (3,927)
                                                                            -------      -------

NET CASH PROVIDED BY CONTINUING OPERATIONS                                      271        1,491

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                          737         (426)
                                                                            -------      -------

NET INCREASE IN CASH                                                          1,008        1,065

CASH, Beginning of period                                                       486          819
                                                                            -------      -------

CASH, End of period                                                         $ 1,494      $ 1,884
                                                                            =======      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                $   192      $   428
                                                                            =======      =======

    Income taxes                                                            $ 1,648      $   125
                                                                            =======      =======


See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 26, 2004
(Unaudited)
---------------------------------------

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 26, 2004, results of operations for the 13-week and 39-week periods ended June 26, 2004 and June 28, 2003, and cash flows for the 39-week periods ended June 26, 2004 and June 28, 2003, have been made.

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

2. RECENT RESTAURANT DISPOSITIONS

         In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded net operating losses of $784,000 and $19,000, respectively, during the 39-week and 13-week periods ended June 26, 2004. These losses are included in losses from discontinued operations. The Company also incurred a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of Lutece which is payable monthly over a nine year period beginning May 17, 2004 and bears interest at a rate of 8% per annum.

         On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in losses from discontinued operations. Net operating losses of $145,000 were recorded in discontinued operations in the 39-week period ended June 26, 2004. There were no additional expenses related to this restaurant during the quarter ended June 26, 2004.

         The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $107,000. Net operating losses of $123,000 were included in losses from discontinued operations during the during the 39-week period ended June 26, 2004. Net operating losses of $7,000 were recorded in discontinued operations during the 13-week period ended June 26, 2004.

         The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $175,000 which was recorded during the second quarter of fiscal 2004. The Company recorded net operating losses of $90,000 and $66,000 respectively, during the 39-week and 13-week periods ended June 26, 2004. These losses are included in losses from discontinued operations.

3. LONG-TERM DEBT

         As of June 26, 2004, the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line has a maturity date of February 12, 2005. The Company had no borrowings outstanding on the Facility at June 26, 2004. Borrowings on the Facility bear interest at 1/2% above the bank's prime rate. The Facility also includes a $500,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $354,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

         The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

         The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to a limitation on cash flow during the quarter ended June 26, 2004. The Company received a waiver through September 29, 2004 from Bank Leumi USA for the covenant with which it was not in compliance. The Company has historically received waivers for any covenant violation.

         In September 2001, a subsidiary of the Company entered into a lease agreement with World Entertainment Centers LLC regarding the leasing of premises at the Neonopolis Center at Freemont Street for the restaurant Saloon. The Company provided a lease guaranty ("Guaranty") to induce the landlord to enter into the lease agreement. The Guaranty is for a term of two years from the date of the opening of the Saloon, May 2002, and during the first year of the Guaranty is in the amount of $350,000. Upon the first anniversary of the opening of the Saloon, May 2003, the Guaranty was reduced to $175,000 and expired in May 2004.

4. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

         Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $364,000 at June 26, 2004 and $655,000 at September 27, 2003. Such amounts, which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest at 1/2% above prime (4.5% at June 26, 2004).

5. INCOME (LOSS) PER SHARE OF COMMON STOCK

         Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted earnings per share, the additional dilutive effect of potential common stock. Potential dilutive securities consist of stock options and warrants.

         For the 13-week period ended June 26, 2004 options to purchase 215,500 shares of common stock at a price range of $6.30 to $10.00 were included in diluted earnings per share. For the 39-week period ended June 26, 2004, options to purchase 390,500 shares of common stock at a price range of $6.30 to $10.00 were included in diluted earnings per share. For the 13-week and 39-week periods ended June 28, 2003, options to purchase 215,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 178,000 shares of common stock at a price range of $7.50 to $10.00 were not included as their impact was antidilutive.

         During the quarter ended June 26, 2004 employees exercised options to purchase 18,500 shares of common stock at a price of $10.00 and 19,000 shares of common stock at a price of $6.30. The Company received $305,000 as a result of the exercise of these options. In accordance with the exercise of the stock options, the Company derived a tax benefit of $157,000 during the period ended June 26, 2004. Accordingly, the Company reduced its tax liability and increased additional paid in capital for the same amount.

         During the quarter ended March 27, 2004, employees exercised options to purchase 147,000 shares of common stock at a price of $10.00 and 28,000 shares of common stock at a price of $6.30. The Company received $1,648,000 as a result of the exercise of these options. In accordance with the exercise of the stock options, the Company derived a tax benefit of $304,000 during the period ended March 27, 2004. Accordingly, the Company reduced its tax liability and increased additional paid in capital for the same amount.

6. STOCK OPTIONS

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to disclose pro forma net income (loss) and pro forma earnings (loss) per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income (loss) and earnings (loss) per share of the options granted for the quarters ended June 26, 2004 and June 28, 2003.

         The weighted-average assumptions used for the 13-week and 39-week periods ended June 26, 2004 and June 28, 2003 include risk free interest rates of 4.25%, volatility of 35% and no dividends. An expected life of four years for all options was used. The weighted average grant date fair value of options granted and outstanding during all the above mentioned periods was $2.05.

The pro forma impact is as follows:


                                                                   (in Thousands, Except per Share Amounts)
                                                                   ----------------------------------------
                                                   13 Weeks ended 13 Weeks ended 39 Weeks ended  39 Weeks ended
                                                    June 26, 2004  June 28, 2003 June 26, 2004    June 28, 2003

Net income as reported                                 $2,972        $1,619        $3,502        $1,535

Deduct stock based employee compensation expense
computed under the fair value method                      (19)          (29)          (57)          (87)
                                                       ------        ------        ------        ------
Net income - pro forma                                 $2,953        $1,590        $3,445        $1,448
                                                       ======        ======        ======        ======
Earnings per share as reported -net basic              $ 0.88        $ 0.51        $ 1.06        $ 0.48
Earnings per share as reported - net diluted           $ 0.84        $ 0.50        $ 1.02        $ 0.48

Earnings per share pro forma - net basic               $ 0.87        $ 0.50        $ 1.05        $ 0.48
Earnings per share pro forma - net diluted             $ 0.84        $ 0.49        $ 1.01        $ 0.45


7. RELATED PARTY TRANSACTIONS

         Receivables due from officers and employees, excluding stock option receivables, totaled $161,000 at June 26, 2004 and $255,000 at September 27, 2003. Such loans bear interest at the minimum statutory rate (1.46% at June 26, 2004).

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

         All revenue, cost and expense items associated with the disposition of restaurants for the relevant periods of fiscal 2004 and 2003 have been reclassified in the Company's financial statements to discontinued operations. These dispositions are discussed below in "Recent Restaurant Dispositions."

Revenues

            During the Company's third fiscal quarter of 2004, total revenues of $33,767,000 increased 15.5% compared to total revenues of $29,223,000 in the third fiscal quarter of 2003. Revenues for the third fiscal quarter of 2003 were reduced by $2,630,000 as a result of the sale of three restaurants and the closure of one restaurant and their reclassification to discontinued operations. These items effecting net income are discussed below in "Costs and Expenses" and "Recent Restaurant Dispositions". The Company had net income of $2,972,000 in the third fiscal quarter of 2004 compared to net income of $1,619,000 in the third fiscal quarter of 2003.

         Same store sales in Las Vegas increased by $1,914,000 or 12.7 % in the third fiscal quarter of 2004 compared to the third fiscal quarter of 2003 as a result of continued strong business in Las Vegas, coupled with the addition of 90 seats at Gallagher's Steakhouse in the New York - New York Hotel and Casino and the opening of a new tower of hotel rooms at the Venetian Casino Resort. Same store sales in New York increased $1,957,000 or 21.8% during the third quarter as the New York market continued to show signs of recovery. Same store sales in Washington D.C. increased by $882,000 or 17.9% during the third quarter as tourism has shown improvement in that market. Company-wide same store sales increased 16.4% for the third quarter.

         During the Company's 39-week period ended June 26, 2004, total revenues of $85,252,000 increased 11.7% compared to total revenues of $76,318,000 in the 39-week period ended June 28, 2003. Revenues for this 39-week period ended June 26, 2004 were reduced by $2,853,000 and revenues for the 39-week period ended June 28, 2003 were reduced by $7,736,000 as a result of the sale or closure of four restaurants and their reclassification to discontinued operations. The Company had net income of $3,502,000 in the 39-week period ended June 26, 2004 compared to net income of $1,535,000 for the 39-week period ended June 28, 2003. During this period, same store sales in Las Vegas increased by 12.8% compared to the 39-week period ended June 28, 2003, while same store sales in New York and Washington DC increased by 10.0% and 13.3% respectively.

Costs and Expenses

         Food and beverage costs for the third quarter of 2004 as a percentage of total revenues were 25.3% compared to 24.8% in the third quarter of 2003. These costs for the 39-weeks ended June 26, 2004 as a percentage of total revenues were 25.6% compared to 24.7% in the 39-week period ended June 28, 2003. Strong sales during this period allowed the Company the opportunity to create relationships with new suppliers and offset certain increased food costs during this period.

         Payroll expenses as a percentage of total revenues were 29.1% for the third quarter of 2004 as compared to 30.9% in the third quarter of 2003. Payroll expenses as a percentage of total revenues were 31.8% for the 39-week period ended June 26, 2004 as compared to 33.2% in the 39-week period ended June 28, 2003. Due to the increase in sales during the Company's third fiscal quarter of 2004, the Company had increased its payroll expenses incrementally during this same period. The Company continually evaluates its payroll expenses as they relate to sales. Occupancy expenses as a percentage of total revenues were 13.2% during the third fiscal quarter of 2004 compared to 14.4% in the third quarter of 2003. Occupancy expenses as a percentage of total revenues were 14.7% during the 39-week period ended June 26, 2004 compared to 15.6% in the 39-week period ended June 28, 2003. Other operating costs and expenses as a percentage of total revenues were 11.9% for the third quarter of 2004 as compared to 12.1% in the third quarter of 2003. These costs and expenses as a percentage of total revenues were 12.2% for the 39-week period ended June 26, 2004 compared to 12.5% during the 39-week period ended June 28, 2003. General and administrative expenses as a percentage of total revenues were 4.5% in the third quarter of 2004 compared to 5.5% in last year's third quarter. These expenses as a percentage of total revenues were 5.3% in the 39-week period ended June 26, 2004 compared to 5.9% in the 39-week period ended June 28, 2003. The decrease in payroll, occupancy, other operating costs and expenses and general and administrative expenses as a percentage of total revenues is primarily due to the respective 16.5% and 12.0% increases in total revenues during the 13-week and 39-week periods ended June 26, 2004. The Company expects to see continued favorable trends in these and other expense items with increased sales.

         Interest expense was $85,000 for the third quarter of 2004 compared to $217,000 for the third quarter of 2003 and was $192,000 for the 39-week period ended June 26, 2004 compared to $645,000 for the 39-week period ended June 28, 2003. The decrease is due to lower outstanding borrowings on the Company's credit facility. As of June 26, 2004 the Company had no borrowings on its credit facility compared to $11,200,000 as of June 28, 2003.

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

         The Company had a working capital deficit of $870,000 at June 26, 2004 as compared to a working capital deficit of $4,802,000 at September 27, 2003. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with negative working capital.

         As of June 26, 2004, the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line has a maturity date of February 12, 2005. The Company had no borrowings outstanding on the Facility at June 26, 2004. The loan bears interest at 1/2% above the bank's prime rate. The Facility also includes a $500,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $245,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

         The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as collateral for obligations of the Company under such Facility.

         The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to a limitation on cash flow during the quarter ended June 26, 2004. The Company received a waiver through September 29, 2004 from Bank Leumi USA for the covenant with which it was not in compliance. The Company has historically received waivers for any covenant violation.

         In April 2000, the Company borrowed $1,570,000 from its main bank at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian. The note, which is payable in 60 equal monthly installments through May 2005, is collateralized by such restaurant equipment. At June 26, 2004, the Company had $342,000 outstanding on this note.

         The Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities at the Aladdin hotel in Las Vegas, Nevada. The lease bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $31,785 until maturity in November 2004 at which time the Company has an option to purchase the equipment for $519,440. Alternatively, the Company can extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,242. The Company originally accounted for this agreement as an operating lease and did not record the assets or the lease liability in the financial statements. During the year ended September 29, 2001, the Company recorded the entire amount payable under the lease as a liability of $1,600,000 based on the anticipated abandonment of the Aladdin operations. In 2002, the operations at the Aladdin were abandoned and at June 26, 2004, $622,000 remains in accrued expenses and other current liabilities representing future operating lease payments.

         During the 13-week period ended June 26, 2004, the Company issued 37,500 shares of common stock to various employees upon their exercise of outstanding stock options. The Company realized proceeds of $305,000 from these issuances of common stock. During the 39-week period ended June 26, 2004, the Company issued 215,500 shares of common stock to various employees upon their exercise of outstanding stock options. The Company realized proceeds of $1,932,000 from these issuances of common stock.

Restaurant Expansion

         The Company has committed to build and operate fast food facilities at two casino properties operated by the Seminole Indian Tribe in Tampa and Hollywood, Florida. On February 27, 2004, the Company opened five fast food facilities at the Tampa property. On May 7, 2004, the Company opened eight fast food facilities at the Hollywood property. The Company has partners in this venture who assumed the financial risk.

Recent Restaurant Dispositions

         In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture, fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded net operating losses of $784,000 and $19,000, respectively, during the 39-week and 13-week periods ended June 26, 2004. These losses are included in losses from discontinued operations. The Company also incurred a one-time charge of $470,000 during the second quarter ended March 27, 2004 related to pension plan contributions required in connection with the closing of Lutece. Contributions are payable monthly over a nine year period beginning May 17, 2004 and bears interest at a rate of 8% per annum.

         On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in losses from discontinued operations. Net operating losses of $145,000 were recorded in discontinued operations in the in the 39-week period ended June 26, 2004. There were no additional expenses related to this restaurant during the quarter ended June 26, 2004.

         The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $107,000. Net operating losses of $123,000 were included in losses from discontinued operations during the during the 39-week period ended June 26, 2004. Net operating losses of $7,000 were recorded in discontinued operations during the 13-week period ended June 26, 2004.

         The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $175,000 which was recorded during the second quarter of fiscal 2004. The Company recorded net operating losses of $90,000 and $66,000 respectively, during the 39-week and 13-week periods ended June 26, 2004. These losses are included in losses from discontinued operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company would be exposed to market risk from changes in interest rates with respect to any outstanding credit under its borrowing agreement with Bank Leumi USA. The Company does not currently have any borrowings outstanding under this agreement.

Item 4. Controls and Procedures

         Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective as of June 26, 2004 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal year 2004 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

         (a)  Exhibits


31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32    Certificate of Chief Executive and Chief Financial Officers


         (b) Reports on Form 8-K

         A Current Report on Form 8-K with a report date of May 11, 2004 was filed during the third quarter of fiscal 2004 to provide the full text of the press release announcing the Company's second quarter financial results for 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 10, 2004

         ARK RESTAURANTS CORP.

By:      /s/ Michael Weinstein
         ---------------------
         Michael Weinstein
         President & Chief Executive Officer


By:      /s/ Robert J. Stewart
         ---------------------
         Robert Stewart
         Chief Financial Officer