Form 10-K
period 2004-10-02
ARK RESTAURANTS CORP
filed 2005-01-03
CIK 779544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 2, 2004

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  New York                                 13-3156768
     -------------------------------           --------------------------------
     (State or Other Jurisdiction of           (IRS Employer Identification No.)
     Incorporation or Organization)

     85 Fifth Avenue, New York, NY                           10003
----------------------------------------                   ---------
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

     The aggregate market value at December 29, 2004 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $129,683,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

     At December 16, 2004, there were outstanding 3,391,299 shares of the Registrant's Common Stock, $.01 par value.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

                                     PART I

Item 1. Business

Overview

Ark Restaurants Corp. (the "Registrant" or the "Company") is a New York corporation formed in 1983. Through its subsidiaries, it owns and operates 22 restaurants and bars, 26 fast food concepts, catering operations, and wholesale and retail bakeries. Initially its facilities were located only in New York City. At this time, nine of the restaurants are located in New York City, four are located in Washington, D.C., and nine are located in Las Vegas, Nevada. The Company's Las Vegas operations include:

     o three restaurants within the New York-New York Hotel & Casino Resort, and operation of the resort's room service, banquet facilities, employee dining room and nine food court operations;

     o two restaurants, two bars and four food court facilities at the Venetian Casino Resort;

     o one restaurant at the Neonopolis Center at Fremont Street; and

     o one restaurant within the Forum Shops at Caesar's Shopping Center.

In 2004, the Company established operations in Florida which include five fast food facilities in Tampa, Florida and eight fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino operated by the Seminole Indian Tribe at these locations. All pre-opening expenses were borne by outside investors who invested in a limited liability company established to develop, construct, operate and manage these facilities. The Company is the managing member of this limited liability company and, through this limited liability company, the Company leases and manages the operations of each of these facilities in exchange for a monthly management fee equal to five-percent of the gross receipts of these facilities. Neither the Company nor any of its subsidiaries contributed any capital to this limited liability company. None of the obligations of this limited liability company are guaranteed by the Company and investors in this limited liability company have no recourse against the Company or any of its assets.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by the Company has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant's location. Most of the Company's restaurants which are in operation and which have been opened in recent years are of the latter description. These include the restaurant operations at the New York-New York Hotel & Casino in Las Vegas, Nevada (1997); the Stage Deli located at the Forum Shops in Las Vegas, Nevada, Red, located at the South Street Seaport in New York (1998); Thunder Grill in Union Station, Washington, D.C. (1999); two restaurants and four food court facilities at the Venetian Casino Resort in Las Vegas, Nevada (2000); The Saloon, at the Neonopolis Center in downtown Las Vegas, Nevada (2002); and the 13 fast food facilities in Tampa, Florida and Hollywood, Florida, respectively
(2004). The Company recently entered into agreements to operate a Gallagher's Steakhouse restaurant and a separate bar, yet to be named, to be constructed in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey. Apart from these agreements, the Company is not currently committed to any new projects. The Company has sold a number of its smaller, neighborhood restaurants.

The names and themes of each of the Company's restaurants are different except for the Company's three America restaurants, two Sequoia restaurants, two Gonzalez y Gonzalez restaurants and, when opened in Atlantic City, two Gallagher's Steakhouse restaurants. The menus in the Company's restaurants are extensive, offering a wide variety of high quality foods at generally moderate prices. Of the Company's restaurants, the Lutece restaurant may be classified as expensive. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas. A majority of the net sales of the Company is derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

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

                                                                                     Seating
                                                                                   Capacity(2)
                                                       Year      Restaurant Size     Indoor-         Lease
Name                           Location              Opened(1)    (Square Feet)     (Outdoor)    Expiration(3)
--------------------   ---------------------------   ---------   ---------------   -----------   -------------
Metropolitan Cafe(4)   First Avenue                     1982           4,000          180(50)         2006
                       (between 52nd and 53rd
                       Streets)
                       New York, New York

America                18th Street                      1984           9,600          350             2014
                       (between Fifth Avenue
                       and Broadway)
                       New York, New York

El Rio Grande (5)(6)   Third Avenue                     1987           4,000          160             2014
                       (between 38th and 39th
                       Streets)
                       New York, New York

Gonzalez y Gonzalez    Broadway                         1989           6,000          250             2007
                       (between Houston and
                       Bleecker Streets)
                       New York, New York

America                Union Station                    1989          10,000          400(50)         2009
                       Washington, D.C.

Center Cafe            Union Station                    1989           4,000          200             2009
                       Washington, D.C.

Sequoia                Washington Harbour               1990          26,000          600(400)        2017
                       Washington, D.C.

Sequoia                South Street Seaport             1991          12,000          300(100)        2006
                       New York, New York

Canyon Road            First Avenue                     1984           2,500          130             2014
                       (between 76th and 77th

                                                                                     Seating
                                                                                   Capacity(2)
                                                       Year      Restaurant Size     Indoor-         Lease
Name                           Location              Opened(1)    (Square Feet)     (Outdoor)    Expiration(3)
--------------------   ---------------------------   ---------   ---------------   -----------   -------------
                       Streets)
                       New York, New York

Columbus Bakery        Columbus Avenue                  1988           3,000           75             2012
                       (between 82nd and 83rd
                       Streets) New York, New York

Bryant Park Grill &    Bryant Park                      1995          25,000          180(820)        2025
Cafe(7)                New York, New York

Columbus Bakery        First Avenue                     1995            2000           75             2006
                       (between 52nd and 53rd
                       Streets)
                       New York, New York

America(8)             New York-New York Hotel          1997          20,000          450             2017(8)
                       and Casino
                       Las Vegas, Nevada

Gallagher's            New York-New York                1997           5,500          260             2017(8)
Steakhouse(8)          Hotel & Casino
                       Las Vegas, Nevada

Gonzalez y             New York-New York                1997           2,000          120             2017(8)
Gonzalez(8)            Hotel & Casino
                       Las Vegas, Nevada

Village Eateries       New York-New York                1997           6,300          400(*)          2017(8)
(8)(9)                 Hotel & Casino
                       Las Vegas, Nevada

The Grill Room (10)    World Financial Center           1997          10,000          250             2011
                       New York, New York

The Stage Deli         Forum Shops                      1997           5,000          200             2008
                       Las Vegas, Nevada

Red                    South Street Seaport             1998           7,000          150(150)        2013
                       New York, New York

Thunder Grill          Union Station                    1999          10,000          500             2019
                       Washington, D.C.

Venetian Food Court    Venetian Casino Resort           1999           5,000          300(*)          2014
                       Las Vegas, Nevada

                                                                                     Seating
                                                                                   Capacity(2)
                                                       Year      Restaurant Size     Indoor-         Lease
Name                           Location              Opened(1)    (Square Feet)     (Outdoor)    Expiration(3)
--------------------   ---------------------------   ---------   ---------------   -----------   -------------
Tsunami Grill          Venetian Casino Resort           1999          13,000          300             2019
                       Las Vegas, Nevada

Lutece                 Venetian Casino Resort           1999           6,400           90(90)         2019
                       Las Vegas, Nevada

Venus                  Venetian Casino Resort           2001           9,700          250             2019
                       Las Vegas, Nevada

V-Bar                  Venetian Casino Resort           2000           3,000          100             2015
                       Las Vegas, Nevada

The Saloon(11)         Neonopolis Center                2002           6,000          200             2014
                       at Fremont Street
                       Las Vegas, Nevada

Tampa Food Court(5)    Hard Rock Hotel and              2004           4,000          250(*)          2029
                       Casino
                       Tampa, Florida

Hollywood Food         Hard Rock Hotel and              2004           5,000          250(*)          2029
Court(5)               Casino
                       Hollywood, Florida

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

(5) Restaurant owned by a third party and managed by the Company. Management fees earned by the Company are based on a percentage of cash flow of the restaurant.

(6)  The Company owns a 19% interest in the partnership that owns El Rio Grande.

(7) The lease governing a substantial portion of the outside eating area of this restaurant expires in 2005.

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

(9) The Company operates eight small food court restaurants in the Villages Eateries food court at the New York-New York Hotel & Casino. The Company also operates that hotel's room service, banquet facilities and employee cafeteria.

(10) The restaurant experienced damage in the attack on the World Trade Center on September 11, 2001. In addition, substantial damage was sustained by the World Financial Center in which the restaurant is located. The restaurant closed on September 11, 2001 and reopened in early December 2002.

(11) Restaurant owned by a third party and managed by the Company. The Company receives $7,000 per month for managing the restaurant.

(*)  Represents common area seating.

Restaurant Expansion

The Company recently entered into agreements to operate a Gallagher's Steakhouse restaurant and a separate bar, yet to be named, to be constructed in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey.

The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. The Company incurred no pre-opening expenses or early operating losses in fiscal 2004.

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

Recent Restaurant Dispositions and Charges

In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded a net operating losses of $804,000 during the fiscal year ended October 2, 2004 which is included in losses from discontinued operations. The Company also incurred a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of Lutece which is payable monthly over a nine year period beginning May 17, 2004 and bears interest at a rate of 8% per annum.

On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in losses from discontinued operations. Net operating losses of $145,000 were recorded in discontinued operations in the 39-week period ended June 26, 2004. There were no additional expenses related to this restaurant during the fiscal year ended October 2, 2004.

The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $214,000. Net operating losses of $230,000 were included in losses from discontinued operations for the fiscal year ended October 2, 2004.

The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. The Company recorded net operating losses of $148,000 during fiscal 2004 for this restaurant. These losses are included in losses from discontinued operations.

With regard to the Company's America restaurant in New York, New York, as of October 2, 2004, the Company has classified the assets and liabilities of this restaurant as "held for sale" in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") based on the fact that the Company has met the criteria under FAS 144. The Company expects the sale of this restaurant to be completed in the second quarter of 2005.

Restaurant Management

Each restaurant is managed by its own manager and has its own chef. Food products and other supplies are purchased primarily from various unaffiliated suppliers, in most cases by Company headquarters' personnel. The Company's Columbus Bakery supplies bakery products to most of the Company's New York City restaurants in addition to operating a retail bakery. The Company's Columbus Bakery in Las Vegas supplies bakery products to most of the Company's Las Vegas restaurants in addition to operating a wholesale bakery. Each of the Company's restaurants has two or more assistant managers and sous chefs (assistant chefs). Financial and management control is maintained at the corporate level through the use of an automated data processing system that includes centralized accounting and reporting.

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

Employees

At December 10, 2004, the Company employed 2,038 persons (including employees at managed facilities), 1,465 of whom were full-time employees, 573 of whom were part-time employees, 33 of whom were headquarters personnel, 201 of whom were restaurant management personnel, 599 of whom were kitchen personnel and 1,205 of whom were restaurant service personnel. A number of the Company's restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect the labor costs of the Company and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. The Company's employees are not covered by a collective bargaining agreement.

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

 Years Lease    Number of
Terms Expire   Facilities
------------   ----------
2006-2010           7
2011-2015           9
2016-2020           9
2021-2025           1
2026-2030           2

The Company's executive, administrative and clerical offices are located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York. In October 2003 the Company's landlord for this property commenced an action against the Company stating that the Company failed to validly exercise its five-year renewal option to extend the lease through October 2008. The Company currently occupies this property pending the result of litigation with its landlord. See "Item 3. Legal Proceedings" for a discussion regarding this litigation.

The Company's lease for office space related to its Washington, D.C. catering operations expires in 2012.

For information concerning the Company's future minimum rental commitments under non-cancelable operating leases, see Note 8 of Notes to Consolidated Financial Statements.

See also "Item 1. Business - Overview" for a list of restaurant properties.

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

Several unfair labor practice charges were filed against the Company in 1997 with the National Labor Relations Board (NLRB) with respect to the Company's Las Vegas subsidiary. The charges were heard in October 1997. At issue was whether the Company unlawfully terminated nine employees and disciplined six other employees allegedly in retaliation for their union activities. An Administrative Law Judge (ALJ) found that six employees were terminated unlawfully, three were discharged for valid reasons, four employees were disciplined lawfully and two employees were disciplined unlawfully. On appeal, the NLRB found that the Company lawfully disciplined five employees, and unlawfully disciplined one employee. The Company appealed the adverse rulings of the NLRB to the D.C. Circuit Court of Appeals. In July 2003 the D.C. Circuit Court of Appeals affirmed the determinations of the NLRB. The Company offered to reinstate the employees and all refused. The Company did incur any liability as a result.

In October 2003, the Company's landlord for its executive, administrative and clerical offices located in New York, New York commenced an action against the Company in the Supreme Court, New York County asserting the Company had failed to validly exercise its option with respect to the premises at issue and that the Landlord was entitled to immediate and exclusive possession of the premises. The Company answered and asserted affirmative defenses and counterclaims. By an order dated May 25, 2004, the court denied the landlord's motion for summary judgment on its complaint while granting, in part, the landlord's motion to dismiss the Company's affirmative defenses and counterclaims. Both the landlord and the Company appealed from the May 25, 2004 order, but no decision on the appeals has been issued. Pending the outcome of this litigation, the Company remains in possession of the premises.

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Executive Officers of the Registrant

The following table sets forth the names and ages of executive officers of the Company and all offices held by each person:

Name                Age   Positions and Offices
----                ---   ---------------------
Michael Weinstein    61   President and Chief Executive Officer
Vincent Pascal       61   Senior Vice President and Secretary
Robert Towers        57   Executive Vice President, Chief
                          Operating Officer and Treasurer
Paul Gordon          53   Senior Vice President
Robert Stewart       48   Chief Financial Officer

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

                                     PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market under the symbol "ARKR." The high and low sale prices for the Common Stock from September 28, 2002 through October 1, 2004 are as follows:

Calendar 2002      High      Low
-------------    -------   ------
Fourth Quarter    $ 7.42   $ 6.05

Calendar 2003
-------------

First Quarter       7.24     5.75
Second Quarter      7.75     6.20
Third Quarter      11.99     7.45
Fourth Quarter     14.35    11.15

Calendar 2004
-------------

First Quarter      17.70    13.50
Second Quarter     23.55    17.01
Third Quarter      26.11    21.62

Dividends

A quarterly cash dividend in the amount of $0.35 per share was declared and paid beginning on November 1, 2004. Prior to this, the Company has not paid any cash dividends since its inception. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future.

Number of Shareholders

As of December 16, 2003, there were 54 holders of record of the Company's Common Stock, $.01 par value. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Item 6. Selected Consolidated Financial Data

     The following table sets forth certain financial data for the fiscal years ended 2000 through 2004. During fiscal year 2004, the Company sold three of its restaurants, closed one restaurant and considered one restaurant held for sale in accordance with FAS 144. The operations of these restaurants have been presented as discontinued operations for the 2004 fiscal year, and the Company has reclassified its statements of operations data for the prior periods presented below, in accordance with FAS 144. This information should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto beginning at page F-1.

                                                                      Years Ended
                                        --------------------------------------------------------------------------
                                        October 2,   September 27,   September 28,   September 29,   September 30,
                                           2004           2003            2002            2001            2000
                                        ----------   -------------   -------------   -------------   -------------
                                                           (In thousands, except per share data)
                                                           (a)                             (b)             (c)
OPERATING DATA:
Total revenue                           $ 115,698       $102,733        $101,625       $ 106,844       $ 103,385

Cost and expenses                        (106,081)       (96,980)        (95,153)       (101,198)       (100,669)

Operating income                            9,617          5,753           6,472           5,646           2,716

Other income (expense), net                   543            403            (607)         (2,223)         (1,621)

Income from continuing operations
      before provision for income
      taxes and cumulative effect
      of accounting change                 10,160          6,156           5,865           3,423           1,095
Provision for income taxes                  2,804          1,486           1,474           1,123             384
Income from continuing operations
      before the cumulative effect
      of accounting change                  7,356          4,670           4,391           2,300             711

Loss from discontinued operations
      before benefit for income
      taxes and the cumulative effect
      of accounting change                   (965)        (1,781)           (217)        (13,614)         (6,535)
Benefit for income taxes                     (266)          (430)            (55)         (4,466)         (2,290)

Income from discontinued operations
      before the cumulative effect
      of accounting change                   (699)        (1,351)           (162)         (9,148)         (4,245)

Cumulative effect of accounting
      change--net                              --             --              --              --            (189)
NET INCOME (LOSS)                           6,657          3,319           4,229          (6,848)         (3,723)
NET INCOME (LOSS) PER SHARE:

Continuing operations basic             $    2.22       $   1.46        $   1.38       $    0.72       $    0.16
Discontinued operations basic           $   (0.21)      $  (0.42)       $  (0.05)      $   (2.88)      $   (1.33)
                                        ---------       --------        --------       ---------       ---------
   Net basic                            $    2.01       $   1.04        $   1.33       $   (2.16)      $   (1.17)

Continuing operations diluted           $    2.13       $   1.45        $   1.37       $    0.72       $    0.16
Discontinued operations diluted         $   (0.20)      $  (0.42)       $  (0.05)      $   (2.88)      $   (1.33)
                                        ---------       --------        --------       ---------       ---------
   Net diluted                          $    1.93       $   1.03        $   1.32       $   (2.16)      $   (1.17)
   Weighted average number of shares

   Basic                                    3,305          3,181           3,181           3,181           3,461
   Diluted                                  3,444          3,213           3,206           3,186           3,476

BALANCE SHEET DATA (end of period):
   Total assets                         $  44,894       $ 43,635        $ 47,960       $  53,091       $  66,297
   Working capital (deficit)                1,263         (4,802)         (7,990)         (6,569)         (5,460)
   Long-term debt                              --          7,226           9,547          21,700          24,447
   Shareholders' equity                    34,200         24,826          21,446          17,173          24,065
   Shareholders' equity per share           10.08           7.80            6.74            5.40            7.55

   Facilities in operations--end of
      year, including managed                  48             41              41              47              49

     (a) Fiscal 2003 income was adversely affected by an asset impairment charge of $667,000 related to the fixed assets of a restaurant, Lutece, located in New York.

     (b)Fiscal 2001 income was adversely affected by an asset impairment charge of $10,045,000 related to the Aladdin operations and a charge of $935,000 due to the cancellation of a development project.

     (c)Fiscal 2000 income was adversely affected by an asset impairment charge for a closed restaurant of $811,000, expenses of $280,000 from the sale of a restaurant and a $1,300,000 charge associated with a wage and hour lawsuit. Fiscal 2000 was also adversely affected by charges of $4,988,000 from the write-off of advances and working capital needs related to a project the Company withdrew from.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Accounting period

The Company's fiscal year ends on the Saturday nearest September 30. The Company reports fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended September 27, 2003 and September 28, 2002 each included 52 weeks. The fiscal year ended October 2, 2004 included 53 weeks.

Overview

In connection with the consummated sale of three of the Company's restaurants, the closure of one restaurant and the proposed sale of another restaurant, the operations of these restaurants have been presented as discontinued operations for the fiscal year ended 2004, and the Company has reclassified its statements of operations data for the prior periods presented below, in accordance with FAS
144. See "Item 1 -Recent Restaurant Dispositions and Charges", "Item 7 - Recent Restaurant Dispositions" and Note 2 of Notes to Consolidated Financial Statements.

Revenues

Total revenues at restaurants owned by the Company increased by 12.6% from fiscal 2003 to fiscal 2004 and increased by 1.1% from fiscal 2002 to fiscal 2003.

Same store sales increased 12.3%, or $12,984,000, on a Company-wide basis from fiscal 2003 to fiscal 2004. This increase was the result of a 12.2%, or $7,242,000, increase in same store sales at the Company's Las Vegas restaurants, an 11.5%, or $3,560,000, increase in same store sales at the Company's New York restaurants and a 14.3%, or $2,182,000, increase in same store sales at the Company's Washington D.C. restaurants. The increases in New York and Washington D.C. were principally due to the a general improvement in economic conditions, the public's willingness and inclination to resume vacation and convention travel and unusually good weather in these areas during spring and summer of 2004 which enabled the Company to use additional seating in its outdoor cafes. Although the Company had not raised the price of menu items offered to its customers for several years due to business conditions, the impact of the increase in food costs during 2004 caused the Company to review the price of menu items offered to its customers. The Company determined during 2004 to increase the price of menu items offered to its customers in specific locations where the Company believed consumer demand has created some elasticity.

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

Other operating income, which consists of the sale of merchandise at various restaurants, management fee income, door sales was $850,000 in fiscal 2004, $679,000 in fiscal 2003 and $474,000 in fiscal 2002.

Costs and Expenses

Food and beverage cost of sales as a percentage of total revenue was 25.5% in fiscal 2004, 24.7% in fiscal 2003 and 24.5% in fiscal 2002. Although this expense as a percentage of total revenue increased from fiscal 2003 to 2004, strong sales during fiscal 2004 allowed the Company the opportunity to create relationships with new suppliers and increase the price of menu items offered to its customers in specific locations where the Company believed consumer demand has created some elasticity to offset increased food costs.

Total costs and expenses increased by $9,101,000, or 9.4%, from fiscal 2003 to fiscal 2004. Increases in food costs, rent and payroll, as a result of the increase in total revenues, contributed to this increase. Sales increases in restaurants where the Company pays a percentage rent resulted in an increase in percentage rent of $787,000 during fiscal 2004 compared to fiscal 2003. Other operating costs and expenses also increased in fiscal 2004 due to the increase in total revenue and a one time charge of $270,000 used to pay for casino entertainment tax liability. The Company had previously thought that certain of its operations at the Venetian Hotel Resort Casino were exempt from casino entertainment tax due to the fact that such operations were not on the casino floor. As subsequent tax ruling by tax authorities determined that such operations were subject to casino entertainment tax and the Company determined to include such charge in other operating costs and expenses.

Total costs and expenses increased by $1,827,000, or 1.9%, from fiscal 2002 to fiscal 2003. During the first quarter of fiscal 2002 rent concessions granted by landlords in the aftermath of the September 11, 2001 disaster were in place. These concessions were not available during fiscal 2003 and as a result of this, and other slight increases in rent levels, rent expense for fiscal 2003 increased by $291,000 when compared to fiscal 2002. Also, sales increases in restaurants where the Company pays a percentage rent resulted in an increase in percentage rent of $168,000 during fiscal 2003 compared to fiscal 2002. During fiscal 2003 advertising expenses increased by $623,000 over fiscal 2002 as a result of increased advertising for the operations in Las Vegas. Maintenance expenses increased by $548,000 during fiscal 2003 compared to fiscal 2002. After September 11, 2001 discretionary spending was sharply restricted. Though the Company had continued to keep tight control over spending, maintenance of restaurants has been performed when required and maintenance delayed during fiscal 2002 has been completed.

Payroll expenses as a percentage of total revenues was 31.2% in fiscal 2004 compared to 32.3% in fiscal 2003 and 31.6% in fiscal 2002. Payroll expense was $36,045,000, $33,176,000 and $32,084,000 in fiscal 2004, 2003 and 2002, respectively. In fiscal 2003 and 2002, the Company had aggressively adapted its cost structure in response to lower sales expectations following September 11th. Due to the increase in sales during fiscal 2004, the Company had increased its payroll expenses incrementally. The Company continually evaluates its payroll expenses as they relate to sales.

No pre-opening expenses and early operating losses were incurred during fiscal 2004, 2003 or 2002. The Company did not open any new restaurants during fiscal 2003 and the Company received a construction and operating allowance from the landlord for the Saloon at the Neonopolis Center at Freemont Street in downtown Las Vegas, the one restaurant opened in fiscal 2002. The Company typically incurs significant pre-opening expenses in connection with its new restaurants that are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

General and administrative expenses, as a percentage of total revenue, were 5.6% in fiscal 2004, 6.5% in fiscal 2003 and 6.4% in fiscal 2002. The decrease in these expenses as a percentage of total revenue during fiscal 2004 is primarily due to increased total revenue during this period. General and administrative expenses were adversely impacted by a $370,000 increase in casualty insurance costs during fiscal 2002.

The Company managed two restaurants it did not own (The Saloon and El Rio Grande) at October 2, 2004. The Company managed one restaurant it did not own (El Rio Grande) at September 27, 2003 and September 28, 2002. Sales of El Rio Grande, which are not included in consolidated sales, were $2,786,000 in fiscal 2004, $2,765,000 in fiscal 2003 and $2,973,000 in fiscal 2002. The Company's lease of The Saloon is currently being converted into a management agreement, effective as of August 22, 2004, whereby the Company will receive a management fee of $7,000 per month, regardless of the results of operations of this restaurant. The Company entered into agreements, during fiscal 2004, to manage 11 fast food restaurants located in the Hard Rock Casinos in Hollywood and Tampa, Florida. Sales from these operations totaled $6,036,000 during the 2004 fiscal year.

Interest expense was $190,000 in fiscal 2004, $732,000 in fiscal 2003 and $1,201,000 in fiscal 2002. The significant decreases during these periods was due to lower outstanding borrowings on the Company's credit facility and the benefit from rate decreases in the prime-borrowing rate. As of October 2, 2004, the Company had no borrowings on its credit facility. Interest income was $138,000 in fiscal 2004, $162,000 in fiscal 2003 and $133,000 in fiscal 2002.

Other income, which generally consists of purchasing service fees and other income at various restaurants was $595,000, $973,000 and $461,000 for fiscal 2004, 2003 and 2002, respectively. Other income was impacted during fiscal 2003 by the Company's receipt of $508,000 in World Trade Center Grants for four restaurants located in downtown New York that were adversely impacted by the September 11, 2001 terrorist attacks.

Income Taxes

The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non-consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income, with the exception of the restaurants operating in the District of Columbia. Accordingly, the Company's overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries. During fiscal 2002 the Company abandoned its restaurant and food court operations at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas. In fiscal 2002, the Company was able to utilize the deferred tax asset created in fiscal 2001, by the impairment of these operations. During the years ended September 27, 2003 and October 2, 2004, the Company decreased its allowance for the utilization of the deferred tax asset arising from state and local operating loss carryforwards by $395,000 and $445,000 in such years based on the merger of certain unprofitable subsidiaries into profitable ones.

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

The Revenue Reconciliation Act of 1993 provides tax credits to the Company for FICA taxes paid by the Company on tip income of restaurant service personnel. The net benefit to the Company was $591,000 in fiscal 2004, $132,000 in fiscal 2003 and $755,000 in fiscal 2002.

During fiscal 2002, the Company and the Internal Revenue Service finalized the adjustments to the Company's Federal income tax returns for fiscal years 1995 through 1998. The settlement did not have a material effect on the Company's consolidated financial statements.

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

The net cash used in investing activities in fiscal 2004 of ($1,336,000) was primarily used for the replacement of fixed assets at existing restaurants. The net cash used in investing activities in fiscal 2003 of ($1,434,000) was used for the expansion of an existing restaurant in Las Vegas and for the replacement of fixed assets at existing restaurants.

The net cash used in financing activities in fiscal 2004 ($5,106,000), fiscal 2003 ($8,356,000) and fiscal 2002 ($8,072,000) was principally due to repayments of long-term debt on the Company's main credit facility in excess of borrowings on such facility.

The Company had a working capital surplus of $1,263,000 at October 2, 2004 as compared to a working capital deficit of $4,802,000 at September 27, 2003. The restaurant business does not require the maintenance of significant inventories or receivables; thus the Company is able to operate with negative working capital.

The Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), as amended in November 2001, December 2001, April 2002, and February 2003, included a $26,000,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. On July 1, 2002, the Facility converted into a term loan in the amount of $17,890,000 payable in 36 monthly installments of approximately $497,000. Upon amendment in February 2003, the term loan was converted into a revolving loan. The credit line was reduced to $11,500,000 on June 29, 2003 and $8,500,000 on September 29, 2003 until the maturity date of February 12, 2005. As of October 2, 2004, the Company had no borrowings on its credit facility. The loan bears interest at 1/2% above the bank's prime rate. The Facility also includes a $500,000 Letter of Credit Facility for use in lieu of lease security deposits. The Company has delivered $354,000 in irrevocable letters of credit on this Facility at October 2, 2004. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

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

During the year ended September 27, 2003, the Company violated covenants related to a limitation on employee loans and maintaining minimum cash flow in relation to the Company's debt service requirements. During the year ended October 2, 2004, the Company violated covenants related to a restriction on the payment of dividends and maintaining minimum cash flow in relation to the Company's debt service requirements. The Company received waivers from the bank for the covenants it was not in compliance with, for the years ended September 27, 2003 and October 2, 2004 through December 31, 2004.

In April 2000, the Company borrowed $1,570,000 from its main bank at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian. The note which is payable in 60 equal monthly installments through May 2005, is secured by such restaurant equipment. At October 2, 2004 the Company had $251,000 outstanding on this facility.

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

The Company originally accounted for this agreement as an operating lease and did not record the assets or the lease liability in the financial statements. During the year ended September 29, 2001, the Company recorded the entire amount payable under the lease as a liability of $1,600,000 based on the anticipated abandonment of the Aladdin operations. In 2002, the operations at the Aladdin were abandoned and at October 2, 2004 $496,000 remained accrued in other current liabilities representing future operating lease payments.

In September 2001, a subsidiary of the Company entered into a lease agreement with World Entertainment Centers LLC regarding the leasing of premises at the Neonopolis Center at Freemont Street for the restaurant Saloon. The Company provided a lease guaranty ("Guaranty") to induce the landlord to enter into the lease agreement. The Guaranty is for a term of two years from the date of the opening of the Saloon, May 2002, and during the first year of the Guaranty was in the amount of $350,000. Upon the first anniversary of the opening of the Saloon, May 2003, the Guaranty was reduced to $175,000 and it expired in May 2004.

A quarterly cash dividend in the amount of $0.35 per share was declared and paid beginning on November 1, 2004, resulting in a payment of $1,187,000 to shareholders of record as of October 22, 2004. Prior to this, the Company has not paid any cash dividends since its inception. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

                                                   Payments Due by Period
                                     --------------------------------------------------
                                               Within                           After 5
                                      Total    1 year   2-3 years   4-5 years    years
                                     -------   ------   ---------   ---------   -------
                                                   (in thousands of dollars)
Contractual Obligations:
Debt                                 $   251   $  251         --      $   --     $   --
Operating Leases                      35,534    7,356     12,073       6,198      9,907
                                     -------   ------    -------      ------     ------
Total Contractual Cash Obligations   $35,785   $7,607    $12,073      $6,198     $9,907
                                     =======   ======    =======      ======     ======

                                        Amount of Commitment Expiration Per Period
                                     ------------------------------------------------
                                             Within                           After 5
                                     Total   1 year   2-3 years   4-5 years    years
                                     -----   ------   ---------   ---------   -------
                                                 (in thousands of dollars)
Other Commercial Commitments:
Letters of Credit                     $354     $--       $354        $--        $--
                                      ----     ---       ----        ---        ---
Total Commercial Commitments          $354     $--       $354        $--        $--
                                      ====     ===       ====        ===        ===

Restaurant Expansion

The Company recently entered into agreements to operate a Gallagher's Steakhouse restaurant and a separate bar, yet to be named, to be constructed in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey.

Recent Restaurant Dispositions and Charges

In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded a net operating losses of $804,000 during the fiscal year ended October 2, 2004 which is included in losses from discontinued operations. The Company also incurred a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of Lutece which is payable monthly over a nine year period beginning May 17, 2004 and bears interest at a rate of 8% per annum.

On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in losses from discontinued operations. Net operating losses of $145,000 were recorded in discontinued operations for fiscal 2004. There were no additional expenses related to this restaurant during the fiscal year ended October 2, 2004.

The Company's restaurant Ernie's, located on the upper west side of Manhattan, opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $214,000. Net operating losses of $230,000 were included in losses from discontinued operations for the fiscal year ended October 2, 2004.

The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. The Company recorded net operating losses of $148,000 during fiscal 2004 for this restaurant. These losses are included in losses from discontinued operations.

The Company's restaurant America, located in New York City, has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. During fiscal 2004 the Company identified a buyer for this restaurant and is currently completing negotiations for its sale. The carrying amount of the fixed assets held for sale was approximately $128,000 as of October 2, 2004. Net income of $60,000 has been included in losses from discontinued operations for fiscal 2004. The Company expects the sale of this restaurant to be completed during the second quarter of fiscal 2005.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. The Company's significant accounting policies are more fully described in Note 1 to the Company's consolidated financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company's consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or liquidity for the periods presented in this report.

Below are listed certain policies that management believes are critical:

Use of Estimates

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

Long-Lived Assets

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

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy, no impairment charge was recorded upon adoption or during the fiscal years ended 2003 and 2004.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123
(R), "Accounting for Stock-Based Compensation." SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not determined if the adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company for fiscal 2006.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 8. Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Incorporated herein by this reference is the discussion under Item 4 of the Company's Current Report on Form 8-K, filed on January 15, 2004, and Item 4 of the Company's Current Report on Form 8-K/A, filed on January 16, 2004, reporting a change in certifying accountants. There were no disagreements related to that change in accountants.

Item 9A.

Controls and Procedures; Internal Control over Financial Reporting

Evaluation of disclosure controls and procedures. Based on their evaluation of disclosure controls as of October 2, 2004, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective as of October 2, 2004 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal year 2004 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

See Part I, Item 4. "Executive Officers of the Registrant." Other information relating to the directors and executive officers of the Company is incorporated by reference to the definitive proxy statement for the Company's 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the "Proxy Statement"). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

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

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1)  Financial Statements:                                          Page
                                                                      ---------
          Reports of Independent Registered Public Accounting Firms   F-1 - F-2

          Consolidated Balance Sheets --
          at October 2, 2004 and  September 27, 2003                     F-3

          Consolidated Statements of Operations -- For each of the
          three fiscal years ended October 2, 2004, September 27,
          2003 and September 28, 2002                                    F-4

          Consolidated Statements of Cash Flows -- For each of the
          three fiscal years ended October 2, 2004, September 27,
          2003 and September 28, 2002                                    F-5

          Consolidated Statements of Shareholders' Equity -- For
          each of the three fiscal years ended October 2, 2004,
          September 27, 2003 and September 28, 2002                      F-6

          Notes to Consolidated Financial Statements                     F-7

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

     14 Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

     16 Letter from Deloitte & Touche LLP regarding change in certifying accountants, incorporated by reference from the exhibit included with the Company's Current Report on Form 8-K filed with the SEC on January 15, 2004 and the Company's Current Report on Form 8-K/A filed with the SEC on January 16, 2004.

     *21  Subsidiaries of the Registrant.

     *23.1 Consent of Deloitte & Touche LLP.

     *23.2 Consent of J.H. Cohn LLP.

     *31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

     *31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

     *32  Section 1350 Certification

     (b)  Reports on Form 8-K

          Report on Form 8-K dated January 15, 2004

          Report on Form 8-K/A dated January 16, 2004

          Report on Form 8-K dated February 10, 2004

          Report on Form 8-K dated May 11, 2004

          Report on Form 8-K dated August 11, 2004

          Report on Form 8-K dated October 15, 2004

----------
*    Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheet of Ark Restaurants Corp. and Subsidiaries as of October 2, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ark Restaurants Corp. and Subsidiaries as of October 2, 2004, and their consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ J.H. Cohn LLP
-----------------------------
New York, New York
December 27, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheet of Ark Restaurants Corp. and subsidiaries (the "Company") as of September 27, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two fiscal years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ark Restaurants Corp. and subsidiaries as of September 27, 2003, and the results of their operations and their cash flows for each of the two fiscal years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte and Touche LLP
----------------------------------
New York, New York

December 24, 2003
(December 30, 2004 as to the reclassifications described in the final paragraph of Note 2)

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------

                                                                          October 2,   September 27,
                                                                             2004          2003
                                                                          ----------   -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                $ 4,435       $   486
   Accounts receivable                                                        2,171         1,677
   Employee receivables                                                         330           255
   Current portion of long-term receivables (Note 3)                            208           193
   Inventories                                                                1,731         1,997
   Deferred income taxes (Note 12)                                               --           281
   Prepaid expenses and other current assets                                  1,615           886
   Assets held for sale (Note 2)                                                128            --
                                                                            -------       -------

      Total current assets                                                   10,618         5,775
                                                                            -------       -------
LONG-TERM RECEIVABLES (Note 3)
                                                                              1,082         1,291
                                                                            -------        ------
FIXED ASSETS--At cost:
   Leasehold improvements                                                    29,720        34,385
   Furniture, fixtures and equipment                                         27,178        29,427
                                                                            -------       -------

                                                                             56,898        63,812

   Less accumulated depreciation and amortization                            33,437        36,748
                                                                            -------       -------

                                                                             23,461        27,064
                                                                            -------       -------

INTANGIBLE ASSETS--Net (Note 4)                                                 224           473

GOODWILL                                                                      3,515         3,515

DEFERRED INCOME TAXES (Note 12)                                               5,221         4,622

OTHER ASSETS (Note 5)                                                           773           895
                                                                            -------       -------

TOTAL                                                                       $44,894       $43,635
                                                                            =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable--trade                                                  $ 2,230       $ 3,443
   Accrued expenses and other current liabilities (Note 6)                    4,781         5,586
   Current maturities of long-term debt (Note 7)                                251           350
   Accrued income taxes                                                       2,093         1,198
                                                                            -------       -------

      Total current liabilities                                               9,355        10,577

LONG TERM DEBT - Net of current maturities (Note 7)                              --         7,226

OPERATING LEASE DEFERRED CREDIT (Notes 1 and 8)                                 899         1,006

LIABILITIES HELD FOR DISPOSITION (Note 2)                                       440            --
                                                                            -------       -------

TOTAL LIABILITIES                                                            10,694        18,809
                                                                            -------       -------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Notes 7, 9, 10 and 16):
   Common stock, par value $.01 per share -- authorized, 10,000 shares; issued and outstanding 5,462 and 5,249 at October 2, 2004
      and September 27, 2003, respectively                                       54            52
   Additional paid-in capital                                                17,202        14,743
   Retained earnings                                                         25,694        19,037
                                                                            -------       -------

                                                                             42,950        33,832

   Less stock options receivable                                                364           655
   Less treasury stock of 2,070 and 2,068 shares at October 2, 2004
   and September 27, 2003, respectively                                       8,386         8,351
                                                                            -------       -------

      Total shareholders' equity                                             34,200        24,826
                                                                            -------       -------
TOTAL                                                                       $44,894       $43,635
                                                                            =======       =======

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

--------------------------------------------------------------------------------

                                                                          Years Ended
                                                           ------------------------------------------
                                                           October 2,   September 27,   September 28,
                                                              2004           2003            2002
                                                           ---------    -------------   -------------
REVENUES:
   Food and beverage sales                                  $114,848      $102,054        $101,151
   Other income                                                  850           679             474
                                                            --------      --------        --------

         Total revenues                                      115,698       102,733         101,625
                                                            --------      --------        --------
COST AND EXPENSES:
   Food and beverage cost of sales                            29,554        25,392          24,863
   Payroll expenses                                           36,045        33,176          32,084
   Occupancy expenses                                         15,900        15,525          14,890
   Other operating costs and expenses                         14,492        12,312          12,109
   General and administrative expenses                         6,499         6,665           6,548
   Depreciation and amortization                               3,591         3,910           4,659
                                                            --------      --------        --------

         Total cost and expenses                             106,081        96,980          95,153
                                                            --------      --------        --------

OPERATING INCOME                                               9,617         5,753           6,472
                                                            --------      --------        --------

OTHER (INCOME) EXPENSE:
   Interest expense (Note 7)                                     190           732           1,201
   Interest income                                              (138)         (162)           (133)
   Other income (Note 13)                                       (595)         (973)           (461)
                                                            --------      --------        --------

                                                                (543)         (403)            607
                                                            --------      --------        --------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                        10,160         6,156           5,865

PROVISION FOR INCOME TAXES (Note 12)                           2,804         1,486           1,474
                                                            --------      --------        --------
INCOME FROM CONTINUING OPERATIONS                              7,356         4,670           4,391
                                                            --------      --------        --------
DISCONTINUED OPERATIONS:
LOSS FROM OPERATIONS OF DISCONTINUED RESTAURANTS
   (INCLUDING NET LOSSES ON DISPOSAL OF $168,000 FOR THE
   YEAR ENDED OCTOBER 2, 2004) (Note 2)                         (965)       (1,781)           (217)
BENEFIT FOR INCOME TAXES (Note 12)                              (266)         (430)            (55)
                                                            --------      --------        --------

LOSS FROM DISCONTINUED OPERATIONS                               (699)       (1,351)       $   (162)
                                                            --------      --------        --------

NET INCOME
                                                            $  6,657      $  3,319        $  4,229
                                                            ========      ========        ========
PER SHARE INFORMATION -- BASIC AND DILUTED

Continuing operations basic                                 $   2.22      $   1.46        $   1.38
Discontinued operations basic                               $  (0.21)     $  (0.42)       $  (0.05)
                                                            --------      --------        --------
NET BASIC                                                   $   2.01      $   1.04        $   1.33
                                                            ========      ========        ========

Continuing operations diluted                               $   2.13      $   1.45        $   1.37
Discontinued operations diluted                             $  (0.20)     $  (0.42)       $  (0.05)
                                                            --------      --------        --------
NET DILUTED                                                 $   1.93      $   1.03        $   1.32
                                                            ========      ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES -- Basic                     3,305         3,181           3,181
                                                            ========      ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES -- Diluted                   3,444         3,213           3,206
                                                            ========      ========        ========

See notes to consolidated financial statements.

ARK RESTAURANT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                                Years Ended
                                                                 ------------------------------------------
                                                                 October 2,   September 27,   September 28,
                                                                    2004           2003           2002
                                                                 ----------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations                               $ 7,356       $ 4,670         $ 4,391
      Adjustments to reconcile income from
         continuing operations to net cash provided
         by operating activities:

Deferred income taxes                                                  318          (355)          1,786
Depreciation and amortization                                        3,591         3,910           4,659
Operating lease deferred credit                                         53             4             (16)
Changes in operating assets and liabilities
         Receivables                                                  (514)          288            (521)
         Employee receivables                                          (75)          790            (257)
         Inventories                                                   133           (65)            181
         Prepaid expenses and other current assets                  (1,025)           18              49
         Prepaid income taxes                                           --           957             162
         Other assets                                                  208          (314)           (380)
         Accounts payable -- trade                                  (1,213)          111            (900)
         Accrued income taxes                                          895         1,198              --
         Accrued expenses and other current liabilities               (805)         (770)           (388)
                                                                   -------       -------         -------

            Net cash provided by operating activities                8,922        10,442           8,766
                                                                   -------       -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to fixed assets                                  (1,529)       (1,603)           (704)
         Issuance of demand notes and long-term receivables              -            --            (125)
         Payments received on note receivables                         193           169             282
                                                                   -------       -------         -------

            Net cash (used in) provided by investing activities     (1,336)       (1,434)           (547)
                                                                   -------       -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of long-term debt                       --         1,100           1,500
         Principal payment on long-term debt                        (7,328)       (9,355)         (9,616)
         Exercise of stock options                                   1,966            --              --
         Payment received under stock options receivables              291            61              44
         Payment of debt issuance costs                                 --          (162)             --
         Purchase of treasury stock                                    (35)           --              --
                                                                   -------       -------         -------

            Net cash used in financing activities                   (5,106)       (8,356)         (8,072)
                                                                   -------       -------         -------

NET CASH PROVIDED BY CONTINUING OPERATIONS                           2,480           652             147

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS               1,469          (985)            672
                                                                   -------       -------         -------

NET INCREASE (DECREASE) IN CASH -- AND CASH EQUIVALENTS              3,949          (333)            819

CASH AND CASH EQUIVALENTS -- Beginning of year                         486           819              --
                                                                   -------       -------         -------

CASH AND CASH EQUIVALENTS -- End of year                           $ 4,435       $   486         $   819
                                                                   =======       =======         =======

SUPPLEMENTAL INFORMATION:
   Cash payments for:
      Interest                                                     $   264       $   768         $ 1,271
                                                                   =======       =======         =======

      Income taxes                                                 $ 1,455       $   114         $   187
                                                                   =======       =======         =======

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED October 2, 2004, SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002
(In thousands)
--------------------------------------------------------------------------------

                                                Common Stock    Additional                            Stock         Total
                                              ---------------     Paid-In    Retained   Treasury     Options    Shareholders'
                                              Shares   Amount     Capital    Earnings     Stock    Receivable       Equity
                                              ------   ------   ----------   --------   --------   ----------   -------------
BALANCE, September 29, 2001                    5,249     $52      $14,743     $11,489   $(8,351)     $(760)        $17,173

   Purchase of treasury stock                     --      --           --          --        --         44              44
   Net income                                     --      --           --       4,229        --         --           4,229
                                               -----     ---      -------     -------   -------      -----         -------

BALANCE--September 28, 2002                    5,249      52       14,743      15,718    (8,351)      (716)         21,446

   Net payment on stock options receivables       --      --           --          --        --         61              61
   Net income                                     --      --           --       3,319        --         --           3,319
                                               -----     ---      -------     -------   -------      -----         -------

BALANCE--September 27, 2003                    5,249      52       14,743      19,037    (8,351)      (655)         24,826

   Exercise of stock options                     213       2        1,964          --        --         --           1,966
   Tax benefit on exercise of options             --      --          495          --        --         --             495
   Purchase of treasury stock                     --      --           --          --       (35)        --             (35)
   Payment on stock options receivables           --      --           --          --        --        291             291
   Net income                                     --      --           --       6,657        --         --           6,657
                                               -----     ---      -------     -------   -------      -----         -------

BALANCE--October 2, 2004                       5,462     $54      $17,202     $25,694   $(8,386)     $(364)        $34,200
                                               =====     ===      =======     =======   =======      =====         =======

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 2, 2004, SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002
--------------------------------------------------------------------------------

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Ark Restaurants Corp. and subsidiaries (the "Company") own and operate 22 restaurants, 26 fast food concepts, catering operations and wholesale and retail bakeries. Nine restaurants are located in New York City, nine in Las Vegas, Nevada and four in Washington, D.C. The Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort and operation of the resort's room service, banquet facilities, employee dining room and nine food court concepts. Four restaurants and bars are within the Venetian Casino Resort as well as four food court concepts; one restaurant is within the Forum Shops at Caesar's Shopping Center and one restaurant is in downtown Las Vegas at the Neonopolis Center. The Company also manages five fast food facilities in Tampa, Florida and eight fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino owned by the Seminole Indian Tribe at these locations.

     Accounting Period -- The Company's fiscal year ends on the Saturday nearest September 30. The fiscal year ended October 2, 2004 included 53 weeks. The fiscal years ended September 27, 2003, and September 28, 2002, included 52 weeks.

     Significant Estimates -- In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on long-term receivables, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial statements.

     Principles of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash Equivalents -- Cash equivalents include instruments with original maturities of three months or less.

     Accounts Receivable -- Accounts receivable is primarily composed of normal business receivables such as credit card receivables that are paid off in a short period of time. See Notes 16 and 17 for a discussion of related party receivables.

     Inventories -- Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of food and beverages, merchandise for sale and other supplies.

     Fixed Assets -- Leasehold improvements and furniture, fixtures and equipment are stated at cost. Depreciation of furniture, fixtures and equipment (including equipment under capital leases) is computed using the straight-line method over the estimated useful lives of the respective assets (three to seven years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 35 years.

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

     For the years ended October 2, 2004 and September 28, 2002, no impairment charges were deemed necessary. For the year ended September 27, 2003, an impairment charge of $667,000 was incurred on the restaurant Lutece (Note
     2).

     Intangible Assets and Goodwill -- As of September 29, 2002, the Company adopted the provisions for SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, This statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually and written down with a charge to operations when the carrying amount exceeds the estimated fair value. Prior to the adoption of SFAS No. 142, the Company amortized goodwill. The amount of such amortized goodwill was $3,515,000 as of September 28, 2002. In accordance with SFAS No. 142 the Company discontinued the amortization of goodwill effective September 29, 2002. Had the provisions of SFAS No. 142 been in effect during the year ended September 28, 2002 a reduction of amortization expense in pretax income of $364,000 or an increase of $0.11 in basic and diluted earnings per share would have been recorded. The Company has completed its annual impairment analysis as of October 2, 2004 and has determined that there is no impairment of goodwill.

     Costs associated with acquiring leases and subleases, principally purchased leasehold rights, have been capitalized and are being amortized on the straight-line method based upon the initial terms of the applicable lease agreements, which range from 10 to 21 years.

     Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period of five years.

     Amortization expense for intangible assets not including goodwill was $27,000, $15,000 and $39,000 for the years ended October 2, 2004, September 27, 2003, and September 28, 2002, respectively.

     Other Assets -- Certain legal and bank commitment fees incurred in connection with the Company's Revolving Credit and Term Loan Facility, as discussed in Note 7, were capitalized as deferred financing fees and are being amortized over two years, the remaining term of the facility.

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

     Income Taxes -- Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Income Per Share of Common Stock -- Basic net income per share is computed in accordance with Statement of Financial Accounting Standard ("SFAS")
     No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period. Dilutive net income per share reflects the additional dilutive effect of potentially dilutive shares (principally those arising from the assumed exercise of stock options).

     Stock Options -- The Company accounts for its stock options granted to employees under the intrinsic value-based method for employee stock-based compensation and provides pro forma disclosure of net income and earnings per share as if the accounting provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") had been adopted. The Company generally does not grant options to outsiders.

     SFAS No. 123 requires the Company to disclose pro forma net income and pro forma earnings per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income and earnings per share of all options granted. There were no options granted during fiscal 2004 and 2003 and no charges to operations for options issued to employees during fiscal 2004, 2003 and 2002.

     In accordance with Statement of Financial Accounting Standards No. 148 ("SFAS No. 148") and SFAS 123, the Company's pro forma option expense is computed using Black-Scholes option pricing model. To comply with SFAS 148, the Company is presenting the following table to illustrate the effect on the net income and income per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plan. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options' vesting periods.

     The pro forma impact was as follows:

                                                                 Years Ended
                                                  ------------------------------------------
                                                  October 2,   September 27,   September 28,
                                                     2004           2003            2002
                                                  ----------   -------------   -------------
                                                   (In thousands, except per share amounts)

     Net income as reported                         $6,657         $3,319          $4,229
     Deduct stock based compensation expense
        computed under the fair value method            85            118             141
                                                    ------         ------          ------
     Net income -- pro forma                        $6,572         $3,201          $4,088
                                                    ======         ======          ======
     Net income per share as reported -- basic      $ 2.01         $ 1.04          $ 1.33
     Net income per share as reported -- diluted    $ 1.93         $ 1.03          $ 1.32

     Net income per share pro forma -- basic        $ 1.99         $ 1.01          $ 1.29
     Net income per share pro forma -- diluted      $ 1.91         $ 1.00          $ 1.27

     The weighted-average assumptions which were used for options granted in fiscal 2002 included a risk free interest rate of 4.25% and volatility of 35%. An expected life of four years was used. No annual dividend yield was assumed. The weighted average grant date fair value of options granted and outstanding during fiscal 2002 was $2.05.

     Reclassifications -- Certain reclassifications of prior year balances have been made to conform with current year presentation.

2.   RECENT RESTAURANT DISPOSITIONS

     In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded net operating losses of $804,000 for Lutece during the fiscal year ended October 2, 2004 which are included in losses from discontinued operations. In 2004 the Company also incurred a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of Lutece which is payable monthly over a nine year period beginning May 17, 2004 and bears interest at a rate of 8% per annum.

     On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in losses from discontinued operations. Net operating losses of $145,000 were recorded in discontinued operations in fiscal 2004. There were no additional expenses related to this restaurant during the fiscal year ended October 2, 2004.

     The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $214,000. Net operating losses of $230,000 were included in losses from discontinued operations for the fiscal year ended October 2, 2004.

          The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. The Company recorded net operating losses of $148,000 during fiscal 2004 for this restaurant. These losses are included in losses from discontinued operations.

          The Company's restaurant America, located in New York City, has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. During fiscal 2004 the Company identified a buyer for this restaurant and is currently completing negotiations for its sale. The carrying amount of the net assets held for sale was approximately $128,000 as of October 2, 2004. Net income of $60,000 has been included in losses from discontinued operations for fiscal 2004. The Company expects the sale of this restaurant to be completed during the second quarter of fiscal 2005.

          In accordance with SFAS No. 144, all prior years included in the accompanying consolidated statements of operations and cash flows have been reclassified to separately show the results of operations and cash flows of these discontinued operations. Total revenues of these discontinued operations were $6,501,000, $13,860,000 and $14,968,000 in fiscal 2004,
     2003 and 2002, respectively.

3.   LONG-TERM RECEIVABLES

     Long-term receivables consist of the following:

                                                                     October 2,   September 27,
                                                                        2004           2003
                                                                     ----------   -------------
                                                                           (In thousands)
     Note receivable collateralized by fixed assets and lease at a restaurant sold by the Company, at 8% interest; due in
        monthly installments through December 2006 (a)                 $  192         $  268

     Note receivable colleteralized by fixed assets and lease at a restaurant sold by the Company, at 7.5% interest; due in
        monthly installments through December 2008 (b)                  1,009          1,104

     Note receivable collateralized by fixed assets and lease at a restaurant at 7.0% interest; due in monthly installments
        through December 2007 (c)                                          89            112
                                                                       ------         ------

                                                                        1,290          1,484
     Less current portion                                                 208            193
                                                                       ------         ------
                                                                       $1,082         $1,291
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

          The Company recognized a gain of approximately $585,000 in the fiscal year ended September 27, 2003 in connection with the sale of this restaurant. The gain recognized reflected the realization of a gain that had been deferred originally due to the length of the note and the substantial balance due upon maturity ($519,000). A review of the performance of this note and the security underlying it has lead management to conclude that the full amount will likely be collected and, accordingly, the note no longer requires a reserve. Consequently, the Company eliminated this reserve and included the amount in revenue, in other income, for the year ended September 27, 2003. As a result of the reclassification of discontinued operations this gain is included in losses from discontinued operations for fiscal 2003.

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

4.   INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                       October 2,   September 27,
                                          2004           2003
                                       ----------   -------------
                                             (In thousands)

     Purchased leasehold rights (a)    $  611           $  751
     Noncompete agreements and other      600              926
                                       ------           ------

                                        1,211            1,677

     Less accumulated amortization        987            1,204
                                       ------           ------

        Total intangible assets        $  224           $  473
                                       ======           ======

     (a) Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

5.   OTHER ASSETS

     Other assets consist of the following:

                               October 2,   September 27,
                                  2004           2003
                               ----------   -------------
                                     (In thousands)
     Deposits and other           $350           $378
     Deferred financing fees        27            117
     Landlord receivable (a)       396            400
                                  ----           ----

                                  $773           $895
                                  ====           ====

     (a) This balance represents certain costs paid by the Company on behalf of a landlord, that under an agreement with the landlord will be used as a future offset to contingent rent payments for certain Las Vegas restaurants.

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                      October 2,   September 27,
                                                         2004          2003
                                                      ----------   -------------
                                                           (In thousands)
     Sales tax payable                                  $  833        $  737
     Accrued wages and payroll related costs             1,430         1,390
     Customer advance deposits                             853           815
     Accrued and other liabilities                       1,169         1,770
     Abandonment accrual (a)                               496           874
                                                        ------        ------
                                                        $4,781        $5,586
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

7.   NOTES PAYABLE AND CREDIT FACILITY

     The Company's debt consists of the following:

                                                                                 October 2,   September 27,
                                                                                    2004           2003
                                                                                 ----------   -------------
                                                                                     (In thousands)
     Notes issued in connection with refinancing of restaurant equipment, with interest at 8.80%, payable in monthly
       installments through May 2005 (a)                                            $251          $  601

     Revolving Credit and Term Loan Facility with interest at the
       prime rate, plus 1/2%, due February 16, 2005 (b)                               --           6,975
                                                                                    ----          ------

                                                                                     251           7,576
     Less current maturities                                                         251             350
                                                                                    ----          ------
                                                                                    $ --          $7,226
                                                                                    ====          ======

     (a) In April 2000, the Company borrowed from its main bank $1,570,000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The notes bear interest at 8.80% per annum and are payable in 60 equal monthly installments of $32,439 inclusive of interest, until maturity in May 2005.

     (b) As of October 2, 2004, the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line has a maturity date of February 12, 2005. The Company had no borrowings outstanding on the Facility at October 2, 2004. Borrowings on the Facility bear interest at 1/2% above the bank's prime rate. The Facility also includes a $500,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $354,000 in irrevocable letters of credit on this Facility. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

          The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

          The Facility includes restrictions relating to, among other things, indebtedness for borrowed money, capital expenditures, mergers, sale of assets, dividends and liens on the property of the Company. The Facility also requires the Company to comply with certain financial covenants at the end of each quarter such as minimum cash flow in relation to the Company's debt service requirements, ratio of debt to equity, and the maintenance of minimum shareholders' equity. In December 2001 and April 2002, certain covenants in the Facility were modified for fiscal 2002 and beyond. The Company violated a covenant related to a limitation on cash flow during the quarter ended October 2, 2004. The Company received a waiver through December 31, 2004 from Bank Leumi USA for the covenant with which it was not in compliance. The Company has historically received waivers for any covenant violation.

          In September 2001, a subsidiary of the Company entered into a lease agreement with World Entertainment Centers LLC regarding the leasing of premises at the Neonopolis Center at Freemont Street in Las Vegas, Nevada for the restaurant Saloon. The Company provided a lease guaranty ("Guaranty") to induce the landlord to enter into the lease agreement. The Guaranty was for a term of two years from the date of the opening of the Saloon, May 2002, and during the first year of the Guaranty was in the amount of $350,000. Upon the first anniversary of the opening of the Saloon, May 2003, the Guaranty was reduced to $175,000 and expired in May 2004.

8.   COMMITMENTS AND CONTINGENCIES

     Leases--The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2025. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurants' sales in excess of stipulated amounts at such facility.

     As of October 2, 2004, future minimum lease payments, net of sublease rentals, under noncancelable leases are as follows:

                                  Amount
     Fiscal Year              (In thousands)
     -----------              --------------
     2005                         $ 7,356
     2006                           7,451
     2007                           4,622
     2008                           3,342
     2009                           2,856
     Thereafter                     9,907
                                  -------

     Total minimum payments       $35,534
                                  =======

     In connection with the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $354,000 as security deposits under such leases.

     Rent expense was $12,104,000, $11,027,000 and $10,737,000 during the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively. Contingent rentals, included in rent expense, were $4,153,000, $3,366,000 and $3,198,000 for the fiscal years ended October 2,
     2004, September 27, 2003 and September 28, 2002, respectively.

     In August 2004, the Company entered into a lease agreement to operate a Gallagher's Steakhouse and separate bar, yet to be named, at the Resorts International Hotel and Casino in Atlantic City, New Jersey. The landlord has agreed to contribute up to $3,000,000 towards the construction of these facilities which the Company believes will be sufficient to complete construction. The restaurant and bar are scheduled to open in July 2005. The future minimum lease payments from these lease agreements are included in the above schedule.

     Legal Proceedings--In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker's compensation claims, which are generally handled by the Company's insurance carriers.

     The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. The Company does not believe that any of such suits will have a materially adverse effect upon the Company's consolidated financial statements or operations.

     Several unfair labor practice charges were filed against the Company in 1997 with the National Labor Relations Board (NLRB) with respect to the Company's Las Vegas subsidiary. The charges were heard in October 1997. At issue was whether the Company unlawfully terminated nine employees and disciplined six other employees allegedly in retaliation for their union activities. An Administrative Law Judge (ALJ) found that six employees were terminated unlawfully, three were discharged for valid reasons, four employees were disciplined lawfully and two employees were disciplined unlawfully. On appeal, the NLRB found that the Company lawfully disciplined five employees, and unlawfully disciplined one employee. The Company appealed the adverse rulings of the NLRB to the D.C. Circuit Court of Appeals. In July 2003, the D.C. Circuit Court of Appeals affirmed the determinations of the NLRB. The Company offered to reinstate the employees during fiscal 2004 and they refused. The Company incurred no liability as a result.

9.   COMMON STOCK REPURCHASE PLAN

     In August 1998, the Company authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. In April 1999, the Company authorized the repurchase of an additional 300,000 shares of the Company's outstanding common stock. For the year ended October 2, 2004 the Company repurchased 2,500 shares at a total cost of $35,000. For the years ended September 27, 2003 and September 28, 2002, there were no repurchases of common stock.

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

     Additional information follows:

                                                     2004                      2003                       2002
                                           -----------------------   ------------------------   -------------------------
                                                          Weighted                   Weighted                   Weighted
                                                           Average                    Average                    Average
                                                          Exercise                   Exercise                   Exercise
                                               Shares       Price        Shares        Price        Shares        Price
                                           ------------   --------   -------------   --------   -------------   ---------
     Outstanding, beginning of year             392,500     $ 7.91         392,500      $7.91         330,000     $10.72

     Options:
        Granted                                      --                         --                    240,000       6.30
        Exercised                              (212,500)      9.18              --                         --
        Canceled or expired                      (2,000)     10.00              --                   (177,500)     10.24
                                           ------------              -------------              -------------

     Outstanding, end of year (a)               178,000       6.30         392,500       7.91         392,500       7.91
                                           ============              =============              =============

     Exercise price, outstanding options   $6.30 - 7.50              $6.30 - 10.00              $6.30 - 10.00

     Weighted average years                  2.14 Years                 2.06 Years                 3.06 Years

     Shares available for future grant          371,000                    371,000                    371,000

     Options exercisable (a)                     60,500       6.30         220,000       9.10         168,000      10.00


     (a) Options become exercisable at various times until expiration dates ranging from December 2003 through December 2006.

11.  MANAGEMENT FEE INCOME

     As of October 2, 2004, the Company provides management services to two fast food courts and one restaurant it does not own. In accordance with the contractual arrangements, the Company earns management fees based on operating profits as defined by the agreement.

     Management fee income relating to these services was $386,000, $120,000 and $30,000 for the years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively.

     Restaurants managed had sales of $9,566,000, $2,765,000 and $2,973,000 during the management periods within the years ended October 2, 2004, September 27, 2003 and September 28, 2002, respectively, which are not included in consolidated net sales of the Company.

12.  INCOME TAXES

     The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each subsidiary on a nonconsolidated basis. For New York State and City income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income.

     The provision (benefit) for income taxes attributable to continuing and discontinued operations consists of the following:

                                                           Years Ended
                                          ------------------------------------------
                                          October 2,   September 27,   September 28,
                                             2004           2003            2002
                                          ----------   -------------   -------------
                                                        (In thousands)
     Current provision (benefit):
        Federal                             $2,168         $1,534         $(2,151)
        State and local                        514            316             872
                                            ------         ------         -------

                                             2,682          1,850          (1,279)
                                            ------         ------         -------

     Deferred provision (benefit):
        Federal                                259              3           2,784
        State and local                       (403)          (797)            (86)
                                            ------         ------         -------

                                              (144)          (794)          2,698
                                            ------         ------         -------

                                            $2,538         $1,056         $ 1,419
                                            ======         ======         =======

     The provision for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:

                                                                        Years Ended
                                                       ------------------------------------------
                                                       October 2,   September 27,   September 28,
                                                          2004           2003            2002
                                                       ----------   -------------   -------------
                                                                      (In thousands)
     Provision for Federal
        income taxes (34%)                               $3,126        $1,488          $1,920

     State and local income taxes net of Federal
        tax benefit                                         334           208             575

     Amortization of goodwill                                --            --              26

     Tax credits                                           (591)         (132)           (755)

     State and local net operating loss carryforward
        allowance adjustment                               (414)         (445)             --

     Other                                                   83           (63)           (347)
                                                         ------        ------          ------

                                                         $2,538        $1,056          $1,419
                                                         ======        ======          ======

     Deferred tax assets or liabilities are established for: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company's net deferred tax asset are as follows:

                                           October 2,   September 27,
                                              2004          2003
                                           ----------   -------------
                                                 (In thousands)
     Deferred tax assets (liabilities):
        Operating loss carryforwards        $ 2,128        $ 2,206
        Operating lease deferred credits        377            458
        Carryforward tax credits              5,024          5,472
        Depreciation and amortization        (1,598)        (2,140)
        Deferred gains                         (107)          (151)
        Valuation allowance                    (486)          (900)
        Inventory                              (270)          (270)
        Pension withdrawal liability            153             --
        Asset impairment                         --            228
                                            -------        -------

                                            $ 5,221        $ 4,903
                                            =======        =======

     A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $486,000 at October 2, 2004, $900,000 at September 27, 2003 and $1,031,000 at September 28, 2002. The Company decreased its allowance for the utilization of the deferred tax asset arising from state and local operating loss carryforwards by $395,000 and $445,000 for the years ended October 2, 2004 and September 27, 2003, respectively, based on the merger of certain unprofitable subsidiaries into profitable ones. The Company has state operating loss carryforwards of $27,371,000, which expire in the years 2004 through 2018.

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

13.  OTHER INCOME

     Other income consists of the following:

                                                                Years Ended
                                              ------------------------------------------
                                              October 2,   September 27,   September 28,
                                                 2004          2003            2002
                                              ----------   -------------   -------------
                                                              (In thousands)
     Purchasing service fees                     $ 61           $ 58            $123
     World Trade Center Recovery Grants (a)        --            508              --
     Other                                        534            407             338
                                                 ----           ----            ----

                                                 $595           $973            $461
                                                 ====           ====            ====

     (a) During the fiscal year ended September 27, 2003, the Company applied for grants to the World Trade Center Business Recovery Grant Program for four restaurants located in downtown New York. The program was established to compensate businesses for economic losses resulting from the September 11, 2001 disaster. As a result of our applications, the Company received compensation of $508,000 during the fourth quarter of the year ended September 27, 2003.

14.  INCOME PER SHARE OF COMMON STOCK

     A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended October 2, 2004, September 27, 2003 and September 28, 2002 follows.

                                        Income          Shares      Per-Share
                                      (Numerator)   (Denominator)     Amount
                                      -----------   -------------   ---------
                                      (In thousands, except per share amounts)
     Year ended October 2, 2004:
        Basic EPS                        $6,657         3,305         $2.01
        Stock options                        --           139         (0.08)
                                         ------         -----         -----
        Diluted EPS                      $6,657         3,444         $1.93
                                         ======         =====         =====

     Year ended September 27, 2003:
        Basic EPS                        $3,319         3,181         $1.04
        Stock options                        --            32         (0.01)
                                         ------         -----         -----

       Diluted EPS                       $3,319         3,213         $1.03
                                         ======         =====         =====

     Year ended September 28, 2002:
       Basic EPS                         $4,229         3,181         $1.33
       Stock options                         --            25         (0.01)
                                         ------         -----         -----

       Diluted EPS                       $4,229         3,206         $1.32
                                         ======         =====         =====

     For the years ended September 27, 2003 and September 28, 2002, stock options for shares of 168,000 and 178,000, respectively, were not included in the computation of diluted EPS because to do so would have been antidilutive.

15.  QUARTERLY INFORMATION (UNAUDITED)

     The following table sets forth certain quarterly operating data.

                                                                    Fiscal Quarters Ended
                                                      ------------------------------------------------
                                                      December 27,   March 27,   June 26,   October 2,
                                                          2003         2004        2004        2004
                                                      ------------   ---------   --------   ----------
                                                          (In thousands except per share amounts)
     2004

     Food and beverage sales                             $24,592      $24,739    $32,504    $33,013

     Net income from continuing operations                   418          494      3,094      3,350
     Net income (loss) from discontinued operations          138         (608)       (34)      (195)
                                                         -------      -------    -------    -------
        Net income (loss)                                    556         (114)     3,060      3,155

     Per share information - basic and diluted:

     Continuing operations basic                         $  0.13      $  0.15    $  0.89    $  0.99
     Discontinued operations basic                          0.05        (0.19)     (0.01)     (0.06)
                                                         -------      -------    -------    -------
        Net basic                                        $  0.18      $ (0.04)   $  0.88    $  0.93

     Continuing operations diluted                       $  0.13      $  0.15    $  0.85    $  0.95
     Discontinued operations diluted                        0.04        (0.19)     (0.01)     (0.06)
                                                         -------      -------    -------    -------
        Net diluted                                      $  0.17      $ (0.04)   $  0.84    $  0.89

                                                                      Fiscal Quarters Ended
                                                      ---------------------------------------------------
                                                      December 28,   March 29,   June 28,   September 27,
                                                          2002          2003       2003         2003
                                                      ------------   ---------   --------   -------------
                                                             (In thousands except per share amounts)
     2003

     Food and beverage sales                            $22,497       $22,338    $28,120       $29,099

     Net income (loss) from continuing operations           (91)          273      1,781         2,707
     Net (loss) from discontinued operations                (25)         (243)      (162)         (921)
                                                        -------       -------    -------       -------
        Net income (loss)                                  (116)           30      1,619         1,786

     Per share information - basic and diluted:

     Continuing operations basic                        $ (0.03)      $  0.05    $  0.56       $  0.85
     Discontinued operations basic                        (0.01)        (0.04)     (0.05)        (0.29)
                                                        -------       -------    -------       -------
        Net basic                                       $ (0.04)      $  0.01    $  0.51       $  0.56

     Continuing operations diluted                      $ (0.03)      $  0.05    $  0.55       $  0.84
     Discontinued operations diluted                      (0.01)        (0.04)     (0.05)        (0.29)
                                                        -------       -------    -------       -------
        Net diluted                                     $ (0.04)      $  0.01    $  0.50       $  0.55

16.  STOCK OPTION RECEIVABLES

     Stock option receivables include amounts due from officers and directors totaling $364,000 and $655,000 at October 2, 2004 and September 27, 2003, respectively. Such amounts which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest (4.25% at October 2, 2004 and 4% at September 27, 2003).

17.  RELATED PARTY TRANSACTIONS

     Receivables due from officers and directors, excluding stock option receivables, totaled $52,000 at October 2, 2004 compared to $85,000 at September 27, 2003. Other employee loans totaled $278,000 at October 2, 2004 compared to $166,000 at September 27, 2003. Such loans bear interest at the minimum statutory rate (2.24% at October 2, 2004 and 1.52% at September 27, 2003).

18.  SUBSEQUENT EVENTS

     On October 12, 2004 the Company announced that the Board of Directors instituted a dividend policy by declaring a regular quarterly dividend of $.35 a share on the Company's outstanding common stock beginning November 1, 2004 to shareholders of record at the close of business October 22, 2004. On November 1, 2004 the Company paid dividends of $1,187,000.

                                     ******

                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARK RESTAURANTS CORP.


                                        By: /s/ Michael Weinstein
                                            ------------------------------------
                                            Michael Weinstein
                                            President and Chief Executive
                                            Officer

Date: December 31, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                              Date
---------                      -----                              ----


/s/ Michael Weinstein          Chairman of the Board President,   December 31, 2004
----------------------------   Chief Executive Officer and
(Michael Weinstein)            Director


/s/ Vincent Pascal             Senior Vice President,             December 31, 2004
----------------------------   Secretary and Director
(Vincent Pascal)


/s/ Robert Towers              Executive Vice President,          December 31, 2004
----------------------------   Treasurer, Chief Operating
(Robert Towers)                Officer and Director


/s/ Robert Stewart             Chief Financial Officer            December 31, 2004
----------------------------
(Robert Stewart)


/s/ Marcia Allen               Director                           December 31, 2004
----------------------------
(Marcia Allen)


/s/ Steven Shulman             Director                           December 31, 2004
----------------------------
(Steven Shulman)


/s/ Paul Gordon                Senior Vice President              December 31, 2004
----------------------------   and Director
(Paul Gordon)


/s/ Bruce R. Lewin             Director                           December 31, 2004
----------------------------
(Bruce R. Lewin)


/s/ Arthur Stainman            Director                           December 31, 2004
----------------------------
(Arthur Stainman)


/s/ Edward Lowenthal           Director                           December 31, 2004
----------------------------
(Edward Lowenthal)

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

   14 Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

   16 Letter from Deloitte & Touche LLP regarding change in certifying accountants, incorporated by reference from the exhibit included with the Company's Current Report on Form 8-K filed with the SEC on January 15, 2004 and the Company's Current Report on Form 8-K/A filed with the SEC on January 16, 2004.

  *21   Subsidiaries of the Registrant.

*23.1   Consent of Deloitte & Touche LLP.

*23.2   Consent of J.H. Cohn LLP.

*31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

*31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

  *32   Section 1350 Certification.

*    Filed herewith.