Form 10-Q
period 2005-01-01
ARK RESTAURANTS CORP
filed 2005-02-15
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Class Outstanding shares at February 3, 2004 (Common stock, $.01 par value) 3,415,199

               Class                      Outstanding shares at February 3, 2004
------------------------------            --------------------------------------
(Common stock, $.01 par value)                            3,415,199

                            PART I

                     FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars and shares in Thousands)
--------------------------------------

                                                                January 1,   October 2,
                                                                   2005         2004
ASSETS                                                          (unaudited)

CURRENT ASSETS:
  Cash                                                             $ 1,375      $ 4,435
  Accounts receivable                                                3,576        2,171
  Employee receivables                                                 227          330
  Current portion of long-term receivables                             182          208
  Inventories                                                        1,724        1,731
  Prepaid expenses and other current assets                          1,650        1,615
  Assets held for sale                                                 125          128
                                                                    ------      -------
           Total current assets                                      8,859       10,618
                                                                    ------      -------

LONG-TERM RECEIVABLES                                                1,028       1,082
                                                                    ------      -------

FIXED ASSETS
  Leasehold improvements                                            30,194       29,720
  Furniture, fixtures and equipment                                 27,245       27,178
                                                                    ------      -------
                                                                    57,439       56,898
  Less accumulated depreciation and
    amortization                                                    34,321       33,437
                                                                    ------      -------
                                                                    23,118       23,461

INTANGIBLE ASSETS, NET                                               3,676        3,739

DEFERRED INCOME TAXES                                                5,413        5,221

OTHER ASSETS                                                           751          773
                                                                    ------      -------

TOTAL ASSETS                                                       $42,845      $44,894
                                                                   =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable-trade                                           $ 1,853      $ 2,230
  Accrued expenses and other current liabilities                     4,307        4,781
  Accrued income taxes                                                 733        2,093
  Current maturities of long-term debt                                 220          251
                                                                    ------      -------
       Total current liabilities                                     7,113        9,355

OPERATING LEASE DEFERRED CREDIT                                        862          899

LIABILITIES HELD FOR DISPOSITION                                       418          440
                                                                    ------      -------
TOTAL LIABILITIES                                                    8,393       10,694
                                                                    ------      -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, per value $.01 per share -
    authorized, 10,000 shares
    issued, 5,476 and 5,462 shares                                      55           54
  Additional paid-in capital                                        17,401       17,202
  Treasury stock, 2,068 shares                                      (8,386)      (8,386)
  Receivables from employees from stock option exercises              (309)        (364)
  Retained earnings                                                 25,691       25,694
                                                                    ------      -------
       Total shareholders' equity                                   34,452       34,200
                                                                    ------      -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $42,845      $44,894
                                                                   =======      =======


See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except per share amounts)
-----------------------------------------------------------

                                                                                    13 Weeks Ended
                                                                              -------------------------
                                                                              January 1,   December 27,
                                                                                 2005          2003
                                                                                 ----          ----
TOTAL REVENUES                                                                  $26,882       $24,672
                                                                                -------       -------

COST AND EXPENSES:

Food and beverage cost of sales                                                   6,686        6,342
Payroll expenses                                                                  8,653        8,185
Occupancy expenses                                                                4,117        3,972
Other operating costs and expenses                                                3,106        3,087
General and administrative expenses                                               1,820        1,473
Depreciation and amortization                                                       947          996
                                                                                -------       -------

  Total costs and expenses                                                       25,329       24,055
                                                                                -------       -------

OPERATING INCOME                                                                  1,553          617
                                                                                -------       -------

OTHER (INCOME) EXPENSE:

Interest (income) expense, net                                                      (25)          58
Other income                                                                        (69)         (84)
                                                                                -------       -------
  Total other (income) expense                                                      (94)         (26)
                                                                                -------       -------

Income from continuing operations
  before income taxes                                                             1,647          643

Provision for income taxes                                                          478          225
                                                                                -------       -------

Income from continuing operations                                                 1,169          418
                                                                                -------       -------

DISCONTINUED OPERATIONS:
Income from operations of discontinued restaurants
  (including gain on disposal of $225,000 for the 13-weeks ended                     21          213
  12/27/2003)

Provision for income taxes                                                            6           75
                                                                                -------       -------
Income from discontinued operations                                                  15           138
                                                                                -------       -------

NET INCOME                                                                      $ 1,184       $   556
                                                                                =======       =======


PER SHARE INFORMATION - BASIC AND DILUTED

Continuing operations basic                                                     $   .34       $   .13
Discontinued operations basic                                                   $   .01       $   .05
                                                                                -------       -------
Basic                                                                           $   .35       $   .18
                                                                                =======       =======

Continuing operations diluted                                                   $   .33       $   .13
Discontinued operations diluted                                                 $   .01       $   .04
                                                                                -------       -------
Diluted                                                                         $   .34       $   .17
                                                                                =======       =======

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                                           3,395         3,181
                                                                                =======       =======

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED                                         3,533         3,322
                                                                                =======       =======


See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
-----------------------------------------------------------


                                                                                                  13 Weeks Ended
                                                                                             -------------------------
                                                                                             January 1,   December 27,
                                                                                                2005          2003
                                                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income from continuing operations                                                       $ 1,169        $ 418
  Adjustments to reconcile net income from continuing operations to net cash used in operating activities:

Deferred income taxes                                                                             (79)         177
Depreciation and amortization                                                                     947          996
Operating lease deferred credit                                                                   (37)        (116)
Changes in operating assets and liabilities:
  Receivables                                                                                  (1,405)        (604)
  Employee receivables                                                                            103            3
  Inventories                                                                                       7          172
  Prepaid expenses and other current assets                                                       (35)           3
  Other assets                                                                                     22           (5)
  Accounts payable - trade                                                                       (377)         296
  Accrued income taxes                                                                         (1,360)        (987)
  Accrued expenses and other current liabilities                                                 (474)        (582)
                                                                                              -------      -------
            Net cash used in operating activities                                               (1,519)        (229)
                                                                                              -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                                      (542)         (65)
  Additions to intangible assets                                                                               (28)
  Payments received on long-term receivables                                                       80           45
  Advances to affiliates                                                                         -          (1,000)
                                                                                              -------      -------
           Net cash used in investing activities                                                 (462)      (1,048)
                                                                                              -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                       -             801
  Principal payments on long-term debt                                                            (31)         (85)
  Dividends paid                                                                               (1,187)        -
  Exercise of stock options                                                                        88         -
  Proceeds from stock option receivables                                                           55            4
                                                                                              -------      -------
           Net cash provided by (used in) in financing activities                              (1,075)         720
                                                                                              -------      -------
NET CASH USED IN CONTINUING OPERATIONS                                                         (3,056)        (557)

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                             (4)         500
                                                                                              -------      -------

NET DECREASE IN CASH                                                                           (3,060)         (57)

CASH, Beginning of period                                                                       4,435          486
                                                                                              -------      -------

CASH, End of period                                                                           $ 1,375      $   429
                                                                                              =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:

  Interest                                                                                    $     3      $    95
                                                                                              =======      =======

  Income taxes                                                                                $ 1,920      $ 1,105
                                                                                              =======      =======


See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 1, 2005
(Unaudited)
----------------------------------------------------

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at January 1, 2005, results of operations and cash flows for the 13-week periods ended January 1, 2005 and December 27, 2003, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 2, 2004. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

         Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

2. RECENT RESTAURANT DISPOSITIONS

         In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded operating losses of $55,000 during the 13-week period ended January 1, 2005 and $74,000 in the comparable prior year period. These losses are included in income from discontinued operations.

         On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in income from discontinued operations.

         The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $214,000 during the second quarter of fiscal 2004 which is included in income from discontinued operations.

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

         The Company's restaurant America, located in New York City, has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant and scheduled a closing of this sale in March 2005. The carrying amount of the fixed assets held for sale was approximately $125,000 as of January 1, 2005. Net income of $76,000 has been included in discontinued operations for the 13-week period ended January 1, 2005 and $155,000 in the comparable prior year quarter. The Company expects the sale of this restaurant to be completed during the second quarter of fiscal 2005.

3. CREDIT FACILITY

         As of January 1, 2005, the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), included an $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line matured on February 12, 2005. The Company had no borrowings outstanding on this facility at January 1, 2005. Borrowings on the Facility bore interest at 1/2% above the bank's prime rate. The Facility also included a $500,000 letter of credit facility for use in lieu of lease security deposits. The Company had delivered $354,000 in irrevocable letters of credit on this Facility. The Company is currently negotiating a new facility with its main bank which will only be a letter of credit facility. The Company generally has been required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

4. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

         Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $309,000 at January 1, 2005 and $364,000 at October 2, 2004. Such amounts, which are due from the exercise of stock options in accordance with the Company's Stock Option Plan, are payable on demand with interest at 1/2% above prime (5.25% at January 1, 2005).

5.  INCOME PER SHARE OF COMMON STOCK

         Basic net income per share is computed in accordance with SFAS No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period. Diluted net income per share reflects the additional dilutive effect of potential common stock. Potential common stock is computed using the treasury stock method for dilutive stock options and warrants.

         For the 13-week period ended January 1, 2005 options to purchase 358,000 shares of common stock at a price range of $6.30 to $29.60 were included in diluted income per share. For the 13-week period ended December 27, 2003, options to purchase 393,000 shares of common stock at a price of $6.30 to $10.00 were included in diluted income per share.

         During the quarter ended January 1, 2005, employees exercised options to purchase 14,000 shares of common stock at a price of $6.30. The Company received $88,000 as a result of the exercise of these options. In accordance with the exercise of the stock options, the Company derived a tax benefit of $112,000 during the period ended January 1, 2005. Accordingly, the Company reduced its tax liability and increased additional paid-in capital for the same amount.

6.  STOCK OPTIONS

         The Company uses the intrinsic value-based method for employee stock options. SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to disclose pro forma net income (loss) and pro forma earnings (loss) per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income and earnings per share of the options granted for the quarters ended January 1, 2005 and December 27, 2003.

         On December 21, 2004, the Company granted options to employees to purchase 194,000 shares of common stock at $29.60 per share. These options will vest after two years and expire ten years after the date of grant. The assumptions used for the 13-week period ended January 1, 2005 for options granted on December 21, 2004 included a risk-free interest rate of 3.37%, volatility of 37%, a dividend yield of 3% and an expected life of three years.

The pro forma impact is as follows:



                    (in thousands, except per share amounts)
                    ----------------------------------------

                                                        13 Weeks ended     13 Weeks ended
                                                       January 1, 2005   December 27, 2003
Net income as reported                                    $ 1,184            $ 556

Deduct stock based employee compensation expense
computed under the fair value method                      $   (38)           $ (19)
                                                          -------            -----

Net income - pro forma                                    $ 1,146            $  537
                                                          =======            ======

Earnings per share as reported -basic                     $  0.35            $ 0.18
Earnings per share as reported - diluted                  $  0.34            $ 0.17

Earnings per share pro forma - basic                      $  0.34            $ 0.17
Earnings per share pro forma - diluted                    $  0.32            $ 0.16

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options beginning with its fiscal quarter ending September 30, 2005.


7. DIVIDENDS

A quarterly cash dividend in the amount of $1,187,000, or $0.35 per share, was paid on November 1, 2004. In addition, another quarterly cash dividend in the amount of $0.35 per share was paid on February 1, 2005.

8. RELATED PARTY TRANSACTIONS

         Receivables due from officers and employees, excluding stock option receivables, totaled $227,000 at January 1, 2005 and $330,000 at October 2, 2004. Such loans bear interest at the minimum statutory rate, 2.75% at January 1, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Certain of these risks and uncertainties are discussed under the heading "forward looking statements" in the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 2004.

         In connection with the consummated sale of three of the Company's restaurants, the closure of one restaurant and the pending sale of another restaurant, the operations of these restaurants have been presented as discontinued operations for the 13-week period ended January 1, 2005, and the Company has reclassified its statements of operations and cash flow data for the prior periods presented below, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") based on the fact that the Company has met the criteria under FAS 144. These dispositions are discussed below in "Recent Restaurant Dispositions."

Revenues

            During the Company's first fiscal quarter of 2005, total revenues of $26,882,000 increased 9.0% compared to total revenues of $24,672,000 in the first fiscal quarter of 2004. Revenues for the first fiscal quarter of 2005 were reduced by $1,109,000 and revenues for the first fiscal quarter of 2004 were reduced by $3,430,000 as a result of the sale of three restaurants, the closure of one restaurant and the proposed sale of another restaurant and their reclassification to discontinued operations. The Company had net income of $1,184,000 in the first fiscal quarter of 2005 compared to net income of $556,000 in the first fiscal quarter of 2004.

         Same store sales in Las Vegas increased by $973,000 or 6.6% in the first fiscal quarter of 2005 compared to the first fiscal quarter of 2004 as a result of continued strong business in Las Vegas. Same store sales in the Company's Las Vegas operations were negatively affected by the closure of the Company's "Venus" bar/nightclub facility for re-concepting during a portion of the first fiscal quarter of 2005. This bar/nightclub facility re-opened as "Vivid" on February 4, 2005. Same store sales in New York increased $796,000 or 10.5% during the first quarter. Same store sales in Washington D.C. increased by $355,000 or 10.7% during the first quarter. The increases in New York and Washington D.C. were principally due to the a general improvement in economic conditions, the public's willingness and inclination to resume vacation and convention travel and increases in the price of menu items offered to the Company's customers, in specific locations where the Company believed consumer demand has created some elasticity, instituted by the Company in 2004 to offset increased food costs during portions of 2004. Company-wide same store sales increased 8.3% for the first quarter.


Costs and Expenses

         Food and beverage costs for the first quarter of 2005 as a percentage of total revenues were 24.9% compared to 25.7% in the first quarter of 2004. Increases in the price of menu items offered to the Company's customers, in specific locations where the Company believed consumer demand has created some elasticity, instituted by the Company in 2004 to offset increased food costs during portions of 2004 had a positive effect on this category of expenses.

         Payroll expenses as a percentage of total revenues were 32.2% for the first quarter of 2005 as compared to 33.2% in the first quarter of 2004. Occupancy expenses as a percentage of total revenues were 15.3% during the first fiscal quarter of 2005 compared to 16.1% in the first quarter of 2004. Other operating costs and expenses as a percentage of total revenues were 11.6% for the first quarter of 2005 as compared to 12.5% in the first quarter of 2004. General and administrative expenses as a percentage of total revenues were 6.8% in the first quarter of 2005 compared to 6.0% in last year's first quarter. The decrease in payroll, occupancy and other operating costs and expenses as a percentage of total revenues is primarily due to increases in total revenues during the 13-week period ended January 1, 2005.

         Interest expense was $3,000 for the first quarter of 2005 compared to $93,000 for the first quarter of 2004. The decrease is due to lower outstanding borrowings. As of January 1, 2005, the Company had no borrowings on its credit facility compared to $7,775,000 as of December 27, 2003.

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

         The Company's overall effective tax rate in the future will be affected by factors such as the level of losses incurred at the Company's New York facilities, which cannot be consolidated for state and local tax purposes, pre-tax income earned outside of New York City, the utilization of state and local net operating loss carryforwards and the utilization of FICA tax credits. Nevada has no state income tax and other states in which the Company operates have income tax rates substantially lower in comparison to New York. In order to utilize more effectively tax loss carryforwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries.

Liquidity and Capital Resources

         The Company's primary source of capital has been cash provided by operations and the exercise of stock options. The Company from time to time also utilizes equipment financing in connection with the construction of a restaurant and seller financing in connection with the acquisition of a restaurant. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants owned by the Company.

         The Company had a working capital surplus of $1,746,000 at January 1, 2005 as compared to a working capital surplus of $1,263,000 at October 2, 2004. The restaurant business does not require the maintenance of significant inventories or receivables and the Company will be able to operate with negative working capital.

         As of January 1, 2005, the Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), included an $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants. The credit line matured on February 12, 2005. The Company had no borrowings on this Facility at January 1, 2005. Borrowings on the Facility bore interest at 1/2% above the bank's prime rate. The Facility also includes a $500,000 letter of credit facility for use in lieu of lease security deposits. As of January 1, 2005, the Company had delivered $354,000 in irrevocable letters of credit on this Facility. The Company is currently negotiating a new facility with its main bank which will only be a letter of credit facility. The Company generally has been required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

         The Company's subsidiaries each guaranteed the obligations of the Company under the foregoing Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as collateral for obligations of the Company under such Facility.

         During the 13-week period ended January 1, 2005, the Company issued 14,000 shares of common stock to an officer upon his exercise of outstanding stock options. The Company realized proceeds of $88,000 from these issuances of common stock.

Restaurant Expansion

         The Company recently entered into agreements to operate a Gallagher's Steakhouse restaurant and a separate bar, yet to be named, to be constructed in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey.

Recent Restaurant Dispositions

         In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture, fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded operating losses of $55,000 during the 13-week period ended January 1, 2005 and $73,000 in the comparable prior year quarter. These losses are included in income from discontinued operations.

         On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in income from discontinued operations.

         The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La

Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $214,000 during the second quarter of fiscal 2004.

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

         The Company's restaurant America, located in New York City, has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. During fiscal 2004 the Company identified a buyer for this restaurant and is currently completing negotiations for its sale. The carrying amount of the fixed assets held for sale was approximately $57,000 as of January 1, 2005 and $155,000 in the comparable prior year quarter. Net income of $76,000 has been included in discontinued operations. The Company expects the sale of this restaurant to be completed during the second quarter of fiscal 2005.

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

         The Company's critical accounting policies are described in the Company's Form 10-K for the year ended October 2, 2004. There have been no significant changes to such policies during fiscal 2004.

Recent Accounting Developments

         The Financial Accounting Standards Board has recently issued the following accounting pronouncement:

         In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), "Accounting for Stock-Based Compensation." SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not determined if the adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company for fiscal 2006.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         None.

Item 4.  Controls and Procedures

         Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective as of January 1, 2005 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal year 2005 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Date:    February 15, 2005

         ARK RESTAURANTS CORP.

By:      /s/ Michael Weinstein
         ---------------------------
         Michael Weinstein
         Chairman, President & Chief Executive Officer

By:      /s/ Robert J. Stewart
         ---------------------------
         Robert Stewart
         Chief Financial Officer