Form 10-Q
period 2005-04-02
ARK RESTAURANTS CORP
filed 2005-05-17
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2005

                         Commission file number 0-14030


                              ARK RESTAURANTS CORP.
                              ---------------------
             (Exact name of registrant as specified in its charter)


             New York                                     13-3156768
  --------------------------------                   --------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


  85 Fifth Avenue, New York, New York                         10003
----------------------------------------                 --------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (212) 206-8800
                                                    ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes   X      No
                        -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes          No   X
                                                 -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                            Outstanding shares at April 2, 2005
------------------------------               -----------------------------------
(Common stock, $.01 par value)                           3,456,549

                            PART I
                     FINANCIAL INFORMATION

Item 1. Financial Statements


ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars and shares in Thousands)
--------------------------------------------------------------------------------

                                                         April 2,     October 2,
                                                           2005          2004
                                                           ----          ----
                                                        (unaudited)    (Note 1)
ASSETS
CURRENT ASSETS:
  Cash                                                   $   560      $ 4,435
  Accounts receivable                                      3,297        2,171
  Employee receivables                                       151          330
  Current portion of long-term receivables                   222          208
  Inventories                                              1,660        1,731
  Prepaid expenses and other current assets                1,766        1,615
  Assets held for sale                                      --            128
                                                         -------      -------
           Total current assets                            7,656       10,618
                                                         -------      -------

LONG-TERM RECEIVABLES                                      1,606        1,082
                                                         -------      -------

FIXED ASSETS
  Leasehold improvements                                  30,911       29,720
  Furniture, fixtures and equipment                       27,603       27,178
  Leasehold improvements in progress                         106         --
                                                         -------      -------
                                                          58,620       56,898
  Less accumulated depreciation and
    amortization                                          35,167       33,437
                                                         -------      -------
                                                          23,453       23,461

INTANGIBLE ASSETS, NET                                     3,722        3,739

DEFERRED INCOME TAXES                                      5,813        5,221

OTHER ASSETS                                               1,238          773
                                                         -------      -------
TOTAL ASSETS                                             $43,488      $44,894
                                                         =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                               $ 2,267      $ 2,230
  Accrued expenses and other current
    liabilities                                            4,323        4,781
  Current maturities of long-term debt                        32          251
  Accrued income taxes                                       827        2,093
                                                         -------      -------
           Total current liabilities                       7,449        9,355

OPERATING LEASE DEFERRED CREDIT                              825          899

LIABILITIES HELD FOR DISPOSITION                             403          440
                                                         -------      -------

TOTAL LIABILITIES                                          8,677       10,694
                                                         -------      -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
    authorized, 10,000 shares;
    issued, 5,524 and 5,462 shares                            55           54
  Additional paid-in capital                              18,260       17,202
  Treasury stock, 2,068 shares                            (8,386)      (8,386)
  Receivables from employees from
  stock option exercises                                    (166)        (364)
  Retained earnings                                       25,048       25,694
                                                         -------      -------

           Total shareholders' equity                     34,811       34,200
                                                         -------      -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $43,488      $44,894
                                                         =======      =======

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except per share amounts)
--------------------------------------------------------------------------------

                                                                             13 Weeks Ended        26 Weeks Ended
                                                                             --------------        --------------

                                                                          April 2,    March 27,  April 2,  March 27,
                                                                            2005        2004      2005       2004
                                                                            ----        ----      ----       ----
TOTAL REVENUES                                                            $ 24,792   $ 24,864   $ 51,674   $ 49,524
                                                                          --------   --------   --------   --------

COST AND EXPENSES:

Food and beverage cost of sales                                              6,492      6,442     13,177     12,784
Payroll expenses                                                             8,632      8,426     17,285     16,611
Occupancy expenses                                                           3,807      3,831      7,924      7,804
Other operating costs and expenses                                           3,383      3,010      6,489      6,097
General and administrative expenses                                          1,734      1,487      3,554      2,960
Depreciation and amortization                                                  800      1,026      1,748      2,021
                                                                          --------   --------   --------   --------

  Total costs and expenses                                                  24,848     24,222     50,177     48,277
                                                                          --------   --------   --------   --------

OPERATING INCOME (LOSS)                                                        (56)       642      1,497      1,247
                                                                          --------   --------   --------   --------
OTHER (INCOME) EXPENSE:

Interest (income) expense, net                                                 (28)        55        (53)       113
Other income                                                                  (226)      (172)      (295)      (268)
                                                                          --------   --------   --------   --------
  Total other (income) expense                                                (254)      (117)      (348)      (155)
                                                                          --------   --------   --------   --------

Income from continuing operations
  before income taxes                                                          198        759      1,845      1,402

Provision for income taxes                                                      63        266        541        491
                                                                          --------   --------   --------   --------

Income from continuing operations                                              135        493      1,304        911
                                                                          --------   --------   --------   --------

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued restaurants
  (including gains on disposal of $644,000 for the 13-weeks and 26-weeks ended 4/2/05 and gains on disposal of $108,000 for the 13-weeks ended 3/27/2004 and $332,000 for the 26-weeks ended 3/27/2004,
  respectively)                                                                593       (936)       615       (723)

Provision (benefit) for income taxes                                           174       (328)       180       (253)
                                                                          --------   --------   --------   --------

Income (loss) from discontinued operations                                     419       (608)       435       (470)
                                                                          --------   --------   --------   --------

NET INCOME (LOSS)                                                         $    554   $   (115)  $  1,739   $    441
                                                                          ========   ========   ========   ========


PER SHARE INFORMATION - BASIC AND DILUTED:

Continuing operations basic                                               $    .04   $    .15   $    .38   $    .28
Discontinued operations basic                                             $    .12   $   (.19)  $    .13   $   (.14)
                                                                          --------   --------   --------   --------
Net basic                                                                 $    .16   $   (.04)  $    .51   $    .14
                                                                          ========   ========   ========   ========

Continuing operations diluted                                             $    .04   $    .15   $    .37   $    .27
Discontinued operations diluted                                           $    .12   $   (.19)  $    .12   $   (.14)
                                                                          --------   --------   --------   --------
Net diluted                                                               $    .16   $   (.04)  $    .49   $    .13
                                                                          ========   ========   ========   ========

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                                      3,433      3,267      3,414      3,224
                                                                          ========   ========   ========   ========

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED                                    3,586      3,267      3,560      3,371
                                                                          ========   ========   ========   ========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                                        26 Weeks Ended
                                                                        --------------
                                                                      April 2,   March 27,
                                                                        2005       2004
                                                                        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                   $ 1,304    $   911
  Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:

Deferred income taxes                                                      67        128
Depreciation and amortization                                           1,748      2,021
Operating lease deferred credit                                           (74)        (7)
Changes in operating assets and liabilities:
  Accounts receivables                                                 (1,126)      (112)
  Employee receivables                                                    179         37
  Inventories                                                              71         59
  Prepaid expenses and other current assets                              (151)      (614)
  Other assets                                                           (465)      (213)
  Accounts payable - trade                                                 37        309
  Accrued income taxes                                                 (1,266)    (1,198)
  Accrued expenses and other current liabilities                         (458)       543
                                                                      -------    -------
           Net cash (used in) provided by operating activities           (134)     1,864
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                            (1,723)      (844)
  Payments received on long-term receivables                              162        106
                                                                      -------    -------
           Net cash used in investing activities                       (1,561)      (738)
                                                                      -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                   (219)    (4,221)
  Dividends paid                                                       (2,385)      --
  Exercise of stock options                                               404        228
  Proceeds from stock option receivables                                  198      1,648
                                                                      -------    -------
           Net cash used in financing activities                       (2,002)    (2,345)
                                                                      -------    -------

NET CASH USED IN CONTINUING OPERATIONS                                 (3,697)    (1,219)

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                   (178)       984
                                                                      -------    -------

NET DECREASE IN CASH                                                   (3,875)      (235)

CASH, Beginning of period                                               4,435        486
                                                                      -------    -------
CASH, End of period                                                   $   560    $   251
                                                                      =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                          $  --      $   113
                                                                      =======    =======
    Income taxes                                                      $ 1,920    $ 1,198
                                                                      =======    =======

See notes to consolidated condensed financial statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
April 2, 2005
(Unaudited)
--------------------------------------------------------------------------------

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 2, 2005, results of operations for the 13-week and 26-week periods ended April 2, 2005 and March 27, 2004, and cash flows for the 26-week periods ended April 2, 2005 and March 27, 2004, have been made.

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

2. RECENT RESTAURANT DISPOSITIONS

         In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded an operating loss of $54,000 and $765,000 during the 26-week periods ended April 2, 2005 and March 27, 2004, respectively. These losses are included in loss from discontinued operations.

         On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in loss from discontinued operations.

         The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $214,000 during the second quarter of fiscal 2004. The Company recorded an operating loss of $14,000 and $116,000 during the 26-week periods ended April 2, 2005 and March 27, 2004, respectively. These losses are included in loss from discontinued operations.

         The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. The Company recorded an operating loss of $19,000 and $24,000 during the 26-week periods ended April 2, 2005 and March 27, 2004, respectively. These losses are included in loss from discontinued operations.

         The Company's restaurant America, located in New York City, has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company realized a pre-tax gain of $644,000 on the sale of this restaurant. The Company recorded income of $58,000 and a loss of $15,000, respectively, during the 26-week and 13-week periods ended April 2, 2005. The gain on sale and income and loss are included in discontinued operations.

3. LONG-TERM DEBT

         The Company's Revolving Credit and Term Loan Facility with its main bank (Bank Leumi USA), which included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants, matured on March 12, 2005. The Company does not currently plan to enter into another credit facility and expects required cash to be provided by operations.

4. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

         Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $166,000 at April 2, 2005 and $364,000 at October 2, 2004. Such amounts, which are due from the exercise of stock options in accordance with the Company's Stock Option Plan, are payable on demand with interest at 1/2% above prime (5.25% at April 2, 2005).

5. INCOME (LOSS) PER SHARE AND ISSUANCES OF COMMON STOCK

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

         For the 13-week and 26-week periods ended April 2, 2005 options to purchase 330,000 shares of common stock at a price range of $6.30 to $29.60 were included in diluted earnings per share.

         During the 26-week period ended April 2, 2005 employees exercised options to purchase 62,250 shares of common stock at a price of $6.30 and 10,000 shares of common stock at a price of $7.50. The Company received $404,000 as a result of the exercise of these options. In accordance with the exercise of the stock options, the Company derived a tax benefit of $659,000 during the period ended April 2, 2005. Accordingly, the Company reduced its tax liability and increased additional paid-in capital for the same amount.

6. STOCK OPTIONS

         The Company uses the intrinsic value-based method of accounting for employee stock options pursuant to APB 25, "Accounting for Stock Options." SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to disclose pro forma net income (loss) and pro forma earnings (loss) per share information for stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income (loss) and earnings (loss) per share of the options granted for the quarters ended April 2, 2005 and March 27, 2004.

         On December 21, 2004, the Company granted options to employees to purchase 194,000 shares of common stock at $29.60 per share. These options will vest after two years and expire ten years after the date of grant. The Company did not record any intrinsic value for these options. The assumptions used for the 13-week and 26-week periods ended April 2, 2005 for the pro forma effects of the options granted on December 21, 2004 included a risk-free interest rate of 3.37%, volatility of 37%, and a dividend yield of 3% and an expected life of three years.

The pro forma impact is as follows:

                                                                     (in Thousands, Except per Share Amounts)
                                                                     ----------------------------------------
                                                        13 Weeks ended   13 Weeks ended   26 Weeks ended    26 Weeks ended
                                                         April 2, 2005   March 27, 2004   April 2, 2005     March 27, 2004

Net income (loss) as reported                                $  554         $  (115)         $1,739          $  441

Deduct stock based employee compensation expense
computed under the fair value method                         $ (160)        $   (19)         $ (198)         $  (39)
                                                             ------         -------          ------          ------

Net income (loss) - pro forma                                $  394         $  (134)         $1,541          $  402
                                                             ======         =======          ======          ======

Earnings (loss) per share as reported - net basic            $ 0.16         $ (0.04)         $ 0.51          $ 0.14
Earnings (loss) per share as reported - net diluted          $ 0.16         $ (0.04)         $ 0.49          $ 0.13

Earnings (loss) per share pro forma - net basic              $ 0.11         $ (0.04)         $ 0.45          $ 0.12
Earnings (loss) per share pro forma - net diluted            $ 0.11         $ (0.04)         $ 0.43          $ 0.12

         As a result of amendments to SFAS 123, the Company will be required to expense all options granted to employees over the service period beginning with the quarter ending December 31, 2006


7. DIVIDENDS

         A quarterly cash dividend in the amount of $1,195,000, or $0.35 per share, was paid on February 1, 2005. A quarterly cash dividend in the amount of $0.35 per share was paid on May 2, 2005.

8. RELATED PARTY TRANSACTIONS

         Receivables due from officers and employees, excluding stock option receivables, totaled $151,000 at April 2, 2005 and $330,000 at October 2, 2004. Such loans bear interest at the minimum statutory rate (2.75% at April 2, 2005).

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

         In connection with the sale of four and the closure of one restaurant of the Company's restaurants, the operations of these restaurants have been presented as discontinued operations for the 13-week and 26-week periods ended April 2, 2005, and the Company has reclassified its statements of operations and cash flow data for the prior periods presented below, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") based on the fact that the Company has met the criteria under FAS 144. These dispositions are discussed below in "Recent Restaurant Dispositions."

Revenues

            During the Company's second fiscal quarter of 2005, total revenues of $24,792,000 decreased less than 1% compared to total revenues of $24,864,000 in the second fiscal quarter of 2004. Revenues for the second fiscal quarter of 2005 were reduced by $1,671,000 and revenues for the second fiscal quarter of 2004 were reduced by $4,778,000 as a result of the sale of four restaurants and the closure of one restaurant and their reclassification to discontinued operations. The Company had net income of $554,000 in the second fiscal quarter of 2005 compared to a net loss of $115,000 in the second fiscal quarter of 2004. Net income was positively affected during this period by the $644,000 pre-tax gain on sale realized as a result of the sale of the Company's America restaurant.

         Same store sales in Las Vegas decreased by $646,000 or 3.7% in the second fiscal quarter of 2005 compared to the second fiscal quarter of 2004 primarily due to less than expected business at the Venetian Casino Resort and by the closure of the Company's "Venus" bar/nightclub facility for re-concepting during a portion of this period. This bar/nightclub facility re-opened as "Vivid" on February 4, 2005. Same store sales in New York increased $115,000 or 2.5% during the second quarter. Same store sales in Washington D.C. increased by $161,000 or 5.9% during the second quarter. The increases in New York and Washington D.C. were principally due to a general improvement in economic conditions, the public's willingness and inclination to resume vacation and convention travel and increases in the price of menu items offered to the Company's customers, in specific locations where the Company believed consumer demand has created some elasticity, instituted by the Company in 2004 to offset increased food costs during portions of 2004. Company-wide same store sales decreased 1.9% for the second quarter fiscal quarter of 2005 compared to the second fiscal quarter of 2004. The decrease in company-wide same store sales was primarily a result of the decrease in same store sales at the Company's Las Vegas operations described above.

         During the Company's 26-week period ended April 2, 2005, total revenues of $51,674,000 increased 4.3% compared to total revenues of $49,524,000 in the 26-week period ended March 27, 2004. Revenues for this 26-week period ended April 2, 2005 were reduced by $1,671,000 and revenues for the 26-week period ended March 27, 2004 were reduced by $4,802,000 as a result of the sale or closure of five restaurants and their reclassification to discontinued operations. The Company had net income of $1,739,000 in the 26-week period ended April 2, 2005 compared to net income of $441,000 for the 26-week period ended March 27, 2004. Net income was, likewise, positively affected during this period by the $644,000 pre-tax gain on sale realized as a result of the sale of the Company's America restaurant. During this period, same store sales in Las Vegas, New York and Washington DC increased by 1.1%, 7.9% and 8.5%, respectively, compared to the 26-week period ended March 27, 2004. Sales in restaurants managed by the Company increased by $4,188,000 during the this period as a result of the opening of the fast food facilities at the Tampa and Hollywood, Florida, discussed above.

Costs and Expenses

         Food and beverage costs for the second quarter of 2005 as a percentage of total revenues were 26.2% compared to 25.9% in the second quarter of 2004. These costs for the 26-weeks ended April 2, 2005 as a percentage of total revenues were 25.5% compared to 25.8% in the 26-week period ended March 27, 2004.

         Payroll expenses as a percentage of total revenues were 34.8% for the second quarter of 2005 as compared to 33.9% in the second quarter of 2004. Payroll expenses as a percentage of total revenues were 33.5% for the 26-week period ended April 2, 2005 as compared to 33.5% in the 26-week period ended March 27, 2004. The Company continually evaluates its payroll expenses as they relate to sales. Occupancy expenses as a percentage of total revenues were 15.4% during the second fiscal quarter of 2005, which is the same percentage of total revenues as in the second quarter of 2004. Occupancy expenses as a percentage of total revenues were 15.3% during the 26-week period ended April 2, 2005 compared to 15.8% in the 26-week period ended March 27, 2004. Other operating costs and expenses as a percentage of total revenues were 13.6% for the second quarter of 2005 as compared to 12.1% in the second quarter of 2004. These costs and expenses as a percentage of total revenues were 12.6% for the 26-week period ended April 2, 2005 compared to 12.3% during the 26-week period ended March 27, 2004. General and administrative expenses as a percentage of total revenues were 7.0% in the second quarter of 2005 compared to 6.0% in last year's second quarter. These expenses as a percentage of total revenues were 6.9% in the 26-week period ended April 2, 2005 compared to 6.0% in the 26-week period ended March 27, 2004.

         There was no interest expense for the second quarter of 2005 compared to an interest expense of $85,000 for the second quarter of 2004. There was no interest expense for the 26-week period ended April 2, 2005 compared to an interest expense of $178,000 for the 26-week period ended March 27, 2004. The lack of interest expense during the 13-week and 26-week periods ended April 2, 2005 is due to lower outstanding borrowings on the Company's credit facility. As of April 2, 2005 the Company had no outstanding borrowings on its credit facility compared to $2,925,000 as of March 27, 2004.

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

         The Company's overall effective tax rate in the future will be affected by factors such as the level of losses incurred at the Company's New York facilities, which can be consolidated for state and local tax purposes, pre-tax income earned outside of

New York City, the utilization of state and local net operating loss carryforwards and the utilization of FICA tax credits. Nevada has no state income tax and other states in which the Company operates have income tax rates substantially lower in comparison to New York. In order to utilize more effectively state tax loss carry forwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries.

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

         The Company had a working capital surplus of $207,000 at April 2, 2005 as compared to a working capital surplus of $1,263,000 at October 2, 2004.

         The Company's Revolving Credit and Term Loan Facility with its main bank (Bank Leumi USA), which included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants, matured on March 12, 2005. The Company does not currently plan to enter into another credit facility and expects required cash to be covered by operations.

         During the 26-week period ended April 2, 2005 the Company issued 62,250 shares of common stock to various employees upon their exercise of outstanding stock options. The Company realized proceeds of $404,000 from these issuances of common stock.

Restaurant Expansion

         The Company recently entered into agreements to operate a Gallagher's Steakhouse restaurant and a separate bar, yet to be named, to be constructed in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey.

Recent Restaurant Dispositions

         In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded an operating loss of $54,000 and $765,000 during the 26-week periods ended April 2, 2005 and March 27, 2004, respectively. This loss is included in loss from discontinued operations.

         On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in losses from discontinued operations.

         The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $214,000 during the second quarter of fiscal 2004. The Company recorded an operating loss of $14,000 and $116,000 during the 26-week periods ended April 2, 2005 and March 27, 2004, respectively. These losses are included in loss from discontinued operations.

         The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. The Company recorded an operating loss of $19,000 and $24,000 during the 26-week periods ended April 2, 2005 and March 27, 2004, respectively. These losses are included in loss from discontinued operations.

         The Company's restaurant America, located in New York City, has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company realized a pre-tax gain of $644,000 on the sale of this restaurant. The Company recorded income of $58,000 and a loss of $15,000, respectively, during the 26-week and 13-week periods ended April 2, 2005. The gain on sale and the income and loss is included in discontinued operations.

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

         The Company's critical accounting policies are described in the Company's Form 10-K for the year ended October 2, 2004. There have been no significant changes to such policies during fiscal 2005.

Recent Accounting Developments

         The Financial Accounting Standards Board has recently issued the following accounting pronouncement:

         In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), "Accounting for Stock-Based Compensation." SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services through the issuance of stock options and other share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments, including all options granted to employees, be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for public entities as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company has not determined if the adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company for fiscal 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         None.

Item 4.  Controls and Procedures

         Based on their evaluation of disclosure controls and procedures as of April 2, 2005, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective as of April 2, 2005 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There were no changes in the Company's internal control over financial reporting during the second quarter of fiscal year 2005 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on March 24, 2005. The following matters were submitted to a vote of the Company's stockholders:

        (i)  The election of nine directors; and
        (ii) The ratification of the appointment of J.H. Cohn LLP as independent registered public accounting firm for the 2005 fiscal year.

The Company's stockholders elected a Board of Directors consisting of Michael Weinstein, Robert Towers, Bruce Lewin, Marcia Allen, Paul Gordon, Steven Shulman, Vincent Pascal, Arthur Stainman and Edward Lowenthal. Each director received at least 90% of the votes cast at the meeting.

The Company's stockholders ratified the Board of Director's appointment of JH Cohn LLP as the Company's independent auditors for the 2005 fiscal year by a vote of 2,436,432 for, 1,400 against and 1,045 abstentions.


Item 6. Exhibits



31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32   Certificate of Chief Executive and Chief Financial Officers.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 17, 2005

         ARK RESTAURANTS CORP.

By:      /s/ Michael Weinstein
         ---------------------
         Michael Weinstein
         President & Chief Executive Officer

By:      /s/ Robert J. Stewart
         ---------------------
         Robert Stewart
         Chief Financial Officer