Form 10-Q
period 2005-07-02
ARK RESTAURANTS CORP
filed 2005-08-16
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2005

                         Commission file number 0-14030


                              ARK RESTAURANTS CORP.
                              ---------------------
             (Exact name of registrant as specified in its charter)

             New York                                                    13-3156768
---------------------------------------                            -----------------------
  (State or other jurisdiction of                                     (I.R.S. Employer
   incorporation or organization)                                     Identification No.)


  85 Fifth Avenue, New York, New York                                       10003
----------------------------------------                           -------------------------
(Address of principal executive offices)                                 (Zip Code)


Registrant's telephone number, including area code:      (212) 206-8800
                                                      -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X      No
                       -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes      No   X
                                                 ----    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


               Class                             Outstanding shares at August 1, 2005
---------------------------------                ------------------------------------
(Common stock, $.01 par value)                                 3,456,799


                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------

CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars and shares in Thousands)
-------------------------------------------------------




                                                                 July 2,     October 2,
                                                                  2005         2004
                                                                  ----         ----
                                                                (unaudited)   (Note 1)
ASSETS
CURRENT ASSETS:
  Cash ........................................................   $  3,123    $  4,435
  Accounts receivable .........................................      3,019       2,171
  Employee receivables ........................................         92         330
  Current portion of long-term receivables ....................        270         208
  Inventories .................................................      1,714       1,731
  Prepaid expenses and other current assets ...................      1,628       1,615
  Assets held for sale ........................................       --           128
                                                                  --------    --------

           Total current assets ...............................      9,846      10,618
                                                                  --------    --------

LONG-TERM RECEIVABLES .........................................      1,481       1,082
                                                                  --------    --------

FIXED ASSETS
  Leasehold improvements ......................................     31,071      29,720
  Furniture, fixtures and equipment ...........................     27,911      27,178
  Leasehold improvements in progress ..........................        384        --
                                                                  --------    --------
                                                                    59,366      56,898
  Less accumulated depreciation and
    amortization ..............................................     36,058      33,437
                                                                  --------    --------
                                                                    23,308      23,461

INTANGIBLE ASSETS, NET ........................................      3,712       3,739

DEFERRED INCOME TAXES .........................................      5,254       5,221

OTHER ASSETS ..................................................      1,209         773
                                                                  --------    --------

TOTAL ASSETS ..................................................   $ 44,810    $ 44,894
                                                                  ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ....................................   $  1,420    $  2,230
  Accrued expenses and other current
    liabilities ...............................................      5,079       4,781
  Current maturities of long-term debt ........................       --           251
  Accrued income taxes ........................................        650       2,093
                                                                  --------    --------
           Total current liabilities ..........................      7,149       9,355

OPERATING LEASE DEFERRED CREDIT ...............................        788         899

LIABILITIES HELD FOR DISPOSITION ..............................        403         440
                                                                  --------    --------

TOTAL LIABILITIES .............................................      8,340      10,694
                                                                  --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share --
    authorized, 10,000 shares;
    issued, 5,527 and 5,462 shares ............................         55          54
  Additional paid-in capital ..................................     18,306      17,202
  Treasury stock, 2,068 shares ................................     (8,386)     (8,386)
  Receivables from employees from
    stock option exercises ....................................       (166)       (364)
  Retained earnings ...........................................     26,661      25,694
                                                                  --------    --------

           Total shareholders' equity .........................     36,470      34,200
                                                                  --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................   $ 44,810    $ 44,894
                                                                  ========    ========


See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except per share amounts)
----------------------------------------------


                                                                       13 Weeks Ended          39 Weeks Ended
                                                                       --------------          --------------

                                                                   July 2,      June 26,      July 2,    June 26,
                                                                     2005         2004         2005        2004
                                                                     ----         ----         ----        ----

TOTAL REVENUES                                                      $ 32,767    $ 32,831    $ 84,440    $ 82,355
                                                                    --------    --------    --------    --------

COST AND EXPENSES:

Food and beverage cost of sales                                        8,157       8,273      21,334      21,057
Payroll expenses                                                       9,493       9,484      26,778      26,095
Occupancy expenses                                                     4,151       3,789      12,074      11,592
Other operating costs and expenses                                     4,044       4,379      10,533      10,513
General and administrative expenses                                    1,900       1,531       5,455       4,491
Depreciation and amortization                                            900         835       2,648       2,857
                                                                    --------    --------    --------    --------

  Total costs and expenses                                            28,645      28,291      78,822      76,605
                                                                    --------    --------    --------    --------

OPERATING INCOME                                                       4,122       4,540       5,618       5,750
                                                                    --------    --------    --------    --------

OTHER (INCOME) EXPENSE:

Interest (income) expense, net                                            (5)         55         (58)         98
Other income                                                            (137)       (172)       (432)       (496)
                                                                    --------    --------    --------    --------
  Total other income                                                    (142)       (117)       (490)       (398)
                                                                    --------    --------    --------    --------

Income from continuing operations
  before income taxes                                                  4,264       4,657       6,108       6,148

Provision for income taxes                                             1,414       1,661       1,954       2,152
                                                                    --------    --------    --------    --------

Income from continuing operations                                      2,850       2,996       4,154       3,996
                                                                    --------    --------    --------    --------

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued restaurants
  (including gains on disposal of $644,000 for the 39-weeks
  ended 7/2/05 and gains on disposal of $332,000 for the 39-weeks
  ended 6/26/2004)                                                       (17)        (36)        598        (759)

Provision (benefit) for income taxes                                      11         (12)        191        (266)
                                                                    --------    --------    --------    --------

Income (loss) from discontinued operations                               (28)        (24)        407        (493)
                                                                    --------    --------    --------    --------

NET INCOME                                                          $  2,822    $  2,972    $  4,561    $  3,503
                                                                    ========    ========    ========    ========


PER SHARE INFORMATION - BASIC AND DILUTED:

Continuing operations basic                                         $    .82    $    .89    $   1.21    $   1.22
Discontinued operations basic                                       $    .00    $   (.01)   $    .12    $   (.15)
                                                                    --------    --------    --------    --------
Net basic                                                           $    .82    $    .88    $   1.33    $   1.07
                                                                    ========    ========    ========    ========

Continuing operations diluted                                       $    .80    $    .85    $   1.17    $   1.17
Discontinued operations diluted                                     $    .00    $   (.01)   $    .11    $   (.14)
                                                                    --------    --------    --------    --------
Net diluted                                                         $    .80    $    .84    $   1.28    $   1.03
                                                                    ========    ========    ========    ========


WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                                3,457       3,377       3,429       3,275
                                                                    ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED                              3,546       3,509       3,555       3,417
                                                                    ========    ========    ========    ========


See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
---------------------------------------


                                                                                              39 Weeks Ended
                                                                                              --------------
                                                                                           July 2,      June 26,
                                                                                            2005          2004
                                                                                            ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                                       $ 4,154    $ 3,996
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:

Deferred income taxes                                                                         (33)     2,151
Depreciation and amortization                                                               2,648      2,857
Operating lease deferred credit                                                              (111)        32
Changes in operating assets and liabilities:
  Accounts receivable                                                                        (848)    (1,700)
  Employee receivables                                                                        238         94
  Inventories                                                                                  17        (42)
  Prepaid expenses and other current assets                                                   (13)       139
  Other assets                                                                               (409)       126
  Accounts payable - trade                                                                   (810)     1,072
  Accrued income taxes                                                                       (758)    (1,836)
  Accrued expenses and other current liabilities                                              298       (586)
                                                                                          -------    -------

           Net cash provided by operating activities                                        4,373      6,303
                                                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                                                (2,468)    (1,362)
  Payments received on long-term receivables                                                  239        151
                                                                                          -------    -------

           Net cash used in investing activities                                           (2,229)    (1,211)
                                                                                          -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                                       (251)    (7,234)
  Dividends paid                                                                           (3,591)      --
  Exercise of stock options                                                                   420      1,932
  Proceeds from stock option receivables                                                      198        291
                                                                                          -------    -------

           Net cash used in financing activities                                           (3,224)    (5,011)
                                                                                          -------    -------

NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS                                       (1,080)        81

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                                       (232)       967
                                                                                          -------    -------

NET (DECREASE) INCREASE IN CASH                                                            (1,312)     1,048

CASH, Beginning of period                                                                   4,435        486
                                                                                          -------    -------

CASH, End of period                                                                       $ 3,123    $ 1,534
                                                                                          =======    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                              $    19    $   192
                                                                                          =======    =======

    Income taxes                                                                          $ 2,938    $ 1,648
                                                                                          =======    =======



See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
--------------------------------------

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 2, 2005
(Unaudited)
--------------------------

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 2, 2005, results of operations for the 13-week and 39-week periods ended July 2, 2005 and June 26, 2004, and cash flows for the 39-week periods ended July 2, 2005 and June 26, 2004, have been made.

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

2. RECENT RESTAURANT DISPOSITIONS

         In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture, fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded an operating loss of $72,000 and $784,000 during the 39-week periods ended July 2, 2005 and June 26, 2004. These losses are included in losses from discontinued operations.

         On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in losses from discontinued operations.

         The Company's restaurant Ernie's located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $107,000 during the third quarter of fiscal 2004. The Company recorded an operating loss of $12,000 and $123,000 during the 39-week periods ended July 2, 2005 and June 26, 2004, respectively. These losses are included in loss from discontinued operations.

         The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. The Company recorded an operating loss of $19,000 and $90,000 during the 39-week periods ended July 2, 2005 and June 26, 2004, respectively. These losses are included in losses from discontinued operations.

         The Company's restaurant America located in New York City has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company realized a pre-tax gain of $644,000 on the sale of this restaurant. The Company recorded operating income of $57,000 and $225,000, respectively, during the 39-week periods ended July 2, 2005 and June 26, 2004. The Company recorded an operating loss of $1,000 for the third fiscal quarter of 2005 and operating income of $55,000 during the third fiscal quarter of 2004. The gain on sale and operating income and loss are included in discontinued operations.

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

4. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

         Receivables from employees in respect of stock option exercises include amounts due from officers and directors totaling $166,000 at July 2, 2005 and $364,000 at October 2, 2004. Such amounts, which are due from the exercise of stock options in accordance with the Company's Stock Option Plan, are payable on demand with interest at 1/2% above prime (5.75% at July 2, 2005).

5.  INCOME (LOSS) PER SHARE OF COMMON STOCK

         Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted earnings per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

         For the 13-week period ended July 2, 2005 options to purchase 112,500 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 194,000 shares of common stock at a price of $29.60 were not included in diluted earnings per share as their impact was antidilutive. For the 39-week period ended July 2, 2005 options to purchase 306,500 shares of common stock at a price range of $6.30 to $29.60 were included in diluted earnings per share.

         For the 13-week period ended June 26, 2004, options to purchase 215,000 shares of common stock at a price range pf $6.30 to $10.00 were included in diluted earnings per share. For the 39-week period ended June 26, 2004, options to purchase 390,500 shares of common stock at a price range of $6.30 to $10.00 were included in diluted earnings per share.

         During the quarter ended July 2, 2005 employees exercised options to purchase 3,250 shares of common stock at a price of $6.30 per share. The Company received $21,000 as a result of the exercise of these options. In accordance with the exercise of the stock options, the Company derived a tax benefit of $24,000 during the period ended July 2, 2005. Accordingly, the Company reduced its tax liability and increased additional paid-in capital for the same amount.

6.  STOCK OPTIONS

         The Company uses the intrinsic value-based method of accounting for employee stock options pursuant to APB 25, "Accounting for Stock Options." SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to disclose pro forma net income (loss) and pro forma earnings (loss) per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income (loss) and earnings (loss) per share of the options granted for the quarters ended July 2, 2005 and June 26, 2004.

         On December 21, 2004, the Company granted options to employees to purchase 194,000 shares of common stock at $29.60 per share. These options will vest after two years and expire ten years after the date of grant. The Company did not record any intrinsic value for these options. The assumptions used for the 13-week and 39-week periods ended July 2, 2005 for the pro forma effects of the options granted on December 21, 2004 included a risk-free interest rate of 3.37%, volatility of 37%, and a dividend yield of 3% and an expected life of three years.

The pro forma impact is as follows:


                                                                   (in Thousands, Except per Share Amounts)
                                                                   ----------------------------------------

                                                    13 Weeks ended  13 Weeks ended  39 Weeks ended     39 Weeks ended
                                                     July 2, 2005    June 26, 2004   July 2, 2005       June 26, 2004

Net income as reported                                    $2,822         $2,972          $4,561             $3,503

Deduct stock based employee compensation expense
computed under the fair value method                        (153)           (19)           (342)               (39)
                                                          ------         ------          ------             ------

Net income - pro forma                                    $2,669         $2,953          $4,219             $3,464
                                                          ======         ======          ======             ======

Earnings per share as reported - net basic                $ 0.82         $ 0.88          $ 1.33             $ 1.07
Earnings per share as reported - net diluted              $ 0.80         $ 0.84          $ 1.28             $ 1.03

Earnings per share pro forma - net basic                  $ 0.77         $ 0.87          $ 1.23             $ 1.05
Earnings per share pro forma - net diluted                $ 0.75         $ 0.84          $ 1.19             $ 1.01



         As a result of amendments to SFAS 123, the Company will be required to expense all options granted to employees over the service period beginning with the quarter ending December 31, 2006.

7. DIVIDENDS

         A quarterly cash dividend in the amount of $1,210,000, or $0.35 per share, was paid on August 1, 2005.

8. RELATED PARTY TRANSACTIONS

         Receivables due from officers and employees, excluding stock option receivables, totaled $92,000 at July 2, 2005 and $330,000 at October 2, 2004. Such loans bear interest at the minimum statutory rate (3.31% at July 2, 2005).

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

         In connection with the sale of four and the closure of one restaurant of the Company's restaurants, the operations of these restaurants have been presented as discontinued operations for the 13-week and 39-week periods ended July 2, 2005, and the Company has reclassified its statements of operations and cash flow data for the prior periods presented below, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") based on the fact that the Company has met the criteria under FAS 144. These dispositions are discussed below in "Recent Restaurant Dispositions."

Revenues

            During the Company's third fiscal quarter of 2005, total revenues of $32,767,000 decreased less than 1% compared to total revenues of $32,831,000 in the third fiscal quarter of 2004. Revenues for the third fiscal quarter of 2005 were reduced by $28,000 and revenues for the third fiscal quarter of 2004 were reduced by $24,000 as a result of the sale of four restaurants and the closure of one restaurant and their reclassification to discontinued operations. The Company had net income of $2,822,000 in the third fiscal quarter of 2005 compared to net income of $2,972,000 in the third fiscal quarter of 2004.

         Same store sales in Las Vegas decreased by $1,223,000 or 7.2% in the third fiscal quarter of 2005 compared to the third fiscal quarter of 2004 generally because of less than expected business at the Venetian Casino Resort partially caused by the Venetian Casino Resort closing certain of its entertainment offerings for reconcepting. Such new entertainment offerings at the Venetian Casino Resort are expected to reopen beginning in the Company's next fiscal quarter. The Company anticipates improvement in Las Vegas same store sales after such new entertainment offerings at the Venetian Casino Resort are reopened. Same store sales in New York increased by $377,000 or 3.8% during the third quarter. Same store sales in Washington D.C. also increased by $377,000 or 6.5% during the third quarter. The increases in New York and Washington D.C. were principally due to a general improvement in economic conditions, the public's willingness and inclination to resume vacation and convention travel and increases in the price of menu items offered to the Company's customers, in specific locations where the Company believed consumer demand has created some elasticity, instituted by the Company in 2004 to offset increased food costs during portions of 2004. Company-wide same store sales decreased 1.4% for the third fiscal quarter of 2005 compared to the third fiscal quarter of 2004. The decrease in company-wide same store sales was primarily a result of the decrease in same store sales at the Company's Las Vegas operations described above.

         During the Company's 39-week period ended July 2, 2005, total revenues of $84,440,000 increased 2.5% compared to total revenues of $82,355,000 in the 39-week period ended June 26, 2004. Revenues for this 39-week period ended July 2, 2005 were reduced by $1,670,000 and revenues for the 39-week period ended June 26, 2004 were reduced by $2,897,000 as a result of the sale of the Company's America restaurant and its reclassification to discontinued operations. The Company had net income of $4,561,000 in the 39-week period ended July 2, 2005 compared to net income of $3,503,000 for the 39-week period ended June 26, 2004. During this period, same store sales in Las Vegas decreased 1.8% while New York and Washington DC increased by 6.0% and 7.5%, respectively, compared to the 39-week period ended June 26, 2004. Management fee income generated from the Company's managed restaurants increased to $1,027,000 for the 39-week period ended July, 2, 2005 compared to $170,000 for the comparable period in fiscal 2004. This increase is the result of the opening of managed fast food facilities in the Hard Rock Hotel and Casinos located in Hollywood and Tampa Florida.

Costs and Expenses

         Food and beverage costs for the third quarter of 2005 as a percentage of total revenues were 24.9% compared to 25.2% in the third quarter of 2004. These costs for the 39-weeks ended July 2, 2005 as a percentage of total revenues were 25.3% compared to 25.6% in the 39-week period ended June 26, 2004.

         Payroll expenses as a percentage of total revenues were 29.0% for the third quarter of 2005 as compared to 28.9% in the third quarter of 2004. Payroll expenses as a percentage of total revenues were 31.7% for the 39-week period ended July 2, 2005, which was the same percentage of total revenues in the 39-week period ended June 26, 2004. The Company continually evaluates its payroll expenses as they relate to sales. Occupancy expenses as a percentage of total revenues were 12.7% during the third fiscal quarter of 2005 compared to 11.5% in the third quarter of 2004. Occupancy expenses as a percentage of total revenues increased during the third fiscal quarter of 2005 primarily due to an increase in percentage rent payments, in such locations where the Company pays percentage rent, caused by increased revenues and the renegotiation of an expiring lease at an increased percentage rent during this period. Occupancy expenses as a percentage of total revenues were 14.3% during the 39-week period ended July 2, 2005 compared to 14.1% in the 39-week period ended June 26, 2004. Other operating costs and expenses as a percentage of total revenues were 12.3% for the third quarter of 2005 as compared to 13.3% in the third quarter of 2004. These costs and expenses as a percentage of total revenues were 12.5% for the 39-week period ended July 2, 2005 compared to 12.8% during the 39-week period ended June 26, 2004. General and administrative expenses as a percentage of total revenues were 5.8% in the third quarter of 2005 compared to 4.7% in last year's third quarter primarily due to the costs associated with work performed by the Company to comply with Sarbanes-Oxley Act of 2002. These expenses as a percentage of total revenues were 6.5% in the 39-week period ended July 2, 2005 compared to 5.5% in the 39-week period ended June 26, 2004.

         Interest expense was $19,000 for the third quarter of 2005 compared to an interest expense of $85,000 for the third quarter of 2004. Interest expense was $19,000 for the 39-week period ended July 2, 2005 compared to an interest expense of $192,000 for the 39-week period ended June 28, 2004. The decrease in interest expense during the 13-week and 39-week periods ended June 2, 2005 is due to lower outstanding borrowings on the Company's credit facility. As of July 2, 2005 and June 26, 2004 the Company had no outstanding borrowings on its credit facility.

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

         The Company had a working capital surplus of $2,697,000 at July 2, 2005 as compared to a working capital surplus of $1,263,000 at October 2, 2004.

         The Company's Revolving Credit and Term Loan Facility with its main bank (Bank Leumi USA), which included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants, matured on March 12, 2005. The Company does not currently plan to enter into another credit facility and expects required cash to be provided by operations. The Company had no borrowings outstanding on this facility at July 2, 2005.

         During the 39-week period ended July 2, 2005 the Company issued 65,500 shares of common stock to various employees upon their exercise of outstanding stock options. The Company realized proceeds of $420,000 from these issuances of common stock.

Restaurant Expansion

         The Company recently entered into agreements to operate a Gallagher's Steakhouse restaurant and a separate bar, yet to be named, to be constructed in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey.

Recent Restaurant Dispositions

         In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture, fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded an operating loss of $72,000 and $784,000 during the 39-week periods ended July 2, 2005 and June 26, 2004. These losses are included in losses from discontinued operations.

         On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which is included in losses from discontinued operations.

         The Company's restaurant Ernie's located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $107,000 during the third quarter of fiscal 2004. The Company recorded an operating loss of $12,000 and $123,000 during the 39-week periods ended July 2, 2005 and June 26, 2004, respectively. These losses are included in loss from discontinued operations.

         The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. The Company recorded an operating loss of $19,000 and $90,000 during the 39-week periods ended July 2, 2005 and June 26, 2004, respectively. These losses are included in losses from discontinued operations.

         The Company's restaurant America located in New York City has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company realized a pre-tax gain of $644,000 on the sale of this restaurant. The Company recorded operating income of $57,000 and $225,000, respectively, during the 39-week periods ended July 2, 2005 and June 26, 2004. The Company recorded an operating loss of $1,000 for the third fiscal quarter of 2005 and operating income of $55,000 during the third fiscal quarter of 2004. The gain on sale and operating income and loss are included in discontinued operations.

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

Recent Accounting Developments

         The Financial Accounting Standards Board has recently issued the following accounting pronouncement:

         In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (R), "Accounting for Stock-Based Compensation." SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services through the issuance of stock options and other share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. The Company has not determined if the adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company for fiscal 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         None.

Item 4. Controls and Procedures

         Based on their evaluation of disclosure controls and procedures as of July 2, 2005, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective as of July 2, 2005 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal year 2005 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Date:    August 16, 2005

         ARK RESTAURANTS CORP.

By:      /s/ Michael Weinstein
         ---------------------
         Michael Weinstein
         President & Chief Executive Officer

By:      /s/ Robert J. Stewart
         ---------------------
         Robert Stewart
         Chief Financial Officer

