Form 10-K
period 2005-10-01
ARK RESTAURANTS CORP
filed 2005-12-30
CIK 779544

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 1, 2005

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
          -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           New York                                      13-3156768
-------------------------------              ----------------------------------
 (State or Other Jurisdiction of             (IRS Employer Identification No.)
Incorporation or Organization)

                85 Fifth Avenue, New York, NY              10003
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

        Indicate by check mark whether the Registrant is a shell company (as
defined in Exchange Act Rule 12b-2). Yes    No X
                                        ---   ---

        The aggregate market value at December 16, 2005 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $53,221,000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

        At December 9, 2005, there were outstanding 3,462,299 shares of the Registrant's Common Stock, $.01 par value.

Documents Incorporated by Reference: Portions of the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

                                     PART I
                                     ------

Item 1.        Business
-------        --------

Overview

Ark Restaurants Corp. (the "Registrant" or the "Company") is a New York corporation formed in 1983. Through its subsidiaries, it owns and operates 23 restaurants and bars, 26 fast food concepts, catering operations, and wholesale and retail bakeries. Initially its facilities were located only in New York City. At this time, eight of the restaurants are located in New York City, four are located in Washington, D.C., nine are located in Las Vegas, Nevada, and two are located in Atlantic City, New Jersey. The Company's Las Vegas operations include:

        --      three restaurants within the New York-New York Hotel & Casino
Resort, and operation of the resort's room service, banquet facilities, employee dining room and nine food court operations;

        --      two restaurants, two bars and four food court facilities at the
Venetian Casino Resort;

        --      one restaurant at the Neonopolis Center at Fremont Street; and

        --      one restaurant within the Forum Shops at Caesar's Shopping
Center.

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

In December 2005, the Company established operations in Atlantic City, New Jersey by opening a bar, Luna Lounge, in the Resorts Atlantic City Hotel and Casino. The Company anticipates opening a separate restaurant, a Gallagher's Steakhouse, at the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey on New Years Eve 2005.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by the Company has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant's location. Most of the Company's restaurants which are in operation and which have been opened in recent years are of the latter description. These include the restaurant operations at the New York-New York Hotel & Casino in Las Vegas, Nevada (1997); the Stage Deli located at the Forum Shops in Las Vegas, Nevada, Red, located at the South Street Seaport in New York (1998); Thunder Grill in Union Station, Washington, D.C. (1999); two restaurants and four food court facilities at the Venetian Casino Resort in Las Vegas, Nevada (2000); The Saloon, at the Neonopolis Center in downtown Las Vegas, Nevada (2002); the 13 fast food facilities in Tampa, Florida and Hollywood, Florida, respectively
(2004); and the Gallagher's Steakhouse and Luna Lounge in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005). The Company is not currently committed to any new projects. The Company has sold a number of its smaller, neighborhood restaurants.

The names and themes of each of the Company's restaurants are different except for the Company's two America restaurants, two Sequoia restaurants, two Gonzalez y Gonzalez restaurants and two Gallagher's Steakhouse restaurants. The menus in the Company's restaurants are extensive, offering a wide variety of high quality foods at generally moderate prices. Of the Company's restaurants, the Lutece restaurant may be classified as expensive. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas. A majority of the net sales of the Company is derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

The following table sets forth the facilities the Company currently leases and operates:

                                                                                         Seating
                                                                                       Capacity(2)
                                                     Year      Restaurant Size           Indoor-       Lease
Name                          Location             Opened(1)    (Square Feet)           (Outdoor)   Expiration(3)
----                          --------             ---------    -------------           ---------   -------------
Metropolitan Cafe(4)  First Avenue                    1982             4,000               180(50)          2006
                      (between 52nd and 53rd
                      Streets)
                      New York, New York

Gonzalez y Gonzalez   Broadway                        1989             6,000               250              2007
                      (between Houston and
                      Bleecker Streets)
                      New York, New York

America               Union Station                   1989            10,000               400(50)          2009
                      Washington, D.C.

Center Cafe           Union Station                   1989             4,000               200              2009
                      Washington, D.C.

Sequoia               Washington Harbour              1990            26,000               600(400)         2017
                      Washington, D.C.

Sequoia               South Street Seaport            1991            12,000               300(100)         2006
                      New York, New York

Canyon Road           First Avenue                    1984             2,500               130              2014
                      (between 76th and 77th
                      Streets) New York, New York

Columbus Bakery       Columbus Avenue                 1988             3,000                75              2012
                      (between 82nd and 83rd
                      Streets) New York, New York

                                                                                         Seating
                                                                                       Capacity(2)
                                                     Year      Restaurant Size           Indoor-       Lease
Name                          Location             Opened(1)    (Square Feet)           (Outdoor)   Expiration(3)
----                          --------             ---------    -------------           ---------   -------------
Bryant Park Grill &   Bryant Park                     1995            25,000               180(820)         2025
Cafe(5)               New York, New York

Columbus Bakery       First Avenue                    1995             2,000                75              2006
                      (between 52nd and 53rd
                      Streets)
                      New York, New York

America(6)            New York-New York Hotel         1997            20,000               450              2017(6)
                      and Casino
                      Las Vegas, Nevada

Gallagher's           New York-New York               1997             5,500               260              2017(6)
Steakhouse(6)         Hotel & Casino
                      Las Vegas, Nevada

Gonzalez y            New York-New York               1997             2,000               120              2017(6)
Gonzalez(6)           Hotel & Casino
                      Las Vegas, Nevada

Village Eateries      New York-New York               1997             6,300               400(*)           2017(6)
(6)(7)                Hotel & Casino
                      Las Vegas, Nevada

The Grill Room (8)    World Financial Center          1997            10,000               250              2011
                      New York, New York

The Stage Deli        Forum Shops                     1997             5,000               200              2008
                      Las Vegas, Nevada

Red                   South Street Seaport            1998             7,000               150(150)         2013
                      New York, New York

Thunder Grill         Union Station                   1999            10,000               500              2019
                      Washington, D.C.

Venetian Food Court   Venetian Casino Resort          1999             5,000               300(*)           2014
                      Las Vegas, Nevada

Tsunami Grill         Venetian Casino Resort          1999            13,000               300              2019
                      Las Vegas, Nevada

Lutece                Venetian Casino Resort          1999             6,400                90(90)          2019
                      Las Vegas, Nevada

Vivid(9)              Venetian Casino Resort          2001             9,700               250              2019
                      Las Vegas, Nevada

                                                                                         Seating
                                                                                       Capacity(2)
                                                     Year      Restaurant Size           Indoor-       Lease
Name                          Location             Opened(1)    (Square Feet)           (Outdoor)   Expiration(3)
----                          --------             ---------    -------------           ---------   -------------
V-Bar                 Venetian Casino Resort          2000             3,000               100              2015
                      Las Vegas, Nevada

Gallagher's           Resorts Atlantic City           2005             6,280               196              2020
Steakhouse            Hotel and Casino
                      Atlantic City, New Jersey

Luna Lounge           Resorts Atlantic City           2005             2,270               114              2020
                      Hotel and Casino
                      Atlantic City, New Jersey

---------------

(1) Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. "Year Opened" refers to the year in which the Company or an affiliated predecessor of the Company first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

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

(5) The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2012.

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

(9)     This bar changed its name from Venus to Vivid in January 2005.

(*)     Represents common area seating.

The following table sets forth the facilities currently owned by a third party and managed by the Company:


                                                                                         Seating
                                                                                       Capacity(2)
                                                     Year      Restaurant Size           Indoor-       Lease
Name                          Location             Opened(1)    (Square Feet)           (Outdoor)   Expiration(3)
----                          --------             ---------    -------------           ---------   -------------
El Rio Grande         Third Avenue                    1987            4,000                160              2014
(4)(5)                (between 38th and
                      39th Streets)
                      New York, New York

The Saloon(6)         Neonopolis Center               2002            6,000                200              2014
                      at Fremont Street
                      Las Vegas, Nevada

Tampa Food            Hard Rock Hotel and             2004            4,000                250(*)           2029
Court(4)              Casino
                      Tampa, Florida

Hollywood Food        Hard Rock Hotel and             2004            5,000                250(*)           2029
Court(4)              Casino
                      Hollywood, Florida

---------------

(1) Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. "Year Opened" refers to the year in which the Company or an affiliated predecessor of the Company first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

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

(4) Management fees earned by the Company are based on a percentage of cash flow of the restaurant(s).

(5)     The Company owns a 19% interest in the partnership that owns El Rio
        Grande.

(6)     The Company receives $7,000 per month for managing the restaurant.

(*)     Represents common area seating.

Revenues from facilities managed by the Company are not included in the Company's consolidated sales.

Restaurant Expansion

The Company anticipates opening its Gallagher's Steakhouse restaurant the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey on New Years Eve 2005. The Company recently opened a separate bar in the Resorts Atlantic City Hotel and Casino, Luna Lounge.

The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. The Company incurred no pre-opening expenses or early operating losses in fiscal 2005.

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

Recent Restaurant Dispositions and Charges

In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded a net operating loss of $60,000 during the fiscal year ended October 1, 2005 which is included in losses from discontinued operations. In fiscal 2004, the Company also incurred a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of Lutece which is payable monthly over a nine year period beginning May 17, 2004 and bears interest at a rate of 8% per annum.

On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004.

The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $214,000. Net operating losses of $12,000 were included in losses from discontinued operations for the fiscal year ended October 1, 2005.

The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. Net operating losses of $19,000 were included in losses from discontinued operations for the fiscal year ended October 1, 2005.

The Company's restaurant, America, located in New York City has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company realized a pre-tax gain of $644,000 on the sale of this restaurant. Net operating income of $47,000 was included in losses from discontinued operations for the fiscal year ended October 1, 2005.

As a result of the above mentioned sales, the Company allocated $75,000 of goodwill to these restaurants and reduced goodwill by this amount in fiscal 2005.

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

The Company attempts to negotiate short-term and long-term supply agreements depending on market conditions and expected demand. However, the Company does not contract for long periods of time for its fresh commodities such as produce, poultry, meat, fish and dairy items and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Independent foodservice distributors deliver most food and supply items daily to restaurants. The financial impact of such supply agreements would not have a material adverse effect on the Company's financial position.

Employees

At December 10, 2005, the Company employed 1,990 persons (including employees at managed facilities), 1,448 of whom were full-time employees, 542 of whom were part-time employees, 30 of whom were headquarters personnel, 202 of whom were restaurant management personnel, 557 of whom were kitchen personnel and 1,201 of whom were restaurant service personnel. A number of the Company's restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect the labor costs of the Company and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. The Company's employees are not covered by a collective bargaining agreement.

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

The New York State Liquor Authority must approve any transaction in which a shareholder of the licensee increases his holdings to 10% or more of the outstanding capital stock of the licensee and any transaction involving 10% or more of the outstanding capital stock of the licensee.

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

Item 2.        Properties
-------        ----------

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

                           Years Lease                    Number of
                          Terms Expire                   Facilities
                          ------------                   ----------

                            2006-2010                          7
                            2011-2015                          8
                            2016-2020                         11
                            2021-2025                          1
                            2026-2030                          2

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

See also "Item 1. Business - Overview" for a list of restaurant properties.

Item 3.        Legal Proceedings
-------        -----------------

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

Item 4.        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------

Not applicable.

Executive Officers of the Registrant
------------------------------------

The following table sets forth the names and ages of executive officers of the Company and all offices held by each person:

        Name                            Age      Positions and Offices
        ----                            ---      ---------------------
        Michael Weinstein               62       Chairman, President and Chief
                                                 Executive Officer
        Vincent Pascal                  62       Senior Vice President
        Robert Towers                   58       Executive Vice President, Chief
                                                 Operating Officer and Treasurer
        Paul Gordon                     54       Senior Vice President
        Robert Stewart                  49       Chief Financial Officer

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

                                     PART II

Item 5.        Market For Registrant's Common Equity and
-------        Related Stockholder Matters
               ---------------------------


Market Information

The Company's Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market under the symbol "ARKR." The high and low sale prices for the Common Stock from September 27, 2003 through September 30, 2005 are as follows:


        Calendar 2003                            High                   Low
        -------------                            ----                   ---

        Fourth Quarter                           $ 14.35               $ 11.15

        Calendar 2004
        -------------

        First Quarter                              17.70                 13.50
        Second Quarter                             23.55                 17.01
        Third Quarter                              26.11                 21.62
        Fourth Quarter                             39.22                 27.07

        Calendar 2005
        -------------

        First Quarter                              41.88                 29.61
        Second Quarter                             32.80                 25.52
        Third Quarter                              34.59                 27.26

Dividends

A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12 and October 11, 2005. Prior to this, the Company had not paid any cash dividends since its inception. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company's Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Number of Shareholders

As of December 9, 2005, there were 45 holders of record of the Company's Common Stock, $.01 par value. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Item 6.        Selected Consolidated Financial Data
-------        ------------------------------------

        The following table sets forth certain financial data for the fiscal years ended in 2001 through 2005. During fiscal year 2005, the Company sold one of its restaurants which was considered held for sale in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), during part of fiscal year 2004 and part of fiscal year 2005. During fiscal year 2004, the Company sold three of its restaurants and closed one restaurant. The operations of these restaurants have been presented as discontinued operations for the 2004 and 2005 fiscal years, and the Company has reclassified its statements of operations data for the prior periods presented below, in accordance with FAS 144. This information should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto beginning at page F-1.

                                                                             Years Ended
                                           ------------------------------------------------------------------------------
                                              October 1,      October 2,    September 27,    September 28,  September 29,
                                                2005             2004           2003             2002           2001
                                                                (In thousands, except per share data)
                                                                                  (a)                              (b)
OPERATING DATA:
  Total revenues                           $    115,577    $    115,698    $    102,733    $    101,625    $    106,844

  Cost and expenses                            (107,325)       (106,081)        (96,980)        (95,153)       (101,198)

  Operating income                                8,252           9,617           5,753           6,472           5,646

  Other income (expense), net                       747             543             403            (607)         (2,223)

  Income from continuing operations
   before provision for income taxes              8,999          10,160           6,156           5,865           3,423
  Provision for income taxes                      2,782           2,804           1,486           1,474           1,123
  Income from continuing operations               6,217           7,356           4,670           4,391           2,300
  Income (loss) from discontinued
    operations before provision for
    income taxes                                    525            (965)         (1,781)           (217)        (13,614)
Provision (benefit) for income taxes                163            (266)           (430)            (55)         (4,466)
Income from discontinued operations                 362            (699)         (1,351)           (162)         (9,148)

NET INCOME (LOSS)                                 6,579           6,657           3,319           4,229          (6,848)

NET INCOME (LOSS) PER SHARE:

Continuing operations basic                $       1.81    $       2.22    $       1.46    $       1.38    $       0.72
Discontinued operations basic              $       0.11    $      (0.21)   $      (0.42)   $      (0.05)   $      (2.88)
                                           ------------    ------------    ------------    ------------    ------------

    Net basic                              $       1.92    $       2.01    $       1.04    $       1.33    $      (2.16)

Continuing operations diluted              $       1.75    $       2.13    $       1.45    $       1.37    $       0.72
Discontinued operations diluted            $       0.10    $      (0.20)   $      (0.42)   $      (0.05)   $      (2.88)
                                           ------------    ------------    ------------    ------------    ------------

    Net diluted                            $       1.85    $       1.93    $       1.03    $       1.32    $      (2.16)
  Weighted average number of shares

  Basic                                           3,436           3,305           3,181           3,181           3,181
  Diluted                                         3,555           3,444           3,213           3,206           3,186

BALANCE SHEET DATA (end of period):

  Total assets                             $     47,165    $     44,894    $     43,635    $     47,960    $     53,091
  Working capital (deficit)                       4,299           1,893          (4,802)         (7,990)         (6,569)
  Long-term debt                                   --              --             7,226           9,547          21,700
  Shareholders' equity                           37,413          34,200          24,826          21,446          17,173
  Shareholders' equity per share                  10.89           10.35            7.80            6.74            5.40

  Facilities in operations--end of year,
  Owned                                              44              45              40              40              46
  Managed                                             4               3               1               1               1

        (a) Fiscal 2003 income was adversely affected by an asset impairment charge of $667,000 related to the fixed assets of a restaurant, Lutece, located in New York.


        (b)Fiscal 2001 income was adversely affected by an asset impairment charge of $10,045,000 related to the Aladdin operations and a charge of $935,000 due to the cancellation of a development project.


Item 7.        Management's Discussion and Analysis of Financial Condition and
-------        Results of Operations
               ---------------------

Accounting period

The Company's fiscal year ends on the Saturday nearest September 30. The Company reports fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended September 27, 2003 and October 1, 2005 each included 52 weeks. The fiscal year ended October 2, 2004 included 53 weeks.

Overview

The Company has reclassified its statements of operations data for the prior periods presented below, in accordance with FAS 144, as a result of the sale of three of the Company's restaurants and the closure of one restaurant during the fiscal year ended October 2, 2004 and the sale of another restaurant during the fiscal year ended October 1, 2005. The operations of these restaurants have been presented as discontinued operations for the fiscal years ended October 2, 2004 and October 1, 2005. See "Item 1 -Recent Restaurant Dispositions and Charges", "Item 7 - Recent Restaurant Dispositions" and Note 2 of Notes to Consolidated Financial Statements.

Revenues

Total revenues at restaurants owned by the Company decreased by 1.1% from fiscal 2004 to fiscal 2005 and increased by 12.4% from fiscal 2003 to fiscal 2004.

Same store sales decreased 0.9%, or $989,000, on a Company-wide basis from fiscal 2004 to fiscal 2005. This decrease was primarily due to the fact that fiscal 2004 contained an extra week of sales as opposed to fiscal 2005, resulting in a 4.0%, or $2,678,000, decrease in same store sales at the Company's Las Vegas restaurants, a 3.6%, or $1,122,000, increase in same store sales at the Company's New York restaurants and a 3.2%, or $567,000, increase in same store sales at the Company's Washington D.C. restaurants. If the fifty-third week of fiscal 2004 were excluded from same store sales, the result would be a 1.2%, or $1,381,000, increase in same store sales on a Company-wide basis, a 2.0%, or $1,312,000, decrease in same store sales at the Company's Las Vegas restaurants, a 5.7%, or $1,791,000, increase in same store sales at the Company's New York restaurants and a 5.3%, or $902,000, increase in same store sales at the Company's Washington D.C. restaurants. The increases in New York and Washington D.C. were principally due to a general improvement in economic conditions and the public's willingness and inclination to resume vacation and convention travel.

During the fourth quarter of 2002 the Company abandoned its restaurant and food court operations at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas. From fiscal 2002 to fiscal 2001 sales decreased at this location from $4,999,000 to $2,853,000, or 42.9%, resulting in the Company's decision to abandon these operations.

Of the $5,219,000 decrease in revenues from fiscal 2001 to fiscal 2002, $3,282,000 is attributable to the year long closure of the Grill Room restaurant located in 2 World Financial Center, an office building adjacent to the World Trade Center site. This restaurant was damaged in the September 11, 2001 attack and reopened in early fiscal 2003. A $256,000 increase in sales is attributable to the opening of the Saloon at the Neonopolis Center in downtown Las Vegas.

Other operating income, which consists of the sale of merchandise at various restaurants, management fee income and door sales were $1,826,000 in fiscal 2005, $850,000 in fiscal 2004 and $679,000 in fiscal 2003.

Costs and Expenses

Food and beverage cost of sales as a percentage of total revenue was 25.1% in fiscal 2005, 25.5% in fiscal 2004 and 24.7% in fiscal 2003.

Total costs and expenses increased by $1,244,000, or 1.2%, from fiscal 2004 to fiscal 2005. The increase in the minimum wage in New York and Washington, D.C., the cost of compliance with the Sarbanes-Oxley Act and increased energy costs contributed to this increase.

Total costs and expenses increased by $9,101,000, or 9.4%, from fiscal 2003 to fiscal 2004. Increases in food costs, rent and payroll, as a result of the increase in total revenues, contributed to this increase. Sales increases in restaurants where the Company pays a percentage rent resulted in an increase in percentage rent of $374,000 during fiscal 2004 compared to fiscal 2003. Other operating costs and expenses also increased in fiscal 2004 due to the increase in total revenue and a one time charge of $270,000 used to pay for casino entertainment tax liability. The Company had previously thought that certain of its operations at the Venetian Hotel Resort Casino were exempt from casino entertainment tax due to the fact that such operations were not on the casino floor. As subsequent tax ruling by tax authorities determined that such operations were subject to casino entertainment tax and the Company determined to include such charge in other operating costs and expenses.

Payroll expenses as a percentage of total revenues was 31.3% in fiscal 2005 compared to 31.2% in fiscal 2004 and 32.3% in fiscal 2003. Payroll expense was $36,212,000, $36,045,000 and $33,176,000 in fiscal 2005, 2004 and 2003, respectively. In fiscal 2003, the Company had aggressively adapted its cost structure in response to lower sales expectations following September 11th. Due to the increase in sales during fiscal 2004, the Company had increased its payroll expenses incrementally. In fiscal 2005, the increase of the minimum wage in New York and Washington, D.C. resulted in an increase in payroll expenses. The Company continually evaluates its payroll expenses as they relate to sales.

No pre-opening expenses and early operating losses were incurred during fiscal 2005, 2004 or 2003. The Company did not open any new restaurants during fiscal 2005, 2004 and 2003. The Company typically incurs significant pre-opening expenses in connection with its new restaurants that are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

General and administrative expenses, as a percentage of total revenue, were 6.3% in fiscal 2005, 5.6% in fiscal 2004 and 6.5% in fiscal 2003. The decrease in these expenses as a percentage of total revenue during fiscal 2004 is primarily due to increased total revenue during this period.

The Company managed two restaurants it did not own (The Saloon and El Rio Grande) and also managed the Tampa and Hollywood Florida food court operations at October 1, 2005. The Company managed two restaurants it did not own (The Saloon and El Rio Grande) at October 2, 2004. The Company managed one restaurant it did not own (El Rio Grande) at September 27, 2003. Sales of El Rio Grande, which are not included in consolidated sales, were $3,262,000 in fiscal 2005, $2,786,000 in fiscal 2004 and $2,765,000 in fiscal 2003. The Company's lease of The Saloon was converted into a management agreement effective as of August 22, 2004, whereby the Company receives a management fee of $7,000 per month regardless of the results of operations of this restaurant. During fiscal 2004, the Company entered into agreements to manage 11 fast food restaurants located in the Hard Rock Casinos in Hollywood and Tampa, Florida. Sales from these operations totaled $8,843,000 during the 2005 fiscal year.

Interest expense was $25,000 in fiscal 2005, $190,000 in fiscal 2004 and $732,000 in fiscal 2003. The significant decreases during these periods was due to lower outstanding borrowings on the Company's credit facility and the benefit from rate decreases in the prime-borrowing rate. As of October 1, 2005, the Company had no borrowings on its credit facility. Interest income was $101,000 in fiscal 2005, $138,000 in fiscal 2004 and $162,000 in fiscal 2003.

Other income, which generally consists of purchasing service fees and other income at various restaurants, was $671,000, $595,000 and $973,000 for fiscal 2005, 2004 and 2003, respectively. Other income was impacted during fiscal 2003 by the Company's receipt of $508,000 in World Trade Center Grants for four restaurants located in downtown New York that were adversely impacted by the September 11, 2001 terrorist attacks.

Income Taxes

The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non-consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by a separate subsidiary.

For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income, with the exception of the restaurants operating in the District of Columbia. Accordingly, the Company's overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries. During fiscal 2002 the Company abandoned its restaurant and food court operations at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas. In fiscal 2002, the Company was able to utilize the deferred tax asset created in fiscal 2001, by the impairment of these operations. During the years ended October 2, 2004 and October 1, 2005, the Company decreased its allowance for the utilization of the deferred tax asset arising from state and local operating loss carryforwards by $395,000 and $125,000 in such years based on the merger of certain unprofitable subsidiaries into profitable ones.

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

The Revenue Reconciliation Act of 1993 provides tax credits to the Company for FICA taxes paid by the Company on tip income of restaurant service personnel. The net benefit to the Company was $779,000 in fiscal 2005, $591,000 in fiscal 2004 and $132,000 in fiscal 2003.

During fiscal 2002, the Company and the Internal Revenue Service finalized the adjustments to the Company's Federal income tax returns for fiscal years 1995 through 1998. The settlement did not have a material effect on the Company's consolidated financial statements. During fiscal 2006, the Company and the Internal Revenue Service finalized the adjustments to the Company's Federal income tax returns for fiscal years 1999 through 2004. This settlement did not have a material effect on the Company's consolidated financial statements.

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

The net cash used in investing activities in fiscal 2005 of ($3,836,000) was primarily used for the replacement of fixed assets at existing restaurants and the construction of a restaurant and bar in Atlantic City, New Jersey. The net cash used in investing activities in fiscal 2004 of ($1,336,000) was primarily used for the replacement of fixed assets at existing restaurants. The net cash used in investing activities in fiscal 2003 of ($1,434,000) was used for the expansion of an existing restaurant in Las Vegas and for the replacement of fixed assets at existing restaurants.

The net cash used in financing activities in fiscal 2005 ($4,397,000), was principally used for the payment of dividends. The net cash used in financing activities in fiscal 2004 ($5,106,000) and fiscal 2003 ($8,356,000) was principally due to repayments of long-term debt on the Company's main credit facility in excess of borrowings on such facility.

The Company had a working capital surplus of $4,299,000 at October 1, 2005 as compared to a working capital surplus of $1,893,000 at October 2, 2004.

The Company's Revolving Credit and Term Loan Facility (the "Facility") with its main bank (Bank Leumi USA), which included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at the Company's existing restaurants, matured on March 12, 2005. The Company does not currently plan to enter into another credit facility and expects required cash to be provided by operations. As of October 1, 2005, the Company had no borrowings on its credit facility. The Facility also includes a $500,000 Letter of Credit Facility for use in lieu of lease security deposits. The Company has delivered $253,000 in irrevocable letters of credit on this Facility at October 1, 2005. The Company generally is required to pay commissions of 1 1/2% per annum on outstanding letters of credit.

The Company's subsidiaries each guaranteed the obligations of the Company under the Facility and granted security interests in their respective assets as collateral for such guarantees. In addition, the Company pledged stock of such subsidiaries as security for obligations of the Company under such Facility.

In April 2000, the Company borrowed $1,570,000 from its main bank at an interest rate of 8.8% to refinance the purchase of various restaurant equipment at the Venetian. The note which was payable in 60 equal monthly installments through May 2005, was secured by such restaurant equipment. At October 1, 2005 the Company had nothing outstanding on this facility.

The Company entered into a sale and leaseback agreement with GE Capital for $1,652,000 in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The lease bears interest at 8.65% per annum and is payable in 48 equal monthly installments of $32,000 until maturity in November 2004 at which time the Company had an option to purchase the equipment for $519,000 or extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,000. In November 2004, the Company chose to extend the lease for an additional 12 months.

The Company originally accounted for this agreement as an operating lease and did not record the assets or the lease liability in the financial statements. During the year ended September 29, 2001, the Company recorded the entire amount payable under the lease as a liability of $1,600,000 based on the anticipated abandonment of the Aladdin operations. In 2002, the operations at the Aladdin were abandoned and at October 1, 2005 $117,000 remained accrued in other current liabilities representing future operating lease payments.

A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12 and October 11, 2005. Prior to this, the Company had not paid any cash dividends since its inception. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company's Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

                                                                      Payments Due by Period
                                           ========================================================================
                                                             Within                                       After 5
                                               Total         1 year        2-3 years      4-5 years        years
                                                                   (in thousands of dollars)
Contractual Obligations:
Operating Leases                           $     58,528   $      7,631   $     12,348   $     10,443   $     28,106
                                           ------------   ------------   ------------   ------------   ------------

Total Contractual Cash Obligations         $     58,528   $      7,631   $     12,348   $     10,443   $     28,106
                                           ============   ============   ============   ============   ============

                                                           Amount of Commitment Expiration Per Period
                                           ========================================================================
                                                             Within                                      After 5
                                               Total         1 year        2-3 years     4-5 years        years
                                                                     (in thousands of dollars)
Other Commercial Commitments:
Letters of Credit                          $        253   $       --     $        253   $       --     $       --
                                           ------------   ------------   ------------   ------------   ------------

Total Commercial Commitments               $        253   $       --     $        253   $       --     $       --
                                           ============   ============   ============   ============   ============


Restaurant Expansion

In December 2005, the Company opened a restaurant, Gallagher's Steakhouse, and a bar, Luna Lounge, at the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey.

Recent Restaurant Dispositions and Charges

In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded a net operating loss of $60,000 during the fiscal year ended October 1, 2005 which is included in losses from discontinued operations. In fiscal 2004, the Company also incurred a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of Lutece which is payable monthly over a nine year period beginning May 17, 2004 and bears interest at a rate of 8% per annum.

On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately

$625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004.

The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $214,000. Net operating losses of $12,000 were included in losses from discontinued operations for the fiscal year ended October 1, 2005.

The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. Net operating losses of $19,000 were included in losses from discontinued operations for the fiscal year ended October 1, 2005.

The Company's restaurant, America, located in New York City has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company realized a pre-tax gain of $644,000 on the sale of this restaurant. Net operating income of $47,000 was included in losses from discontinued operations for the fiscal year ended October 1, 2005.

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

The Company believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on the Company's consolidated results of operations, financial position or cash flows for the periods presented in this report.

Below are listed certain policies that management believes are critical:

Use of Estimates

The preparation of financial statements requires the application of certain accounting policies, which may require the Company to make estimates and assumptions of future events. In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying the

Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances and actual results could differ from those estimates. Although management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial position or the results of operation, differences in actual results could be material to the financial statements.

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

Leases

The Company is obligated under various lease agreements for certain restaurants. The Company recognizes rent expense on a straight-line basis over the expected lease term, including option periods as described below. Within the provisions of certain leases there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes option periods when it is deemed to be reasonably assured that the Company would incur an economic penalty for not exercising the option. Percentage rent expense is generally based upon sales levels and is expensed as incurred. Certain leases include both base rent and percentage rent. The Company records rent expense on these leases based upon reasonably assured sales levels. The consolidated financial statements reflect the same lease terms for amortizing leasehold improvements as were used in calculating straight-line rent expense for each restaurant. The judgments of the Company may produce materially different amounts of amortization and rent expense than would be reported if different lease terms were used.

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

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy no impairment charges were recorded during the fiscal years ended 2005, 2004 and 2003.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123
(R), "Accounting for Stock-Based Compensation." SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services through the issuance of stock options and other share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for public entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. SFAS No. 123 (R) shall be effective for the Company beginning in its first quarter of fiscal 2006. The Company has not determined if the adoption of this new accounting pronouncement is expected to have a material impact on the financial statements of the Company for fiscal 2006.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk
--------       ----------------------------------------------------------

None.

Item 8.        Financial Statements and Supplementary Data
-------        -------------------------------------------

The Company's Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9.        Changes in and Disagreements With
-------        Accountants on Accounting and Financial Disclosure
               --------------------------------------------------

Incorporated herein by this reference is the discussion under Item 4 of the Company's Current Report on Form 8-K, filed on January 15, 2004, and Item 4 of the Company's Current Report on Form 8-K/A, filed on January 16, 2004, reporting a change in certifying accountants. There were no disagreements related to that change in accountants.

Item 9A.
--------

Controls and Procedures; Internal Control over Financial Reporting

Evaluation of disclosure controls and procedures. Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective as of October 1, 2005 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal year 2005 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III
                                    --------

Item 10.       Directors and Executive Officers of the Registrant
--------       --------------------------------------------------

See Part I, Item 4. "Executive Officers of the Registrant." Other information relating to the directors and executive officers of the Company is incorporated by reference to the definitive proxy statement for the Company's 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the "Proxy Statement"). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

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

Item 11.       Executive Compensation
--------       ----------------------

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.       Security Ownership of Certain Beneficial Owners and Management
--------       --------------------------------------------------------------

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.       Certain Relationships and Related Transactions
--------       ----------------------------------------------

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.       Principal Accountant Fees and Services
--------       --------------------------------------

The information required by this item is incorporated by reference to the Proxy Statement.

                                     PART IV
                                     -------

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------       ----------------------------------------------------------------


    (a)      (1)    Financial Statements:                                                Page
                                                                                         ----
                    Reports of Independent Registered Public Accounting Firms         F-1 - F-2

                    Consolidated Balance Sheets --
                    at October 1, 2005 and  October 2, 2004                              F-3

                    Consolidated Statements of Operations -- For each of the
                    three fiscal years ended October 1, 2005, October 2, 2004
                    and September 27, 2003                                               F-4

                    Consolidated Statements of Cash Flows -- For each of the
                    three fiscal years ended October 1, 2005, October 2, 2004
                    and September 27, 2003                                               F-5

                    Consolidated Statements of Shareholders' Equity -- For each of the three fiscal years ended October 1, 2005, October 2,
                    2004 and September 27, 2003                                          F-6

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

            10.15 Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant's Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

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

            *23.1   Consent of Deloitte & Touche LLP.

            *23.2   Consent of J.H. Cohn LLP.

            *31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

            *31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

             *32    Section 1350 Certification

    (b)   Reports   Report on Form 8-K dated December 28, 2004
          on Form
           8-K      Report on Form 8-K/A dated January 13, 2005

                    Report on Form 8-K dated February 16, 2005

                    Report on Form 8-K dated April 13, 2005

                    Report on Form 8-K dated May 17, 2005

                    Report on Form 8-K dated July 12, 2005

                    Report on Form 8-K dated August 15, 2005

                    Report on Form 8-K dated October 11, 2005

--------------

*       Filed herewith.

Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of Ark Restaurants Corp.


We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries as of October 1, 2005 and October 2, 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ark Restaurants Corp. and Subsidiaries as of October 1, 2005 and October 2, 2004, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

New York, New York
December 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Ark Restaurants Corp.

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Ark Restaurants Corp. and subsidiaries (the "Company") for the fiscal year ended September 27, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Ark Restaurants Corp. and subsidiaries for the fiscal year ended September 27, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte and Touche LLP
New York, New York

December 24, 2003
(December 30, 2004 as to the reclassifications described in the final paragraph of Note 2)

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------


                                                                  October 1,      October 2,
                                                                     2005            2004
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                    $       5,723   $       4,435
  Accounts receivable                                                  2,821           2,171
  Employee receivables                                                   294             330
  Current portion of long-term receivables (Note 3)                      299             208
  Inventories                                                          1,615           1,731
  Deferred income taxes (Note 12)                                        630             630
  Prepaid expenses and other current assets                            1,417           1,615
  Assets held for sale (Note 2)                                         --               128
                                                               -------------   -------------
           Total current assets                                       12,799          11,248
                                                               -------------   -------------
LONG-TERM RECEIVABLES (Note 3)                                         1,275           1,082
                                                               -------------   -------------

FIXED ASSETS--At cost:
  Leasehold improvements                                              31,252          29,720
  Furniture, fixtures and equipment                                   28,107          27,178
  Construction in progress                                             1,782            --
                                                               -------------   -------------
                                                                      61,141          56,898

  Less accumulated depreciation and amortization                      37,096          33,437
                                                               -------------   -------------
                                                                      24,045          23,461
                                                               -------------   -------------

INTANGIBLE ASSETS--Net (Note 4)                                          198             224

GOODWILL                                                               3,440           3,515

DEFERRED INCOME TAXES (Note 12)                                        4,679           4,591

OTHER ASSETS (Note 5)                                                    729             773
                                                               -------------   -------------
TOTAL                                                          $      47,165   $      44,894
                                                               =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable--trade                                      $       2,740   $       2,230
  Accrued expenses and other current liabilities (Note 6)              4,756           4,781
  Current maturities of long-term debt (Note 7)                         --               251
  Accrued income taxes                                                 1,004           2,093
                                                               -------------   -------------
           Total current liabilities                                   8,500           9,355
                                                               -------------   -------------

OPERATING LEASE DEFERRED CREDIT (Notes 1 and 8)                          878             899

 OTHER LIABILITES (Note 2)                                               374             440
                                                               -------------   -------------
TOTAL LIABILITIES                                                      9,752          10,694
                                                               -------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Notes 9, 10 and 16):
  Common stock, par value $.01 per share--authorized, 10,000
    shares; issued 5,533 and 5,462 at October 1, 2005                     56              54
    and October 2, 2004, respectively
  Additional paid-in capital                                          18,437          17,202
  Retained earnings                                                   27,472          25,694
                                                               -------------   -------------
                                                                      45,965          42,950

  Less stock option receivable                                           166             364
  Less treasury stock of  2,070 shares at October 1, 2005
  and October 2, 2004                                                  8,386           8,386
                                                               -------------   -------------

           Total shareholders' equity                                 37,413          34,200
                                                               -------------   -------------

  TOTAL                                                        $      47,165   $      44,894
                                                               =============   =============

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                           Years Ended
                                                                    -----------------------------------------------------
                                                                           October 1,       October 2,     September 27,
                                                                              2005             2004            2003
REVENUES:
  Food and beverage sales                                                $     113,751    $     114,848    $     102,054
  Other income (Note 11)                                                         1,826              850              679
                                                                         -------------    -------------    -------------

           Total revenues                                                      115,577          115,698          102,733
                                                                         -------------    -------------    -------------

COST AND EXPENSES:
  Food and beverage cost of sales                                               28,973           29,554           25,392
  Payroll expenses                                                              36,212           36,045           33,176
  Occupancy expenses                                                            16,505           15,900           15,525
  Other operating costs and expenses                                            14,623           14,492           12,312
  General and administrative expenses                                            7,318            6,499            6,665
  Depreciation and amortization                                                  3,694            3,591            3,910
                                                                         -------------    -------------    -------------

           Total cost and expenses                                             107,325          106,081           96,980
                                                                         -------------    -------------    -------------

OPERATING INCOME                                                                 8,252            9,617            5,753
                                                                         -------------    -------------    -------------

OTHER (INCOME) EXPENSE:
  Interest expense (Note 7)                                                         25              190              732
  Interest income                                                                 (101)            (138)            (162)
  Other income (Note 13)                                                          (671)            (595)            (973)
                                                                         -------------    -------------    -------------

                                                                                  (747)            (543)            (403)
                                                                         -------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                                              8,999           10,160            6,156

PROVISION FOR INCOME TAXES (Note 12)                                             2,782            2,804            1,486
                                                                         -------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS                                                6,217            7,356            4,670
                                                                         -------------    -------------    -------------

DISCONTINUED OPERATIONS:
INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED RESTAURANTS
    (INCLUDING NET GAINS ON DISPOSAL OF $644,000 FOR THE FISCAL YEAR
      ENDED OCTOBER 1, 2005 AND NET LOSSES OF $168,000 ON DISPOSAL FOR
      THE FISCAL YEAR ENDED OCTOBER 2, 2004)                                       525             (965)          (1,781)

PROVISION (BENEFIT) FOR INCOME TAXES (Note 12)                                     163             (266)            (430)
                                                                         -------------    -------------    -------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                         362             (699)   $      (1,351)
                                                                         -------------    -------------    -------------

NET INCOME                                                               $       6,579    $       6,657    $       3,319
                                                                         =============    =============    =============

PER SHARE INFORMATION - BASIC AND DILUTED

Continuing operations basic                                              $        1.81    $        2.22    $        1.46
Discontinued operations basic                                            $        0.11    $       (0.21)   $       (0.42)
                                                                         -------------    -------------    -------------
NET BASIC                                                                $        1.92    $        2.01    $        1.04
                                                                         =============    =============    =============

Continuing operations diluted                                            $        1.75    $        2.13    $        1.45
Discontinued operations diluted                                          $        0.10    $       (0.20)   $       (0.42)
                                                                         -------------    -------------    -------------
NET DILUTED                                                              $        1.85    $        1.93    $        1.03
                                                                         =============    =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES--Basic                                         3,436            3,305            3,181
                                                                         =============    =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES--Diluted                                       3,555            3,444            3,213
                                                                         =============    =============    =============

See notes to consolidated financial statements.

ARK RESTAURANT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                                             Years Ended
                                                                         -------------------------------------------------
                                                                            October 1,        October 2,    September 27,
                                                                              2005              2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                      $       6,217    $       7,356    $       4,670
    Adjustments to reconcile income from
     continuing operations to net cash provided
     by operating activities:

Deferred income taxes                                                              187             (144)            (355)
Depreciation and amortization                                                    3,694            3,591            3,910
Operating lease deferred credit                                                    (21)              53                4
Changes in operating assets and liabilities
     Receivables                                                                  (650)            (514)             288
     Employee receivables                                                           36              (75)             790
     Inventories                                                                   116              133              (65)
     Prepaid expenses and other current assets                                     198           (1,025)              18
     Prepaid income taxes                                                         --               --                957
     Other assets                                                                   43              208             (314)
     Accounts payable - trade                                                      510           (1,213)             111
     Accrued income taxes                                                         (583)           1,357             1198
     Accrued expenses and other current liabilities                                (25)            (805)            (770)
                                                                         -------------    -------------    -------------

       Net cash provided by operating activities                                 9,722            8,922           10,442
                                                                         -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to fixed assets                                                  (4,252)          (1,529)          (1,603)
     Payments received on note receivables                                         416              193              169
                                                                         -------------    -------------    -------------

       Net cash used in investing activities                                    (3,836)          (1,336)          (1,434)
                                                                         -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                     --               --              1,100
     Principal payments on long-term debt                                         (251)          (7,328)          (9,355)
     Exercise of stock options                                                     457            1,966             --
     Payments received under stock options receivables                             198              291               61
     Payment of debt issuance costs                                               --               --               (162)
     Payment of dividends                                                       (4,801)            --               --
     Purchase of treasury stock                                                   --                (35)            --
                                                                         -------------    -------------    -------------

       Net cash used in financing activities                                    (4,397)          (5,106)          (8,356)
                                                                         -------------    -------------    -------------

NET CASH PROVIDED BY
 CONTINUING OPERATIONS                                                           1,489            2,480              652


NET CASH (USED IN) PROVIDED BY
 DISCONTINUED OPERATIONS                                                          (201)           1,469             (985)
                                                                         -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                  1,288            3,949             (333)
 AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS--
 Beginning of year                                                               4,435              486              819
                                                                         -------------    -------------    -------------

CASH AND CASH EQUIVALENTS-- End of year                                  $       5,723    $       4,435    $         486
                                                                         =============    =============    =============

SUPPLEMENTAL INFORMATION:
  Cash payments for:
     Interest                                                            $          25    $         264    $         768
                                                                         =============    =============    =============

     Income taxes                                                        $       3,341    $       1,455    $         114
                                                                         =============    =============    =============

SUPPLEMENTAL DICLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES
     Tax benefit on exercise of stock options                            $         780    $         495    $        --
                                                                         =============    =============    =============

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED OCTOBER 1, 2005, OCTOBER 2, 2004 AND SEPTEMBER 27, 2003
(In thousands)
--------------------------------------------------------------------------------

                                                   Common Stock      Additional                               Stock        Total
                                                   ------------       Paid-In      Retained    Treasury      Options   Shareholders'
                                                Shares     Amount     Capital      Earnings      Stock     Receivable     Equity
BALANCE, September 28, 2002                      5,249   $       52  $   14,743  $   15,718   $   (8,351)  $     (716)  $   21,446
  Net payment on stock options receivables        --           --          --          --           --             61           61
  Net income                                      --           --          --         3,319         --           --          3,319
                                            ----------   ----------  ----------   ----------  ----------   ----------   ----------
BALANCE--September 27, 2003                      5,249           52      14,743      19,037       (8,351)        (655)      24,826

  Exercise of stock options                        213            2       1,964        --           --           --          1,966
  Tax benefit on exercise of options              --           --           495        --           --           --            495
  Purchase of treasury stock                      --           --          --          --            (35)        --            (35)
  Payment on stock options receivables            --           --          --          --           --            291          291
  Net income                                      --           --          --         6,657         --           --          6,657
                                            ----------   ----------  ----------   ----------  ----------   ----------   ----------
BALANCE--October 2, 2004                         5,462           54      17,202      25,694       (8,386)        (364)      34,200

  Exercise of stock options                         71            2         455        --           --           --            457
  Tax benefit on exercise of options              --           --           780        --           --           --            780
  Payment on stock options receivables            --           --          --          --           --            198          198
  Payment of dividends - $1.40 per share                                             (4,801)        --           --         (4,801)
  Net income                                      --           --          --         6,579         --           --          6,579
                                            ----------   ----------  ----------   ----------  ----------   ----------   ----------

BALANCE--October 1, 2005                         5,533   $       56  $   18,437  $   27,472   $   (8,386)  $     (166)  $   37,413
                                            ==========   ==========  ==========   ==========  ==========   ==========   ==========

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 1, 2005, OCTOBER 2, 2004 AND SEPTEMBER 27, 2003
--------------------------------------------------------------------------------


1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Ark Restaurants Corp. and subsidiaries (the "Company") own and operate 23 restaurants, 26 fast food concepts, catering operations and wholesale and retail bakeries. Nine restaurants are located in New York City, nine in Las Vegas, Nevada and four in Washington, D.C. The Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort and operation of the resort's room service, banquet facilities, employee dining room and nine food court concepts. Four restaurants and bars are within the Venetian Casino Resort as well as four food court concepts; one restaurant is within the Forum Shops at Caesar's Shopping Center and one restaurant is in downtown Las Vegas at the Neonopolis Center. The Company also manages five fast food facilities in Tampa, Florida and eight fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino owned by the Seminole Indian Tribe at these locations. One restaurant and one bar are located in the Resorts Casino in Atlantic City, New Jersey.

      Accounting Period--The Company's fiscal year ends on the Saturday nearest September 30. The fiscal year ended October 1, 2005 included 52 weeks. The fiscal years ended October 2, 2004 and September 27, 2003 included 53 weeks and 52 weeks, respectively.

      Significant Estimates--In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on long-term receivables, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial statements.

      Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      Cash Equivalents--Cash equivalents include instruments with maturities of three months or less, when purchased.

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

      Fixed Assets--Leasehold improvements and furniture, fixtures and equipment are stated at cost. Depreciation of furniture, fixtures and equipment (including equipment under capital leases) is computed using the straight-line method over the estimated useful lives of the respective assets (three to seven years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 30 years. For leases with renewal periods at the Company's option, if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives.

      The Company includes in construction in progress improvements in restaurants that are under construction. Once the projects have been completed, the Company will begin depreciating and amortizing the assets. Start-up costs incurred during the construction period of restaurants, including rental of premises, training and payroll, are expensed as incurred.

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

      For the years ended October 1, 2005 and October 2, 2004, no impairment charges were deemed necessary. For the year ended September 27, 2003, an impairment charge of $667,000 was incurred on the restaurant Lutece (Note
      2).

      Intangible Assets and Goodwill--As of September 29, 2002, the Company adopted the provisions of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. This statement requires that for the Company goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit (the Company is being treated as one reporting unit) with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

      Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy no impairment charges were recorded during the fiscal years ended 2005, 2004 and 2003.

      Costs associated with acquiring leases and subleases, principally purchased leasehold rights, have been capitalized and are being amortized on the straight-line method based upon the initial terms of the applicable lease agreements, which range from 10 to 21 years.

      Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period of five years.

      Amortization expense for intangible assets not including goodwill was $28,000, $27,000 and $15,000 for the years ended October 1, 2005, October 2, 2004, and September 27, 2003, respectively.

      Leases - The Company is obligated under various lease agreements for certain restaurants. The Company recognizes rent expense on a straight-line basis over the expected lease term, including option periods as described below. Within the provisions of certain leases there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes option periods when it is deemed to be reasonably assured that the Company would incur an economic penalty for not exercising the option. Percentage rent expense is generally based upon sales levels and is expensed as incurred. Certain leases include both base rent and percentage rent. The Company records rent expense on these leases based upon reasonably assured sales levels. The consolidated financial statements reflect the same lease terms for amortizing leasehold improvements as were used in calculating straight-line rent expense for each restaurant. The judgments of the Company may produce materially different amounts of amortization and rent expense than would be reported if different lease terms were used.

      Other Assets-- Certain legal and bank commitment fees incurred in connection with the Company's Revolving Credit and Term Loan Facility, as discussed in Note 7, were capitalized as deferred financing fees and were amortized over two years, the remaining term of the facility.

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

      Income Taxes--Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized

      Income Per Share of Common Stock--Basic net income per share is computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period. Diluted net income per share reflects the additional dilutive effect of potentially dilutive shares (principally those arising from the assumed exercise of stock options).

      Stock Options--The Company accounts for stock options granted to employees under the intrinsic value-based method for employee stock-based compensation and provides pro forma disclosure of net income and earnings per share as if the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123") had been adopted. The Company generally does not grant options to outsiders.

      SFAS No. 123 requires the Company to disclose pro forma net income and pro forma earnings per share information for employee stock option grants to employees as if the fair-value method defined in SFAS No. 123 had been applied. The Company utilized the Black-Scholes option-pricing model to quantify the pro forma effects on net income and earnings per share of all options granted. During fiscal 2005 194,000 options to purchase common stock were granted. There were no options granted during fiscal 2004 and 2003 and no charges to operations for options issued to employees during fiscal 2005, 2004 and 2003.

      In accordance with Statement of Financial Accounting Standards No. 148 ("SFAS No. 148") and SFAS No. 123, the Company's pro forma option expense is computed using Black-Scholes option pricing model. To comply with SFAS No. 148, the Company is presenting the following table to illustrate the effect on the net income and income per share if it had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock-based employee compensation plan. For purposes of this pro forma disclosure, the estimated value of the options is amortized ratably to expense over the options' vesting periods.

      The pro forma impact was as follows:

                                                                                                   Years Ended
                                                                                 ----------------------------------------------
                                                                                    October 1,      October 2,    September 27,
                                                                                      2005            2004            2003
                                                                                   (In thousands, except per share amounts)

        Net income as reported                                                   $       6,579   $       6,657   $       3,319

        Deduct stock based compensation expense
            computed under the fair value method                                           494              85             118
                                                                                 -------------   -------------   -------------
        Net income - pro forma                                                   $       6,085   $       6,572   $       3,201
                                                                                 =============   =============   =============

        Net income per share as reported - basic                                 $        1.92   $        2.01   $        1.04
        Net income per share as reported - diluted                               $        1.85   $        1.93   $        1.03

        Net income per share pro forma - basic                                   $        1.77   $        1.99   $        1.01
        Net income per share pro forma - diluted                                 $        1.71   $        1.91   $        1.00




        On December 21, 2004, the company granted options to employees to purchase 194,000 shares of common stock at a price of $29.60 per share. These options will vest after two years and expire ten years after the date of grant. The Company did not record any intrinsic value for these options. The assumptions used for fiscal 2005 for the pro forma effects of options granted on December 21, 2004 included a risk-free interest rate of 3.37%, volatility of 37%, a dividend yield of 3% and an expected life of three years.

      Reclassifications--Certain reclassifications of prior year balances have been made to conform to the current year presentation.

2. RECENT RESTAURANT DISPOSITIONS

      In fiscal 2003, the Company determined that its restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to the Company's long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets. The Company had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded net operating losses of $804,000 for Lutece during the fiscal year ended October 2, 2004 which are included in losses from discontinued operations. In 2004, the Company also incurred a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of Lutece which is payable monthly over a nine year period beginning May 17, 2004 and bears interest at 8% per annum. Net operating losses of $60,000 were included in losses from discontinued operations for the fiscal year ended October 1, 2005.

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

      The Company's restaurant Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $214,000. Net operating losses of $230,000 were included in losses from discontinued operations for the fiscal year ended October 2, 2004. Net operating losses of $12,000 were included in losses from discontinued operations for the fiscal year ended October 1, 2005.

      The Company's restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. The Company recorded net operating losses of $148,000 during fiscal 2004 for this restaurant. These losses are included in losses from discontinued operations. Net operating losses of $19,000 were included in losses from discontinued operations for the fiscal year ended October 1, 2005.

      The Company's restaurant America, located in New York City, has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company realized a pre-tax gain of $644,000 on the sale of this restaurant. Net operating income of $47,000 was recorded in income from discontinued operations for the fiscal year ended October 1, 2005.

      In accordance with SFAS No. 144, all prior years included in the accompanying consolidated statements of operations and cash flows have been reclassified to separately show the results of operations and cash flows of these discontinued operations. Total revenues of these discontinued operations were $1,871,000, $6,501,000 and $13,860,000 in fiscal 2005, 2004 and 2003, respectively.

      As a result of the above mentioned sales, the Company allocated $75,000 of goodwill to these restaurants and reduced goodwill by this amount in fiscal 2005.

3. LONG-TERM RECEIVABLES

      Long-term receivables consist of the following:

                                                                                  October 1,   October 2,
                                                                                    2005          2004
                                                                                      (In thousands)
        Note receivable collateralized by fixed assets and lease at a restaurant sold by the Company, at 8% interest; due in
          monthly installments through December 2006 (a)                          $      111   $      192

        Note receivable collateralized by fixed assets and lease at a restaurant sold by the Company, at 7.5% interest; due in
           monthly installments  through December 2008 (b)                               788        1,009

        Note receivable collateralized by fixed assets and lease at a restaurant sold by the Company, at 7.0% interest; due in
          monthly installments through December 2007 (c)                                --             89

        Note receivable collateralized by fixed assets and lease at a restaurant sold by the Company, at 6% interest, due in
          monthly installments through June 2011 (d)                                     675         --
                                                                                  ----------   ----------

                                                                                       1,574        1,290

        Less current portion                                                             299          208
                                                                                  ----------   ----------

                                                                                  $    1,275   $    1,082
                                                                                  ==========   ==========


            (a) In December 1996, the Company sold a restaurant for $900,000. Cash of $50,000 was received on sale and the balance is due in installments through December 2006.

            (b) In October 1997, the Company sold a restaurant for $1,750,000, of which $200,000 was paid in cash and the balance is due in monthly installments under the terms of two notes bearing interest at 7.5%. One note, with an initial principal balance of $400,000, was paid in 24 monthly installments of $19,000 through April 2000. The second note, with an initial principal balance of $1,150,000, will be paid in 104 monthly installments of $15,000 commencing May 2000 and ending December 2008. At December 2008, the then outstanding balance of $519,000 matures.

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

            (c) In June 2000, the Company sold this restaurant for $438,000. Cash of $188,000 was received on sale and the balance was due in installments through June 2006. In February 2001, the buyer defaulted and the Company took possession of this restaurant and sold it to another party in June 2002. The total price was $270,000, cash of $145,000 was received on sale and the balance was due in installments through December 2007. The buyer fully paid the note during fiscal 2005.

            (d) In March 2005, the Company sold this restaurant for $1,300,000. Cash of $600,000 was included on the sale. Of the $600,000 cash, $200,000 was paid to the Company as a fee to manage the restaurant for four months prior to closure and the balance was paid directly to the landlord. The remaining $700,000 was received in the form of a note payable in installments through June 2011.

                  The Company recognized a gain during the year ended October 1, 2005 of $644,000.



      The carrying value of the Company's long-term receivables approximates their current aggregate fair value.

4.    INTANGIBLE ASSETS

      Intangible assets consist of the following:




                                                          October 1,   October 2,
                                                             2005         2004
                                                             (In thousands)
        Purchased leasehold rights (a)                   $      611   $      611
        Noncompete agreements and other                         600          600
                                                         ----------   ----------
                                                              1,211        1,211

        Less accumulated amortization                         1,013          987
                                                         ----------   ----------

                       Total intangible assets           $      198   $      224
                                                         ==========   ==========

      (a) Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

5.    OTHER ASSETS

      Other assets consist of the following:



                                                   October 1,   October 2,
                                                     2005          2004
                                                       (In thousands)
        Deposits and other                        $      350   $      350
        Deferred financing fees                         --             27
        Landlord receivable (a)                          379          396
                                                  ----------   ----------

                                                  $      729   $      773
                                                  ==========   ==========


      (a) This balance represents certain costs paid by the Company on behalf of a landlord, that under an agreement with the landlord will be used as a future offset to contingent rent payments for certain Las Vegas restaurants.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:





                                                   October 1,   October 2,
                                                     2005          2004
                                                         (In thousands)

        Sales tax payable                         $      763   $      833
        Accrued wages and payroll related costs        1,756        1,430
        Customer advance deposits                        986          853
        Accrued and other liabilities                  1,134        1,169
        Abandonment accrual (a)                          117          496
                                                  ----------   ----------
                                                  $    4,756   $    4,781
                                                  ==========   ==========


      (a) During the year ended September 29, 2001, the Company recorded the entire amount payable under an operating lease for restaurant equipment for the Aladdin operations as a liability of $1,600,000 based on their anticipated abandonment. During the year ended September 28, 2002, the operations at the Aladdin were abandoned.

7. NOTES PAYABLE

      The Company's debt consisted of the following:




                                                                                         Ocober 1,       October 2,
                                                                                           2005              2004
                                                                                              (In thousands)
        Notes issued in connection with refinancing of restaurant
          equipment, with interest at 8.80%, payable in monthly
          installments through May 2005 (a)                                             $       -         $      251
                                                                                        ---------         ----------


                                                                                                                 251
        Less current maturities                                                                 -                251
                                                                                        ---------         ----------

                                                                                        $       -         $        -
                                                                                        =========         ==========


      (a) In April 2000, the Company borrowed from its main bank $1,570,000 to refinance the purchase of various restaurant equipment at its food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The notes bear interest at 8.80% per annum and are payable in 60 equal monthly installments of $32,439 inclusive of interest, paid off in May 2005.



8.    COMMITMENTS AND CONTINGENCIES

      Leases--The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2021. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurants' sales in excess of stipulated amounts at such facility.

      As of October 1, 2005, future minimum lease payments under noncancelable leases are as follows:



                                                                      Amount
            Fiscal Year                                           (In thousands)
            2006                                                     $  7,631
            2007                                                        6,537
            2008                                                        5,811
            2009                                                        5,349
            2010                                                        5,094
            Thereafter                                                 28,106
                                                                     --------

            Total minimum payments                                   $ 58,528
                                                                     ========

      In connection with the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $350,000 as security deposits under such leases.

      Rent expense was $11,978,000, $12,104,000 and $11,027,000 during the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively. Contingent rentals, included in rent expense, were $4,160,000, $4,153,000 and $3,366,000 for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively.

      In August 2004, the Company entered into a lease agreement to operate a Gallagher's Steakhouse and separate bar, Lunar Lounge, at the Resorts International Hotel and Casino in Atlantic City, New Jersey. The landlord has agreed to contribute up to $3,000,000 towards the construction of these facilities. The Company estimates the Company will provide an additional $1,000,000 towards the construction. The bar opened in December 2005 and the Company anticipates that the restaurant will be opened on New Years Eve 2005. The future minimum lease payments from these lease agreements are included in the above schedule.

      Legal Proceedings--In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker's compensation claims, which are generally handled by the Company's insurance carriers.

      The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. The Company does not believe that any of such suits will have a materially adverse effect upon the Company's consolidated financial statements. In October 2003, the Company's landlord for its executive, administrative and clerical offices located in New York, New York commenced an action against the Company in the Supreme Court, New York County asserting the Company had failed to validly exercise its option with respect to the premises at issue and that the Landlord was entitled to immediate and exclusive possession of the premises. The Company answered and asserted affirmative defenses and counterclaims. By an order dated May 25, 2004, the court denied the landlord's motion for summary judgment on its complaint while granting, in part, the landlord's motion to dismiss the Company's affirmative defenses and counterclaims. Both the landlord and the Company appealed from the May 25, 2004 order, but no decision on the appeals has been issued. Pending the outcome of this litigation, the Company remains in possession of the premises.

9.    COMMON STOCK REPURCHASE PLAN

      In August 1998, the Company authorized the repurchase of up to 500,000 shares of the Company's outstanding common stock. In April 1999, the Company authorized the repurchase of an additional 300,000 shares of the Company's outstanding common stock. For the years ended October 1, 2005 and September 27, 2003, there were no repurchases of common stock. For the year ended October 2, 2004 the Company repurchased 2,500 shares at a total cost of $35,000.

10.   STOCK OPTIONS

      The Company has options outstanding under two stock option plans, the 1996 Stock Option Plan (the "1996 Plan") and the 2004 Stock Option Plan (the "2004 Plan"). In 2004 the Company terminated the 1996 Plan. This action terminated the 257,000 authorized but unissued options under the 1996 Plan but it did not affect any of the options previously issued under the 1996 Plan.

      Options granted under the 1996 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire five years after the date of grant and are generally exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the grant date.

      Options granted under the 2004 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant and are generally exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant.

      Additional information follows:

                                                         2005                         2004                        2003
                                               ------------------------       ------------------------    ------------------------

                                                             Weighted                     Weighted                    Weighted
                                                              Average                      Average                     Average
                                                             Exercise                      Exercise                    Exercise
                                                 Shares        Price           Shares       Price         Shares        Price

        Outstanding, beginning of year           178,000    $      7.91        392,500    $      7.91       392,500   $      7.91

        Options:
          Granted                                194,000          29.60           --                           --
          Exercised                              (71,000)          6.47       (212,500)          9.18          --
          Canceled or expired                       --                          (2,000)         10.00          --
                                                 -------                      --------                    ---------
        Outstanding, end of year (a)             301,000          21.32        178,000           6.30       392,500          7.91
                                                 =======                      ========                    =========
        Exercise price, outstanding options   $6.30 - 29.60                 $6.30 - 7.50                $6.30 - 10.00

        Weighted average years                6.38 Years                    2.14 Years                   2.06 Years

        Shares available for future grant (b)    256,000                       450,000                      257,000

        Options exercisable (a)                  107,000           6.30         60,500           6.30       220,000          9.10

        Fair value of options granted            194,000           8.13           --                          --



      (a) Options become exercisable at various times until expiration dates ranging from December 2003 through December 2014.

      (b) The 2004 Stock Option Plan, which was approved by shareholders, is the Company's only equity compensation plan currently in effect. Under the 2004 Stock Option Plan, 450,000 options were authorized for future grant and 194,000 of these options were issued during fiscal 2005. The Company, with the approval of the shareholders, terminated the 1996 Stock option Plan. This action terminated the 257,000 authorized but unissued options under the 1996 Stock Option Plan but it did not affect any of the options previously issued under the 1996 Stock Option Plan.

11.   MANAGEMENT FEE INCOME

      As of October 1, 2005, the Company provides management services to two fast food courts and one restaurant it does not own. In accordance with the contractual arrangements, the Company earns management fees based on operating profits as defined by the agreement.

      Management fee income relating to these services was $1,568,000, $386,000 and $120,000 for the years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively.

      Restaurants managed had sales of $12,105,000, $9,566,000 and $2,765,000 during the management periods within the years ended October 1, 2005, October 2, 2004 and September 27, 2003, respectively, which are not included in consolidated net sales of the Company.

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

      The provision (benefit) for income taxes attributable to continuing and discontinued operations consists of the following:



                                                                      Years Ended
                                                  --------------------------------------------------
                                                      October 1,        October 2,     September 27,
                                                        2005              2004             2003
                                                                     (In thousands)
        Current provision (benefit):
          Federal                                  $       2,189    $       2,168    $       1,534
          State and local                                    569              514              316
                                                   -------------    -------------    -------------
                                                           2,758            2,682            1,850
                                                   -------------    -------------    -------------

        Deferred provision (benefit):
          Federal                                            413              259                3
          State and local                                   (226)            (403)            (797)
                                                   -------------    -------------    -------------
                                                             187             (144)            (794)
                                                   -------------    -------------    -------------
                                                   $       2,945    $       2,538    $       1,056
                                                   =============    =============    =============

      The provision for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:

                                                                               Years Ended
                                                             -------------------------------------------------
                                                              October 1,        October 2,       September 27,
                                                                 2005              2004             2003
                                                                              (In thousands)
        Provision for Federal
          income taxes (34%)                                 $       3,238    $       3,126    $       1,488

        State and local income taxes net of Federal
          tax benefit                                                  309              334              208


        Tax credits                                                   (514)            (591)            (132)

        State and local net operating loss carryforward
           allowance adjustment                                       (125)            (395)            (445)

        Other                                                           37               64              (63)
                                                             -------------    -------------    -------------
                                                             $       2,945    $       2,538    $       1,056
                                                             =============    =============    =============



      Deferred tax assets or liabilities are established for: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company's net deferred tax asset are as follows:


                                                                October 1,       October 2,
                                                                  2005              2004
                                                                     (In thousands)
         Current deferred tax assets (liabilities):
          Operating loss carryforwards                       $         300    $         300
          Carryforward tax credits                                     600              600
          Inventory                                                   (270)            (270)
                                                             -------------    -------------

        Total current net deferred tax assets                          630              630
                                                             -------------    -------------

         Long-term deferred tax assets (liabilities):
          Operating loss carryforwards                       $       1,853    $       1,828
          Operating lease deferred credits                             320              377
          Carryforward tax credits                                   3,970            4,424
          Depreciation and amortization                               (973)          (1,598)
          Deferred gains                                              (260)            (107)
          Valuation allowance                                         (358)            (486)
          Pension withdrawal liability                                 127              153
                                                             -------------    -------------

        Total long-term net deferred tax assets                      4,679            4,591
                                                             -------------    -------------

        Total net deferred tax assets                        $       5,309    $       5,221
                                                             =============    =============

      A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $358,000 at October 1, 2005, $486,000 at October 2, 2004. The Company decreased its allowance for the utilization of the deferred tax asset arising from state and local operating loss carryforwards by $125,000 and $395,000 for the years ended October 1, 2005 and October 2, 2004, respectively, based on the merger of certain unprofitable subsidiaries into profitable ones. The Company has state operating loss carryforwards of $27,296,000, which expire in the years 2006 through 2020.

      Subsequent to the fiscal year ended October 1, 2005 the Company agreed to a settlement with the Internal Revenue Service which covered fiscal years ended October 2, 1999 through October 2, 2004. The final adjustments primarily involve the timing of deductions made during the fiscal year ended September 28, 2003 relating to the abandonment of the Company's restaurant and food court operations at Desert Passage which adjoins the Aladdin Casino Resort in Las Vegas, Nevada. This settlement did not have a material effect on the Company's financial condition.

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

13.   OTHER INCOME

      Other income consists of the following:


                                                                   Years Ended
                                                   ---------------------------------------------
                                                    October 1,      October 2,     September 27,
                                                       2005            2004            2003
                                                                  (In thousands)
        Purchasing service fees                    $          41   $          61   $          58
        World Trade Center Recovery Grants (a)              --              --               508
        Other                                                630             534             407
                                                   -------------   -------------   -------------
                                                   $         671   $         595   $         973
                                                   =============   =============   =============

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

14.   INCOME PER SHARE OF COMMON STOCK

      A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended October 1, 2005, October 2, 2004 and September 27, 2003 follows.


                                                       Income           Shares       Per-Share
                                                     (Numerator)    (Denominator)      Amount
                                                      (In thousands, except per share amounts)
        Year ended October 1, 2005:
          Basic EPS                                $       6,579           3,436   $        1.92
          Stock options                                     --               119           (0.07)
                                                   -------------   -------------   -------------
          Diluted EPS                              $       6,579           3,555   $        1.85
                                                   =============   =============   =============
        Year ended October 2, 2004:
          Basic EPS                                $       6,657           3,305   $        2.01
          Stock options                                     --               139           (0.08)
                                                   -------------   -------------   -------------
          Diluted EPS                              $       6,657           3,444   $        1.93
                                                   =============   =============   =============
        Year ended September 27, 2003:
          Basic EPS                                $       3,319           3,181   $        1.04
          Stock options                                     --                32           (0.01)
                                                   -------------   -------------   -------------
          Diluted EPS                              $       3,319           3,213   $        1.03
                                                   =============   =============   =============

      For the year ended September 27, 2003, stock options for shares of 168,000 were not included in the computation of diluted EPS because to do so would have been antidilutive.

15.   QUARTERLY INFORMATION (UNAUDITED)

      The following table sets forth certain quarterly operating data.




                                                                  Fiscal Quarters Ended
                                                     ---------------------------------------------------
                                                     January 1,      April 2,      July 2,    October 1,
                                                        2005           2005         2005         2005
                                                            (In thousands except per share amounts)
        2005

        Food and beverage sales                      $   26,734   $   24,309   $   32,205    $   30,503

        Income from continuing operations                 1,169          135        2,850         2,063
        Income (loss) from discontinued operations           15          419          (28)          (44)
                                                     ----------   ----------   ----------    ----------
          Net income (loss)                               1,184          554        2,822         2,019

        Per share information - basic and diluted:

        Continuing operations basic                  $     0.34   $     0.04   $     0.82    $     0.60
        Discontinued operations basic                      0.01         0.12         0.00         (0.01)
                                                     ----------   ----------   ----------    ----------
          Net basic                                  $     0.35   $     0.16   $     0.82    $     0.59

        Continuing operations diluted                $     0.33   $     0.04   $     0.80    $     0.58
        Discontinued operations diluted                    0.01         0.12         0.00         (0.01)
                                                     ----------   ----------   ----------    ----------
          Net diluted                                $     0.34   $     0.16   $     0.80    $     0.57


                                                                    Fiscal Quarters Ended
                                                    ----------------------------------------------------
                                                    December 27,    March 27,    June 26,     October 2,
                                                        2003          2004         2004          2004
                                                            (In thousands except per share amounts)
        2004
        Food and beverage sales                      $   24,592   $   24,739    $   32,504    $   33,013
        Income from continuing operations                   418          494         3,094         3,350
        Income (loss) from discontinued operations          138         (608)          (34)         (195)
                                                     ----------   ----------   ----------    ----------
          Net income (loss)                                 556         (114)        3,060         3,155

        Per share information - basic and diluted:

        Continuing operations basic                  $     0.13   $     0.15    $     0.89    $     0.99
        Discontinued operations basic                      0.05        (0.19)        (0.01)        (0.06)
                                                     ----------   ----------   ----------    ----------
          Net basic                                  $     0.18   $    (0.04)   $     0.88    $     0.93

        Continuing operations diluted                $     0.13   $     0.15    $     0.85    $     0.95
        Discontinued operations diluted                    0.04        (0.19)        (0.01)        (0.06)
                                                     ----------   ----------   ----------    ----------
          Net diluted                                $     0.17   $    (0.04)   $     0.84    $     0.89

16.   STOCK OPTION RECEIVABLES

      Stock option receivables include amounts due from officers and directors totaling $166,000 and $364,000 at October 1, 2005 and October 2, 2004, respectively. Such amounts which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest (6.75% at October 1, 2005 and 4% at October 2, 2004).

17.   RELATED PARTY TRANSACTIONS

      Receivables due from officers and directors, excluding stock option receivables, totaled $37,000 at October 1, 2005 compared to $52,000 at October 2, 2004. Other employee loans totaled $257,000 at October 1, 2005 compared to $278,000 at October 1, 2004. Such loans bear interest at the minimum statutory rate (3.83% at October 1, 2005 and 2.24% at October 2,
      2004).

18.   SUBSEQUENT EVENTS

      On October 11, 2005 the Company declared its regular quarterly dividend of $.35 per share on the Company's outstanding common stock payable
      November 1, 2005 to shareholders of record at the close of business October 21, 2005. On November 1, 2005 the Company paid dividends of $1,212,000.



                                     ******

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ARK RESTAURANTS CORP.


                                    By: /s/Michael Weinstein
                                        -------------------------------------
                                        Michael Weinstein
                                        President and Chief Executive Officer
Date:  December 30, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                                      Date
---------                       -----                                      ----


/s/Michael Weinstein            Chairman of the Board, President,          December 30, 2005
---------------------------     and Chief Executive Officer
(Michael Weinstein)

/s/Vincent Pascal               Senior Vice President                      December 30, 2005
---------------------------     and Director
(Vincent Pascal)

/s/Robert Towers                Executive Vice President,                  December 30, 2005
---------------------------     Treasurer, Chief Operating
(Robert Towers)                 Officer and Director

/s/Robert Stewart               Chief Financial Officer                    December 30, 2005
---------------------------
(Robert Stewart)

/s/Marcia Allen                 Director                                   December 30, 2005
---------------------------
(Marcia Allen)

/s/Steven Shulman               Director                                   December 30, 2005
---------------------------
(Steven Shulman)

/s/Paul Gordon                  Senior Vice President                      December 30, 2005
---------------------------     and Director
(Paul Gordon)

/s/Bruce R. Lewin               Director                                   December 30, 2005
---------------------------
(Bruce R. Lewin)

/s/Arthur Stainman              Director                                   December 30, 2005
---------------------------
(Arthur Stainman)

/s/Edward Lowenthal             Director                                   December 30, 2005
---------------------------
(Edward Lowenthal)

/s/ Stephen Novick              Director                                   December 30, 2005
---------------------------
(Stephen Novick)

/s/ Robert Thomas Zankel        Director                                   December 30, 2005
---------------------------
(Robert Thomas Zankel)

                                 Exhibits Index
                                 --------------


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

        10.15 Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant's Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

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