Form 10-Q
period 2005-12-31
ARK RESTAURANTS CORP
filed 2006-02-14
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
                              ---------------------
             (Exact name of registrant as specified in its charter)

                New York                                        13-3156768
    -------------------------------                         -------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

  85 Fifth Avenue, New York, New York                              10003
-----------------------------------------                   -------------------
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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                         Outstanding shares at January 26, 2006
-----------------------------             --------------------------------------
(Common stock, $.01 par value)                          3,462,299

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars and shares in Thousands)

                                                    December 31,   October 1,
                                                        2005          2005
                                                    ------------   ----------
                                                    (unaudited)
ASSETS

CURRENT ASSETS:
   Cash                                             $      3,381   $    5,723
   Accounts receivable                                     2,978        2,821
   Employee receivables                                      321          294
   Current portion of long-term receivables                  304          299
   Inventories                                             1,768        1,615
   Deferred income taxes                                     640          630
   Prepaid expenses and other current assets                 536        1,417
   Assets held for sale                                    1,257            -
                                                    ------------   ----------

      Total current assets                                11,185       12,799
                                                    ------------   ----------

LONG-TERM RECEIVABLES                                      1,167        1,275
                                                    ------------   ----------

FIXED ASSETS
   Leasehold improvements                                 33,445       31,252
   Furniture, fixtures and equipment                      27,977       28,107
   Construction in progress                                  400        1,782
                                                    ------------   ----------

                                                          61,822       61,141
   Less accumulated depreciation and
      amortization                                        37,478       37,096
                                                    ------------   ----------

                                                          24,344       24,045
                                                    ------------   ----------

INTANGIBLE ASSETS, NET                                       191          198

GOODWILL                                                   3,440        3,440

DEFERRED INCOME TAXES                                      4,750        4,679

OTHER ASSETS                                                 739          729
                                                    ------------   ----------

TOTAL                                               $     45,816   $   47,165
                                                    ============   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable - trade                         $      1,947   $    2,740
   Accrued expenses and other current
      liabilities                                          3,587        4,756
   Accrued income taxes                                      518        1,004
                                                    ------------   ----------
      Total current liabilities                            6,052        8,500

OPERATING LEASE DEFERRED CREDIT                            2,099          878

OTHER LIABILITIES                                            361          374
                                                    ------------   ----------

TOTAL LIABILITIES                                          8,512        9,752
                                                    ------------   ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Common stock, par value $.01 per share -
      authorized, 10,000 shares; issued, 5,533                56           56
   Additional paid-in capital                             18,624       18,437
   Retained earnings                                      27,176       27,472
                                                    ------------   ----------
                                                          45,856       45,965

   Less stock option receivable                             (166)        (166)
   Less treasury stock of 2,070 shares                    (8,386)      (8,386)
                                                    ------------   ----------
      Total shareholders' equity                          37,304       37,413
                                                    ------------   ----------
TOTAL                                               $     45,816   $   47,165
                                                    ============   ==========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except per share amounts)

                                                          13 Weeks Ended
                                                    -------------------------
                                                    December 31,   January 1,
                                                        2005          2005
                                                    ------------   ----------

TOTAL REVENUES                                      $     27,362   $   26,683
                                                    ------------   ----------
COST AND EXPENSES:

Food and beverage cost of sales                            6,697        6,662
Payroll expenses                                           8,940        8,581
Occupancy expenses                                         4,232        4,041
Other operating costs and expenses                         3,420        2,986
General and administrative expenses                        1,722        1,820
Depreciation and amortization                                780          821
                                                    ------------   ----------

    Total costs and expenses                              25,791       24,911
                                                    ------------   ----------

OPERATING INCOME                                           1,571        1,772
                                                    ------------   ----------

OTHER INCOME:

Interest income                                               25           25
Other income                                                 210           69
                                                    ------------   ----------
    Total other income                                       235           94
                                                    ------------   ----------
Income from continuing operations
  before income taxes                                      1,806        1,866

Provision for income taxes                                   614          541
                                                    ------------   ----------

Income from continuing operations                          1,192        1,325
                                                    ------------   ----------

DISCONTINUED OPERATIONS:
Loss from operations of discountinued restaurants           (418)        (199)

Benefit for income taxes                                    (142)         (58)
                                                    ------------   ----------

Loss from discontinued operations                           (276)        (141)
                                                    ------------   ----------

NET INCOME                                          $        916   $    1,184
                                                    ============   ==========

PER SHARE INFORMATION - BASIC AND DILUTED:

Continuing operations basic                         $        .34   $      .39
Discountinued operations basic                      $       (.08)  $     (.04)
                                                    ------------   ----------
Basic                                               $        .26   $      .35
                                                    ============   ==========

Continuing operations diluted                       $        .34   $      .38
Discontinued operations diluted                     $       (.08)  $     (.04)
                                                    ------------   ----------
Diluted                                             $        .26   $      .34
                                                    ============   ==========

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                    3,462        3,395
                                                    ============   ==========

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED                  3,546        3,533
                                                    ============   ==========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

                                                          13 Weeks Ended
                                                    -------------------------
                                                    December 31,   January 1,
                                                        2005          2005
                                                    ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $        916   $    1,184
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:

Deferred income taxes                                        (81)         (79)

Stock-based compensation                                     187
Depreciation and amortization                                780          821
Depreciation and amortization on discontinued
  operations                                                 145          146
Operating lease deferred credit                              (12)         (37)

Changes in operating assets and liabilities:
  Accounts receivable                                       (157)      (1,405)
  Employee receivables                                       (27)         103
  Inventories                                               (153)           7
  Prepaid expenses and other current assets                  881          (35)
  Other assets                                               (10)          22
  Accounts payable - trade                                  (793)        (377)
  Accounts payable - discontinued operations                 (13)         (17)
  Accrued income taxes                                      (486)      (1,360)
  Accrued expenses and other current liabilities          (1,169)        (474)
  Cash received from landlord                              1,233            -
                                                    ------------   ----------

      Net cash provided by (used in) operating
        activities                                         1,241       (1,501)
                                                    ------------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                               (2,474)        (165)
  Additions to fixed assets - discontinued
    operations                                                 -         (399)
  Payments received on long-term receivables                 103           80
                                                    ------------   ----------

      Net cash used in investing activities               (2,371)        (484)
                                                    ------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                         -          (31)
  Dividends paid                                          (1,212)      (1,187)
  Exercise of stock options                                    -           88
  Proceeds from stock option receivables                       -           55
                                                    ------------   ----------

      Net cash used in financing activities               (1,212)      (1,075)
                                                    ------------   ----------

NET DECREASE IN CASH                                      (2,342)      (3,060)

CASH, Beginning of period                                  5,723        4,435
                                                    ------------   ----------

CASH, End of period                                 $      3,381   $    1,375
                                                    ============   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                        $          -   $        3
                                                    ============   ==========

    Income taxes                                    $      1,038   $    1,920
                                                    ============   ==========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2005, results of operations and cash flows for the 13-week periods ended December 31, 2005 and January 1, 2005.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended October 1, 2005. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

      Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

2. RECENT RESTAURANT DISPOSITIONS

      The Company entered into a sale and leaseback agreement with GE Capital in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada. In 2002, the operations at the Aladdin were abandoned. The lease matured in November 2005 and, in connection therewith, the Company made an unprovided for lump sum payment of $142,000 due under this lease. This lump sum payment is included in discontinued operations.

      The Company's restaurant, America, located in New York City has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company recorded an operating loss of $13,000 for the first fiscal quarter of 2006 and operating income of $74,000 during the first fiscal quarter of 2005. The operating income and loss are included in discontinued operations. The sale was finalized during the second fiscal quarter of 2005.

      The Company's bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as "Vivid" on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility have failed to reach the level sufficient to achieve the results the Company required and the Company is seeking a buyer for this facility. As of December 31, 2005, the Company classified the assets and liabilities of this bar/nightclub facility as "held for sale" in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") based on the fact that the facility has met the criteria under SFAS No. 144. Based on the initial offers made on this facility, the Company does not anticipate a loss on the sale. The Company recorded an operating loss of $250,000 and $220,000, respectively, during the 13-week periods ended December 31, 2005 and January 1, 2005. These losses are included in discontinued operations.

3. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

      Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $166,000 at December 31, 2005 and October 1, 2005. Such amounts, which are due from the exercise of stock options in accordance with the Company's Stock Option Plan, are payable on demand with interest at 1/2% above prime (7.25% at December 31, 2005).

4. INCOME PER SHARE OF COMMON STOCK

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

      For the 13-week period ended December 31, 2005 options to purchase 107,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 194,000 shares of common stock at a price of $29.60 were not included in diluted earnings per share as their impact was antidilutive. For the 13-week period ended January 1, 2005, options to purchase 358,000 shares of common stock at a price of $6.30 to $29.60 were included in diluted earnings per share.

      During the quarter ended December 31, 2005, employees exercised no options to purchase shares of common stock.

5. SHARE-BASED COMPENSATION

      Effective October 2, 2005 the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"), and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 2, 2005, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Sock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

      Upon adoption of SFAS No. 123R, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the options granted on December 21, 2004, which were unvested at the time of the adoption of SFAS No. 123R, included a risk free interest rate of 3.37%, volatility of 37%, a dividend yield of 3% and an expected life of three years.

      The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized during fiscal 2006 includes amortization related to the remaining unvested portion of stock awards granted prior to October 2, 2005.

      Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as an operating cash outflow and a financing cash inflow. For the first fiscal quarter of 2006 no excess tax benefits were generated.

      The compensation cost charged against income in the first fiscal quarter of 2006 for share-based compensation programs was $187,000, before a tax benefit of $64,000. The compensation cost recognized is classified as payroll expense in the consolidated statement of income during the first fiscal quarter of 2006.

      A summary of stock option activity is presented  below:

                                                                     Weighted
                                                         Weighted     Average
                                                         Average     Remaining     Aggregate
                                                         Exercise   Contractual    Intrinsic
Options                                         Shares    Price        Term          Value
-------                                        -------   --------   -----------   -----------
Outstanding as October 1, 2005                 301,000   $  21.32             -
Granted                                              -          -             -
Exercised                                            -          -             -
Forfeited/Cancelled                                  -          -             -
                                               -------   --------   -----------   -----------

Outstanding at December 31, 2005               301,000   $  21.32          6.13   $ 2,362,000
                                               -------   --------   -----------   -----------

Exercisable at December 31, 2005               204,000   $  17.38          4.77   $ 2,362,000
                                               -------   --------   -----------   -----------

      Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The Company has applied a forfeitures assumption of 5.1% per year in the calculation of such expense.

      Had the Company accounted for its stock-based awards under the fair value method for the three months ended January 1, 2005 the impact to its financial statements would have been as follows:

                    (in thousands, except per share amounts)

                                                               13 Weeks ended
                                                               January 1, 2005

Net income as reported                                            $  1,184

Deduct stock-based employee compensation
   expense computed under the fair value method                        (38)
                                                                  --------

Net income - pro forma                                            $  1,146
                                                                  ========

Earnings per share as reported -basic                             $   0.35
Earnings per share as reported - diluted                          $   0.34

Earnings per share pro forma - basic                              $   0.34
Earnings per share pro forma - diluted                            $   0.32

      As of December 31, 2005, there was approximately $724,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately one year.

      The Company, generally, issues new shares upon the exercise of employee stock options.

6. DIVIDENDS

      A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12 and October 11, 2005 and January 12, 2006. Prior to this, the Company had not paid any cash dividends since its inception. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company's Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

7. RELATED PARTY TRANSACTIONS

      Receivables due from officers and employees, excluding stock option receivables, totaled $321,000 at December 31, 2005 and $294,000 at October 1, 2005. Such loans bear interest at the minimum statutory rate (4.27% at December 31, 2005).

8. LEASE ACCOUNTING

      Leasehold improvements funded by landlord incentives are recorded as deferred rent and amortized as reductions to lease expense of the lease term in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The Company received $1,233,000 during the Company's first fiscal quarter of 2006 in connection with the construction of its two facilities in Atlantic City, New Jersey. Subsequent to the Company's first fiscal quarter of 2006, the Company received an additional $1,767,000 in connection with the construction of these facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements. Certain of these risks and uncertainties are discussed under the heading "forward looking statements" in the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

      In connection with the sale of one facility and the classification of another facility as "held for sale", the operations of these restaurants have been presented as discontinued operations for the 13-week period ended December 31, 2005, and the Company has reclassified its statements of operations and cash flow data for the prior periods presented below, in accordance with SFAS No. 144 based on the fact that the Company has met the criteria under SFAS No. 144. These dispositions are discussed below in "Recent Restaurant Dispositions."

Revenues

      During the Company's first fiscal quarter of 2006, total revenues of $27,362,000 increased 2.5% compared to total revenues of $26,683,000 in the first fiscal quarter of 2005. Revenues for the first fiscal quarter of 2006 were reduced by $305,000 and revenues for the first fiscal quarter of 2005 were reduced by $1,109,000 as a result of the sale of one facility and the classification of another facility as "held for sale" and their reclassification to discontinued operations. The Company had net income of $916,000 in the first fiscal quarter of 2006 compared to net income of $1,184,000 in the first fiscal quarter of 2005.

      Same store sales in Las Vegas decreased by $478,000 or 3.0% in the first fiscal quarter of 2006 compared to the first fiscal quarter of 2005 generally because of less than expected business at the Venetian Casino Resort. Same store sales in New York increased $966,000 or 13.3% during the first quarter. Same store sales in Washington D.C. increased by $122,000 or 3.3% during the first quarter. The increases in New York and Washington D.C. were principally due to the general improvement in economic conditions and the public's willingness and inclination to continue vacation and convention travel.

Costs and Expenses

      Food and beverage costs for the first quarter of 2006 as a percentage of total revenues were 24.5% compared to 25.0% in the first quarter of 2005.

      Payroll expenses as a percentage of total revenues were 32.7% for the first quarter of 2006 as compared to 32.2% in the first quarter of 2005. Occupancy expenses as a percentage of total revenues were 15.5% during the first fiscal quarter of 2006 compared to 15.1% in the first quarter of 2005. Other operating costs and expenses as a percentage of total revenues were 12.5% for the first quarter of 2006 as compared to 11.2% in the first quarter of 2005. General and administrative expenses as a percentage of total revenues were 6.3% in the first quarter of 2006 compared to 6.8% in last year's first quarter.

      The Company had no interest expense during the first quarter of 2006 compared to $3,100 for the first quarter of 2005. The decrease is because the Company had no outstanding borrowings.

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

      The Company had a working capital surplus of $5,133,000 at December 31, 2005 as compared to a working capital surplus of $4,299,000 at October 1, 2005.

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

Recent Restaurant Dispositions

      The Company entered into a sale and leaseback agreement with GE Capital in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada. In 2002, the operations at the Aladdin were abandoned. The lease matured in November 2005 and, in connection therewith, the Company made an unprovided for lump sum payment of $142,000 due under this lease. This lump sum payment is included in discontinued operations.

      The Company's restaurant, America, located in New York City has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company recorded an operating loss of $13,000 for the first fiscal quarter of 2006 and operating income of $74,000 during the first fiscal quarter of 2005. The operating income and loss are included in discontinued operations. The sale was finalized during the second fiscal quarter of 2005.

      The Company's bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as "Vivid" on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility has failed to reach the level sufficient to achieve the results the Company required and the Company is seeking a buyer for this facility. As of December 31, 2005, the Company has classified the assets and liabilities of this bar/nightclub facility as "held for sale" in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") based on the fact that the Company has met the criteria under SFAS No. 144. The Company recorded an operating loss of $250,000 and $220,000, respectively, during the 13-week periods ended December 31, 2005 and January 1, 2005. These losses are included in discontinued operations.

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

      The Company's critical accounting policies are described in the Company's Form 10-K for the year ended October 1, 2005. There have been no significant changes to such policies during fiscal 2006.

Recent Accounting Developments

      The Financial Accounting Standards Board has recently issued the following accounting pronouncement:

      In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3,

Reporting Accounting Changes in Interim Financial Statements, changing the requirements for the accounting for and reporting of a change in accounting principle. This statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate SFAS No. 154 will have a material effect on its consolidated financial position, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      None.

Item 4. Controls and Procedures

      Based on their evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal year 2006 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Date: February 14, 2006

      ARK RESTAURANTS CORP.

By:   /s/ Michael Weinstein
      ---------------------------------------------
      Michael Weinstein
      Chairman, President & Chief Executive Officer

By:   /s/ Robert J. Stewart
      -----------------------
      Robert Stewart
      Chief Financial Officer