Form 10-Q
period 2006-04-01
ARK RESTAURANTS CORP
filed 2006-05-16
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                          Outstanding shares at April 24, 2006
------------------------------              ------------------------------------
(Common stock, $.01 par value)                            3,462,299

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(Dollars and shares in Thousands)

                                                        April 1,     October 1,
                                                          2006         2005
                                                        --------     ----------
                                                      (unaudited)
ASSETS

CURRENT ASSETS:
  Cash                                                  $  1,589      $  5,723
  Accounts receivable                                      5,232         2,821
  Employee receivables                                       337           294
  Current portion of long-term receivables                   106           299
  Inventories                                              1,744         1,615
  Deferred income taxes                                      650           630
  Prepaid expenses and other current assets                1,270         1,417
  Assets held for sale                                     1,209            --
                                                        --------      --------

      Total current assets                                12,137        12,799
                                                        --------      --------
LONG-TERM RECEIVABLES                                      1,261         1,275
                                                        --------      --------

FIXED ASSETS
  Leasehold improvements                                  34,327        31,252
  Furniture, fixtures and equipment                       28,324        28,107
  Construction in progress                                     9         1,782
                                                        --------      --------
                                                          62,660        61,141

  Less accumulated depreciation and amortization          38,399        37,096
                                                        --------      --------
                                                          24,261        24,045
                                                        --------      --------

INTANGIBLE ASSETS, NET                                       184           198

GOODWILL                                                   3,440         3,440
DEFERRED INCOME TAXES                                      4,824         4,679

OTHER ASSETS                                                 734           729
                                                        --------      --------

TOTAL                                                   $ 46,841      $ 47,165
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade                              $  1,973      $  2,740
  Accrued expenses and other current liabilities           4,023         4,756
  Accrued income taxes                                       523         1,004
                                                        --------      --------
      Total current liabilities                            6,519         8,500

OPERATING LEASE DEFERRED CREDIT                            3,853           878

OTHER LIABILITIES                                            337           374
                                                        --------      --------
TOTAL LIABILITIES                                         10,709         9,752
                                                        --------      --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, par value $.01 per share -
    authorized, 10,000 shares; issued, 5,533 shares           56            56
  Additional paid-in capital                              18,811        18,437
  Retained earnings                                       25,817        27,472
                                                        --------      --------
                                                          44,684        45,965

  Less stock option receivable                              (166)         (166)
  Less treasury stock of 2,070 shares                     (8,386)       (8,386)
                                                        --------      --------
      Total shareholders' equity                          36,132        37,413
                                                        --------      --------
TOTAL                                                   $ 46,841      $ 47,165
                                                        ========      ========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except per share amounts)

                                                                13 Weeks Ended         26 Weeks Ended
                                                             --------------------   --------------------

                                                             April 1,    April 2,   April 1,    April 2,
                                                               2006        2005       2006        2005
                                                             --------    --------   --------    --------
TOTAL REVENUES                                               $ 25,592    $ 24,157   $ 52,954    $ 50,840
                                                             --------    --------   --------    --------

COST AND EXPENSES:

Food and beverage cost of sales                                 6,741       6,401     13,438      13,062
Payroll expenses                                                9,093       8,473     18,033      17,054
Occupancy expenses                                              4,064       3,729      8,296       7,769
Other operating costs and expenses                              3,197       3,015      6,617       6,000
General and administrative expenses                             1,839       1,734      3,561       3,555
Depreciation and amortization                                     840         673      1,619       1,494
                                                             --------    --------   --------    --------

  Total costs and expenses                                     25,774      24,025     51,564      48,934
                                                             --------    --------   --------    --------

OPERATING INCOME (LOSS)                                          (182)        132      1,390       1,906
                                                             --------    --------   --------    --------

OTHER INCOME:

Interest income                                                    22          28         47          53
Other income                                                      181         226        390         295
                                                             --------    --------   --------    --------
  Total other income                                              203         254        437         348
                                                             --------    --------   --------    --------

Income from continuing operations before income taxes              21         386      1,827       2,254

Provision for income taxes                                          7         119        621         661
                                                             --------    --------   --------    --------

Income from continuing operations                                  14         267      1,206       1,593
                                                             --------    --------   --------    --------

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued restaurants        (250)        405       (668)        206

Provision (benefit) for income taxes                              (85)        118       (227)         60
                                                             --------    --------   --------    --------

Income (loss) from discontinued operations                       (165)        287       (441)        146
                                                             --------    --------   --------    --------

NET INCOME (LOSS)                                            $   (151)   $    554   $    765    $  1,739
                                                             ========    ========   ========    ========

PER SHARE INFORMATION - BASIC AND DILUTED:

Continuing operations basic                                  $    .00    $    .08   $    .35    $    .47
Discontinued operations basic                                $   (.04)   $    .08   $   (.13)   $    .04
                                                             --------    --------   --------    --------
Basic                                                        $   (.04)   $    .16   $    .22    $    .51
                                                             ========    ========   ========    ========

Continuing operations diluted                                $    .00    $    .07   $    .34    $    .45
Discontinued operations diluted                              $   (.04)   $    .08   $   (.12)   $    .04
                                                             --------    --------   --------    --------
Diluted                                                      $   (.04)   $    .15   $    .22    $    .49
                                                             ========    ========   ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                         3,462       3,433      3,462       3,414
                                                             ========    ========   ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED                       3,546       3,586      3,546       3,560
                                                             ========    ========   ========    ========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in Thousands)

                                                                   26 Weeks Ended
                                                                --------------------
                                                                April 1,    April 2,
                                                                  2006        2005
                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $    765    $  1,739
  Adjustments to reconcile net income to net cash
    provided by operating activities:
Deferred income taxes                                               (165)         67
Stock-based compensation                                             374          --
Depreciation and amortization                                      1,805       1,672
Depreciation and amortization on discontinued operations              96          76
Operating lease deferred credit                                      (25)        (74)

Changes in operating assets and liabilities:
  Accounts receivable                                             (2,411)     (1,126)
  Employee receivables                                               (43)        179
  Inventories                                                       (129)         71
  Prepaid expenses and other current assets                          147        (151)
  Other assets                                                        (5)       (465)
  Accounts payable - trade                                          (767)         37
  Accounts payable - discontinued operations                         (37)        (42)
  Accrued income taxes                                              (481)     (1,266)
  Accrued expenses and other current liabilities                    (733)       (458)
  Cash received from landlord                                      3,000          --
                                                                --------    --------
      Net cash provided by operating activities                    1,391         259
                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to fixed assets                                       (3,312)       (974)
  Additions to fixed assets - discontinued operations                 --        (620)
  Issuance of long-term receivables - discontinued operations                   (700)
  Payments received on long-term receivables                         207         162
                                                                --------    --------
      Net cash used in investing activities                       (3,105)     (2,132)
                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                --        (219)
  Dividends paid                                                  (2,420)     (2,385)
  Exercise of stock options                                           --         404
  Proceeds from stock option receivables                              --         198
                                                                --------    --------
      Net cash used in financing activities                       (2,420)     (2,002)
                                                                --------    --------

NET DECREASE IN CASH                                              (4,134)     (3,875)

CASH, Beginning of period                                          5,723       4,435
                                                                --------    --------
CASH, End of period                                             $  1,589    $    560
                                                                ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                    $     --    $      3
                                                                ========    ========
    Income taxes                                                $  1,252    $  1,920
                                                                ========    ========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
April 1, 2006
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at April 1, 2006, results of operations for the 13-week and 26-week periods ended April 1, 2006 and April 2, 2005 and cash flows for the 26-week periods ended April 1, 2005 and April 2, 2006 have been made.

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

      The Company's restaurant, America, located in New York City experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company realized a gain of $644,000 on the sale of this restaurant. The Company recorded a loss of $15,000 and income of $58,000, respectively, during the 13-week and 26-week periods ended April 2, 2005. The gain on sale, income and loss were included in discontinued operations.

      The Company's bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as "Vivid" on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility have failed to reach the level sufficient to achieve the results the Company required and the Company has identified a buyer for this facility. As of December 31, 2005, the Company classified the assets and liabilities of this bar/nightclub facility as "held for sale" in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") based on the fact that the facility has met the criteria under SFAS No. 144. Based on the initial offers made on this facility, the Company does not anticipate a loss on the sale. The Company recorded an operating loss of $253,000 and $502,000, respectively, during the 13-week and 26-week periods ended April 1, 2006. The Company recorded an operating loss of $189,000 and $409,000, respectively, during the 13-week and 26-week periods ended April 2, 2005. These losses are included in discontinued operations.

3. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

      Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $166,000 at April 1, 2006 and October 1, 2005. Such amounts, which are due from the exercise of stock options in accordance with the Company's Stock Option Plan, are payable on demand with interest at 1/2% above prime (7.75% at April 1, 2006).

4. INCOME (LOSS) PER SHARE OF COMMON STOCK

      Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted earnings per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options and warrants.

      For the 13-week and 26-week periods ended April 1, 2006 options to purchase 107,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 194,000 shares of common stock at a price of $29.60 were not included in diluted earnings per share as their impact was antidilutive for the 13-week and 26-week periods ended April 1, 2006. For the 13-week and 26-week periods ended April 2, 2005, options to purchase 330,000 shares of common stock at a price of $6.30 to $29.60 were included in diluted earnings per share.

      During the 26 week period ended April 1, 2006, employees exercised no options to purchase shares of common stock.

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

      The Company has options outstanding under two stock option plans, the 1996 Stock Option Plan (the "1996 Plan) and the 2004 Stock Option Plan (the "2004 Plan"). In 2004 the Company terminated the 1996 Plan. This action terminated the 257,000 authorized but unissued options under the 1996 Plan but it did not affect any of the options previously issued under the 1996 Plan.

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

      Upon adoption of SFAS 123R, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the options granted on December 21, 2004, which were unvested at the time of the adoption of SFAS 123R, included a risk free interest rate of 3.37%, volatility of 37%, a dividend yield of 3% and an expected life of three years.

      The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized during fiscal 2006 includes amortization related to the remaining unvested portion of stock awards granted prior to October 2, 2005.

      Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as an operating cash outflow and a financing cash inflow. For the first and second fiscal quarter of 2006 no excess tax benefits were generated.

      The compensation cost charged against income in the second fiscal quarter of 2006 for share-based compensation programs was $187,000, before a tax benefit of $64,000. The compensation cost charged for the 26-week period ended April 2, 2006 for share-based compensation programs was $374,000, before a tax benefit of $128,000. The compensation cost recognized is classified as payroll expense in the consolidated statement of operations.

      On November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards". The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

      A summary of stock option activity is presented below:

                                            Weighted   Weighted     Weighted
                                             Average   Average      Average       Average
                                            Excersie     Fair     Contractual    Intrinsic
Options                            Shares     Price     Value      Term(Yrs.)      Value
-------                           -------   --------   --------   -----------   -----------
Outstanding as October 1, 2005    301,000   $  21.32   $   8.23          5.97
Granted                                --         --         --            --
Exercised                              --         --         --            --
Forfeited/Cancelled                    --         --         --            --
                                  -------   --------   --------   -----------   -----------

Outstanding at April 1, 2006      301,000   $  21.32   $   8.23          5.97   $ 2,598,000
                                  =======   ========   ========   ===========   ===========

Exercisable at April 1, 2006      204,000   $  17.38   $   7.38          4.94   $ 2,564,000
                                  =======   ========   ========   ===========   ===========

      Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The Company recorded compensation expense of $187,000 and $374,000 during the 13-week and 26-week periods ended April 1, 2006, respectively. The Company has applied a forfeitures assumption of 5.1% per year in the calculation of such expense.

      Had the Company accounted for its stock-based awards under the fair value method for the 13-week and 26-week periods ended April 2, 2005 the impact to its financial statements would have been as follows:

                    (in thousands, except per share amounts)

                                                                13 Weeks ended     26 Weeks ended
                                                                April 2, 2005      April 2, 2005
Net income as reported                                          $          554     $       1,739

Deduct stock based employee compensation expense
computed under the fair value method                            $         (160)    $        (198)
                                                                --------------     -------------

Net income - pro forma                                          $          394     $       1,541
                                                                ==============     =============

Earnings per share as reported -basic                           $         0.16     $        0.51
Earnings per share as reported - diluted                        $         0.15     $        0.49

Earnings per share pro forma - basic                            $         0.11     $        0.45
Earnings per share pro forma - diluted                          $         0.11     $        0.43

      As of April 1, 2006, there was approximately $537,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately one year.

      The Company, generally, issues new shares upon the exercise of employee stock options.

6. DIVIDENDS

      A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12 and October 11, 2005 and January 12, and April 12, 2006. Prior to this, the Company had not paid any cash dividends since its inception. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company's Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

7. RELATED PARTY TRANSACTIONS

      Receivables due from officers and employees, excluding stock option receivables, totaled $337,000 at April 1, 2006 and $294,000 at October 1, 2005. Such loans bear interest at the minimum statutory rate (4.68% at April 1, 2006).

8. LEASE ACCOUNTING

      Leasehold improvements funded by landlord incentives are recorded as deferred rent and amortized as reductions to lease expense of the lease term in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The Company has received $3,000,000 during fiscal 2006 in connection with the construction of its two facilities in Atlantic City, New Jersey.

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

      In connection with the sale of one facility and the classification of another facility as "held for sale", the operations of these restaurants have been presented as discontinued operations for the 13-week and 26-week periods ended April 1, 2006 and the Company has reclassified its statements of operations and cash flow data for the prior periods presented below, in accordance with FAS 144 based on the fact that the Company has met the criteria under FAS 144. These dispositions are discussed below in "Recent Restaurant Dispositions."

Revenues

      During the Company's second fiscal quarter of 2006, total revenues of $25,592,000 increased 5.9% compared to total revenues of $24,157,000 in the second fiscal quarter of 2005. Revenues for the second fiscal quarter of 2006 were reduced by $271,000 and revenues for the first fiscal quarter of 2005 were reduced by $1,196,000 as a result of the sale of one facility and the classification of another facility as "held for sale" and their reclassification to discontinued operations. The Company had a net loss of $151,000 in the second fiscal quarter of 2006 compared to net income of $554,000 in the second fiscal quarter of 2005. The second fiscal quarter of 2006 was negatively affected by pre-opening and early operating losses of $421,000 at the Company's Gallagher's Steakhouse and Luna Lounge, both located in Atlantic City, New Jersey. Both these facilities opened in late December 2005. The second fiscal quarter of 2006 was further negatively affected by an $187,000 expense related to the Company's share-based compensation plan. The second fiscal quarter of 2005 was positively affected by a $644,000 gain realized as a result of the sale of the Company's America restaurant which was located in New York City.

      Same store sales in Las Vegas decreased by $211,000 or 1.3% in the second fiscal quarter of 2006 compared to the second fiscal quarter of 2005 generally because of less than expected business at the Venetian Casino Resort. Same store sales in New York increased $483,000 or 10.1% during the second quarter. Same store sales in Washington D.C. decreased by $20,000 or 0.7% during the second quarter. The increase in New York was principally due to the general improvement in economic conditions and milder winter weather.

      During the Company's 26-week period ended April 1, 2006, total revenues of $52,954,000 increased 4.2% compared to total revenues of $50,840,000 in the 26-week period ended April 2, 2005. Revenues for the 26-week period ended April 1, 2006 were reduced by $576,000 and revenues for the 26-week period ended April 2, 2005 were reduced by $2,504,000 as a result of the sale of one facility and the classification of another facility as "held for sale" and their reclassification to discontinued operations. The Company had net income of $765,000 in the 26-week period ended April 1, 2006 compared to net income of $1,739,000 for the 26-week period ended April 2, 2005. Net income was negatively affected during the 26-week period ended April 1, 2006 as a result of $447,000 pre-opening and early operating losses experienced at the Company's Gallagher's Steakhouse and Luna Lounge, both located in Atlantic City, New Jersey. The Company's income has also been negatively affected by $374,000 of compensation expense booked during fiscal 2006 related to the Company's share-based compensation plan. The 26-week period ended April 2, 2005 was positively affected by a $644,000 gain realized as a result of the sale of the Company's America restaurant which was located in New York City.

Costs and Expenses

      Food and beverage costs for the second quarter of 2006 as a percentage of total revenues were 26.3% compared to 26.5% in the second quarter of 2005. These costs for the 26-weeks ended April 1, 2006 as a percentage of total revenues were 25.4% compared to 25.7% in the 26-week period ended April 2, 2005.

      Payroll expenses as a percentage of total revenues were 35.5% for the second quarter of 2006 as compared to 35.1% in the second quarter of 2005. Payroll expenses as a percentage of total revenues were 34.1% for the 26-week period ended April 1, 2006 as compared to 33.5% for the 26-week period ended April 2, 2005. Minimum wage increase in both New York and Washington D.C. has adversely affected payroll expenses. Occupancy expenses as a percentage of total revenues were 15.9% during the first fiscal quarter of 2006 compared to 15.4% in the second quarter of 2005. Occupancy expenses as a percentage of total revenues were 15.7% during the 26-week period ended April 1, 2006 compared 15.3% for the 26-week period ended April 2, 2005. Other operating costs and expenses as a percentage of total revenues were 12.5% for the second quarter of both 2006 and 2005. Other operating costs and expenses as a percentage of total revenues were 12.5% for the 26-week period ended April 1, 2006 compared to 11.8% for the 26-week period ended April 2, 2005. General and administrative expenses as a percentage of total revenues were 7.2% for both the second quarter of 2006 and 2005. General and administrative expenses as a percentage of total revenue were 6.7% for the 26-week period ended April 1, 2006 compared to 7.0% for the 26-week period ended April 2, 2005.

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

      The Company had a working capital surplus of $5,618,000 at April 1, 2006 as compared to a working capital surplus of $4,299,000 at October 1, 2005.

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

      During the second fiscal quarter of 2006, the Company entered into an agreement to operate a marketplace style restaurant known as the Fifth Street Cafe in the poker room at the Foxwoods Resort Casino in Mashantucket, Connecticut. The Fifth Street Cafe opened on March 17, 2006. In addition, in May 2005, the Company entered into an agreement to operate a fast-casual restaurant known as Lucky Seven in the Bingo Hall at the Foxwoods Resort Casino. Lucky Seven opened on May 15, 2006. Outside investors invested in a limited liability company established to manage these facilities. The Company is the managing member of this limited liability company and, through the limited liability company, the Company leases and manages each of these facilities in exchange for a monthly management fee equal to five-percent of the gross receipts of these facilities. Neither the Company nor any of its subsidiaries contributed any capital to this limited liability company. None of the obligations of this limited liability company are guaranteed by the Company and investors in this limited liability company have no recourse against the Company or any of its assets. The Company anticipates entering into an agreement to operate at least one more facility at the Foxwoods Resort Casino during this year's third quarter.

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

      The Company's restaurant, America, located in New York City experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company recorded an operating loss of $13,000 for the first fiscal quarter of 2006 and operating income of $74,000 during the first fiscal quarter of 2005. The operating income and loss are included in discontinued operations. The sale was finalized during the second fiscal quarter of 2005.

      The Company's bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as "Vivid" on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility has failed to reach the level sufficient to achieve the results the Company required and the Company is seeking a buyer for this facility. As of December 31, 2005, the Company has classified the assets and liabilities of this bar/nightclub facility as "held for sale" in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") based on the fact that the Company has met the criteria under SFAS No. 144. The Company recorded an operating loss of $253,000 and $502,000, respectively, during the 13-week and 26-week periods ended April 1, 2006. The Company recorded an operating loss of $189,000 and $409,000, respectively, during the 13-week and 26-week periods ended April 2, 2005. These losses are included in discontinued operations.

Critical Accounting Policies

      The preparation of financial statements requires the application of certain accounting policies, which may require the Company to make estimates and assumptions of future events. In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and actual results, could differ from those estimates. Although management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial position or the results of operations, differences in actual results could be material to the financial statements.

      The Company's critical accounting policies are described in the Company's Form 10-K for the year ended October 1, 2005. With the exception of the application of SFAS No. 123R, as previously discussed, there have been no significant changes to such policies during fiscal 2006.

Recent Accounting Developments

      The Financial Accounting Standards Board has recently issued the following accounting pronouncement:

      In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, changing the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate SFAS No. 154 will have a material effect on its consolidated financial position, results of operations and cash flows.

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

Date: May 16, 2006

      ARK RESTAURANTS CORP.

By:   /s/ Michael Weinstein
      ---------------------
      Michael Weinstein
      Chairman, President & Chief Executive Officer

By:   /s/ Robert J. Stewart
      ---------------------
      Robert Stewart
      Chief Financial Officer