Form 10-Q
period 2006-07-01
ARK RESTAURANTS CORP
filed 2006-08-15
CIK 779544

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2006

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to ________________.

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

As of July 25, 2006 there were 3,462,299 outstanding shares of the registrant's $0.01 par value common stock.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars and shares in Thousands)
-------------------------------------------------------------------------------

                                                         July 1,     October 1,
                                                          2006          2005
                                                       -----------   ----------
ASSETS                                                 (unaudited)    (Note 1)
CURRENT ASSETS:
   Cash                                                $     5,889   $    5,723
   Accounts receivable                                       4,114        2,821
   Employee receivables                                        330          294
   Current portion of long-term receivables                     58          299
   Inventories                                               1,769        1,615
   Deferred income taxes                                       628          630
   Prepaid expenses and other current assets                   514        1,417
   Assets held for sale                                      1,450            -
                                                       -----------   ----------
      Total current assets                                  14,752       12,799
                                                       -----------   ----------
LONG-TERM RECEIVABLES                                        1,204        1,275
                                                       -----------   ----------
FIXED ASSETS:
   Leasehold improvements                                   34,925       31,252
   Furniture, fixtures and equipment                        28,463       28,107
   Construction in progress                                      6        1,782
                                                       -----------   ----------
                                                            63,394       61,141

   Less accumulated depreciation and amortization           38,907       37,096
                                                       -----------   ----------

                                                            24,487       24,045
                                                       -----------   ----------
INTANGIBLE ASSETS, NET                                         106          198
GOODWILL                                                     3,440        3,440
DEFERRED INCOME TAXES                                        4,662        4,679
OTHER ASSETS                                                   737          729
                                                       -----------   ----------

TOTAL                                                  $    49,388   $   47,165
                                                       ===========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable - trade                            $     2,257   $    2,740
   Accrued expenses and other current liabilities            4,277        4,756
   Accrued income taxes                                      1,239        1,004
                                                       -----------   ----------

      Total current liabilities                              7,773        8,500
OPERATING LEASE DEFERRED CREDIT                              3,703          878

OTHER LIABILITIES                                              319          374
                                                       -----------   ----------

TOTAL LIABILITIES                                           11,795        9,752
                                                       -----------   ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Common stock, par value $.01 per share -
     authorized, 10,000 shares; issued, 5,533 shares            56           56
   Additional paid-in capital                               18,998       18,437
   Retained earnings                                        27,091       27,472
                                                       -----------   ----------
                                                            46,145       45,965
   Less stock option receivable                               (166)        (166)
   Less treasury stock of 2,070 shares                      (8,386)      (8,386)
                                                       -----------   ----------
      Total shareholders' equity                            37,593       37,413
                                                       -----------   ----------
TOTAL                                                  $    49,388   $   47,165
                                                       ===========   ==========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except per share amounts)
--------------------------------------------------------------------------------

                                                          13 Weeks Ended        39 Weeks Ended
                                                       -------------------   -------------------
                                                        July 1,    July 2,    July 1,    July 2,
                                                         2006       2005       2006       2005
                                                       --------   --------   --------   --------
TOTAL REVENUES                                         $ 32,606   $ 32,206   $ 85,321   $ 82,717
                                                       --------   --------   --------   --------

COST AND EXPENSES:

Food and beverage cost of sales                           8,095      8,065     21,477     21,044
Payroll expenses                                          9,814      9,325     27,761     26,303
Occupancy expenses                                        4,365      4,046     12,623     11,764
Other operating costs and expenses                        3,800      3,745     10,394      9,719
General and administrative expenses                       1,874      1,900      5,435      5,455
Depreciation and amortization                               835        749      2,421      2,209
                                                       --------   --------   --------   --------

   Total costs and expenses                              28,783     27,830     80,111     76,494
                                                       --------   --------   --------   --------

OPERATING INCOME                                          3,823      4,376      5,210      6,223
                                                       --------   --------   --------   --------

OTHER INCOME:

Interest income                                              23          5         70         58
Other income                                                178        137        569        432
                                                       --------   --------   --------   --------
   Total other income                                       201        142        639        490
                                                       --------   --------   --------   --------

Income from continuing operations before income
  taxes                                                   4,024      4,518      5,849      6,713

Provision for income taxes                                1,368      1,505      1,989      2,148
                                                       --------   --------   --------   --------

Income from continuing operations                         2,656      3,013      3,860      4,565
                                                       --------   --------   --------   --------

DISCONTINUED OPERATIONS:
Loss from operations of discontinued restaurants           (255)      (271)      (921)        (6)

Benefit for income taxes                                    (87)       (80)      (313)        (2)
                                                       --------   --------   --------   --------

Loss from discontinued operations                          (168)      (191)      (608)        (4)
                                                       --------   --------   --------   --------

NET INCOME                                             $  2,488   $  2,822   $  3,252   $  4,561
                                                       ========   ========   ========   ========

PER SHARE INFORMATION - BASIC AND DILUTED:

Continuing operations basic                            $    .77   $    .87   $   1.11   $   1.33
Discontinued operations basic                          $   (.05)  $   (.05)  $   (.17)  $   (.00)
                                                       --------   --------   --------   --------
Basic                                                  $    .72   $    .82   $    .94   $   1.33
                                                       ========   ========   ========   ========

Continuing operations diluted                          $    .75   $    .85   $   1.09   $   1.28
Discontinued operations diluted                        $   (.05)  $   (.05)  $   (.17)  $   (.00)
                                                       --------   --------   --------   --------
Diluted                                                $    .70   $    .80   $    .92   $   1.28
                                                       ========   ========   ========   ========

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC                   3,462      3,457      3,462      3,428
                                                       ========   ========   ========   ========

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED                 3,546      3,546      3,546      3,555
                                                       ========   ========   ========   ========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)
--------------------------------------------------------------------------------

                                                              39 Weeks Ended
                                                           -------------------
                                                            July 1,    July 2,
                                                             2006       2005
                                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $  3,252   $  4,561
   Adjustments to reconcile net income to net cash
     provided by operating activities:
Deferred income taxes                                            19        (33)
Stock-based compensation                                        561          -
Depreciation and amortization                                 2,421      2,209
Operating lease deferred credit                                (175)      (111)

Changes in operating assets and liabilities:
   Accounts receivable                                       (1,293)      (848)
   Employee receivables                                         (36)       238
   Inventories                                                 (154)        17
   Prepaid expenses and other current assets                    903        (13)
   Other assets                                                  (8)      (436)
   Accounts payable - trade                                    (483)      (810)
   Accrued income taxes                                         235       (758)
   Accrued expenses and other current liabilities              (479)       298
   Cash received from landlord                                3,000          -
                                                           --------   --------
      Net cash provided by continuing operating
        activities                                            7,763      4,314
      Net cash provided by (used in) discontinued
        operating activities                                   (342)       527
                                                           --------   --------
      Net cash provided by operating activities               7,421      4,841

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to fixed assets                                 (3,932)    (1,710)
   Payments received on long-term receivables                   312        239
                                                           --------   --------
      Net cash used in continuing investing activities       (3,620)    (1,471)
      Net cash used in discontinued investing activities          -     (1,458)
                                                           --------   --------
      Net cash used in investing activities                  (3,620)    (2,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                           -       (251)
   Dividends paid                                            (3,635)    (3,591)
   Exercise of stock options                                      -        420
   Proceeds from stock option receivables                         -        198
                                                           --------   --------
      Net cash used in continuing financing activities       (3,635)    (3,224)
      Net cash used in discontinued financing activities          -          -
                                                           --------   --------
      Net cash used in financing activities                  (3,635)    (3,224)

NET INCREASE (DECREASE) IN CASH                                 166     (1,312)
CASH, Beginning of period                                     5,723      4,435
                                                           --------   --------
CASH, End of period                                        $  5,889   $  3,123
                                                           ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                              $      -   $      3
                                                           ========   ========
     Income taxes                                          $  2,343   $  1,920
                                                           ========   ========

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 1, 2006
(Unaudited)
--------------------------------------------------------------------------------

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      The consolidated condensed financial statements have been prepared by Ark Restaurants Corp. (the "Company"), without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at July 1, 2006, results of operations for the 13-week and 39-week periods ended July 1, 2006 and July 2, 2005 and cash flows for the 39-week periods ended July 1, 2006 and July 2, 2005 have been made.

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

2. RECENT RESTAURANT DISPOSITIONS

      The Company entered into a sale and leaseback agreement with GE Capital in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities at Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada. In 2002, the operations at the Aladdin were abandoned. The lease matured in November 2005 and, in connection therewith, the Company made an unprovided for lump sum payment of $142,000 due under this lease. This lump sum payment is included in discontinued operations.

      The Company's restaurant, America, located in New York City had experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company realized a gain of $644,000 on the sale of this restaurant. The Company recorded a loss of $1,000 and income of $57,000, respectively, during the 13-week and 39-week periods ended July 2, 2005. The gain on sale, income and loss were included in discontinued operations.

      The Company's bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as "Vivid" on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility have failed to reach the level sufficient to achieve the results the Company required and the Company has identified a buyer for this facility. As of December 31, 2005, the Company classified the assets and liabilities of this bar/nightclub facility as "held for sale" in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") based on the fact that the facility has met the criteria under SFAS No. 144. Based on the initial offers made on this facility, the Company does not anticipate a loss on the sale. The Company recorded an operating loss of $276,000 and $778,000, respectively, during the 13-week and 39-week periods ended July 1, 2006. The Company recorded an operating loss of $284,000 and $693,000, respectively, during the 13-week and 39-week periods ended July 2, 2005. These losses are included in discontinued operations.

      Effective August 22, 2004, the Company's lease for The Saloon at the Neonopolis Center at Fremont Street was converted into a management agreement whereby the Company received a management fee of $7,000 per month regardless of the results of operations of this restaurant. In June 2006, the owner of the Neonopolis Center at Fremont Street sold the building to a new entity who, on June 25, 2006, exercised its option to terminate the management agreement upon thirty days written notice to the Company.

      On July 6, 2006, the landlord for the Vico's Burrito's fast food facility at the Venetian Casino Resort, General Growth Properties, notified the Company that the landlord was exercising an option granted to it pursuant to the lease for the facility to terminate the lease in exchange for the landlord providing the Company with the unamortized portion of the non-removable improvements located in the facility. On August 10, 2006, the Company and its landlord for this facility entered into a letter agreement pursuant to which the landlord agreed to pay the Company $200,000 for the unamortized portion of the non-removable improvements located in the facility by September 10, 2006. As of July 1, 2006, the Company classified the assets and liabilities of this fast food facility as "held for sale" in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") based on the fact that the facility has met the criteria under SFAS No. 144. Based on the negotiations with the landlord, the Company does not anticipate a loss on the termination of the lease.

3. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

      Receivables from employees resulting from stock option exercises includes amounts due from officers and directors totaling $166,000 at July 1, 2006 and October 1, 2005. Such amounts, which are due from the exercise of stock options in accordance with the Company's Stock Option Plan, are payable on demand with interest at 1/2% above prime (8.25% at July 1, 2006).

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

      For the 13-week and 39-week periods ended July 1, 2006, options to purchase 107,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 194,000 shares of common stock at a price of $29.60 were not included in diluted earnings per share as their impact was antidilutive for the 13-week and 39-week periods ended July 1, 2006.

      For the 13-week period ended July 2, 2005, options to purchase 112,500 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 194,000 shares of common stock at a price of $29.60 were not included in diluted earnings per share as their impact was antidilutive. For the 39-week period ended July 2, 2005, options to purchase 306,500 shares of common stock at a price range of $6.30 to $29.60 were included in diluted earnings per share.

5. SHARE-BASED COMPENSATION

      Effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("SFAS No. 123R"), and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 2, 2005, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

      The Company has options outstanding under two stock option plans, the 1996 Stock Option Plan (the "1996 Plan") and the 2004 Stock Option Plan (the "2004 Plan"). In 2004, the Company terminated the 1996 Plan. This action terminated the 257,000 authorized but unissued options under the 1996 Plan but it did not affect any of the options previously issued under the 1996 Plan.

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

      Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as an operating cash outflow and a financing cash inflow. For the first, second and third fiscal quarters of 2006 no excess tax benefits were generated.

      The compensation cost charged against income in the third fiscal quarter of 2006 for share-based compensation programs was $187,000, before a tax benefit of $64,000. The compensation cost charged for the 39-week period ended July 1, 2006 for share-based compensation programs was $561,000, before a tax benefit of $191,000. The compensation cost recognized is classified as payroll expense in the consolidated statement of operations.

      In November 2005, the FASB issued FASB Staff Position No. FAS 123R3 "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" ("FAS 123R"). The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

      A summary of stock option activity is presented below:

                                Weighted   Weighted     Weighted
                                 Average    Average     Average       Aggregate
                                Excersie     Fair     Contractual     Intrinsic
Options                Shares     Price      Value    Term (Yrs.)       Value
-------------------   -------   --------   --------   -----------   ------------

Outstanding as
   October 1, 2005    301,000   $  21.32   $   5.97          8.23
Granted                     -          -          -             -
Exercised                   -          -          -             -
Forfeited/Cancelled         -          -          -             -
                      -------   --------   --------   -----------   ------------
Outstanding at
   July 1, 2006       301,000   $  21.32   $   5.97          8.23   $  2,341,000
                      -------   --------   --------   -----------   ------------
Exercisable at
   July 1, 2006       204,000   $  17.38   $   4.94          7.38   $  2,341,000
                      -------   --------   --------   -----------   ------------

Had the Company accounted for its stock-based awards under the fair value method for the 13-week and 39-week periods ended July 2, 2005 the impact to its financial statements would have been as follows:

                    (in thousands, except per share amounts)
                    ---------------------------------------
                                                 13 Weeks ended   39 Weeks ended
                                                  July 2, 2005     July 2, 2005
Net income as reported                              $ 2,822          $ 4,561

Deduct stock based employee compensation
   expense computed under the fair value method     $  (153)         $  (342)
                                                    -------          -------

Net income - pro forma                              $ 2,669          $ 4,219
                                                    =======          =======

Earnings per share as reported -basic               $  0.82          $  1.33
Earnings per share as reported - diluted            $  0.80          $  1.28

Earnings per share pro forma - basic                $  0.77          $  1.23
Earnings per share pro forma - diluted              $  0.75          $  1.19

      As of July 1, 2006, there was approximately $350,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately one year.

      The Company, generally, issues new shares upon the exercise of employee stock options.

6. DIVIDENDS

      A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12 and October 11, 2005 and January 12, April 12 and July 12, 2006. Prior to this, the Company had not paid any cash dividends since its inception. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company's Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

7. RELATED PARTY TRANSACTIONS

      Receivables due from officers and employees, excluding stock option receivables, totaled $330,000 at July 1, 2006 and $294,000 at October 1, 2005. Such loans bear interest at the minimum statutory rate (4.96% at July 1, 2006).

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

      In connection with the sale of one facility and the classification of two facilities as "held for sale", the operations of these restaurants have been presented as discontinued operations for the 13-week and 39-week periods ended July 1, 2006 and the Company has reclassified its statements of operations and cash flow data for the prior periods presented below, in accordance with FAS 144 based on the fact that the Company has met the criteria under FAS 144. These dispositions are discussed below in "Recent Restaurant Dispositions."

Revenues

      During the Company's third fiscal quarter of 2006, total revenues of $32,606,000 increased 1.2% compared to total revenues of $32,206,000 in the third fiscal quarter of 2005. Revenues for the third fiscal quarter of 2006 were reduced by $243,000 and revenues for the third fiscal quarter of 2005 were reduced by $560,000 as a result of the sale of one facility and the classification of four facilities as "held for sale" and their reclassification to discontinued operations. The Company had net income of $2,488,000 in the third fiscal quarter of 2006 compared to net income of $2,822,000 in the third fiscal quarter of 2005. The third fiscal quarter of 2006 was negatively affected by unusually hot and/or inclement weather during significant portions of the quarter. The third fiscal quarter of 2006 was further negatively affected by an $187,000 expense related to the Company's share-based compensation plan.

      Same store sales in Las Vegas decreased by $53,000 or 0.4% in the third fiscal quarter of 2006 compared to the third fiscal quarter of 2005 generally because of less than expected business at the Venetian Casino Resort. Same store sales in New York increased $240,000 or 2.3% during the third quarter. Same store sales in Washington D.C. decreased by $644,000 or 10.4% during the third quarter. The decrease in Washington D.C. was principally due to unusually hot and/or inclement weather during significant portions of the quarter in the area.

      During the Company's 39-week period ended July 1, 2006, total revenues of $85,321,000 increased 3.1% compared to total revenues of $82,717,000 in the 39-week period ended July 2, 2005. Revenues for the 39-week period ended July 1, 2006 were reduced by $1,058,000 and revenues for the 39-week period ended July 2, 2005 were reduced by $3,393,000 as a result of the sale of one facility and the classification four facilities as "held for sale" and their reclassification to discontinued operations. The Company had net income of $3,252,000 in the 39-week period ended July 1, 2006 compared to net income of $4,561,000 for the 39-week period ended July 2, 2005. Net income was negatively affected during the 39-week period ended July 1, 2006 as a result of $447,000 pre-opening and early operating losses experienced at the Company's Gallagher's Steakhouse and Luna Lounge, both located in Atlantic City, New Jersey. The Company's income has also been negatively affected by $561,000 of compensation expense booked during fiscal 2006 related to the Company's share-based compensation plan. The 39-week period ended July 2, 2005 was positively affected by a $644,000 gain realized as a result of the sale of the Company's America restaurant which was located in New York City.

Costs and Expenses

      Food and beverage costs for the third quarter of 2006 as a percentage of total revenues were 24.8% compared to 25.0% in the third quarter of 2005. These costs for the 39-weeks ended July 1, 2006 as a percentage of total revenues were 25.2% compared to 25.4% in the 39-week period ended July 2, 2005.

      Payroll expenses as a percentage of total revenues were 30.1% for the third quarter of 2006 as compared to 29.0% in the third quarter of 2005. Payroll expenses as a percentage of total revenues were 32.5% for the 39-week period ended July 1, 2006 as compared to 31.8% for the 39-week period ended July 2, 2005. Minimum wage increase in both New York and Washington D.C. has adversely affected payroll expenses. Occupancy expenses as a percentage of total revenues were 13.4% during the third fiscal quarter of 2006 compared to 12.6% in the third quarter of 2005. Occupancy expenses as a percentage of total revenues were 14.8% during the 39-week period ended July 1, 2006 compared 14.2% for the 39-week period ended July 2, 2005. Other operating costs and expenses as a percentage of total revenues were 11.7% for the third quarter of 2006 compared to 11.6% in the third quarter of 2005. Other operating costs and expenses as a percentage of total revenues were 12.2% for the 39-week period ended July 1, 2006 compared to 11.8% for the 39-week period ended July 2, 2005. General and administrative expenses as a percentage of total revenues were 5.7% for the third quarter of 2006 as compared to 5.9% for the third quarter of and 2005. General and administrative expenses as a percentage of total revenue were 6.4% for the 39-week period ended July 1, 2006 compared to 6.6% for the 39-week period ended July 2, 2005.

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

      The Company had a working capital surplus of $6,979,000 at July 1, 2006 as compared to a working capital surplus of $4,299,000 at October 1, 2005.

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

      On July 27, 2006, the Company entered into an agreement to operate a casual sit-down restaurant known as The Grill at Two Trees in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and used by Foxwoods Resort Casino, in Ledyard, Connecticut. The agreement provides that the Company cannot take possession of the restaurant until the Company obtains a liquor license for the facility. The Company is currently in the process of applying for such liquor license.

Recent Restaurant Dispositions

      The Company entered into a sale and leaseback agreement with GE Capital in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities at Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada. In 2002, the operations at the Aladdin were abandoned. The lease matured in November 2005 and, in connection therewith, the Company made an unprovided for lump sum payment of $142,000 due under this lease. This lump sum payment is included in discontinued operations.

      The Company's restaurant, America, located in New York City has experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. The Company entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company realized a gain of $644,000 on the sale of this restaurant. The Company recorded a loss of $1,000 and income of $57,000, respectively, during the 13-week and 39-week periods ended July 2, 2005. The gain on sale, income and loss were included in discontinued operations.

      The Company's bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as "Vivid" on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility have failed to reach the level sufficient to achieve the results the Company required and the Company is seeking a buyer for this facility. As of December 31, 2005, the Company has classified the assets and liabilities of this bar/nightclub facility as "held for sale" in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") based on the fact that the Company has met the criteria under SFAS No. 144. The Company recorded an operating loss of $276,000 and $778,000, respectively, during the 13-week and 39-week periods ended July 1, 2006. The Company recorded an operating loss of $284,000 and $693,000, respectively, during the 13-week and 39-week periods ended July 2, 2005. These losses are included in discontinued operations.

      Effective August 22, 2004, the Company's lease for The Saloon at the Neonopolis Center at Fremont Street was converted into a management agreement whereby the Company received a management fee of $7,000 per month regardless of the results of operations of this restaurant. In June 2006, the owner of the Neonopolis Center at Fremont Street sold the building to a new entity who, on June 25, 2006, exercised its option to terminate the management agreement upon thirty days written notice to the Company.

      On July 6, 2006, the landlord for the Vico's Burrito's fast food facility at at the Venetian Casino Resort, General Growth Properties, notified the Company that the landlord was exercising an option granted to it pursuant to the lease for the facility to terminate the lease in exchange for the landlord providing the Company with the unamortized portion of the non-removable improvements located in the facility. On August 10, 2006, the Company and its landlord for this facility entered into a letter agreement pursuant to which the landlord agreed to pay the Company $200,000 for the unamortized portion of the non-removable improvements located in the facility by September 10, 2006. Based on the negotiations with the landlord, the Company does not anticipate a loss on the termination of the lease.

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

      In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

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

      There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal year 2006 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Date: August 15, 2006

      ARK RESTAURANTS CORP.

By:   /s/ Michael Weinstein
      ---------------------
      Michael Weinstein
      Chairman, President & Chief Executive Officer

By:   /s/ Robert J. Stewart
      ---------------------
      Robert J. Stewart
      Chief Financial Officer