Form 10-K
period 2006-09-30
ARK RESTAURANTS CORP
filed 2006-12-29
CIK 779544

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2006

                         Commission file number 0-14030

                              ARK RESTAURANTS CORP.
    -------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              New York                                 13-3156768
--------------------------------------   ---------------------------------------
   (State or Other Jurisdiction of          (IRS Employer Identification No.)
   Incorporation or Organization)

             85 Fifth Avenue, New York, NY                   10003
      -------------------------------------------------------------------
        (Address of Principal Executive Offices)           (Zip Code)

       Registrant's telephone number, including area code: (212) 206-8800

        Securities registered pursuant to Section 12(b) of the Act: None.

             Securities registered pursuant to Section 12(g) of the
                      Act: Common Stock, par value $0.01.

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No _X_

         Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes __ No _X_

         The aggregate market value at December 14, 2006 of shares of the Registrant's Common Stock, $.01 par value (based upon the closing price per share of such stock on the Nasdaq National Market) held by non-affiliates of the Registrant was approximately $62,721,035. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the Registrant that such individuals are, in fact, affiliates of the Registrant.

         At December 14, 2006, there were outstanding 3,569,299 shares of the Registrant's Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered by this form are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Report.

                                     PART I
                                     ------

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
                -------------------------------------------------

On one or more occasions, we may make statements in this Annual Report on Form 10-K regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements, other than statements of historical facts, included or incorporated by reference herein relating to management's current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934.

Words or phrases such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "targets," "will likely result," "hopes," "will continue" or similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management's examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing restaurants, labor costs for our personnel, fluctuations in the cost of food products, adverse weather conditions, changes in consumer preferences and the level of competition from existing or new competitors.

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in "Item 1A Risk Factors" of this Annual Report on Form 10-K.

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Annual Report on Form 10-K, our reports on Forms 10-Q and 8-K, our Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Annual Report on Form 10-K, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Annual Report on Form 10-K or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-Q and 8-K and Schedule 14A.

Unless the context requires  otherwise,  references to "we," "us," "our," "ARKR"
and  the  "Company"  refer   specifically  to  Ark  Restaurants  Corp.  and  its
subsidiaries and predecessor entities.

ITEM 1.           BUSINESS

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended September 30, 2006, we owned and/or operated 23 restaurants and bars, 25 fast food concepts, catering operations, and wholesale and retail bakeries through its subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended September 30, 2006, seven of our restaurants are located in New York City, four are located in Washington, D.C., eight are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, and two are located at the Foxwoods Resort Casino in Ledyard, Connecticut. As of the fiscal year ended September 30, 2006, our Las Vegas operations included:

         --       three restaurants  within the New York-New York Hotel & Casino
Resort, and operation of the resort's room service, banquet facilities, employee dining room and nine food court operations;

         --       two  restaurants,  two bars and three food court facilities at the Venetian Casino Resort; and

         --       one  restaurant  within the Forum Shops at  Caesar's  Shopping
Center.

In 2004, we established operations in Florida which include five fast food facilities in Tampa, Florida and eight fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino operated by the Seminole Indian Tribe at these locations. All pre-opening expenses were borne by outside investors who invested in a limited liability company established to develop, construct, operate and manage these facilities. We are the managing member of this limited liability company and, through this limited liability company, we lease and manage the operations of each of these facilities in exchange for a monthly management fee equal to five-percent of the gross receipts of these facilities. Neither us nor any of our subsidiaries contributed any capital to this limited liability company. None of the obligations of this limited liability company are guaranteed by us and investors in this limited liability company have no recourse against us or any of our assets.

In December 2005, we established operations in Atlantic City, New Jersey by opening a bar, LUNA LOUNGE, and a separate restaurant, a GALLAGHER'S STEAKHOUSE, in the Resorts Atlantic City Hotel and Casino.

During the fiscal year ended September 30, 2006, we established operations at the Foxwoods Resort Casino in Ledyard, Connecticut by opening a restaurant, THE FIFTH STREET CAFE, in its newly expanded poker room in March 2006 and a fast-casual restaurant, LUCKY SEVEN, in the Bingo Hall in May 2006. All pre-opening expenses were borne by outside investors who invested in a limited liability company established to develop, construct, operate and manage these facilities. We are the managing member of this limited liability company and, through this limited liability company, we lease and manage the operations of each of these facilities in exchange for a monthly management fee equal to five-percent of the gross receipts of these facilities. Neither we nor any of our subsidiaries contributed any capital to this limited liability company. None of the obligations of this limited liability company are guaranteed by us and investors in this limited liability company have no recourse against us or any of our assets.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant's location. Most of our restaurants which are in operation and which have been opened in recent years are of the latter description. As of the fiscal year ended September 30, 2006, these include the restaurant operations at the New York-New York Hotel & Casino in Las Vegas, Nevada (1997); the STAGE DELI located at the Forum Shops in Las Vegas, Nevada; RED, located at the South Street Seaport in New York

(1998); THUNDER GRILL in Union Station, Washington, D.C. (1999); two restaurants and four food court facilities at the Venetian Casino Resort in Las Vegas, Nevada (2000); the 13 fast food facilities in Tampa, Florida and Hollywood, Florida, respectively (2004); the GALLAGHER'S STEAKHOUSE and LUNA LOUNGE in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); and THE FIFTH STREET CAFE and the fast-casual restaurant in the Bingo Hall at the Foxwoods Resort Casino in Ledyard, Connecticut (2006).

Further, in September 2006, we entered into an agreement to lease a to be named Mexican restaurant at the to be developed Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada, and entered into an agreement to purchase the restaurant known as the DURGIN PARK RESTAURANT AND THE BLACK HORSE TAVERN in Boston, Massachusetts. The obligation to pay rent for the to be named Mexican restaurant is not effective until the restaurant opens for business. We anticipate this restaurant to open during our third quarter of the 2007 fiscal year. The agreement to purchase the DURGIN PARK facility provides that we cannot take possession of the restaurant until we obtain a liquor license for the facility. We are currently in the process of obtaining such liquor license.

Finally, in December 2006, we expanded our operations at the Foxwoods Resort Casino by opening THE GRILL AT TWO TREES in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino, in Ledyard, Connecticut.

The names and themes of each of our restaurants are different except for our two AMERICA restaurants, two SEQUOIA restaurants, two GONZALEZ Y GONZALEZ restaurants and two GALLAGHER'S STEAKHOUSE restaurants. The menus in our restaurants are extensive, offering a wide variety of high quality foods at generally moderate prices. Of our restaurants owned or managed as of September 30, 2006, only the LUTECE restaurant may be classified as expensive. The LUTECE restaurant was closed effective December 3, 2006. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas. A majority of our net sales are derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

The following table sets forth the facilities we lease and operate as of September 30, 2006:

                                                                                           Seating
                                                                                          Capacity(2)
                                                      Year        Restaurant Size           Indoor-        Lease
Name                          Location              Opened(1)      (Square Feet)          (Outdoor)     Expiration(3)
----                          --------              ---------      -------------          ---------     -------------
Metropolitan          First Avenue                    1982             4,000               180(50)          2006
 Cafe(4)              (between 52nd and 53rd
                      Streets)
                      New York, New York

                                                                                           Seating
                                                                                          Capacity(2)
                                                      Year        Restaurant Size           Indoor-        Lease
Name                          Location              Opened(1)      (Square Feet)          (Outdoor)     Expiration(3)
----                          --------              ---------      -------------          ---------     -------------
Gonzalez y            Broadway                        1989             6,000               250              2007
Gonzalez              (between Houston and
                      Bleecker Streets)
                      New York, New York

America               Union Station                   1989            10,000               400(50)          2009
                      Washington, D.C.

Center Cafe           Union Station                   1989             4,000               200              2009
                      Washington, D.C.

Sequoia               Washington Harbour              1990            26,000               600(400)         2017
                      Washington, D.C.

Sequoia               South Street Seaport            1991            12,000               300(100)         2008
                      New York, New York

Canyon Road           First Avenue                    1984             2,500               130              2014
                      (between 76th and 77th
                      Streets) New York, New York

Columbus              Columbus Avenue                 1988             3,000                75              2012
Bakery                (between 82nd and 83rd
                      Streets)
                      New York, New York

Bryant Park           Bryant Park                     1995            25,000               180(820)         2025
Grill & Cafe(5)       New York, New York

Columbus              First Avenue                    1995              2000                75              2006
Bakery(4)             (between 52nd and 53rd
                      Streets)
                      New York, New York

America(6)            New York-New York Hotel         1997            20,000               450              2017
                      and Casino
                      Las Vegas, Nevada

Gallagher's           New York-New York               1997             5,500               260              2017
Steakhouse(6)         Hotel & Casino
                      Las Vegas, Nevada

Gonzalez y            New York-New York               1997             2,000               120              2017
Gonzalez(6)           Hotel & Casino
                      Las Vegas, Nevada

                                                                                           Seating
                                                                                          Capacity(2)
                                                      Year        Restaurant Size           Indoor-        Lease
Name                          Location              Opened(1)      (Square Feet)          (Outdoor)     Expiration(3)
----                          --------              ---------      -------------          ---------     -------------
Village Eateries      New York-New York               1997             6,300               400(*)           2017
(6)(7)                Hotel & Casino
                      Las Vegas, Nevada

The Grill Room (8)    World Financial Center          1997            10,000               250              2011
                      New York, New York

The Stage Deli        Forum Shops                     1997             5,000               200              2008
                      Las Vegas, Nevada

Red                   South Street Seaport            1998             7,000               150(150)         2013
                      New York, New York

Thunder Grill         Union Station                   1999            10,000               500              2019
                      Washington, D.C.

Venetian Food         Venetian Casino Resort          1999             3,980               300(*)           2014
Court(9)              Las Vegas, Nevada

Tsunami               Venetian Casino Resort          1999            13,000               300              2019
Grill(10)(11)         Las Vegas, Nevada

Lutece(10)            Venetian Casino Resort          1999             6,400                90(90)          2019
                      Las Vegas, Nevada

Vivid(12)             Venetian Casino Resort          2001             9,700               250              2019
                      Las Vegas, Nevada

V-Bar                 Venetian Casino Resort          2000             3,000               100              2015
                      Las Vegas, Nevada

Gallagher's           Resorts Atlantic City           2005             6,280               196              2020
Steakhouse            Hotel and Casino
                      Atlantic City, New Jersey


Luna Lounge           Resorts Atlantic City           2005             2,270               114              2020
                      Hotel and Casino
                      Atlantic City, New Jersey

---------------

(1) Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. "Year Opened" refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

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

(4) These leases were terminated at the landlord's option effective October 1, 2006.

(5) The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2012.

(6) Includes two five-year renewal options exercisable by us if certain sales goals are achieved during the two year period prior to the exercise of the renewal option. Under the AMERICA lease, the sales goal is $6.0 million. Under the Gallagher's STEAKHOUSE lease the sales goal is $3.0 million. Under the lease for GONZALEZ Y GONZALEZ and the VILLAGE Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level substantially in excess of the minimum sales level required to exercise the renewal option for each respective restaurant.

(7) We operate eight small food court restaurants in the VILLAGES EATERIES food court at the New York-New York Hotel & Casino. We also operate that hotel's room service, banquet facilities and employee cafeteria.

(8) This restaurant experienced damage in the attack on the World Trade Center on September 11, 2001. In addition, substantial damage was sustained by the World Financial Center in which the restaurant is located. The restaurant closed on September 11, 2001 and reopened in early December 2002.

(9) Our landlord for this facility paid us $200,000 for the unamortized portion of the non-removable improvements located in the facility and closed this facility on August 10, 2006.

(10)     These restaurants were sold effective December 1, 2006.

(11)     We shall continue to operate this restaurant until December 31, 2006.

(12)     This bar changed its name from Venus to Vivid in January 2005.

(*)      Represents common area seating.

The following table sets forth the facilities managed by us as of September 30, 2006:

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
                      at Fremont Street
                      Las Vegas, Nevada

                                                                                           Seating
                                                                                          Capacity(2)
                                                      Year        Restaurant Size           Indoor-        Lease
Name                          Location              Opened(1)      (Square Feet)          (Outdoor)     Expiration(3)
----                          --------              ---------      -------------          ---------     -------------
Tampa Food            Hard Rock Hotel and             2004             4,000               250(*)           2029
Court(7)              Casino
                      Tampa, Florida

Hollywood Food        Hard Rock Hotel and             2004             5,000               250(*)           2029
Court(7)              Casino
                      Hollywood, Florida

Fifth Street          Foxwoods Resort Casino          2006             4,825                68              2026
Cafe(7)               Ledyard, Connecticut

Lucky Seven(7)        Foxwoods Resort Casino          2006             6,858             4,000 (**)         2026
                      Ledyard, Connecticut

---------------

(1) Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. "Year Opened" refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

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

(4) Management fees earned are based on a percentage of cash flow of the restaurant.

(5)      We own a 19% interest in the partnership that owns EL RIO GRANDE.

(6) We received $7,000 per month for managing the restaurant. This restaurant closed effective July 25, 2006.

(7) Management fees earned are based on a percentage of gross sales of the restaurant(s).

(*)      Represents common area seating.

(**)     Represents number of seats in the Bingo Hall.

Revenues from facilities managed by us are not included in our consolidated sales.

Restaurant Expansion

We opened a GALLAGHER'S STEAKHOUSE restaurant in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey in December 2005.

During the fiscal year ended September 30, 2006, we established operations at the Foxwoods Resort Casino in Ledyard, Connecticut by opening a restaurant, THE FIFTH STREET CAFE, in its newly expanded poker room in March 2006 and a fast-casual restaurant, LUCKY SEVEN, in the Bingo Hall in May 2006. All pre-opening expenses were borne by outside investors who invested in a limited liability company established to develop, construct, operate and manage these facilities. We are the managing member of this limited liability company and, through this limited liability company, we lease and manage the operations of each of these facilities in exchange for a monthly management fee equal to five-percent of the gross receipts of these facilities. Neither we nor any of our subsidiaries contributed any capital to this limited liability company. None of the obligations of this limited liability company are guaranteed by us and investors in this limited liability company have no recourse against us or any of our assets.

In addition, in September 2006, we entered into an agreement to lease a to be named Mexican restaurant at the to be developed Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada, and entered into an agreement to purchase the restaurant known as the DURGIN PARK RESTAURANT AND THE BLACK HORSE TAVERN in Boston, Massachusetts. The obligation to pay rent for the to be named Mexican restaurant is not effective until the restaurant opens for business. We anticipate this restaurant to open during our third quarter of the 2007 fiscal year. The agreement to purchase the DURGIN PARK facility provides that we cannot take possession of the restaurant until we obtain a liquor license for the facility. We are currently in the process of obtaining such liquor license.

Finally, in December 2006, we expanded our operations at the Foxwoods Resort Casino by opening THE GRILL AT TWO TREES in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino, in Ledyard, Connecticut.

The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. We incurred $15,000 in pre-opening expenses in fiscal 2006.

Our restaurants generally do not achieve substantial increases in revenue from year to year, which we consider to be typical of the restaurant industry. To achieve significant increases in revenue or to replace revenue of restaurants that lose customer favor or which close because of lease expirations or other reasons, we would have to open additional restaurant facilities or expand existing restaurants. There can be no assurance that a restaurant will be successful after it is opened, particularly since in many instances we do not operate our new restaurants under a trade name currently used by us, thereby requiring new restaurants to establish their own identity.

Apart from these agreements, we are not currently committed to any projects. We may take advantage of opportunities we consider to be favorable, when they occur, depending upon the availability of financing and other factors.

Recent Restaurant Dispositions and Charges

We entered into a sale and leaseback agreement with GE Capital in November 2000 to refinance the purchase of various restaurant equipment at our food and beverage facilities at Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada. In 2002, the operations at the Aladdin were abandoned. The lease matured in November 2005 and, in connection therewith, we made an unprovided for lump sum payment of $142,000 due under this lease. This lump sum payment is included in discontinued operations.

In fiscal 2003, we determined that our restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to our long-lived fixed assets at Lutece, we determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, we used the expected present value of the future cash flows. We projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, we determined that there was no value to the long-lived fixed assets. We had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. We believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, we closed Lutece during the second quarter of 2004. We recorded a net operating loss of $27,000 during the fiscal year ended September 30, 2006 which is included in losses from discontinued operations. In fiscal 2004, we also incurred a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of Lutece which is payable monthly over a nine year period beginning May 17, 2004 and bears interest at a rate of 8% per annum.

On December 1, 2003, we sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. We recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004.

Our restaurant, Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, we felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results we required. As a result, we sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $214,000. Net operating income of $5,000 was included in losses from discontinued operations for the fiscal year ended September 30, 2006.

Our restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit our desired profile of being in a landmark destination location. As a result, we sold this restaurant on February 23, 2004. We realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. Net operating losses of $3,000 were included in losses from discontinued operations for the fiscal year ended September 30, 2006.

Our restaurant, America, located in New York City has experienced declining sales for several years. In March 2004, we entered into a new lease for this restaurant at a significantly increased rent. We entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, we signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. We realized a pre-tax gain of $644,000 on the sale of this restaurant. Net operating losses of $12,000 were included in losses from discontinued operations for the fiscal year ended September 30, 2006.

Our bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and we felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as "Vivid" on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility have failed to reach the level sufficient to achieve the results we required and we have identified a buyer for this facility. As of December 31, 2005, we classified the assets and liabilities of this bar/nightclub facility as "held for sale" in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") based on the fact that the facility has met the criteria under SFAS No. 144. Based on the initial offers made on this facility, we do not anticipate a loss on the sale. Net operating losses of $486,000 are included in losses from discontinued operations for the fiscal year ended September 30, 2006.

Effective August 22, 2004, our lease for The Saloon at the Neonopolis Center at Fremont Street was converted into a management agreement whereby we received a management fee of $7,000 per month regardless of the results of operations of this restaurant. In June 2006, the owner of the Neonopolis Center at Fremont Street sold the building to a new entity who, on June 25, 2006, exercised its option to terminate the management agreement upon thirty days written notice to us.

On July 6, 2006, the landlord for the Vico's Burrito's fast food facility at the Venetian Casino Resort, General Growth Properties, notified us that the landlord was exercising an option granted to it pursuant to the lease for the facility to terminate the lease in exchange for the landlord providing us with the unamortized portion of the non-removable improvements located in the facility. On August 10, 2006, we and our landlord for this facility entered into a letter agreement pursuant to which the landlord agreed to pay us $200,000 for the unamortized portion of the non-removable improvements located in the facility. We realized a pre-tax loss of $70,000 on the closure of this restaurant. Net operating income of $35,000 is included in losses from discontinued operations for the fiscal year ended September 30, 2006.

As a result of the above mentioned sales or closures, we allocated $75,000 of goodwill to these restaurants and reduced goodwill by this amount in fiscal 2005.

Effective December 1, 2006, our subsidiaries that lease each of Lutece, Tsunami and our Vivid location at The Venetian Resort Hotel Casino in Las Vegas, Nevada, have entered into an agreement to sell Lutece, Tsunami and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC for an aggregate of $14,000,000. Our Lutece location closed as of the close of business on December 3, 2006 and it is contemplated that our Tsunami location will close at the end of the calendar year. We do not anticipate a loss on the sale of these restaurants.

Restaurant Management

Each restaurant is managed by its own manager and has its own chef. Food products and other supplies are purchased primarily from various unaffiliated suppliers, in most cases by our headquarters' personnel. Our Columbus Bakery supplies bakery products to most of our New York City restaurants in addition to operating a retail bakery. Our Columbus Bakery in Las Vegas supplies bakery products to most of our Las Vegas restaurants in addition to operating a wholesale bakery. Each of our restaurants has two or more assistant managers and sous chefs (assistant chefs). Financial and management control is maintained at the corporate level through the use of automated systems that include centralized accounting and reporting.

Purchasing and Distribution

We strive to obtain quality menu ingredients, raw materials and other supplies and services for our operations from reliable sources at competitive prices. Substantially all menu items are prepared on each restaurant's premises daily from scratch, using fresh ingredients. Each restaurant's management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by our centralized purchasing staff. Restaurant-level inventories are maintained at a minimum dollar-value level in relation to sales due to the relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that are used in operations.

We attempt to negotiate short-term and long-term supply agreements depending on market conditions and expected demand. However, we do not contract for long periods of time for our fresh commodities such as produce, poultry, meat, fish and dairy items and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Independent foodservice distributors deliver most food and supply items daily to restaurants. The financial impact of such supply agreements would not have a material adverse effect on our financial position.

Employees

At December 10, 2006, we employed 2,117 persons (including employees at managed facilities), 1,544 of whom were full-time employees, 573 of whom were part-time employees, 30 of whom were headquarters personnel, 214 of whom were restaurant management personnel, 586 of whom were kitchen personnel and 1,287 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by a collective bargaining agreement.

Government Regulation

We are subject to various federal, state and local laws affecting our business. Each restaurant is subject to licensing and regulation by a number of governmental authorities that may include alcoholic beverage control, health, sanitation, environmental, zoning and public safety agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development and openings of new restaurants, or could disrupt the operations of existing restaurants.

Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for licenses and permits to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum ages of patrons and employees consuming or serving such beverages; employee alcoholic beverages training and certification requirements; hours of operation; advertising; wholesale purchasing and inventory control of such beverages; seating of minors and the service of food within our bar areas; and the storage and dispensing of alcoholic beverages. State and local authorities in many jurisdictions routinely monitor compliance with alcoholic beverage laws. The failure to receive or retain, or a delay in obtaining, a liquor license for a particular restaurant could adversely affect our ability to obtain such licenses in jurisdictions where the failure to receive or retain, or a delay in obtaining, a liquor license occurred.

We are subject to "dram-shop" statutes in most of the states in which we have operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. A settlement or judgment against us under a "dram-shop" statute in excess of liability coverage could have a material adverse effect on our operations.

Various federal and state labor laws govern our operations and our relationship with employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. We are also subject to the regulations of the Immigration and Naturalization Service
(INS). If our employees do not meet federal citizenship or residency requirements, this could lead to a disruption in our work force. Significant government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to employees who receive gratuities could be detrimental to our profitability.

Our facilities must comply with the applicable requirements of the Americans With Disabilities Act of 1990 ("ADA") and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants or undertaking significant remodeling of existing restaurants, we must make them more readily accessible to disabled persons.

The New York State Liquor Authority must approve any transaction in which a shareholder of the licensee increases his holdings to 10% or more of the outstanding capital stock of the licensee and any transaction involving 10% or more of the outstanding capital stock of the licensee.

Seasonal Nature Of Business

Our business is highly seasonal. The second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter. We achieve our best results during the warm weather, attributable to our extensive outdoor dining availability, particularly at BRYANT PARK in New York and SEQUOIA in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas generally operate on a more consistent basis through the year.

Terrorism and International Unrest

The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C. on September 11, 2001 had a material adverse effect on our revenues. As a result of the attacks, one of our restaurants, THE GRILL ROOM, located at 2 World Financial Center, which is adjacent to the World Trade Center, experienced some damage. THE GRILL ROOM was closed from September 11, 2001 and reopened in early December 2002.

Our restaurants in New York, Las Vegas, Washington D.C. and Florida benefit from tourist traffic. Though the Las Vegas market has shown resiliency, the sluggish economy and the lingering effects of September 11, 2001 have had an adverse effect on our restaurants. Recovery depends upon a general improvement in economic conditions and the public's willingness and inclination to resume vacation and convention travel. Additional acts of terrorism in the United States or substantial international unrest may have a material adverse effect on our business and revenues.

ITEM 1A.                RISK FACTORS.


The following are the most significant risk factors applicable to us:

                          RISKS RELATED TO OUR BUSINESS
                          -----------------------------

OUR UNFAMILIARITY WITH NEW MARKETS MAY PRESENT RISKS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FUTURE GROWTH AND PROFITABILITY.

Due to higher operating costs caused by temporary inefficiencies typically associated with expanding into new regions and opening new restaurants, such as lack of market awareness and acceptance and limited availability of experienced staff, continued expansion may result in an increase in our operating costs. New markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our restaurants in these new markets to be less successful than our restaurants in our existing markets. We cannot assure you that restaurants in new markets will be successful.

Our ability to open new restaurants efficiently is subject to a number of factors beyond our control, including:

     --  Selection and availability of suitable restaurant sites;

     --  Negotiation of acceptable lease or purchase terms for such sites;

     --  Negotiation   of   reasonable   construction   contracts  and  adequate
         supervision of construction;

     -- Our ability to secure required governmental permits and approvals for both construction and operation;

     --  Availability of adequate capital;

     --  General economic conditions; and

     --  Adverse weather conditions.

We may not be successful in addressing these factors, which could adversely affect our ability to open new restaurants on a timely basis, or at all. Delays in opening or failures to open new restaurants could cause our business, results of operations and financial condition to suffer.

TERRORISM AND WAR MAY HAVE MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war in the United States or abroad, such as the war in Iraq, may affect the markets in which we operate and our business, results of operations and financial conditions. The potential near-term and long-term effects these events may have on our business operations, our customers, the markets in which we operate and the economy is uncertain. Because the consequences of any terrorist attacks, or any armed conflicts, are unpredictable, we may not be able to foresee events that could have an adverse effect on our markets or our business.

OUR PROFITABILITY IS DEPENDENT IN LARGE MEASURE ON FOOD, BEVERAGE AND SUPPLY COSTS WHICH ARE NOT WITHIN OUR CONTROL.

Our profitability is dependent in large measure on our ability to anticipate and react to changes in food, beverage and supply costs. Various factors beyond our control, including climatic changes and government regulations, may affect food and beverage costs. Specifically, our dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions, which could adversely affect the availability and cost of any such items. We cannot assure you that we will be able to anticipate or react to increasing food and supply costs in the future. The failure to react to these increases could materially and adversely affect our business, results of operations and financial condition.

THE RESTAURANT INDUSTRY IS AFFECTED BY CHANGES IN CONSUMER PREFERENCES AND DISCRETIONARY SPENDING PATTERNS THAT COULD RESULT IN A REDUCTION IN OUR REVENUES.

Consumer preferences could be affected by health concerns or by specific events such as the outbreak of or scare caused by "mad cow disease", the popularity of the Atkins diet and the South Beach diet and changes in consumer preferences, such as "carb consciousness". If we were to have to modify our restaurants' menus, we may lose customers who would be less satisfied with a modified menu, and we may not be able to attract a new customer base to generate the necessary revenues to maintain our income from restaurant operations. A change in our menus may also result in us having different competitors. We may not be able to successfully compete against established competitors in the general restaurant market. Our success also depends on various factors affecting discretionary consumer spending, including economic conditions, disposable consumer income, consumer confidence and the United States participation in military activities. Adverse changes in these factors could reduce our customer base and spending patterns, either of which could reduce our revenues and results of operations.

OUR GEOGRAPHIC CONCENTRATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

We currently operate in six regions, New York City, Washington, D.C., Las Vegas, Nevada, Tampa and Hollywood, Florida, Atlantic City, New Jersey and Ledyard, Connecticut, and our Las Vegas, Florida, Atlantic City, and Connecticut operations are all located in casinos. We also expect to take over the Durgin Park location in Boston, Massachusetts in the second quarter of 2007. As a result, we are particularly susceptible to adverse trends and economic conditions in these markets, including its labor market, and the casino market in general, which could have a negative impact on our profitability as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business, results of operations and financial condition, as could other regional occurrences such as acts of terrorism, local strikes, natural disasters or changes in laws or regulations.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY DUE TO SEASONALITY AND OTHER FACTORS BEYOND OUR CONTROL.

Our business is subject to seasonal fluctuations, which may vary greatly depending upon the region of the United States in which a particular restaurant is located. In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

     --  The amount of sales contributed by new and existing restaurants;

     --  The timing of new openings;

     --  Increases in the cost of key food or beverage products;

     --  Labor costs for our personnel;

     -- Our ability to achieve and sustain profitability on a quarterly or annual basis;

     --  Adverse weather;

     --  Consumer confidence and changes in consumer preferences;

     -- Health concerns, including adverse publicity concerning food-related illness;

     --  The level of competition from existing or new competitors;

     -- Economic conditions generally and in each of the market in which we are located; and

     -- Acceptance of a new or modified concept in each of the new markets in which we could be located.

These fluctuations make it difficult for us to predict and address in a timely manner factors that may have a negative impact on our business, results of operations and financial condition.

ANY EXPANSION MAY STRAIN OUR INFRASTRUCTURE, WHICH COULD SLOW RESTAURANT DEVELOPMENT.

Any expansion may place a strain on our management systems, financial controls, and information systems. To manage growth effectively, we must maintain the high level of quality and service at our existing and future restaurants. We must also continue to enhance our operational, information, financial and management systems and locate, hire, train and retain qualified personnel, particularly restaurant managers. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that any expansion will impose on management and those systems and controls. If we are not able to effectively manage any one or more of these or other aspects of expansion, our business, results of operations and financial condition could be materially adversely affected.

WE COULD FACE LABOR SHORTAGES, INCREASED LABOR COSTS AND OTHER ADVERSE EFFECTS OF VARYING LABOR CONDITIONS.

The development and success of our restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at such restaurants. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. A significant delay in finding qualified employees or high turnover of existing employees could materially and adversely affect our business, results of operations and financial condition. Also, competition for qualified employees could require us to pay higher wages to attract sufficient qualified employees, which could result in higher, labor costs. In addition, increases in the minimum hourly wage, employment tax rates and levies, related benefits costs, including health insurance, and similar matters over which we have no control may increase our operating costs.

UNANTICIPATED  COSTS OR  DELAYS IN THE  DEVELOPMENT  OR  CONSTRUCTION  OF FUTURE
RESTAURANTS  COULD  PREVENT  OUR  TIMELY  AND  COST-EFFECTIVE   OPENING  OF  NEW
RESTAURANTS.

We  depend  on  contractors   and  real  estate   developers  to  construct  our
restaurants. Many factors may adversely affect the cost and time associated with the development and construction of our restaurants, including:

     --  Labor disputes;

     --  Shortages of materials or skilled labor;

     --  Adverse weather conditions;

     --  Unforeseen engineering problems;

     --  Environmental problems;

     --  Construction or zoning problems;

     --  Local government regulations;

     --  Modifications in design; and

     --  Other unanticipated increases in costs.

Any of these factors could give rise to delays or cost overruns, which may prevent us from developing additional restaurants within our anticipated budgets or time periods or at all. Any such failure could cause our business, results of operations and financial condition to suffer.

WE MAY NOT BE ABLE TO OBTAIN AND MAINTAIN NECESSARY FEDERAL, STATE AND LOCAL PERMITS WHICH COULD DELAY OR PREVENT THE OPENING OF FUTURE RESTAURANTS.

Our business is subject to extensive federal, state and local government regulations, including regulations relating to:

     --  Alcoholic beverage control;

     --  The purchase, preparation and sale of food;

     --  Public health and safety;

     --  Sanitation, building, zoning and fire codes; and

     --  Employment and related tax matters.

All of these regulations impact not only our current operations but also our ability to open future restaurants. We will be required to comply with applicable state and local regulations in new locations into which we expand. Any difficulties, delays or failures in obtaining licenses, permits or approvals in such new locations could delay or prevent the opening of a restaurant in a particular area or reduce operations at an existing location, either of which would materially and adversely affect our business, results of operations and financial condition.

THE RESTAURANT INDUSTRY IS AFFECTED BY LITIGATION AND PUBLICITY CONCERNING FOOD QUALITY, HEALTH AND OTHER ISSUES, WHICH CAN CAUSE GUESTS TO AVOID OUR RESTAURANTS AND RESULT IN LIABILITIES.

Health concerns, including adverse publicity concerning food-related illness, although not specifically related to our restaurants, could cause guests to avoid our restaurants, which would have a negative impact on our sales. We may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on the premises or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations may materially adversely affect us and our restaurants, regardless of whether such allegations are true or whether we are ultimately held liable. Such litigation, adverse publicity or damages could have a material adverse effect on our competitive position, business, results of operations and financial condition and results of operations.

MANY OF OUR OPERATIONS ARE LOCATED IN CASINOS AND MUCH OF OUR SUCCESS WILL BE DEPENDENT ON THE SUCCESS OF THOSE CASINOS.

The success of the business of our restaurants located in Las Vegas, Nevada, Atlantic City, New Jersey, Tampa and Hollywood, Florida, and Ledyard, Connecticut will be substantially dependent on the success of the casinos in which the company operates in these locations to attract customers for themselves and for our restaurants. The successful operation of the casinos in these locations is subject to various risks and uncertainties including:

         --       The risk associated with governmental approvals of gaming;

         --       The risk of a change in laws regulating gaming operations;

         --       Operating in a limited market;

         --       Competitive risks relating to casino operations; and

         --       Risks of terrorism and war.


                        RISKS RELATED TO OUR COMMON STOCK
                        ---------------------------------

THE FACT THAT A RELATIVELY SMALL NUMBER OF INVESTORS HOLD OUR PUBLICLY TRADED COMMON STOCK COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

The market price of our common stock could fluctuate as a result of sales by our existing stockholders of a large number of shares of our common stock in the market or the perception that such sales could occur. A large number of shares of our common stock is concentrated in the hands of a small number of individual and institutional investors and is thinly traded. An attempt to sell by a large holder could adversely affect the price of our stock.

OWNERSHIP OF APPROXIMATELY 66% OF OUR OUTSTANDING COMMON STOCK BY TWELVE STOCKHOLDERS WILL LIMIT YOUR ABILITY TO INFLUENCE CORPORATE MATTERS.

A substantial majority of our capital stock is held by a limited number of stockholders. Twelve stockholders, including our officers and directors and parties affiliated with or related to such persons or to us, own approximately 66% of the shares of common stock outstanding. Accordingly, such stockholders will likely have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders or board of directors, including potential mergers or acquisitions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY.

The price at which our common stock will trade may fluctuate significantly. The stock market has from time to time experienced significant price and volume fluctuations. The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

     --  Fluctuations in quarterly or annual results of operations;

     -- Changes in published earnings estimates by analysts and whether our actual earnings meet or exceed such estimates;

     --  Additions or departures of key personnel; and

     -- Changes in overall stock market conditions, including the stock prices of other restaurant companies.

In the past, companies that have experienced extreme fluctuations in the market price of their stock have been the subject of securities class action litigation. If we were to be subject to such litigation, it could result in substantial costs and a diversion of our management's attention and resources, which may have a material adverse effect on our business, results of operations, and financial condition.

ITEM 1B.               UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.           PROPERTIES

Our restaurant facilities and our executive offices are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of September 30, 2006, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

                Years Lease                    Number of
               Terms Expire                    Facilities
               ------------                    ----------

                2006-2010                          7
                2011-2015                          8
                2016-2020                         11
                2021-2025                          1
                2026-2030                          4

Our executive, administrative and clerical offices are located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York. Our lease for this office space expires in 2015.

Our lease for office space related to our Washington, D.C. catering operations expires in 2012.

For  information   concerning  our  future  minimum  rental   commitments  under
non-cancelable operating leases, see Note 7 of the Consolidated Financial Statements.

See also "Item 1. Business - Overview" for a list of restaurant properties.

ITEM 3.           LEGAL PROCEEDINGS

In the ordinary course of its business, we are a party to various lawsuits arising from accidents at our restaurants and workers' compensation claims, which are generally handled by our insurance carriers.

Our employment of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by us of employment discrimination laws. We do not believe that any of such suits will have a materially adverse effect upon us, our financial condition or operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of our executive officers and all offices held by each person:

         Name                       Age        Positions and Offices
         ----                       ---        ---------------------

         Michael Weinstein          63         Chairman, President and Chief
                                               Executive Officer
         Vincent Pascal             63         Senior Vice President
         Robert Towers              59         Executive Vice President, Chief
                                               Operating Officer and Treasurer
         Paul Gordon                55         Senior Vice President
         Robert Stewart             50         Chief Financial Officer

Each of our executive officers serves at the pleasure of the Board of Directors and until his successor is duly elected and qualifies.

Michael Weinstein has been our President and a director since our inception in January 1983. During the past five years, Mr. Weinstein has been an officer, director and 25% shareholder of Easy Diners, Inc., RSWB Corp. and BSWR Corp. (since 1998). Mr. Weinstein is the owner of 24% of the membership interests in each of Dockeast, LLC and Dockwest, LLC. These companies operate four restaurants in New York City, and none of these companies is a parent, subsidiary or other affiliate of us. Mr. Weinstein spends substantially all of his business time on Company-related matters.

Vincent Pascal was elected our Vice President, Assistant Secretary and a director in October 1985. Mr. Pascal became a Senior Vice President in 2001.

Robert Towers has been employed by us since November 1983 and was elected Vice President, Treasurer and a director in March 1987. Mr. Towers became an Executive Vice President and Chief Operating Officer in 2001.

Paul Gordon has been employed by us since 1983 and was elected as a director in November 1996 and a Senior Vice President in 2001. Mr. Gordon is the manager of our Las Vegas operations. Prior to assuming that role in 1996, Mr. Gordon was the manager of our operations in Washington, D.C. since 1989.

Robert Stewart has been employed by us since June 2002 and was elected Chief Financial Officer effective as of June 24, 2002. For the three years prior to joining us, Mr. Stewart was a Chief Financial Officer and Executive Vice President at Fortis Capital Holdings. For eleven years prior to joining Fortis Capital Holdings, Mr. Stewart held senior financial and audit positions in Skandinaviska Enskilda Banken in their New York, London and Stockholm offices.

                                     PART II

ITEM 5.           Market For Our Common Equity and
                  Related Stockholder Matters
                  ---------------------------

Market Information

Our Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market under the symbol "ARKR." The high and low sale prices for our Common Stock from September 27, 2003 through September 30, 2005 are as follows:


         Calendar 2004               High                   Low
         -------------               ----                   ---

         Fourth Quarter              $ 39.22               $ 27.07

         Calendar 2005
         -------------

         First Quarter                 41.88                 29.61
         Second Quarter                32.80                 25.52
         Third Quarter                 34.59                 27.26
         Fourth Quarter                31.23                 26.70

         Calendar 2006
         -------------

         First Quarter                 30.50                 27.00
         Second Quarter                30.50                 27.11
         Third Quarter                 28.57                 23.09


A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12 and October 11, 2005 and on January 12, April 12, July 12, October 10, 2006 and December 20, 2006. In addition, we declared a special cash dividend in the amount of $3.00 per share on December 20, 2006. Prior to this, we had not paid any cash dividends since our inception. We intend to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

On August 22, 2006, our Board of Directors authorized a stock repurchase program under which up to four million dollars of our common stock may be acquired in the open market over the twelve months following such authorization at our discretion.

The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions. Under the program, the purchases are to be funded from available working capital, and the repurchased shares will be held in treasury or used for ongoing stock issuances. At September 30, 2006, no shares had been purchased by us under the program. There is no guarantee as to the exact number of shares which we will repurchase, and we may discontinue the program at any time.

As of December 14, 2006, there were 40 holders of record of our Common Stock, $.01 par value. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain financial data for the fiscal years ended in 2002 through 2006. During fiscal year 2004, we sold three of our restaurants and closed one restaurant. During fiscal year 2005, we sold one of our restaurants which was considered held for sale in accordance with FAS 144 during part of fiscal year 2004 and part of fiscal year 2005. During fiscal year 2006, we classified one of our restaurants as held for sale in accordance with FAS 144 and closed one restaurant. The operations of these restaurants have been presented as discontinued operations for the 2004, 2005 and 2006 fiscal years, and we have reclassified its statements of operations data for all periods presented, in accordance with FAS 144. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto beginning at page F-1.

                                                                        YEARS ENDED
                                       --------------------------------------------------------------------------------
                                           SEPTEMBER 30,    OCTOBER 1,    OCTOBER 2,   SEPTEMBER 27,   SEPTEMBER 28,
                                               2006           2005          2004           2003            2002
                                               ----           ----          ----           ----            ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
 Total revenues                             $ 115,969      $ 113,237      $ 112,271      $  99,153      $  99,709

 Cost and expenses                           (108,253)      (104,127)      (102,824)       (94,069)       (92,663)

 Operating income                               7,716          9,110          9,447          5,084          7,046

 Other (income) expense, net                     (795)          (748)          (542)          (404)           611



 Income from continuing operations
  before provision for income taxes             8,511          9,858          9,989          5,488          7,657

 Provision for income taxes                     2,824          3,048          2,757          1,325          1,617

 Income from continuing operations              5,687          6,810          7,232          4,163          6,040

 Loss from discontinued
  operations before benefit for
  income taxes                                   (699)          (334)          (794)        (1,113)          (787)

Benefit for income taxes                         (232)          (103)          (219)          (269)          (198)

Loss from discontinued operations                (467)          (231)          (575)          (844)          (589)

NET INCOME                                      5,220          6,579          6,657          3,319          5,451

NET INCOME (LOSS) PER SHARE:

Continuing operations basic                 $    1.64      $    1.98      $    2.19      $    1.31      $    1.52
Discontinued operations basic               $   (0.14)     $   (0.06)     $   (0.18)     $   (0.27)     $   (0.19)
                                            ---------      ---------      ---------      ---------      ---------
  Net basic                                 $    1.50      $    1.92      $    2.01      $    1.04      $    1.33

Continuing operations diluted               $    1.60      $    1.92      $    2.10      $    1.30      $    1.50
Discontinued operations diluted             $   (0.13)     $   (0.07)     $   (0.17)     $   (0.27)     $   (0.18)
                                            ---------      ---------      ---------      ---------      ---------
  Net diluted                               $    1.47      $    1.85      $    1.93      $    1.03      $    1.32

 Weighted average number of shares

 Basic                                          3,472          3,436          3,305          3,181          3,181
 Diluted                                        3,548          3,555          3,444          3,213          3,206

BALANCE SHEET DATA
 (end of period):

 Total assets                               $  52,120      $  47,435      $  44,894      $  43,635      $  47,960
 Working capital (deficit)                      8,398          3,399          1,893         (4,802)        (7,990)
 Long-term debt                                                   --             --          7,226          9,547
 Shareholders' equity                          39,753         37,413         34,200         24,826         21,446
 Shareholders' equity per share                 11.45          10.89          10.35           7.80           6.74


 Facilities in operation--end of year,
 Owned                                             43             44             45             40             40
 Managed                                            5              4              3              1              1

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal year ended October 1, 2005 and September 30, 2006 each included 52 weeks. The fiscal year ended October 2, 2004 included 53 weeks.

Overview

We have reclassified our statements of operations data for the prior periods presented below, in accordance with FAS 144, as a result of the sale of three of our restaurants and the closure of one restaurant during the fiscal year ended October 2, 2004, the sale of another restaurant during the fiscal year ended October 1, 2005 and the classification of another restaurant as held for sale and the closure of one restaurant during the fiscal year ended September 30, 2006. The operations of these restaurants have been presented as discontinued operations for the fiscal years ended October 2, 2004, October 1, 2005 and September 30, 2006. See "Item 1 -Recent Restaurant Dispositions and Charges", "Item 7 - Recent Restaurant Dispositions" and Note 2 of Consolidated Financial Statements.

Revenues

Total revenues increased by 2.4% from fiscal 2005 to fiscal 2006 and increased by 0.9% from fiscal 2004 to fiscal 2005. Revenues for fiscal 2006 were reduced by $1,159,000 and revenues for fiscal 2005 were reduced by $4,010,000 as a result of the sale of one facility, the classification of one facility as "held for sale", the closure of one facility and their reclassification to discontinued operations.

Same store sales increased 0.2%, or $244,000, on a Company-wide basis from fiscal 2005 to fiscal 2006. Same store sales in Las Vegas decreased by $63,000, or 0.1%, in fiscal 2006 compared to fiscal 2005 generally because of less than expected business at the Venetian Casino Resort. We sold our Tsunami and Lutece locations at the Venetian Casino Resort effective December 1, 2006. Same store sales in New York increased $1,862,000, or 5.8%, during fiscal 2006. Same store sales in Washington D.C. decreased by $1,364,000, or 7.6%, during fiscal 2006. The increase in New York was principally due to a general improvement in economic conditions and the public's willingness and inclination to resume vacation and convention travel. The decrease in Washington D.C. was principally due to poor weather.

During the fourth quarter of 2002 we abandoned our restaurant and food court operations at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas. From fiscal 2002 to fiscal 2001 sales decreased at this location from $4,999,000 to $2,853,000, or 42.9%, resulting in our decision to abandon these operations.

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

Other operating income, which consists of the sale of merchandise at various restaurants, management fee income and door sales were $2,423,000 in fiscal 2006, $1,826,000 in fiscal 2005 and $742,000 in fiscal 2004.

Costs and Expenses

Food and beverage cost of sales as a percentage of total revenue was 25.3% in fiscal 2006, 25.2% in fiscal 2005 and 25.8% in fiscal 2004.

Total costs and expenses increased by $4,126,000, or 4.0%, from fiscal 2005 to fiscal 2006 primarily due to an increase in the minimum wage in New York and Washington, D.C., a $748,000 expense related to our share-based compensation plan and increased occupancy costs.

Total costs and expenses increased by $1,303,000, or 1.3%, from fiscal 2004 to fiscal 2005. The increase in the minimum wage in New York and Washington, D.C., the cost of compliance with the Sarbanes-Oxley Act and increased energy costs contributed to this increase. Other operating costs and expenses also increased in fiscal 2004 due to an increase in total revenue and a one time charge of $270,000 used to pay for casino entertainment tax liability. We had previously thought that certain of our operations at the VENETIAN HOTEL RESORT CASINO were exempt from casino entertainment tax due to the fact that such operations were not on the casino floor. As subsequent tax ruling by tax authorities determined that such operations were subject to casino entertainment tax and we determined to include such charge in other operating costs and expenses.

Payroll expenses as a percentage of total revenues was 32.3% in fiscal 2006 compared to 31.4% in fiscal 2005 and 31.5% in fiscal 2004. Payroll expense was $37,418,000, $35,550,000 and $35,363,000 in fiscal 2006, 2005 and 2004, respectively. In fiscal 2003, we had aggressively adapted our cost structure in response to lower sales expectations following September 11th. Due to the increase in sales during fiscal 2004, we had increased our payroll expenses incrementally. In fiscal 2005 and 2006, the increase of the minimum wage in New York and Washington, D.C. resulted in an increase in payroll expenses. We continually evaluate our payroll expenses as they relate to sales.

We typically incur significant pre-opening expenses in connection with our new restaurants that are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

In fiscal 2006, we established operations in Atlantic City, New Jersey by opening a bar, LUNA LOUNGE, and a separate restaurant, a GALLAGHER'S STEAKHOUSE, in the Resorts Atlantic City Hotel and Casino. We experienced $447,000 in pre-opening and early operating losses at these facilities in fiscal 2006. Further during fiscal 2006, we established operations at the Foxwoods Resort Casino in Ledyard, Connecticut by opening a restaurant, THE FIFTH STREET CAFE, in its newly expanded poker room in March 2006 and a fast-casual restaurant, LUCKY SEVEN, in the Bingo Hall in May 2006. All pre-opening expenses were borne by outside investors who invested in a limited liability company established to develop, construct, operate and manage these facilities. We did not open any new restaurants and no pre-opening expenses and early operating losses were incurred during fiscal 2005 and 2004.

General and administrative expenses, as a percentage of total revenue, were 6.2% in fiscal 2006, 6.5% in fiscal 2005 and 5.8% in fiscal 2004. The decrease in these expenses as a percentage of total revenue during fiscal 2004 is primarily due to increased total revenue during this period.

During the fiscal year ended September 30, 2006, we managed two restaurants we did not own (THE SALOON and EL RIO GRANDE) and also managed our Tampa and Hollywood Florida food court operations and our Foxwoods operations. We managed two restaurants we did not own (THE SALOON and EL RIO GRANDE) and also managed the Tampa and Hollywood Florida food court operations at October 1, 2005. We managed two restaurants we did not own (THE SALOON and EL RIO GRANDE) at October 2, 2004. Sales of EL RIO GRANDE, which are not included in consolidated sales, were $3,519,000 in fiscal 2006, $3,345,000 in fiscal 2005 and $2,786,000 in fiscal 2004. Our lease of THE SALOON was converted into a management agreement effective as of August 22, 2004, whereby we received a management fee of $7,000 per month regardless of the results of operations of this restaurant. This restaurant closed effective July 25, 2006. During fiscal 2004, we entered into agreements to manage 11 fast food restaurants located in the Hard Rock Casinos in Hollywood and Tampa, Florida. Sales from these operations totaled $10,469,000 during the 2006 fiscal year and $8,843,000 during the 2005 fiscal year. During fiscal 2006, we established operations at the Foxwoods Resort Casino in Ledyard, Connecticut by managing a restaurant, THE FIFTH STREET CAFE, in its newly expanded poker room in March 2006 and a fast-casual restaurant, LUCKY SEVEN, in the Bingo Hall in May 2006. Sales from these operations totaled $2,389,000 during the 2006 fiscal year.

Interest expense was $8,000 in fiscal 2006, $25,000 in fiscal 2005 and $190,000 in fiscal 2004. The significant decreases in interest expense during these periods was due to lower outstanding borrowings on our credit facility and the benefit from rate decreases in the prime-borrowing rate. As of September 30, 2006, we had no borrowings on its credit facility. Interest income was $90,000 in fiscal 2006, $101,000 in fiscal 2005 and $138,000 in fiscal 2004.

Other income, which generally consists of purchasing service fees and other income at various restaurants, was $713,000, $672,000 and $594,000 for fiscal 2006, 2005 and 2004, respectively.

Income Taxes

The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non-consolidated basis. Most of the restaurants we own or manage are owned or managed by a separate subsidiary.

For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary's income, with the exception of the restaurants operating in the District of Columbia. Accordingly, our overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries. During fiscal 2002 we abandoned our restaurant and food court operations at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas. In fiscal 2002, we were able to utilize the deferred tax asset created in fiscal 2001 by the impairment of these operations. During the years ended October 2, 2004 and October 1, 2005, we decreased its allowance for the utilization of the deferred tax asset arising from state and local operating loss carryforwards by $395,000 and $125,000 in such years based on the merger of certain unprofitable subsidiaries into profitable ones.

Our overall effective tax rate in the future will be affected by factors such as the level of losses incurred at our New York facilities, which cannot be consolidated for state and local tax purposes, pre-tax income earned outside of New York City and the utilization of state and local net operating loss carry forwards. Nevada has no state income tax and other states in which we operate have income tax rates substantially lower in comparison to New York. In order to utilize more effectively tax loss carry forwards at restaurants that were unprofitable, we have merged certain profitable subsidiaries with certain loss subsidiaries.

The Revenue Reconciliation Act of 1993 provides tax credits to us for FICA taxes paid on tip income of restaurant service personnel. The net benefit to us was $733,000 in fiscal 2006, $779,000 in fiscal 2005 and $591,000 in fiscal 2004.

The settlement did not have a material effect on our consolidated financial statements. During fiscal 2006, we and the Internal Revenue Service finalized the adjustments to our Federal income tax returns for fiscal years 1999 through 2004. This settlement did not have a material effect on our consolidated financial statements.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations and funds available from our main bank, Bank Leumi USA. We have, from time to time, also utilized equipment financing in connection with the construction of a restaurant and seller financing in connection with the acquisition of a restaurant. We utilize capital primarily to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants we own.

The net cash used in investing activities in fiscal 2006 of $4,934,000 was primarily used for the replacement of fixed assets at existing restaurants, the construction of a restaurant and bar in Atlantic City, New Jersey and the construction of a to be named Mexican restaurant at the to be developed Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada. The net cash used in investing activities in fiscal 2005 of $4,236,000 was primarily used for the replacement of fixed assets at existing restaurants and the construction of a restaurant and bar in Atlantic City, New Jersey. The net cash used in investing activities in fiscal 2004 of $1,336,000 was used for the replacement of fixed assets at existing restaurants.

The net cash used in financing activities in fiscal 2006 of $3,628,000 and fiscal 2005 of $4,397,000 was principally used for the payment of dividends. The net cash used in financing activities in fiscal 2004 of $5,106,000 was principally due to repayments of long-term debt on our main credit facility in excess of borrowings on such facility.

We had a working capital surplus of $8,398,000 at September 30, 2006 as compared to a working capital surplus of $3,399,000 at October 1, 2005.

Our Revolving Credit and Term Loan Facility (the "Facility") with our main bank (Bank Leumi USA), which included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at our existing restaurants, matured on March 12, 2005. We do not currently plan to enter into another credit facility and expect required cash to be provided by operations.

We entered into a sale and leaseback agreement with GE Capital for $1,652,000 in November 2000 to refinance the purchase of various restaurant equipment at our food and beverage facilities in a hotel and casino in Las Vegas, Nevada. The lease bore interest at 8.65% per annum and was payable in 48 equal monthly installments of $32,000 until maturity in November 2004 at which time we had an option to purchase the equipment for $519,000 or extend the lease for an additional 12 months at the same monthly payment until maturity in November 2005 and repurchase the equipment at such time for $165,000. In November 2004, we chose to extend the lease for an additional 12 months.

We originally accounted for this agreement as an operating lease and did not record the assets or the lease liability in the financial statements. During the year ended September 29, 2001, we recorded the entire amount payable under the lease as a liability of $1,600,000 based on the anticipated abandonment of the

Aladdin operations. In 2002, the operations at the Aladdin were abandoned and at September 30, 2006 the lease was fully paid.

A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12 and October 11, 2005 and on January 12, April 12, July 12, October 10, and December 20, 2006. In addition, we declared a special cash dividend in the amount of $3.00 per share on December 20, 2006. Prior to this, we had not paid any cash dividends since our inception. We intend to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

                                               PAYMENTS DUE BY PERIOD
                                    --------------------------------------------
                                             WITHIN                      AFTER 5
                                     TOTAL   1 YEAR  2-3 YEARS 4-5 YEARS  YEARS
                                               (IN THOUSANDS OF DOLLARS)

Contractual Obligations:
Operating Leases                    $58,086  $ 7,187  $12,525  $11,677  $26,697
                                    -------  -------  -------  -------  -------

Total Contractual Cash Obligations  $58,086  $ 7,187  $12,525  $11,677  $26,697
                                    =======  =======  =======  =======  =======

                                     AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                    --------------------------------------------
                                             WITHIN                      AFTER 5
                                     TOTAL   1 YEAR  2-3 YEARS 4-5 YEARS  YEARS
                                               (IN THOUSANDS OF DOLLARS)

Other Commercial Commitments:
Letters of Credit                   $   466  $    --  $   466  $    --  $    --
                                    -------  -------  -------  -------  -------

Total Commercial Commitments        $   466  $    --  $   466  $    --  $    --
                                    =======  =======  =======  =======  =======


Restaurant Expansion

We opened a GALLAGHER'S STEAKHOUSE restaurant the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey in December 2005.

During the fiscal year ended September 30, 2006, we established operations at the Foxwoods Resort Casino in Ledyard, Connecticut by opening a restaurant, THE FIFTH STREET CAFE, in its newly expanded poker room in March 2006 and a fast-casual restaurant, LUCKY SEVEN, in the Bingo Hall in May 2006. All pre-opening expenses were borne by outside investors who invested in a limited liability company established to develop, construct, operate and manage these facilities. We are the managing member of this limited liability company and, through this limited liability company, we lease and manage the operations of each of these facilities in exchange for a monthly management fee equal to five-percent of the gross receipts of these facilities. Neither we nor any of our subsidiaries contributed any capital to this limited liability company. None of the obligations of this limited liability company are guaranteed by us and investors in this limited liability company have no recourse against us or any of our assets.

In addition, in September 2006, we entered into an agreement to lease a to be named Mexican restaurant at the to be developed Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada, and entered into an agreement to purchase the restaurant known as the DURGIN PARK RESTAURANT AND THE BLACK HORSE TAVERN in Boston, Massachusetts. The obligation to pay rent for the to be named Mexican restaurant is not effective until the restaurant opens for business. We anticipate this restaurant to open during our third quarter of the 2007 fiscal year. The agreement to purchase the DURGIN PARK facility provides that we cannot take possession of the restaurant until we obtain a liquor license for the facility. We are currently in the process of obtaining such liquor license.

Finally, in December 2006, we expanded our operations at the Foxwoods Resort Casino by opening THE GRILL AT TWO TREES in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino, in Ledyard, Connecticut.

The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening "shake out" period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. We incurred $15,000 in pre-opening expenses in fiscal 2006.

Our restaurants generally do not achieve substantial increases from year to year in revenue, which we consider to be typical of the restaurant industry. To achieve significant increases in revenue or to replace revenue of restaurants that lose customer favor or which close because of lease expirations or other reasons, we would have to open additional restaurant facilities or expand existing restaurants. There can be no assurance that a restaurant will be successful after it is opened, particularly since in many instances we do not operate our new restaurants under a trade name currently used by us, thereby requiring new restaurants to establish their own identity.

Apart from these agreements, we are not currently committed to any projects. We may take advantage of opportunities we consider to be favorable, when they occur, depending upon the availability of financing and other factors.

Recent Restaurant Dispositions and Charges

We entered into a sale and leaseback agreement with GE Capital in November 2000 to refinance the purchase of various restaurant equipment at our food and beverage facilities at Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada. In 2002, the operations at the Aladdin were abandoned. The lease matured in November 2005 and, in connection therewith, we made an unprovided for lump sum payment of $142,000 due under this lease. This lump sum payment is included in discontinued operations in fiscal 2006.

In fiscal 2003, we determined that our restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to our long-lived fixed assets at Lutece, we determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, we used the expected present value of the future cash flows. We projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, we determined that there was no value to the long-lived fixed assets. We had an investment of $667,000 in leasehold improvements, furniture fixtures and equipment. We believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, we closed Lutece during the second quarter of 2004. We recorded a net operating loss of $27,000 during the fiscal year ended September 30, 2006 which is included in losses from discontinued operations. In fiscal 2004, we also incurred a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of Lutece which is payable monthly over a nine year period beginning May 17, 2004 and bears interest at a rate of 8% per annum.

On December 1, 2003, we sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. We recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004.

Our restaurant, Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, we felt that a new concept was needed at this location. The restaurant was closed June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results we required. As a result, we sold this restaurant on January 1, 2004 and realized a gain on the sale of this restaurant of approximately $214,000. Operating income of $5,000 was included in losses from discontinued operations for the fiscal year ended September 30, 2006.

Our restaurant Jack Rose located on the west side of Manhattan has experienced weak sales for several years. In addition, this restaurant did not fit our desired profile of being in a landmark destination location. As a result, we sold this restaurant on February 23, 2004. We realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. Operating losses of $3,000 were included in losses from discontinued operations for the fiscal year ended September 30, 2006.

Our restaurant, America, located in New York City has experienced declining sales for several years. In March 2004, we entered into a new lease for this restaurant at a significantly increased rent. We entered into this lease with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, we signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. We realized a pre-tax gain of $644,000 on the sale of this restaurant. Operating losses of $12,000 were included in losses from discontinued operations for the fiscal year ended September 30, 2006.

Our bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and we felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as "Vivid" on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility have failed to reach the level sufficient to achieve the results we required and we have identified a buyer for this facility. As of December 31, 2005, we classified the assets and liabilities of this bar/nightclub facility as "held for sale" in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") based on the fact that the facility has met the criteria under SFAS No. 144. Based on the initial offers made on this facility, we do not anticipate a loss on the sale. Operating losses of $486,000 are included in losses from discontinued operations for the fiscal year ended September 30, 2006.

Effective August 22, 2004, our lease for The Saloon at the Neonopolis Center at Fremont Street was converted into a management agreement whereby we received a management fee of $7,000 per month regardless of the results of operations of this restaurant. In June 2006, the owner of the Neonopolis Center at Fremont Street sold the building to a new entity who, on June 25, 2006, exercised its option to terminate the management agreement upon thirty days written notice to us.

On July 6, 2006, the landlord for the Vico's Burrito's fast food facility at the Venetian Casino Resort, General Growth Properties, notified us that the landlord was exercising an option granted to it pursuant to the lease for the facility to terminate the lease in exchange for the landlord providing us with the unamortized portion of the non-removable improvements located in the facility. On August 10, 2006, we and our landlord for this facility entered into a letter agreement pursuant to which the landlord agreed to pay us $200,000 for the unamortized portion of the non-removable improvements located in the facility. We realized a loss of $70,000 on the closure of this restaurant which is included in discontinued operations. Operating income of $35,000 is included in discontinued operations for the fiscal year ended September 30, 2006.

As a result of the above mentioned sales, we allocated $75,000 of goodwill to these restaurants and reduced goodwill by this amount in fiscal 2005. No allocation was required during fiscal 2006.

Effective December 1, 2006, our subsidiaries that lease each of Lutece, Tsunami and our Vivid location at The Venetian Resort Hotel Casino in Las Vegas, Nevada, have entered into an agreement to sell Lutece, Tsunami and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC for an aggregate of $14,000,000. Our Lutece location closed as of the close of business on December 3, 2006 and it is contemplated that our Tsunami location will close at the end of the calendar year. We do not anticipate a loss on the sale of these restaurants.

Critical Accounting Policies

Financial  Reporting  Release No. 60, published by the SEC,  recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical.
Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or cash flows for the periods presented in this report.

Below are listed certain policies that management believes are critical:

Use of Estimates

The preparation of financial statements requires the application of certain accounting policies, which may require us to make estimates and assumptions of future events. In the process of preparing its consolidated financial statements, we estimate the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying our financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances and actual results could differ from those estimates.

Long-Lived Assets

We annually assess any impairment in value of long-lived assets to be held and used. We evaluate the possibility of impairment by comparing anticipated undiscounted cash flows to the carrying amount of the related long-lived assets. If such cash flows are less than carrying value we then reduce the asset to its fair value. Fair value is generally calculated using discounted cash flows. Various factors such as sales growth and operating margins and proceeds from a sale are part of this analysis. Future results could differ from our projections with a resulting adjustment to income in such period.

Leases

We are obligated under various lease agreements for certain restaurants. We recognize rent expense on a straight-line basis over the expected lease term, including option periods as described below. Within the provisions of certain leases there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes option periods when it is deemed to be reasonably assured that we would incur an economic penalty for not exercising the option. Percentage rent expense is generally based upon sales levels and is expensed as incurred. Certain leases include both base rent and percentage rent. We record rent expense on these leases based upon reasonably assured sales levels. The consolidated financial statements reflect the same lease terms for amortizing leasehold improvements as were used in calculating straight-line rent expense for each restaurant. Our judgments may produce materially different amounts of amortization and rent expense than would be reported if different lease terms were used.

Deferred Income Tax Valuation Allowance

We provide such allowance due to uncertainty that some of the deferred tax amounts may not be realized. Certain items, such as state and local tax loss carry forwards, are dependent on future earnings or the availability of tax strategies. Future results could require an increase or decrease in the valuation allowance and a resulting adjustment to income in such period.

Accounting for Goodwill and Other Intangible Assets

During 2001, the FASB issued FAS 142, which requires that for us, effective September 28, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. FAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit (we is being treated as one reporting unit) with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, we obtain appraisals from independent valuation firms. In addition to the use of independent valuation firms, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy no impairment charges were recorded during the fiscal years ended 2006, 2005 and 2004.

Share-Based Compensation

Effective October 2, 2005 the Company adopted Statement of Financial Accounting Standards No. 123R, "SHARE-BASED PAYMENT" ("SFAS No. 123R"), and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 2, 2005, the Company applied Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for its stock option plans. Accordingly, prior to October 2, 2005, no compensation expense has been recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized during fiscal 2006 includes amortization related to the remaining unvested portion of stock awards granted prior to October 2, 2005. No options were granted during fiscal year 2006.

Recently Issued Accounting Standards

The Financial Accounting Standards Board has recently issued the following accounting pronouncement:

In June 2005 the Emerging Issues Task Force (EITF) issued EITF No. 04-5, INVESTOR'S ACCOUNTING FOR AN INVESTMENT IN A LIMITED PARTNERSHIP WHEN THE INVESTOR IS THE SOLE GENERAL PARTNER AND THE LIMITED PARTNERS HAVE CERTAIN RIGHTS ("EITF 04-5"). EITF 04-5 presumes that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. The Company is required to adopt the provisions of EITF 04-05 during fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of EITF 04-05 on its consolidated results of operations and financial position.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in this report immediately following Part IV.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Incorporated herein by this reference is the discussion under Item 4 of our Current Report on Form 8-K, filed on January 15, 2004, and Item 4 of our Current Report on Form 8-K/A, filed on January 16, 2004, reporting a change in certifying accountants. There were no disagreements related to that change in accountants.

ITEM 9A.

Controls and Procedures; Internal Control over Financial Reporting

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective as of September 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2006 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See PART I, ITEM 4. "Executive Officers of the Registrant." Other information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the "SEC") pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the "Proxy Statement"). Information relating to compliance with
Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

Code of Ethics.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide any person without charge, upon request, a copy of such code of ethics by mailing the request to us at 85 Fifth Avenue, New York, NY 10003, Attention: Robert Towers.

Audit Committee Financial Expert

Our Board of Directors has determined that Marcia Allen, Director, is our Audit Committee Financial Expert, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Ms. Allen is independent of management. Other information regarding the Audit Committee is incorporated by reference from the Proxy Statement.

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

                                     PART IV
                                     -------

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)        (1)     Financial Statements:                                                               Page
                                                                                                            ----

                        Reports of Independent Registered Public Accounting Firm                            F-1

                        Consolidated Balance Sheets --
                        at September 30, 2006 and  October 1, 2005                                          F-2

                        Consolidated Statements of Operations -- For each of the
                        three fiscal years ended September 30, 2006,  October 1,
                        2005 and October 2, 2004                                                            F-3

                        Consolidated Statements of Cash Flows -- For each of the
                        three fiscal years ended September 30, 2006,  October 1,
                        2005 and October 2, 2004                                                            F-4

                        Consolidated  Statements of Shareholders'  Equity -- For
                        each of the three fiscal years ended September 30, 2006,
                        October 1, 2005 and October 2, 2004                                                 F-5

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

               10.3     Ark  Restaurants   Corp.   Amended  Stock  Option  Plan,
                        incorporated by reference to Exhibit 10.3 to the 1994 10-K.

               10.4 Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

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

               10.9 Amendment dated August 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "2000 10-K").

              10.10 Amendment dated November 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.10 to the 2000 10-K.

              10.11 Amendment dated November 1, 2001 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001 (the "2001 10-K").

              10.12 Amendment dated December 20, 2001 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.11 of the 2001 10-K.

              10.13     Amendment  dated  as of  April  23,  2002 to the  Fourth
                        Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.13 of the Second Quarter 2002 Form 10-Q.

              10.14 Amendment dated as of January 22, 2002 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.14 of the First Quarter 2003 Form 10-Q.

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

                16 Letter from Deloitte & Touche LLP regarding change in certifying accountants, incorporated by reference from the exhibit included with our Current Report on Form 8-K filed with the SEC on January 15, 2004 and our Current Report on Form 8-K/A filed with the SEC on January 16, 2004.


               *21      Subsidiaries of the Registrant.


               *23      Consent of J.H. Cohn LLP.

              *31.1     Certification  of Chief  Executive  Officer  pursuant to
                        Section 302(a) of the Sarbanes-Oxley Act of 2002.

              *31.2     Certification  of Chief  Financial  Officer  pursuant to
                        Section 302(a) of the Sarbanes-Oxley Act of 2002.

               *32      Section 1350 Certification

     (b)     Reports    Report on Form 8-K dated December 22, 2005
               on
              Form      Report on Form 8-K/A dated January 12, 2006
               8-K
                        Report on Form 8-K dated February 14, 2006

                        Report on Form 8-K dated April 12, 2006

                        Report on Form 8-K dated May 16, 2006

                        Report on Form 8-K dated July 12, 2006

                        Report on Form 8-K dated August 15, 2006

                        Report on Form 8-K dated August 23, 2006

                        Report on Form 8-K dated October 10, 2006

                        Report on Form 8-K dated December 4, 2006

--------------

*        Filed herewith.

Report of Independent Registered Public Accounting Firm




To the Board of Directors and Shareholders of Ark Restaurants Corp.


We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries as of September 30, 2006 and October 1, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ark Restaurants Corp. and Subsidiaries as of September 30, 2006 and October 1, 2005, and their consolidated results of operations and cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.

/s/ J.H. Cohn LLP

Jericho, New York
December 22, 2006

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                       SEPTEMBER 30,      OCTOBER 1,
                                                                           2006             2005
                                                                       -------------      ----------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                $7,671           $ 5,723
 Accounts receivable                                                       2,587             2,370
 Related party receivables                                                 1,446               451
 Employee receivables                                                        394               294
 Current portion of long-term receivables                                    131               299
 Inventories                                                               1,675             1,615
 Prepaid expenses and other current assets                                   700             1,417
 Assets held for sale                                                      1,657                --
                                                                          ------           -------

       Total current assets                                               16,261            12,169
                                                                          ------           -------

LONG-TERM RECEIVABLES                                                      1,025             1,275
                                                                          ------           -------

FIXED ASSETS--At cost:
 Leasehold improvements                                                   34,807            31,252
 Furniture, fixtures and equipment                                        28,408            28,107
 Construction in progress                                                    159             1,782
                                                                          ------           -------

                                                                          63,374            61,141

 Less accumulated depreciation and amortization                           39,230            37,096
                                                                          ------           -------
FIXED ASSETS--Net                                                         24,144            24,045

INTANGIBLE ASSETS--Net                                                       100               198

GOODWILL                                                                   3,440             3,440

DEFERRED INCOME TAXES                                                      6,305             5,579

OTHER ASSETS                                                                 845               729
                                                                          ------           -------

TOTAL                                                                    $52,120           $47,435
                                                                         =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable--trade                                                  $2,193           $ 2,740
 Accrued expenses and other current liabilities                            4,218             4,756
 Accrued income taxes                                                      1,452             1,004
 Defered income taxes                                                         --               270
                                                                          ------           -------
       Total current liabilities                                           7,863             8,770

OPERATING LEASE DEFERRED CREDIT                                            4,203               878

OTHER LIABILITES                                                             301               374
                                                                          ------           -------

TOTAL LIABILITIES                                                         12,367            10,022
                                                                          ------           -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Common stock, par value $.01 per share--authorized, 10,000
  shares; issued 5,632 and 5,533 at September 30, 2006                        57                56
  and October 1, 2005, respectively
 Additional paid-in capital                                               20,403            18,437
 Retained earnings                                                        27,845            27,472
                                                                          ------           -------
                                                                          48,305            45,965

 Less stock option receivable                                               (166)             (166)
 Less treasury stock of 2,070 shares                                      (8,386)           (8,386)
                                                                          ------           -------
       Total shareholders' equity                                         39,753            37,413
                                                                         -------           -------
TOTAL                                                                    $52,120           $47,435
                                                                         =======           =======

See notes to consolidated financial statements.

 ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                YEARS ENDED
                                                                                ---------------------------------------------
                                                                                  SEPTEMBER 30,   OCTOBER 1,     OCTOBER 2,
                                                                                      2006          2005            2004
                                                                                  -------------   ----------     ----------
REVENUES:
 Food and beverage sales                                                           $ 113,546      $ 111,411      $ 111,529
 Other income                                                                          2,423          1,826            742
                                                                                   ---------      ---------      ---------

       Total revenues                                                                115,969        113,237        112,271
                                                                                   ---------      ---------      ---------

COST AND EXPENSES:
 Food and beverage cost of sales                                                      29,376         28,591         28,985
 Payroll expenses                                                                     37,418         35,550         35,363
 Occupancy expenses                                                                   16,683         16,095         15,458
 Other operating costs and expenses                                                   14,224         13,469         13,468
 General and administrative expenses                                                   7,231          7,318          6,499
 Depreciation and amortization                                                         3,321          3,104          3,051
                                                                                   ---------      ---------      ---------

       Total cost and expenses                                                       108,253        104,127        102,824
                                                                                   ---------      ---------      ---------

OPERATING INCOME                                                                       7,716          9,110          9,447
                                                                                   ---------      ---------      ---------

OTHER (INCOME) EXPENSE:
 Interest expense                                                                          8             25            190
 Interest income                                                                         (90)          (101)          (138)
 Other income                                                                           (713)          (672)          (594)
                                                                                   ---------      ---------      ---------

OTHER INCOME - NET                                                                      (795)          (748)          (542)
                                                                                   ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                                                    8,511          9,858          9,989

PROVISION FOR INCOME TAXES                                                             2,824          3,048          2,757
                                                                                   ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS                                                      5,687          6,810          7,232
                                                                                   ---------      ---------      ---------

DISCONTINUED OPERATIONS:
LOSS FROM OPERATIONS OF DISCONTINUED RESTAURANTS
(Includes net losses on disposal of $70 and $168 for the fiscal years ended
2006 and 2004, repsectively, and a net gain on disposal of $644 for the fiscal
year ended 2005)                                                                        (699)          (334)          (794)

BENEFIT FOR INCOME TAXES                                                                (232)          (103)          (219)
                                                                                   ---------      ---------      ---------

LOSS FROM DISCONTINUED OPERATIONS                                                       (467)          (231)          (575)
                                                                                   ---------      ---------      ---------

NET INCOME                                                                         $   5,220      $   6,579      $   6,657
                                                                                   =========      =========      =========

PER SHARE INFORMATION - BASIC AND DILUTED
Continuing operations basic                                                        $    1.64      $    1.98      $    2.19
Discontinued operations basic                                                      $   (0.14)     $   (0.06)     $   (0.18)
                                                                                   ---------      ---------      ---------
NET BASIC                                                                          $    1.50      $    1.92      $    2.01

                                                                                   =========      =========      =========
Continuing operations diluted                                                      $    1.60      $    1.92      $    2.10
Discontinued operations diluted                                                    $   (0.13)     $   (0.07)     $   (0.17)
                                                                                   ---------      ---------      ---------
NET DILUTED                                                                        $    1.47      $    1.85      $    1.93
                                                                                   =========      =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES--Basic                                               3,472          3,436          3,305
                                                                                   =========      =========      =========

WEIGHTED AVERAGE NUMBER OF SHARES--Diluted                                             3,548          3,555          3,444
                                                                                   =========      =========      =========

See notes to consolidated financial statements.

ARK RESTAURANT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                   YEARS ENDED
                                                                   ----------------------------------------------
                                                                      SEPTEMBER 30,  OCTOBER 1,    OCTOBER 2,
                                                                         2006          2005          2004
                                                                      -------------  ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                            $  5,220      $  6,579      $  6,657
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Deferred income taxes                                                  (401)          187          (144)
    Tax benefit on exercise of stock options                               (595)           --            --
    Stock-based compensation                                                748            --            --
    Depreciation and amortization                                         3,778         3,694         3,591
    Operating lease deferred credit                                          23           (21)           53
 Changes in operating assets and liabilities
    Accounts receivable                                                    (217)         (826)          113
    Related party receivables                                              (995)          176          (627)
    Employee receivables                                                   (100)           36           (75)
    Inventories                                                             (60)          116           133
    Prepaid expenses and other current assets                             1,019           198        (1,025)
    Other assets                                                           (116)           43           208
    Accounts payable - trade                                               (547)          510        (1,213)
    Accrued income taxes                                                    448          (583)        1,357
    Accrued expenses and other current liabilities                         (538)          (25)         (805)
    Cash received from landlord                                           3,000            --            --
                                                                       --------      --------      --------

        Net cash provided by continuing operating activities             10,667        10,084         8,223
        Net cash provided by (used in) discontinued
          operating activities                                             (157)         (163)        2,168
                                                                       --------      --------      --------
        Net cash provided by operating activities                        10,510         9,921        10,391
                                                                       --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to fixed assets                                            (5,352)       (4,252)       (1,529)
    Payments received on notes receivable                                   418           416           193
                                                                       --------      --------      --------

       Net cash used in continuing investing activities                  (4,934)       (3,836)       (1,336)
       Net cash used in discontinued
         investing activities                                                --          (400)           --
                                                                       --------      --------      --------
       Net cash used in investing activities                             (4,934)       (4,236)       (1,336)
                                                                       --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payment on long-term debt                                      --          (251)       (7,328)
    Dividends paid                                                       (4,847)       (4,801)           --
    Exercise of stock options                                               624           457         1,966
    Tax benefit on exercise of stock options                                595            --            --
    Payment received under stock option receivable                           --           198           291
    Purchase of treasury stock                                               --            --           (35)
                                                                       --------      --------      --------
       Net cash used in continuing financing activities                  (3,628)       (4,397)       (5,106)
       Net cash used in discontinued financing activities                    --            --            --
                                                                       --------      --------      --------
       Net cash used in financing activities                             (3,628)       (4,397)       (5,106)
                                                                       --------      --------      --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 1,948         1,288         3,949
CASH AND CASH EQUIVALENTS, Beginning of the year                          5,723         4,435           486
                                                                       --------      --------      --------
CASH AND CASH EQUIVALENTS, End of year                                 $  7,671      $  5,723      $  4,435
                                                                       ========      ========      ========
SUPPLEMENTAL INFORMATION:
 Cash paid during year for:
  Interest                                                             $      8      $     25      $    264
                                                                       ========      ========      ========
  Income taxes                                                         $  2,136      $  3,341      $  1,455
                                                                       ========      ========      ========

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2006, OCTOBER 1, 2005 AND OCTOBER 2, 2004
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                 COMMON STOCK      ADDITIONAL                           STOCK       TOTAL
                                              ------------------    PAID-IN   RETAINED    TREASURY      OPTION   SHAREHOLDERS'
                                              SHARES     AMOUNT     CAPITAL   EARNINGS      STOCK     RECEIVABLE    EQUITY
                                              -------  ---------  ----------  ----------  ---------  ------------  -----------
BALANCE--September 27, 2003                    5,249    $     52   $ 14,743   $ 19,037    $ (8,351)   $   (655)   $ 24,826

 Exercise of stock options                       213           2      1,964         --          --          --       1,966

 Tax benefit on exercise of stock options         --          --        495         --          --          --         495

 Purchase of treasury stock                       --          --         --         --         (35)         --         (35)

 Payment on stock options receivables             --          --         --         --          --         291         291

 Net income                                       --          --         --      6,657          --          --       6,657
                                               -----    --------   --------   --------    --------    --------    --------

BALANCE--October 2, 2004                       5,462          54     17,202     25,694      (8,386)       (364)     34,200

 Exercise of stock options                        71           2        455         --          --          --         457

 Tax benefit on exercise of stock options         --          --        780         --          --          --         780

 Payment on stock options receivables             --          --         --         --          --         198         198

 Payment of dividends - $1.40 per share                       --         --     (4,801)                             (4,801)

 Net income                                       --          --         --      6,579          --          --       6,579
                                               -----    --------   --------   --------    --------    --------    --------

BALANCE--October 1, 2005                       5,533          56     18,437     27,472      (8,386)       (166)     37,413

 Exercise of stock options                        99           1        623         --          --          --         624

 Tax benefit on exercise of stock options         --          --        595         --          --          --         595

 Stock-based compensation                         --          --        748         --          --          --         748

 Payment of dividends - $1.40 per share           --          --         --     (4,847)         --          --      (4,847)

 Net income                                       --          --         --      5,220          --          --       5,220
                                               -----    --------   --------   --------    --------    --------    --------

BALANCE--September 30, 2006                    5,632    $     57   $ 20,403   $ 27,845    $ (8,386)   $   (166)   $ 39,753
                                               =====    ========   ========   ========    ========    ========    ========

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, OCTOBER 1, 2005 AND OCTOBER 2, 2004
--------------------------------------------------------------------------------

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Ark Restaurants Corp. and subsidiaries (the "Company") owns and/or operates 23 restaurants and bars, 25 fast food concepts, catering operations and wholesale and retail bakeries. Seven restaurants are located in New York City, eight in Las Vegas, Nevada, four in Washington, D.C, two are located in Atlantic City, New Jersey, and two are located at the Foxwoods Resort Casino in Ledyard, Connecticut. The Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort and operation of the resort's room service, banquet facilities, employee dining room and nine food court concepts. Four restaurants and bars are within the Venetian Casino Resort as well as three food court concepts and one restaurant is within the Forum Shops at Caesar's Shopping Center. The Company manages five fast food facilities in Tampa, Florida and eight fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino owned by the Seminole Indian Tribe at these locations. The Company also manages two fast food restaurants at the Foxwoods Resort Casino in Ledyard, Connecticut.

      ACCOUNTING PERIOD--The Company's fiscal year ends on the Saturday nearest September 30. The fiscal year ended September 30, 2006 and October 1, 2005 included 52 weeks. The fiscal year ended October 2, 2004 included 53 weeks.

      SIGNIFICANT ESTIMATES--In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on long-term receivables, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and other matters.

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

      The Company maintains the majority of its cash and cash equivalents with high quality financial institutions. Deposits held with banks exceed insurance limits. These deposits may be redeemed upon demand and therefore bear minimal risk.

      ACCOUNTS RECEIVABLE--Accounts receivable is primarily composed of normal business receivables such as credit card receivables that are paid off in a short period of time.

      INVENTORIES--Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of food and beverages, merchandise for sale and other supplies.

      REVENUE RECOGNITION--The Company-owned restaurant sales are composed almost entirely of food and beverage sales. The Company records revenue at the time of the purchase of products by customers.

      Management fees, which are included in Revenues - Other Income, are related to the Company's managed restaurants and are based on either gross restaurant sales or cash flow. The company recognizes management fee income in the period sales are made or cash flow is generated.

      The Company offers customers the opportunity to purchase gift certificates. At the time of purchase by the customer, the Company records a gift certificate liability for the face value of the certificate purchased. The Company recognizes the revenue and reduces the gift certificate liability when the certificate is redeemed. The Company does not reduce its recorded liability for potential non-use of purchased gift cards.

      FIXED ASSETS--Leasehold improvements and furniture, fixtures and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to seven years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 30 years. For leases with renewal periods at the Company's option, if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives.

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

      For the years ended September 30, 2006, October 1, 2005 and October 2, 2004, no impairment charges were deemed necessary.

      INTANGIBLE ASSETS AND GOODWILL--As of September 29, 2002, the Company adopted the provisions of SFAS No. 142, ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS. This statement requires that for goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, the Company cease amortization. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit (the Company is being treated as one reporting unit) with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

      Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), a discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy no impairment charges were recorded during the fiscal years ended 2006, 2005 and 2004.

      Costs associated with acquiring leases and subleases, principally purchased leasehold rights, have been capitalized and are being amortized on the straight-line method based upon the initial terms of the applicable lease agreements, which range from 9 to 20 years.

      Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period, typically five years.

      Amortization expense for intangible assets not including goodwill was $29,000, $28,000 and $27,000 for the years ended September 30, 2006,
      October 1, 2005 and October 2, 2004, respectively.

      LEASES -- The Company is obligated under various lease agreements for certain restaurants. The Company recognizes rent expense on a straight-line basis over the expected lease term, including option periods as described below. Within the provisions of certain leases there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes option periods when it is deemed to be reasonably assured that the Company would incur an economic penalty for not exercising the option. Percentage rent expense is generally based upon sales levels and is expensed as incurred. Certain leases include both base rent and percentage rent. The Company records rent expense on these leases based upon reasonably assured sales levels. The consolidated financial statements reflect the same lease terms for amortizing leasehold improvements as were used in calculating straight-line rent expense for each restaurant. The judgments of the Company may produce materially different amounts of amortization and rent expense than would be reported if different lease terms were used.

      OPERATING LEASE DEFERRED CREDIT--Several of the Company's operating leases contain predetermined increases in the rentals payable during the term of such leases. For these leases, the aggregate rental expense over the lease term is recognized on a straight-line basis over the lease term. The excess of the expense charged to operations in any year and amounts payable under the leases during that year are recorded as deferred credits that reverse over the lease term.

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

      SHARE-BASED COMPENSATION--Effective October 2, 2005 the Company adopted Statement of Financial Accounting Standards No. 123R, "SHARE-BASED PAYMENT" ("SFAS 123R"), and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 2, 2005, the Company applied Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for its stock option plans. Accordingly, prior to October 2, 2005, no compensation expense has been recognized for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

      The Company adopted SFAS 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized during fiscal 2006 includes amortization related to the remaining unvested portion of stock awards granted prior to October 2, 2005. No options were granted during fiscal year 2006.

      Prior to the adoption of SFAS 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as an operating cash outflow and a financing cash inflow.

      The compensation cost charged to operations for the fiscal year ended September 30, 2006 for share-based compensation programs was $748,000, before a tax benefit of $256,000. The compensation cost recognized is classified as payroll expense in the consolidated statement of operations.

      In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" ("FAS 123R-3"). The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

      A summary of stock option activity is presented below:

                                                      WEIGHTED    WEIGHTED    WEIGHTED
                                                       AVERAGE     AVERAGE     AVERAGE     AGGREGATE
                                                      EXCERSIE      FAIR     CONTRACTUAL   INTRINSIC
OPTIONS                                 SHARES         PRICE       VALUE     TERM (YRS.)     VALUE
-------                                 ------         -----       -----     -----------     -----
Outstanding as October 1, 2005          301,000       $   21.32   $   5.97      8.23

Granted                                      --              --         --        --


Exercised                               (99,000)           6.30       2.05      0.21

Forfeited/Cancelled                          --             --          --        --
                                        -------

Outstanding at September 30, 2006       202,000       $   28.68   $   8.06      7.91        $167,000
                                        =======       =========   ========      ====        ========

Exercisable at September 30, 2006       105,000       $   27.82   $   7.99      7.62        $167,000
                                        =======       =========   ========      ====        ========


      Had the Company accounted for its share-based awards under the fair value method for the fiscal years ended October 1, 2005 and October 2, 2004 the impact on its financial statements would have been as follows:



                                                       YEARS ENDED
                                        ----------------------------------------
                                                OCTOBER 1,     OCTOBER 2,
                                                   2005           2004
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net income as reported                            $6,579         $6,657

Deduct share-based compensation expense
  computed under the fair value method               494             85
                                                  ------         ------

Net income - pro forma                            $6,085         $6,572
                                                  ======         ======

Net income per share as reported - basic          $ 1.92         $ 2.01
Net income per share as reported - diluted        $ 1.85         $ 1.93

Net income per share pro forma - basic            $ 1.77         $ 1.99
Net income per share pro forma - diluted          $ 1.71         $ 1.91


      As of September 30, 2006, there was approximately $163,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately one year.

      The Company, generally, issues new shares upon the exercise of employee stock options.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS-- In June 2005, the Emerging Issues Task Force ("EITF") issued EITF No. 04-5, INVESTOR'S ACCOUNTING FOR AN INVESTMENT IN A LIMITED PARTNERSHIP WHEN THE INVESTOR IS THE SOLE GENERAL PARTNER AND THE LIMITED PARTNERS HAVE CERTAIN RIGHTS ("EITF 04-5"). EITF 04-5 presumes that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. The Company is required to adopt the provisions of EITF 04-05 during fiscal years beginning after December 15, 2005. The Company is currently evaluating the impact of EITF 04-05 on its consolidated results of operations and financial position.

      In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

2.    RECENT RESTAURANT DISPOSITIONS

      In November 2000 the Company entered into a sale and leaseback agreement to refinance the purchase of various restaurant equipment at its food and beverage facilities at Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada. In 2002, the operations at the Aladdin were abandoned. During fiscal 2006 the Company made an unprovided for lump sum payment of $142,000 due under this lease which is included in discontinued operations for fiscal year 2005.

      In fiscal 2003, the Company determined that the restaurant, Lutece, located in New York City, had been impaired by the events of September 11th and the continued weakness in the economy. Based upon the sum of the future undiscounted cash flows related to long-lived fixed assets at Lutece, the Company determined that impairment had occurred. To estimate the fair value of such long-lived fixed assets, for determining the impairment amount, the Company used the expected present value of the future cash flows. The Company projected continuing negative operating cash flow for the foreseeable future with no value for subletting or assigning the lease for the premises. As a result, the Company determined that there was no value to the long-lived fixed assets of $667,000 comprised of leasehold improvements, furniture fixtures and equipment. The Company believed that these assets would have nominal value upon disposal and recorded an impairment charge of $667,000 during fiscal 2003. Due to continued weak sales, the Company closed Lutece during the second quarter of 2004. The Company recorded net operating losses of $27,000, $60,000 and $804,000 during the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively, which are included in losses from discontinued operations. In fiscal 2004, the Company also incurred a one-time charge of $470,000 related to pension plan contributions required in connection with the closing of Lutece which is payable monthly over a nine year period beginning May 17, 2004 and bears interest at a rate of 8% per annum.

      On December 1, 2003, the Company sold a restaurant, Lorelei, for approximately $850,000. The book value of inventory, fixed assets, intangible assets and goodwill related to this entity was approximately $625,000. The Company recorded a gain on the sale of approximately $225,000 during the first quarter of fiscal 2004 which, along with losses from operations of $145,000, are included in discontinued operations. There were no additional losses incurred related to this restaurant after fiscal 2004.

      The Company's restaurant, Ernie's, located on the upper west side of Manhattan opened in 1982. As a result of a steady decline in sales, the Company felt that a new concept was needed at this location and, accordingly, the restaurant was closed on June 16, 2003 and reopened in August 2003. Total conversion costs were approximately $350,000. Sales at the new restaurant, La Rambla, failed to reach the level sufficient to achieve the results the Company required. As a result, the Company sold this restaurant on

      January 1, 2004 and realized a gain of approximately $214,000. Net operating income of $5,000 and net operating losses of $12,000 and $230,000 are included in discontinued operations for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively.

      The Company's restaurant Jack Rose located on the west side of Manhattan had experienced weak sales for several years. In addition, this restaurant did not fit the Company's desired profile of being in a landmark destination location. As a result, the Company sold this restaurant on February 23, 2004. The Company realized a loss on the sale of this restaurant of $137,000 which was recorded during the second quarter of fiscal 2004. Net operating losses of $3,000, $19,000 and $148,000 are included in discontinued operations for the fiscal year ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively.

      The Company's restaurant, America, located in New York City had experienced declining sales for several years. In March 2004, the Company entered into a new lease for this restaurant at a significantly increased rent. This lease was entered into with the belief that due to the location and the uniqueness of the space the lease had value. On January 19, 2005, the Company signed a definitive agreement for the sale of this restaurant which closed on March 15, 2005. The Company realized a pre-tax gain of $644,000 on the sale of this restaurant. An operating loss of $12,000 and operating income of $47,000 are included in discontinued operations for the fiscal years ended September 30, 2006 and October 1, 2005, respectively.

      The Company's bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as "Vivid" on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility failed to reach the level sufficient to achieve the results the Company required. As of December 31, 2005, the Company classified the assets and liabilities of this facility as "held for sale" in accordance with Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("SFAS 144") based on the fact that the facility has met the criteria for such under SFAS 144. Based on the initial offers made on this facility, the Company does not anticipate a loss on the sale. Net operating losses of $486,000 are included in loss from discontinued operations for the fiscal year ended September 30, 2006.

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

      On July 6, 2006, the landlord for the Vico's Burrito's fast food facility at the Venetian Casino Resort notified the Company that they were exercising their option to terminate the lease in exchange for the landlord providing the Company with the unamortized portion of the non-removable improvements located in the facility. On August 10, 2006, the Company entered into a letter agreement pursuant to which the landlord agreed to pay $200,000 for the unamortized portion of the non-removable improvements located in the facility. The Company realized a loss on the closure of this restaurant of $70,000 which is included in discontinued operations. Operating income of $35,000 is included in discontinued operations for the fiscal year ended September 30, 2006.

      In accordance with SFAS 144, all prior years included in the accompanying consolidated statements of operations and cash flows have been reclassified to separately show the results of operations and cash flows of these discontinued operations. Total revenues of these discontinued operations were $1,159,000, $4,010,000 and $9,821,000 in fiscal 2006, 2005 and 2004, respectively.

      As a result of the above mentioned sales, the Company allocated $75,000 of goodwill to these restaurants and reduced goodwill by this amount in fiscal 2005. No allocation was required during fiscal 2006.

3.    LONG-TERM RECEIVABLES

      Long-term receivables consist of the following:

                                                                SEPTEMBER 30,  OCTOBER 1,
                                                                    2006         2005
                                                                     (IN THOUSANDS)
Note receivable collateralized by fixed assets and lease at a restaurant sold by the Company, at 8% interest; due in
 monthly installments through December 2006 (a)                    $   23      $  111

Note receivable collateralized by fixed assets and lease at a restaurant sold by the Company, at 7.5% interest; due in
 monthly installm ents through December 2008 (b)                      558         788

Note receivable collateralized by fixed assets and lease at a restaurant sold by the Company, at 6% interest, due in
 monthly installm ents through June 2011 (c)                          575         675
                                                                   ------      ------

                                                                    1,156       1,574

Less current portion                                                  131         299
                                                                   ------      ------

                                                                   $1,025      $1,275
                                                                   ======      ======


      (a) In December 1996, the Company sold a restaurant for $900,000. Cash of $50,000 was received on sale and the balance is due in installments through December 2006.

      (b) In October 1997, the Company sold a restaurant for $1,750,000, of which $200,000 was paid in cash and the balance is due in monthly installments under the terms of two notes bearing interest at 7.5%. One note, with an initial principal balance of $400,000, was paid in 24 monthly installments of $19,000 through April 2000. The second note, with an initial principal balance of $1,150,000, is being paid in 104 monthly installments of principal and interest totaling $15,000 commencing May 2000 and ending December 2008. At December 2008, the then outstanding balance of $519,000 matures. In connection with this note, the buyer has prepaid $240,000 as of September 30, 2006. Such prepayment has been offset against future maturities.


      (c) In March 2005, the Company sold a restaurant for $1,300,000. Cash of $600,000 was included on the sale. Of the $600,000 cash, $200,000 was paid to the Company as a fee to manage the restaurant for four months prior to closure and the balance was paid directly to the landlord. The remaining $700,000 was received in the form of a note payable in installments through June 2011. The Company recognized a gain of $644,000 during the year ended October 1, 2005 in connection with this sale.

      The carrying value of the Company's long-term receivables approximates their current aggregate fair value.

4.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                 SEPTEMBER 30,     OCTOBER 1,
                                                     2006             2005
                                                          (IN THOUSANDS)
Purchased leasehold rights (a)                     $   490         $    611
Noncompete agreements and other                        483              600
                                                   -------         --------

                                                       973            1,211

Less accumulated amortization                          873            1,013
                                                   -------         --------

           Total intangible assets                 $   100         $    198
                                                   =======         ========



      (a) Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

5.    OTHER ASSETS

      Other assets consist of the following:

                                                       SEPTEMBER 30,  OCTOBER 1,
                                                           2006         2005
                                                            (IN THOUSANDS)

Deposits and other                                     $    465      $    350
Landlord receivable (a)                                     380           379
                                                       --------      --------

                                                       $    845      $    729
                                                       ========      ========


      (a) This balance represents certain costs paid by the Company on behalf of a landlord, which under an agreement with the landlord will be used as a future offset to contingent rent payments for certain Las Vegas restaurants.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities consist of the following:

                                                     SEPTEMBER 30,    OCTOBER 1,
                                                         2006            2005
                                                            (IN THOUSANDS)
Sales tax payable                                     $      696      $     763
Accrued wages and payroll related costs                    1,094          1,756
Customer advance deposits                                  1,120            986
Accrued and other liabilities                              1,308          1,134
Abandonment accrual (a)                                       --            117
                                                      ----------      ---------

                                                      $    4,218      $   4,756
                                                      ==========      =========

      (a) During the year ended September 29, 2001, the Company recorded the entire amount payable under an operating lease for restaurant equipment for the Aladdin operations as a liability of $1,600,000 based on their anticipated abandonment. During the year ended September 28, 2002, the operations at the Aladdin were abandoned. See Note 2.



7.    COMMITMENTS AND CONTINGENCIES

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

      As of September 30, 2006, future minimum lease payments under noncancelable leases are as follows:

                                                                   AMOUNT
      FISCAL YEAR                                              (IN THOUSANDS)

      2007                                                        $ 7,187
      2008                                                          6,487
      2009                                                          6,038
      2010                                                          5,797
      2011                                                          5,880
      Thereafter                                                   26,697
                                                                  -------

      Total minimum payments                                      $58,086
                                                                  =======

      In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $466,000 as security deposits under such leases.

      Rent expense was $12,299,000, $11,978,000 and $12,104,000 during the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively. Contingent rentals, included in rent expense, were $4,392,000, $4,160,000 and $4,153,000 for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively.

      In August 2004, the Company entered into a lease agreement to operate a Gallagher's Steakhouse and separate bar, Luna Lounge, at the Resorts International Hotel and Casino in Atlantic City, New Jersey. In connection with this lease the landlord contributed $3,000,000 towards the construction of these facilities. The Company received the $3,000,000 during the fiscal year ended September 30, 2006. As a result of cost overruns the landlord provided the Company with a rent credit which totaled $500,000. These amounts are included in the Operating Lease Deferred Credit Liability as of September 30, 2006.

      In July 2006, the Company entered into an agreement to lease The Grill at Two Trees in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino, in Ledyard, Connecticut. This restaurant opened in December 2006.

      In September 2006, the Company entered into an agreement to lease a to be named Mexican restaurant at the to be developed Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada. Lease payments do not commence until construction of this restaurant is completed. This restaurant is expected to open during the second fiscal quarter of 2007.

      The future minimum lease payments from the above noted leases are included in the above schedule.


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

8.    COMMON STOCK REPURCHASE PLAN

      In August 2006, the Company authorized the repurchase of up to $4,000,000 of the Company's outstanding common stock which may be acquired in open market purchases over the twelve months following the date of the authorization. For the fiscal year ended September 30, 2006, there were no repurchases of common stock.

9.    STOCK OPTIONS

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

      Additional information as of the end of each respective fiscal year is as follows:

                                                    2006                         2005                        2004
                                        ----------------------------  --------------------------  ----------------------------
                                                           WEIGHTED                    WEIGHTED                    WEIGHTED
                                                           AVERAGE                     AVERAGE                     AVERAGE
                                                           EXERCISE                    EXERCISE                    EXERCISE
                                            SHARES          PRICE       SHARES          PRICE       SHARES          PRICE
                                            ------          -----       ------          -----       ------          -----
Outstanding, beginning of year              301,000         $ 6.30      178,000         $ 7.91      392,500        $  7.91

Options:
 Granted                                         --                     194,000          29.60           --
 Exercised                                  (99,000)          6.30      (71,000)          6.47     (212,500)          9.18
 Canceled or expired                             --                          --                      (2,000)         10.00
                                           --------                    --------                    --------

Outstanding, end of year (a)                202,000          28.68      301,000          21.32      178,000           7.91
                                           ========                    ========                    ========

Exercise price, outstanding options      $6.30 - 29.60               $6.30 - 29.60                $6.30 - 7.50

Weighted average years                         7.91                    6.38 Years                  2.14 Years

Shares available for future grant (b)       256,000                     256,000                     450,000
Options exercisable (a)                     105,000          27.82      107,000           6.30       60,500           6.30
Fair value of options granted                    --                     194,000           8.13          --

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

10.   MANAGEMENT FEE INCOME

      As of September 30, 2006, the Company provides management services to two fast food courts and three restaurants it does not own. In accordance with the contractual arrangements, the Company earns management fees based on gross sales or cash flow as defined by the agreements. Management fee income relating to these services was $1,980,000, $1,568,000 and $386,000 for the years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively. Such amount for the year ended September 30, 2006 included $932,000 for management fees and $1,048,000 for profit distributions. Such amount for the year ended October 1, 2005 included $851,000 for management fees and $717,000 for profit distributions. For the year ended October 2, 2004 the entire amount of $386,000 was for management fees.

      Receivables from managed restaurants, classified as Related Party receivable in the accompanying Consolidated Balance Sheet, were $1,446,000 and $451,000 at September 30, 2006 and October 1, 2005, respectively. Such amount for the year ended September 30, 2006 included $161,000 for management fees, $250,000 for profit distributions and $1,035,000 for expense advances. Such amount at October 1, 2005 included $133,000 for management fees and $318,000 for expense advances.

      Managed restaurants had sales of $16,377,000, $12,105,000 and $9,566,000 during the management periods within the years ended September 30, 2006, October 1, 2005 and October 2, 2004, respectively, which are not included in consolidated net sales of the Company.

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

      The provision (benefit) for income taxes attributable to continuing and discontinued operations consists of the following:

                                                        YEARS ENDED
                                            ------------------------------------
                                            SEPTEMBER 30, OCTOBER 1,  OCTOBER 2,
                                                2006        2005        2004
                                                       (IN THOUSANDS)
Current provision:
 Federal                                      $  2,985    $  2,189   $  2,168
 State and local                                   603         569        514
                                              --------    --------   --------

                                                 3,588       2,758      2,682
                                              --------    --------   --------

Deferred provision (benefit):
 Federal                                          (967)        413        259
 State and local                                   (29)       (226)      (403)
                                              --------    --------   --------

                                                  (996)        187       (144)
                                              --------    --------   --------

                                              $  2,592    $  2,945   $  2,538
                                              ========    ========   ========

      The provision for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:

                                                                    YEARS ENDED
                                                     ----------------------------------------
                                                     SEPTEMBER 30,    OCTOBER 1,   OCTOBER 2,
                                                         2006           2005          2004
                                                                   (IN THOUSANDS)
Provision for Federal
 income taxes (34%)                                    $  2,656       $  3,238      $  3,126

State and local income taxes net of Federal
 tax benefit                                                502            309           334

Tax credits                                                (484)          (514)         (591)

State and local net operating loss carryforward
  allowance adjustment                                     (134)          (125)         (395)

Other                                                        52             37            64
                                                       --------       --------      --------

                                                       $  2,592       $  2,945      $  2,538
                                                       ========       ========      ========

      Deferred tax assets or liabilities are established for: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company's net deferred tax asset are as follows:

                                                    SEPTEMBER 30,   OCTOBER 1,
                                                        2006           2005
                                                          (IN THOUSANDS)
Current deferred tax assets (liabilities):
 Inventory                                            $    --        $  (270)
                                                      -------        -------

Total current net deferred tax assets                      --           (270)
                                                      -------        -------

Long-term deferred tax assets (liabilities):
 Operating loss carryforwards                           2,513          2,153
 Operating lease deferred credits                       1,407            320
 Carryforward tax credits                               2,574          4,570
 Depreciation and amortization                             53           (973)
 Deferred gains                                          (416)          (260)
 Valuation allowance                                     (224)          (358)
 Deferred compensation                                    284             --
 Pension withdrawal liability                             114            127
                                                      -------        -------

Total long-term net deferred tax assets                 6,305          5,579
                                                      -------        -------

Total net deferred tax assets                         $ 6,305        $ 5,309
                                                      =======        =======

      A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $224,000 at September 30, 2006 and $358,000 at October 1, 2005. The Company decreased its allowance for the utilization of the deferred tax asset arising from state and local operating loss carryforwards by $134,000 and $125,000 for the years ended September 30, 2006 and October 1, 2005, respectively, based on the merger of certain unprofitable subsidiaries into profitable ones. The Company has state operating loss carryforwards of $19,726,000, which expire in the years 2007 through 2020.

      During the fiscal year ended September 30, 2006, the Company agreed to a settlement with the Internal Revenue Service which covered fiscal years ended October 2, 1999 through October 2, 2004. The final adjustments primarily related to the timing of deductions made during the fiscal year ended September 28, 2003 relating to the abandonment of the Company's restaurant and food court operations at Desert Passage which adjoins the Aladdin Casino Resort in Las Vegas, Nevada. This settlement did not have a material effect on the Company's consolidated financial condition.

12.   OTHER INCOME

      Other income consists of the following:

                                                    YEARS ENDED
                                       ----------------------------------------
                                       SEPTEMBER 30,  OCTOBER 1,    OCTOBER 2,
                                           2006         2005          2004
                                                   (IN THOUSANDS)
Purchasing service fees                  $     60     $     41     $      61
Other                                         653          631           533
                                         --------     --------     ---------

                                         $    713     $    672     $     594
                                         ========     ========     =========


13.   INCOME PER SHARE OF COMMON STOCK

      A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended September 30, 2006, October 1, 2005 and October 2, 2004 follows:

                                                                       NET
                                      INCOME         SHARES         PER-SHARE
                                    (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                    -----------   -------------      ------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Year ended September 30, 2006:

 Basic EPS                            $5,220          3,472         $   1.50
 Stock options                            --             76            (0.03)
                                      ------          -----         --------

 Diluted EPS                          $5,220          3,548         $   1.47
                                      ======          =====         ========

Year ended October 1, 2005:

 Basic EPS                            $6,579          3,436         $   1.92
 Stock options                            --            119            (0.07)
                                      ------          -----         --------

 Diluted EPS                          $6,579          3,555         $   1.85
                                      ======          =====         ========

Year ended October 2, 2004:

 Basic EPS                            $6,657          3,305         $   2.01
 Stock options                            --            139            (0.08)
                                      ------          -----         --------

 Diluted EPS                          $6,657          3,444         $   1.93
                                      ======          =====         ========


      For the year ended September 30, 2006, stock options for 194,000 shares were not included in the computation of diluted EPS because to do so would have been antidilutive. For the fiscal years ended October 1, 2005 and October 2, 2004 all outstanding stock options were included in the computation of diluted EPS.

14.   QUARTERLY INFORMATION (UNAUDITED)

      The following tables set forth certain unaudited results of operations for each quarter during 2006 and 2005. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted earnings
      (loss) per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings (loss) per share may not agree to the total for the year (in thousands, except per share data).

                                             FISCAL QUARTERS ENDED
                                 -----------------------------------------------
                                 DECEMBER 31,  APRIL 1,    JULY 1  SEPTEMBER 30,
                                    2005        2006        2006       2006
                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2006

Revenues                           $27,247     $25,468     $32,606    $30,648
                                   =======     =======     =======    =======

Income from continuing operations $ 1,192 $ 14 $ 2,656 $ 1,825 Income (loss) from discontinued
operations                            (276)       (165)       (168)       142
                                   -------     -------     -------    -------
 Net income (loss)                 $   916     $  (151)    $ 2,488    $ 1,967
                                   =======     =======     =======    =======

Per share information - basic
and diluted:

Continuing operations basic        $  0.34     $  0.00     $  0.77    $  0.53
Discontinued operations basic        (0.08)      (0.04)      (0.05)      0.03
                                   -------     -------     -------    -------
 Net basic                         $  0.26     $ (0.04)    $  0.72    $  0.56
                                   =======     =======     =======    =======

Continuing operations diluted
                                   $  0.34     $  0.00     $  0.75    $  0.51
Discontinued operations diluted      (0.08)      (0.04)      (0.05)      0.04
                                   -------     -------     -------    -------
 Net diluted                       $  0.26     $ (0.04)    $  0.70    $  0.55
                                   =======     =======     =======    =======

                                             FISCAL QUARTERS ENDED
                                  ---------------------------------------------
                                  JANUARY 1,   APRIL 2,    JULY 2,   OCTOBER 1,
                                    2005         2005       2005       2005
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2005

Revenues                           $26,516     $23,995     $32,206    $30,520
                                   =======     =======     =======    =======

Income from continuing operations  $ 1,301     $   291     $ 3,013    $ 2,205
Income (loss) from discontinued
operations                            (117)        263        (191)      (186)
                                   -------     -------     -------    -------
 Net income (loss)                 $ 1,184     $   554     $ 2,822    $ 2,019
                                   =======     =======     =======    =======

Per share information - basic and
diluted:

Continuing operations basic
                                   $  0.38     $  0.08     $  0.87    $  0.64
Discontinued operations basic        (0.03)       0.08       (0.05)     (0.06)
                                   -------     -------     -------    -------
 Net basic                         $  0.35     $  0.16     $  0.82    $  0.58

Continuing operations diluted      $  0.37     $  0.08     $  0.85    $  0.62
Discontinued operations diluted      (0.03)       0.07       (0.05)     (0.05)
                                   -------     -------     -------    -------
 Net diluted                       $  0.34     $  0.15     $  0.80    $  0.57
                                   =======     =======     =======    =======



15.   STOCK OPTION RECEIVABLES

      Stock option receivables include amounts due from officers and directors totaling $166,000 at September 30, 2006 and October 1, 2005. Such amounts which are due from the exercise of stock options in accordance with the Company's Stock Option Plan are payable on demand with interest (8.25% at September 30, 2006 and 6.75% at October 1, 2005).

16.   RELATED PARTY TRANSACTIONS

      Receivables due from officers and directors, excluding stock option receivables, totaled $37,000 at September 30, 2006 and October 1, 2005. Other employee loans totaled $357,000 at September 30, 2006 compared to $257,000 at October1, 2005. Such loans bear interest at the minimum statutory rate (4.96% at September 30, 2006 and 3.83% at October 1, 2005).

17.   SUBSEQUENT EVENTS

      The Company entered into an agreement to purchase the restaurant known as Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts. The agreement to purchase the Durgin Park facility provides that the Company cannot take possession of the restaurant until it obtains a liquor license for the facility.

      On October 10, 2006, the Company declared its regular quarterly dividend of $.35 per share on the Company's outstanding common stock payable November 1, 2006 to shareholders of record at the close of business October 20, 2006. On November 1, 2006, the Company paid dividends of $1,246,000.

      Effective December 1, 2006, Las Vegas Asia Corp. and Las Vegas Lutece Corp., the wholly-owned subsidiaries of the Company which lease the Company's Tsunami and Lutece locations at The Venetian Resort Hotel Casino in Las Vegas, Nevada, respectively, sold the Lutece and Tsunami locations, and a portion of the Company's Vivid location used by the Lutece location as a prep kitchen, for an aggregate of $14,000,000 to Venetian Casino Resort, LLC.

      On December 20, 2006, the Company declared a special dividend of $3.00 per share on the Company's common stock to be paid on February 1, 2007 to shareholders of record at the close of business on January 24, 2007.


                                     ******

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ARK RESTAURANTS CORP.


                                  By:  /s/Michael Weinstein
                                       -----------------------------------------
                                       Michael Weinstein
                                       President and Chief Executive Officer
Date:  December 29, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                                 Date
---------                              -----                                 ----

/s/Michael Weinstein                   Chairman of the Board, President,     December 29, 2006
--------------------------------       and Chief Executive Officer
(Michael Weinstein)

/s/Vincent Pascal                      Senior Vice President                 December 29, 2006
--------------------------------       and Director
(Vincent Pascal)

/s/Robert Towers                       Executive Vice President,             December 29, 2006
--------------------------------       Treasurer, Chief Operating
(Robert Towers)                        Officer and Director

/s/Robert Stewart                      Chief Financial Officer               December 29, 2006
--------------------------------
(Robert Stewart)

/s/Marcia Allen                        Director                              December 29, 2006
--------------------------------
(Marcia Allen)

/s/Steven Shulman                      Director                              December 29, 2006
--------------------------------
(Steven Shulman)

/s/Paul Gordon                         Senior Vice President                 December 29, 2006
--------------------------------       and Director
(Paul Gordon)

/s/Bruce R. Lewin                      Director                              December 29, 2006
(Bruce R. Lewin)

/s/Arthur Stainman                     Director                              December 29, 2006
--------------------------------
(Arthur Stainman)

/s/Edward Lowenthal                    Director                              December 29, 2006
--------------------------------
(Edward Lowenthal)

/s/ Stephen Novick                     Director                              December 29, 2006
--------------------------------
(Stephen Novick)

/s/ Robert Thomas Zankel               Director                              December 29, 2006
--------------------------------
(Robert Thomas Zankel)

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

        10.3 Ark Restaurants Corp. Amended Stock Option Plan, incorporated by reference to Exhibit 10.3 to the 1994 10-K.

        10.4 Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

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

        10.9 Amendment dated August 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to
                  Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the "2000 10-K").

        10.10 Amendment dated November 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to
                  Exhibit 10.10 to the 2000 10-K.

        10.11 Amendment dated November 1, 2001 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to
                  Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001 (the "2001 10-K").

        10.12 Amendment dated December 20, 2001 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to
                  Exhibit 10.11 of the 2001 10-K.

        10.13 Amendment dated as of April 23, 2002 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to
                  Exhibit  10.13 of the Second  Quarter  2002 Form  10-Q.

        10.14 Amendment dated as of January 22, 2002 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to
                  Exhibit 10.14 of the First Quarter 2003 Form 10-Q.

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

          16 Letter from Deloitte & Touche LLP regarding change in certifying accountants, incorporated by reference from the exhibit included with our Current Report on Form 8-K filed with the SEC on January 15, 2004 and our Current Report on Form 8-K/A filed with the SEC on January 16, 2004.


         *21      Subsidiaries of the Registrant.


         *23      Consent of J.H. Cohn LLP.

        *31.1 Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

        *31.2 Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

         *32      Section 1350 Certification.


           *      Filed herewith.