Form 10-Q
period 2006-12-30
ARK RESTAURANTS CORP
filed 2007-02-13
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

Commission file number 0-14030

ARK RESTAURANTS CORP.
(Exact name of registrant as specified in its charter)

New York		13-3156768
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

85 Fifth Avenue, New York, New York		10003
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code:	(212) 206-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X      No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated filer _____	Non-accelerated filer __X___

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes_____ No __X___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at January 24, 2007

(Common stock, $.01 par value)	3,581,799

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

               We may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements, other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

               Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “hopes,” “will continue” or similar expressions identify forward looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing restaurants, labor costs for our personnel, fluctuations in the cost of food products, adverse weather conditions, changes in consumer preferences and the level of competition from existing or new competitors.

               We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 as updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

               From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements in this Quarterly Report on Form 10-Q, our reports on Forms 10-K and 8-K, our Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

               We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Schedule 14A.

                Unless the context requires otherwise, references to “we,” “us,” “our,” “ARKR” and the “Company” refer specifically to Ark Restaurants Corp. and its subsidiaries and predecessor entities.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars and shares in Thousands)

	December 30,	September 30,
	2006	2006
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,377	$7,671
Short-term investments	11,806	-
Accounts receivable	3,325	2,587
Related party receivables	1,295	1,446
Employee receivables	369	394
Current portion of long-term receivables	96	131
Inventories	1,573	1,675
Prepaid expenses and other current assets	1,005	700
Assets held for sale	1,120	1,657
Total current assets	27,966	16,261
LONG-TERM RECEIVABLES	952	1,025
FIXED ASSETS - At cost:
Leasehold improvements	27,459	34,807
Furniture, fixtures and equipment	24,565	28,408
Construction in progress	445	159
	52,469	63,374
Less accumulated depreciation and amortization	33,917	39,230
FIXED ASSETS-Net	18,552	24,144
INTANGIBLE ASSETS-Net	96	100
GOODWILL	3,341	3,440
DEFERRED INCOME TAXES	6,305	6,305
LONG-TERM INVESTMENTS	1,379	-
OTHER ASSETS	420	845
TOTAL	$59,011	$52,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,227	$2,193
Dividends payable	11,999	-
Accrued expenses and other current
liabilities	3,416	4,218
Accrued income taxes	3,572	1,452
Total current liabilities	21,214	7,863
OPERATING LEASE DEFERRED CREDIT	4,040	4,203
OTHER LIABILITIES	283	301
TOTAL LIABILITIES	25,537	12,367
LIMITED PARTNER NON-CONTROLLING INTEREST	2	-

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share -
authorized, 10,000 shares; issued, 5,640 and	57	57
5,632 shares, respectively
Additional paid-in capital	20,697	20,403
Accumulated other comprehensive income	23	-
Retained earnings	21,247	27,845
	42,024	48,305
Less stock option receivable	(166)	(166)
Less treasury stock of 2,070 shares	(8,386)	(8,386)
Total shareholders’ equity	33,472	39,753
TOTAL	$59,011	$52,120

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except per share amounts)

	13 Weeks Ended

	December 30,	December 31,
	2006	2005

TOTAL REVENUES	$28,202	$25,963

COST AND EXPENSES:

Food and beverage cost of sales	7,032	6,349
Payroll expenses	8,898	8,338
Occupancy expenses	3,992	4,081
Other operating costs and expenses	3,238	3,161
General and administrative expenses	1,983	1,722
Depreciation and amortization	638	566

Total costs and expenses	25,781	24,217

OPERATING INCOME	2,421	1,746

OTHER INCOME:
Interest income	110	25
Other income	243	210
Total other income	353	235
Income from continuing operations before provision for
income taxes and limited partner interest in variable
interest entity	2,774	1,981
Provision for income taxes	929	674
Limited partner non-controlling interest in income	(23)	-

Income from continuing operations	1,822	1,307

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued restaurants
(Includes net gain on disposal of $7,814 for the 13 week
period ended December 30, 2006)	7,156	(593)

Provision (benefit) for income taxes	2,398	(202)

Income (loss) from discontinued operations	4,758	(391)

Income (loss) before cumulative effect of change in
accounting principle	6,580	916

Cumulative effect of change in accounting principle	10	-

NET INCOME	$6,590	$916

PER SHARE INFORMATION - BASIC AND DILUTED:
Income from continuing operations	$.51	$.37
Discontinued operations	$1.33	$(.11)
Cumulative effect of change in accounting principle	$.00	$.00
Basic	$1.84	$.26

Income from continuing operations	$.51	$.37
Discontinued operations	$1.33	$(.11)
Cumulative effect of change in accounting principle	$.00	$.00

Diluted	$1.84	$.26

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC	3,571	3,462

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED	3,576	3,546

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

	13 Weeks Ended
	December 30,	December 31,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$6,590	$916
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	-	(81)
Cumulative effect of change in accounting principle	(10)	-
Stock-based compensation	174	187
Depreciation and amortization	638	566
Gain on disposal of discontinued operation	(7,814)	-
Impairment loss on assets held for sale of discontinued operations	537	-
Limited partner interest in income of consolidated variable interest entity	23	-
Operating lease deferred credit	(70)	(12)
Changes in operating assets and liabilities:
Accounts receivable	(738)	(157)
Related party receivables	151	-
Employee receivables	25	(27)
Inventories	(133)	(153)
Prepaid expenses and other current assets	(305)	881
Other assets	44	(10)
Accounts payable - trade	34	(793)
Accrued income taxes	2,120	(486)
Accrued expenses and other current liabilities	(802)	(1,169)
Cash received from landlord	-	1,233
Net cash provided by continuing operating activities	464	895
Net cash provided by discontinued operating activities	32	346
Net cash provided by operating activities	496	1,241
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(606)	(2,474)
Proceeds from sale of discontinued operation	14,000	-
Purchases of investment securities	(13,162)	-
Payments received on long-term receivables	108	103
Net cash used in continuing investing activities	(340)	(2,371)
Net cash used in discontinued investing activities	-	-
Net cash used in investing activities	(340)	(2,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit on exercise of stock options	70	-
Dividends paid	(1,189)	(1,212)
Exercise of stock options	50	-
Distributions to limited partners of consolidated variable interest entity	(61)	-
Net cash used in continuing financing activities	(1,130)	(1,212)
Net cash used in financing activities	(1,130)	(1,212)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(294)	(2,342)
CASH AND CASH EQUIVALENTS, Beginning of period	7,671	5,723
CASH AND EQUIVALENTS, End of period	$7,377	$3,381
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,179	$1,038

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 30, 2006
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                PRINCIPLES OF CONSOLIDATION – The consolidated interim financial statements include the accounts of the Company and all of its partnerships and other entities in which it has a controlling interest. Also included in the consolidated financial statements are certain variable interest entities, as discussed below. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2006. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year. The September 30, 2006 balance sheet has been derived from the Company’s audited financial statements included in the Company’s annual report on Form 10-K for the year ended September 30, 2006.

                RECLASSIFCATIONS – Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

               CONSOLIDATION OF PARTNERSHIP INTEREST— In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-5 presumes that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. EITF 04-5 is effective for the Company’s quarter ended December 30, 2006 and accordingly management has made an assessment of the limited partnership or similar entities that the Company provides management services to where it is also the general partner in the entity that owns the property.

               Effective October 1, 2006 the Company determined that one of its managed restaurants, El Rio Grande (“Rio”), should be presented on a consolidated basis in accordance with EITF 04-5. As a result of consolidating the assets and liabilities of the limited partnership that owns Rio, at December 30, 3006 the Company recorded a cumulative effect of change in accounting principle of $10,000 which is included in the accompanying consolidated condensed statement of operations. The cumulative effect of the change in accounting principle primarily relates to the Company’s recording of its share of undistributed retained earnings as of October 1, 2006.

               CASH AND CASH EQUIVALENTS — Cash and cash equivalents, which primarily consist of money market funds, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. Outstanding checks in excess of account balances, typically vendor payments, payroll and other contractual obligations disbursed on or near the last day of a reporting period are reported as a current liability in the accompanying consolidated balance sheets.

               INVESTMENTS — Investments include available-for-sale securities consisting of US Treasury Bills, commercial paper, government bonds, corporate bonds and other fixed income securities, all of which have a high degree of liquidity and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

               RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

2. RECENT RESTAURANT DISPOSITIONS

               The Company entered into a sale and leaseback agreement with GE Capital in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada. In 2002, the operations at the Aladdin were abandoned. The lease matured in November 2005 and, in connection therewith, the Company made an unprovided for lump sum payment of $142,000 due under this lease. This lump sum payment is included in discontinued operations during the first quarter of fiscal 2006.

               The Company’s bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed and re-opened as “Vivid” on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility failed to reach the level sufficient to achieve the results the Company required. As of December 31, 2005, the Company classified the assets and liabilities of this bar/nightclub facility as “held for sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) based on the fact that the facility has met the criteria under SFAS No. 144. Based on the offers made for this facility, the Company recorded an impairment charge of $537,000 during the fiscal quarter ended December 30, 2006. The Company recorded an operating loss of $106,000 and $250,000, respectively, during the 13-week periods ended December 30, 2006 and December 31, 2005. The impairment charge and operating losses are included in discontinued operations.

               Effective August 22, 2004, the Company’s lease for The Saloon at the Neonopolis Center at Fremont Street in Las Vegas was converted into a management agreement whereby the Company received a management fee of $7,000 per month regardless of the results of operations of this restaurant. In June 2006, the owner of the Neonopolis Center at Fremont Street sold the building to a new entity who, on June 25, 2006, exercised its option to terminate the management agreement upon thirty days written notice to the Company.

               On July 6, 2006, the landlord for the Vico’s Burrito’s fast food facility at the Venetian Casino Resort, General Growth Properties, notified the Company that they were exercising their option to terminate the lease in exchange for the landlord providing the Company with the unamortized portion of the non-removable improvements located in the facility. On August 10, 2006, the Company and the landlord entered into a letter agreement pursuant to which the landlord agreed to pay the Company $200,000 for the unamortized portion of the non-removable improvements located in the facility. Such payment was subsequently received by the Company.

               The Company was approached by the Venetian Casino Resort who indicated that, due to the expansion of the Grand Canal Shoppes, the Company’s Lutece and Tsunami locations, as well as a portion of the Company’s Vivid location, in the Grand Canal Shoppes were desired by other tenants. The Venetian Casino Resort offered to purchase these locations from the Company for an aggregate of $14,000,000. After evaluating the offer, the Company determined that such offer made it advantageous for the Company to redeploy these assets. Effective December 1, 2006, the Company’s subsidiaries that leased each of Lutece, Tsunami and Vivid locations at the Venetian Resort Hotel Casino in Las Vegas, Nevada, entered into an agreement to sell Lutece, Tsunami and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC for an aggregate of $14,000,000. The Company’s Lutece location closed on December 3, 2006 and the Company’s Tsunami location closed on January 3, 2007. The Company realized a gain of $7,814,000 ($5,196,000 after taxes, or $1.45 per share) on the sale of these facilities. The Company recorded an operating loss of $5,000 and $113,000 for the first fiscal quarters of 2007 and 2006, respectively. The gain on sale and losses are included in discontinued operations.

3. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

               Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $167,000 at December 30, 2006 and September 30, 2006. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (8.25% at December 30, 2006).

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

               For the 13-week period ended December 30, 2006 options to purchase 8,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 299,000 shares of common stock at a price range of $29.60 - $32.15 were not included in diluted earnings per share as their impact was antidilutive. For the 13-week period ended December 31, 2005, options to purchase 107,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 194,000 shares of common stock a price of $29.60 were not included in diluted earnings per share as their impact was antidilutive.

               During the quarter ended December 30, 2006, employees exercised 8,000 options to purchase shares of common stock at a price of $6.30.

5. SHARE-BASED COMPENSATION

               Effective October 2, 2005 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 2, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Sock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

               The Company’s 2004 Stock Option Plan (the “Plan”), as amended, is the only equity compensation plan currently in effect. Options granted under the Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire ten years after the date of grant. On December 21, 2004, the Company granted options to purchase 194,000 shares (the “2004 Grant”) and on December 19, 2006, the Company granted options to purchase 105,000 shares (the “2006 Grant”). Options granted in the 2004 Grant are generally exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. Options granted in the 2006 Grant are generally exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% each anniversary thereafter until fully vested.

                Upon adoption of SFAS 123R, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2004 Grant, which were unvested at the time of the adoption of SFAS 123R, included a risk free interest rate of 3.37%, volatility of 37%, a dividend yield of 3% and an expected life of three years. The assumptions used for the 2006 Grant included a risk free interest rate of 4.57%, volatility of 49.7%, and a dividend yield of 4.4% and an expected life of five years.

                The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized during fiscal 2006 and the first quarter of fiscal 2007 includes amortization related to the remaining unvested portion of stock awards granted prior to October 2, 2005.

               Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as an operating cash outflow and a financing cash inflow. For fiscal 2006 and the first quarter of fiscal 2007, no excess tax benefits were generated.

               The compensation cost charged against income in the first fiscal quarter of 2007 for share-based compensation programs was $174,000, before a tax benefit of $58,000. The compensation cost charged against income in the first fiscal quarter of 2006 for share-based compensation programs was $187,000, before a tax benefit of $64,000. The compensation cost recognized is classified as payroll expense in the consolidated statement of operations.

               On November 2005, the FASB issued FASB Staff Position No. FAS 123R3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123R”). The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

                A summary of stock option activity is presented below:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
		Excersie	Fair	Contractual	Intrinsic
Options	Shares	Price	Value	Term ( Yrs.)	Value

Outstanding as September 30, 2006	202,000	$28.68	$7.99	7.62
Granted	105,000	32.15	10.94	9.98
Exercised	(8,000)	6.30	2.05	-
Forfeited/Cancelled	-	-	-	-

Outstanding at December 30, 2006	299,000	$30.50	$9.12	8.68	$718,000

Exercisable at December 30, 2006	194 ,000	$29.60	$8.13	7.98	$638,000

               Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The Company has applied a forfeitures assumption of 5% per year in the calculation of such expense.

                As of December 30, 2006, there was approximately $1,080,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately four years.

                The Company, generally, issues new shares upon the exercise of employee stock options.

6. INVESTMENT SECURITIES

                The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and fixed income securities by major type and class at December 30, 2006 are as follows:

	Amortized	Gross unrealized	Gross unrealized
	Cost	holding gains	holding losses	Fair value

At December 30, 2006:

Available for sale short-term:
Government debt securities	$4,441	$18	-	$4,459
Corporate debt securities	7,141	7	-	7,148
Fixed income securities	198	1	-	199
	$11,780	$26	-	$11,806
At December 30, 2006:

Available for sale long-term:
Corporate debt securities	$1,382	-	$(3)	$1,379
	$1,382	-	$(3)	$1,379

7. DIVIDENDS

               A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12 and October 11, 2005 and January 12, April 12, July 12, October 10 and December 20, 2006. Also on December 20, 2006, the Company declared a special dividend in the amount of $3.00 per share. As of December 30, 2006, the Company has recorded a dividend payable of $11,999,000 representing the declared but unpaid portion of the December 20, 2006 dividend. Prior to this, the Company had not paid any cash dividends since its inception. The Company intends to continue to pay quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

8. LEASE ACCOUNTING

               Leasehold improvements funded by landlord incentives are recorded as deferred rent and amortized as reductions to lease expense of the lease term in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. During fiscal 2006 the Company received $3,500,000 in connection with the construction of two facilities in Atlantic City, New Jersey.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

               In connection with the sale of three facilities, the closure of two facilities and the classification of another facility as “held for sale”, the operations of these restaurants have been presented as discontinued operations for the 13-week period ended December 30, 2006, and the Company has reclassified its statements of operations and cash flow data for the prior periods presented below, in accordance with FAS 144 based on the fact that the Company has met the criteria under FAS 144. These dispositions are discussed below in “Recent Restaurant Dispositions.”

Revenues

               During the Company’s first fiscal quarter of 2007, total revenues of $28,202,000 increased 8.6% compared to total revenues of $25,963,000 in the first fiscal quarter of 2006. Revenues for the first fiscal quarter of 2007 were reduced by $1,343,000 and revenues for the first fiscal quarter of 2006 were reduced by $1,704,000 as a result of the sale of three facilities, the closure of two facilities and the classification of another facility as “held for sale”. Revenues for the first fiscal quarter of 2007 were increased by $718,000 as a result of the consolidation of one managed restaurant.

               Same store sales in Las Vegas increased by $504,000 or 3.8% in the first fiscal quarter of 2007 compared to the first fiscal quarter of 2006. Same store sales in New York increased $1,229,00 or 17.2% during the first quarter. The increase in New York was principally due to unseasonably warm weather much of the quarter, as well as the general improvement in economic conditions and the public’s willingness and inclination to continue vacation and convention travel. Same store sales in Washington D.C. decreased by $37,000 or 1.0% during the first quarter.

Costs and Expenses

               Food and beverage costs for the first quarter of 2007 as a percentage of total revenues were 24.9% compared to 24.5% in the first quarter of 2006.

               Payroll expenses as a percentage of total revenues were 31.6% for the first quarter of 2007 as compared to 32.1% in the first quarter of 2006. Occupancy expenses as a percentage of total revenues were 14.2% during the first fiscal quarter of 2007 compared to 15.7% in the first quarter of 2006 due to the increase in total revenues during the quarter as compared to last year. Other operating costs and expenses as a percentage of total revenues were 11.5% for the first quarter of 2007 as compared to 12.2% in the first quarter of 2006. General and administrative expenses as a percentage of total revenues were 7.0% in the first quarter of 2007 compared to 6.6% in last year’s first quarter.

Income Taxes

               The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non-consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by separate subsidiaries.

               For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary’s income, with the exception of the restaurants operating in the District of Columbia. Accordingly, the Company’s overall effective tax rate has varied depending on the level of losses incurred at individual subsidiaries.

               The Company’s overall effective tax rate in the future will be affected by factors such as the level of losses incurred at the Company’s New York facilities, which cannot be consolidated for state and local tax purposes, pre-tax income earned outside of New York City, the utilization of state and local net operating loss carryforwards and the utilization of FICA tax credits. Nevada has no state income tax and other states in which the Company operates have income tax rates substantially lower in comparison to New York. In order to utilize more effectively tax loss carryforwards at restaurants that were unprofitable, the Company has merged certain profitable subsidiaries with certain loss subsidiaries.

Liquidity and Capital Resources

               The Company’s primary source of capital has been cash provided by operations and funds available from its main bank, Bank Leumi USA. The Company from time to time also utilizes equipment financing in connection with the construction of a restaurant and seller financing in connection with the acquisition of a restaurant. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants owned by the Company.

               The Company had a working capital surplus of $6,752,000 at December 30, 2006 as compared to a working capital surplus of $8,398,000 at September 30, 2006. On February 1, 2007, the Company paid $11,999,000 in dividend payments related to its special dividend of $3.00 per share and its regular quarterly dividend of $0.35 per share which were declared on December 20, 2006.

               The Company’s Revolving Credit and Term Loan Facility matured on March 12, 2005. The Company does not currently plan to enter into another credit facility and expects required cash to be provided by operations.

Restaurant Expansion

               In December 2006, we expanded our operations at the Foxwoods Resort Casino by opening The Grill at Two Trees in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino, in Ledyard, Connecticut.

               In addition, on January 8, 2007, we began operating the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts.

Recent Restaurant Dispositions

               The Company entered into a sale and leaseback agreement with GE Capital in November 2000 to refinance the purchase of various restaurant equipment at its food and beverage facilities at the Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada. In 2002, the operations at the Aladdin were abandoned. The lease matured in November 2005 and, in connection therewith, the Company made an unprovided for lump sum payment of $142,000 due under this lease. This lump sum payment is included in discontinued operations during the first quarter of fiscal 2006.

               The Company’s bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed and re-opened as “Vivid” on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility failed to reach the level sufficient to achieve the results the Company required. As of December 31, 2005, the Company classified the assets and liabilities of this bar/nightclub facility as “held for sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) based on the fact that the facility has met the criteria under SFAS No. 144. Based on the offers made for this facility, the Company recorded an impairment charge of $537,000 during the fiscal quarter ended December 30, 2006. The Company recorded an operating loss of $106,000 and $250,000, respectively, during the 13-week periods ended December 30, 2006 and December 31, 2005. The impairment charge and operating losses are included in discontinued operations.

               Effective August 22, 2004, the Company’s lease for The Saloon at the Neonopolis Center at Fremont Street in Las Vegas was converted into a management agreement whereby the Company received a management fee of $7,000 per month regardless of the results of operations of this restaurant. In June 2006, the owner of the Neonopolis Center at Fremont Street sold the building to a new entity who, on June 25, 2006, exercised its option to terminate the management agreement upon thirty days written notice to the Company.

               On July 6, 2006, the landlord for the Vico’s Burrito’s fast food facility at the Venetian Casino Resort, General Growth Properties, notified the Company that they were exercising their option to terminate the lease in exchange for the landlord providing the Company with the unamortized portion of the non-removable improvements located in the facility. On August 10, 2006, the Company and the landlord entered into a letter agreement pursuant to which the landlord agreed to pay the Company $200,000 for the unamortized portion of the non-removable improvements located in the facility.

               The Company was approached by the Venetian Casino Resort who indicated that, due to the expansion of the Grand Canal Shoppes, the Company’s Lutece and Tsunami locations, as well as a portion of the Company’s Vivid location, in the Grand Canal Shoppes were desired by other tenants. The Venetian Casino Resort offered to purchase these locations from the Company for an aggregate of $14,000,000. After evaluating the offer, the Company determined that such offer made it advantageous for the Company to redeploy these assets. Effective December 1, 2006, the Company’s subsidiaries that leased each of Lutece, Tsunami and Vivid locations at the Venetian Resort Hotel Casino in Las Vegas, Nevada, entered into an agreement to sell Lutece, Tsunami and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC for an aggregate of $14,000,000. The Company’s Lutece location closed on December 3, 2006 and the Company’s Tsunami location closed on January 3, 2007. The Company realized a gain of $7,814,000 ($5,196,000 after taxes, or $1.45 per share) on the sale of these facilities. The Company recorded an operating loss of $5,000 and $113,000 for the first fiscal quarters of 2007 and 2006, respectively. The gain on sale and losses are included in discontinued operations.

Critical Accounting Policies

               The preparation of financial statements requires the application of certain accounting policies, which may require the Company to make estimates and assumptions of future events. In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying the Company’s financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and actual results, could differ from those estimates. Although management does not believe that any change in those assumptions in the near term would have a material effect on the Company’s consolidated financial position or the results of operation, differences in actual results could be material to the financial statements.

               The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 30, 2006. There have been no significant changes to such policies during fiscal 2007, other than the implementation of the Emerging Issues Task Force 04-05 “Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5 ”).

               EITF 04-5 presumes that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. EITF 04-5 is effective for the Company’s quarter ended December 30, 2006 and accordingly management has made an assessment of the limited partnership or similar entities that the company provides management services to where it is also the general partner in the entity that owns the property.

               Effective October 1, 2006 the Company determined that one of its managed restaurants, El Rio Grande (“Rio”), should be presented on a consolidated basis in accordance with EITF 04-5. As a result of consolidating the assets and liabilities of the limited partnership that owns Rio, at December 30, 3006 we recorded a cumulative effect of accounting change of $10,000 which is included in the accompanying consolidated condensed statement of operations. The cumulative effect of the accounting change primarily relates to the Company’s recording of its share of undistributed retained earning as of October 1, 2006.

Recent Accounting Developments

               In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

               None.

Item 4. Controls and Procedures

               Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of December 30, 2006 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

               There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal year 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

               The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “2006 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

Date:	February 13, 2007

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman, President & Chief Executive Officer

By:	/s/ Robert J. Stewart
Robert J. Stewart
Chief Financial Officer