Form 10-Q
period 2007-03-31
ARK RESTAURANTS CORP
filed 2007-05-15
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission file number 0-14030

ARK RESTAURANTS CORP.
(Exact name of registrant as specified in its charter)

New York	13-3156768
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

85 Fifth Avenue, New York, New York	10003
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: _____(212) 206-8800_____

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

Large accelerated filer _____	Accelerated filer _____	Non-accelerated filer X

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at April 24, 2007
(Common stock, $.01 par value)	3,586,799

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

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars and shares in Thousands)

	March 31, 2007	September 30, 2006
ASSETS	(unaudited)	(see Note 1)
CURRENT ASSETS:
Cash and cash equivalents	$1,971	$7,671
Short-term investments	5,113	-
Accounts receivable	3,543	2,587
Related party receivables	1,317	1,446
Employee receivables	369	394
Current portion of long-term receivables	111	131
Inventories	1,480	1,675
Prepaid expenses and other current assets	892	700
Assets held for sale	1,120	1,657
Total current assets	15,916	16,261
LONG-TERM RECEIVABLES	410	1,025
FIXED ASSETS - At cost:
Leasehold improvements	27,448	34,807
Furniture, fixtures and equipment	24,937	28,408
Construction in progress	891	159
	53,276	63,374
Less accumulated depreciation and
amortization	33,932	39,230
FIXED ASSETS - Net	19,344	24,144
INTANGIBLE ASSETS - Net	91	100
GOODWILL	5,828	3,440
DEFERRED INCOME TAXES	6,388	6,305
OTHER ASSETS	320	845
TOTAL	$48,297	$52,120
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$1,912	$2,193
Accrued expenses and other current liabilities	4,004	4,218
Accrued income taxes	2,696	1,452
Current portion of note payable	175	-
Total current liabilities	8,787	7,863

OPERATING LEASE DEFERRED CREDIT	4,015	4,203
NOTE PAYABLE	797	-
OTHER LIABILITIES	265	301
TOTAL LIABILITIES	13,864	12,367
LIMITED PARTNER INTEREST IN VARIABLE INTEREST ENTITY	23	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,657 shares and 5,632 at March 31, 2007 and September 30, 2006, respectively	57	57
Additional paid-in capital	21,312	20,403
Accumulated other comprehensive income	25	-
Retained earnings	21,568	27,845
	42,962	48,305
Less stock option receivable	(166)	(166)
Less treasury stock of 2,070 shares	(8,386)	(8,386)
Total shareholders’ equity	34,410	39,753
TOTAL	$48,297	$52,120

See notes to consolidated condensed financial statements.

3

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEM ENTS OF OPERATIONS (Unaudited)
(In Thousands, Except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

		(see Note 1)		(see Note 1)

TOTAL REVENUES	$25,867	$24,120	$54,069	$50,083
COST AND EX PENSES:
Food and beverage cost of sales	6,831	6,321	13,862	12,669
Payroll expenses	8,930	8,482	17,828	16,820
Occupancy expenses	3,571	3,908	7,563	7,990
Other operating costs and expenses	3,305	2,959	6,545	6,119
General and administrative expenses	2,072	1,839	4,055	3,561
Depreciation and amortization	675	626	1,313	1,192
Total cost and expenses	25,384	24,135	51,166	48,351
OPERATING INCOME (LOSS)	483	(15)	2,903	1,732
OTHER INCOME:
Interest income - Net	38	22	148	47
Other income	236	181	479	390
Total other income	274	203	627	437
Income from continuing operations before provision for income taxes and limited partner interest in variable interest entity	757	188	3,530	2,169
Provision for income taxes	289	64	1,218	737
Limited partner interest in income of variable interest entity	(21)	-	(44)	-

Income from continuing operations	447	124	2,268	1,432
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued restaurants (Includes net gain on disposal of $7,814 for the 26 week period ended March 31, 2007)	4	(417)	7,160	(1,010)
Provision (benefit) for income taxes	73	(142)	2,470	(343)

Income (loss) from discontinued operations	(69)	(275)	4,690	(667)
Income (loss) before cumulative effect of change in accounting principle	378	(151)	6,958	765
Cumulative effect of change in accounting principle	-	-	10	-
NET INCOME (LOSS)	$378	$(151)	$6,968	$765
PER SHARE INFORMATION - BASIC AND DILUTED:
Income from continuing operations	$.13	$.04	$.63	$.41
Discontinued operations	$(.02)	$(.08)	$1.31	$(.19)
Cumulative effect of change in accounting principle	$.00	$.00	$.00	$.00

Basic	$.11	$(.04)	$1.94	$.22

Income from continuing operations	$.12	$.04	$.63	$.40
Discontinued operations	$(.02)	$(.08)	$1.31	$(.19)
Cumulative effect of change in accounting principle	$.00	$.00	$.00	$.00
Diluted	$.10	$(.04)	$1.94	$.21

WEIGHTED AVERAGE NUMBER OF SHARES-BASIC	3,590	3,462	3,580	3,462

WEIGHTED AVERAGE NUMBER OF SHARES-DILUTED	3,604	3,546	3,590	3,546

See notes to consolidated condensed financial statements.

4

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in Thousands)

	26 Weeks Ended
	March 31, 2007	April 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,968	$765
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(83)	(165)
Cumulative effect of change in accounting principle	(10)	-
Tax benefit on exercise of stock options	(89)	-
Stock-based compensation	252	374
Depreciation and amortization	2,384	1,805
Gain on disposal of discontinued operation	(7,814)	-
Impairment loss on assets held for sale of discontinued operations	537	-
Limited partner interest in income of consolidated variable interest entity	44	-
Operating lease deferred credit	(95)	(25)
Changes in operating assets and liabilities:
Accounts receivable	(956)	(2,411)
Related party receivables	129	-
Employee receivables	25	(43)
Inventories	(40)	(129)
Prepaid expenses and other current assets	(192)	147
Other assets	144	(5)
Accounts payable - trade	(281)	(767)
Accrued income taxes	1,244	(481)
Accrued expenses and other current liabilities	(214)	(733)
Cash received from landlord	-	3,000

Net cash provided by continuing operating activities	1,953	1,332
Net cash provided by discontinued operating activities	103	59
Net cash provided by operating activities	2,056	1,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,626)	(3,312)
Proceeds from sale of discontinued operation	14,000	-
Purchases of investment securities	(13,162)	-
Proceeds from sales of investment securities	8,074	-
Payment for purchase of Durgin Park	(2,000)	-
Payments received on long-term receivables	635	207
Net cash used in continuing investing activities	4,921	(3,105)
Net cash provided by (used in) discontinued investing activities	-	-
Net cash used in investing activities	4,921	(3,105)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit on exercise of stock options	89	-
Principal payments on note payable	(28)	-
Dividends paid	(13,245)	(2,420)
Exercise of stock options	568	-
Distributions to limited partners of consolidated variable interest entity	(61)	-
Proceeds from stock option receivables	-	-
Net cash used in continuing financing activities	(12,677)	(2,420)
Net cash used in discontinued financing activities	-	-
Net cash used in financing activities	(12,677)	(2,420)

NET DECREASE IN CASH	(5,700)	(4,134)

CASH and cash equivalents, Beginning of period	7,671	5,723
CASH and cash equivalents, End of period	$1,971	$1,589
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12	$-
Income taxes	$2,140	$1,252

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     PRINCIPLES OF CONSOLIDATION – The consolidated interim financial statements include the accounts of the Company and all of its partnerships and other entities in which it has a controlling interest. Also included in the consolidated financial statements are certain variable interest entities, as discussed below. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2006. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

     RECLASSIFCATIONS – Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

     All adjustments that in the opinion of management are necessary for a fair presentation have been reflected as required by regulation S-X Rule 10-01. All such adjustments are of normal recurring nature.

     In connection with the sale of three facilities, the closure of two facilities and the classification of another facility as “held for sale”, the operations of these restaurants have been presented as discontinued operations for the 13-week and 26-week periods ended March 31, 2007 and the Company has reclassified its statements of operations and cash flow data for the prior periods presented, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). These dispositions are discussed below in “Recent Restaurant Dispositions.”

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES — In June 2005, the Emerging Issues Task Force ("EITF") issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF 04-5 presumes that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. EITF 04-5 was effective for the Company’s quarter ended December 30, 2006 and accordingly management has made an assessment of the limited partnership or similar entities that the company provides management services to where it is also the general partner in the entity that owns the property.

     Effective October 1, 2006 the Company determined that one of its managed restaurants, El Rio Grande (“Rio”), should be presented on a consolidated basis in accordance with EITF 04-5. As a result of consolidating the assets and liabilities of the limited partnership that owns Rio, the Company recorded a cumulative effect of accounting change of $10,000 which is included in the accompanying consolidated condensed statement of operations. The cumulative effect of the accounting change primarily relates to the Company’s recording of its share of undistributed retained earnings as of October 1, 2006.

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

     AVAILABLE-FOR-SALE SECURITIES — Available-for-sale securities consist of United States Treasury Bills, commercial paper, government bonds, corporate bonds and other fixed income securities, all of which have a high degree of liquidity and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

2. ACQUISITION

     On January 8, 2007, the Company aquired the operating assets and leasehold for the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts for $2,000,000 in cash and a $1,000,000 five year promissory note bearing interest at a rate of 7% per year.

     The following summarizes the estimated fair values of the assets acquired at the acquisition (Dollar amounts in thousands).

Intangibles	$2,487
Fixed assets	513
Purchase price	$3,000

     The difference between the aggregate purchase price and fair value of the assets acquired has been recorded as an intangible asset. The Company is in the process of performing a valuation of the assets acquired, thus the allocation of the purchase price is subject to change.

     The unaudited pro forma financial information set forth below is based upon the Company’s historical statements of income for the three and six month periods ended March 31, 2007 and April 1, 2006. The unauditied pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended		26 Weeks Ended

	April 1, 2006		March 31, 2007	April 1, 2006

		(In Thousands)
Total revenues	$24,896		$55,368	$52,108
Net income (Loss)	(192)		6,968	683
Net income per share - basic	$(0.06)		$1.95	$0.20
Net income per share - diluted	$(0.05)		$1.94	$0.19

The actual results for the 13 weeks ended March 31, 2007 estimate the unaudited pro forma results.

3. RECENT RESTAURANT DISPOSITIONS

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

     The Company’s bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed and re-opened on February 4, 2005 as “Vivid”. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility failed to reach the level sufficient to achieve the results the Company required. As of December 31, 2005, the Company classified the assets and liabilities of this bar/nightclub facility as “held for sale” in accordance with FAS 144. Based on the offers made for this facility, the Company recorded an impairment charge of $537,000 during the fiscal quarter ended December 30, 2006. The Company recorded an operating loss of $52,000 and $253,000, respectively, during the 13-week periods ended March 31, 2007 and April 1, 2006. The Company recorded an operating loss of $158,000 and $502,000, respectively, during the 26-week periods ended March 31, 2007 and April 1, 2006.The impairment charge and operating losses are included in discontinued operations.

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

     The Company was approached by the Venetian Casino Resort who indicated that, due to the expansion of the Grand Canal Shoppes, the Company’s Lutece and Tsunami locations, as well as a portion of the Company’s Vivid location, in the Grand Canal Shoppes were desired by other tenants. The Venetian Casino Resort offered to purchase these locations from the Company for an aggregate of $14,000,000. After evaluating the offer, the Company determined that such offer made it advantageous for the Company to redeploy these assets. Effective December 1, 2006, the Company’s subsidiaries that leased each of Lutece, Tsunami and Vivid locations at the Venetian Resort Hotel Casino in Las Vegas, Nevada, entered into an agreement to sell Lutece, Tsunami and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC for an aggregate of $14,000,000. The Company’s Lutece location closed on December 3, 2006 and the Company’s Tsunami location closed on January 3, 2007. The Company realized a gain of $7,814,000 ($5,196,000 after taxes, or $1.45 per share) on the sale of these facilities. The Company recorded an operating loss of $35,000 and $174,000 for the second fiscal quarters of 2007 and 2006, respectively, for both facilities. For the 26-week periods ended March 31, 2007 and April 1, 2006 the Company recorded operating income of $41,000 and $344,000, respectively, on these facilities. The gain on sale and losses are included in discontinued operations.

4. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

     Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $167,000 at March 31, 2007 and September 30, 2006. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (8.25% at March 31, 2007).

5. INCOME (LOSS) PER SHARE OF COMMON STOCK

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

     For the 13-week and 26-week periods ended March 31, 2007, options to purchase 282,000 shares of common stock at a price range of $29.60 - $32.15 were included in diluted earnings per share. For the 13-week and 26-week periods ended April 1, 2006, options to purchase 107,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 194,000 shares of common stock at a price of $29.60 were not included in diluted earnings per share as their impact was antidilutive for the 13-week and 26-week periods ended April, 1, 2006.

6. SHARE-BASED COMPENSATION

     Effective October 2, 2005 the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 2, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

     Upon adoption of SFAS No. 123R, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2004 Grant, which were unvested at the time of the adoption of SFAS No. 123R, included a risk free interest rate of 3.37%, volatility of 37%, a dividend yield of 3% and an expected life of three years. The assumptions used for the 2006 Grant included a risk free interest rate of 4.57%, volatility of 49.7%, and a dividend yield of 4.4% and an expected life of five years.

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

     Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as an operating cash outflow and a financing cash inflow. For the first and second quarter of fiscal 2007, no excess tax benefits were generated.

     The compensation cost charged against income in the second fiscal quarter of 2007 for share-based compensation programs was $78,000, before a tax benefit of $27,000. The compensation cost charged against income in the 26-week period ended March 31, 2007 for share-based compensation programs was $252,000, before a tax benefit of $87,000. The compensation cost recognized is classified as payroll expense in the consolidated statement of operations.

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

A summary of stock option activity is presented below:

		Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Contractual Term (Yrs.)
					Average Intrinsic Value

Options	Shares

Outstanding as September 30, 2006:	202,000	$21.32	$8.23	5.97
Granted	105,000	$32.15	$10.94	9.73
Exercised	(25,500)	$ 22 .2 9	$6.22	-
Forfeited/Cancelled	-	-	-	-

Outstanding at March 31, 2007	281,500	$ 30.55	$9.18	8.48	$957,000

Exercisable at March 31, 2007	176,500	$29.60	$8.13	7.73	$768,000

     Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The Company has applied a forfeitures assumption of 5% per year in the calculation of such expense.

     As of March 31, 2007, there was approximately $1,002,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately four years.

     The Company, generally, issues new shares upon the exercise of employee stock options.

7. INVESTMENT SECURITIES

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and fixed income securities by major type and class at March 31, 2007 are as follows:

	Amortized	(In Thousands) Gross unrealized	Gross unrealized
	Cost	holding gains	holding losses	Fair value

At March 31, 2007:

Available for sale short-term:
Government debt securities	$740	$7	-	$747
Corporate debt securities	4,150	17	-	4,167
Fixed income securities	198	1	-	199
	$5,088	$25	-	$5,113

8. DIVIDENDS

     A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12 and October 11, 2005, January 12, April 12, July 12, October 10 and December 20, 2006 and April 12, 2007. Also on December 20, 2006, the Company declared a special dividend in the amount of $3.00 per share. Prior to this, the Company had not paid any cash dividends since its inception. The Company intends to continue to pay quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

9. RELATED PARTY TRANSACTIONS

     Receivables due from officers and employees, excluding stock option receivables, totaled $369,000 at March 31, 2007 and $394,000 at September 30, 2006. Such loans bear interest at the minimum statutory rate (4.79 % at March 31, 2007).

10. LEASE ACCOUNTING

Leasehold improvements funded by landlord incentives are recorded as deferred rent and amortized as reductions to lease expense of the lease term in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The Company received $3,500,000 during fiscal 2006 in connection with the construction of its two facilities in Atlantic City, New Jersey.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In connection with the sale of three facilities, the closure of two facilities and the classification of another facility as “held for sale”, the operations of these restaurants have been presented as discontinued operations for the 13-week and 26-week periods ended March 31, 2007 and the Company has reclassified its statements of operations and cash flow data for the prior periods presented below, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") based on the fact that the Company has met the criteria under FAS 144. These dispositions are discussed below in “Recent Restaurant Dispositions.”

Revenues

     During the Company’s second fiscal quarter of 2007, total revenues of $25,867,000 increased 7.2% compared to total revenues of $24,120,000 in the second fiscal quarter of 2006. Revenues for the second fiscal quarter of 2006 were reduced by $1,743,000 as a result of the sale of three facilities, the closure of two facilities and the classification of another facility as “held for sale”. Revenues for the second fiscal quarter of 2007 were increased by $693,000 as a result of the consolidation of one managed restaurant. The Company had net income of $378,000 in the second fiscal quarter of 2007 compared to a net loss of $151,000 in the second fiscal quarter of 2006. The second fiscal quarter of 2006 was negatively affected by pre-opening and early operating losses of $421,000 at the Company’s Gallagher’s Steakhouse and Luna Lounge, both located in Atlantic City, New Jersey. Both these facilities opened in late December 2005.

     Same store sales in Las Vegas increased by $297,000 or 2.0% in the second fiscal quarter of 2007 compared to the second fiscal quarter of 2006. Same store sales in New York increased $310,000 or 7.0% during the second quarter. Same store sales in Washington D.C. increased by $180,000 or 6.3% during the second quarter. Same store sales in Atlantic City increased by $349,000 or 68.3% in the second quarter. The increases in New York and Washington D.C. was principally due to milder winter weather. The increase in Atlantic City was primarily due to last year’s low level of sales following the start-up of these operations. The Company does not anticipate similar percentage increases in Atlantic City after this fiscal year. The increases in all regions was also, in part, due to general improvement in economic conditions and the public’s willingness and inclination to continue vacation and convention travel.

     During the Company’s 26-week period ended March 31, 2007, total revenues of $54,069,000 increased 8.0% compared to total revenues of $50,083,000 in the 26-week period ended April 1, 2006. Revenues for the 26-week period ended March 31, 2007 were reduced by $1,343,000 and revenues for the 26-week period ended April 1, 2006 were reduced by $3,447,000 as a result of the sale of three facilities, the closure of two facilities and the classification of another facility as “held for sale”. The Company had net income of $6,968,000 in the 26-week period ended March 31, 2007 compared to net income of $765,000 for the 26-week period ended April 1, 2006. Net income was positively affected during the 26-week period ended March 31, 2007 as a result of the sale during the quarter of the Company’s Lutece and Tsunami locations and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC and the lack of pre-opening and early operating losses experienced at the Company’s Gallagher’s Steakhouse and Luna Lounge, now Gallagher’s Burger Bar, both located in Atlantic City, New Jersey. Net income was negatively affected during the 26-week period ended April 1, 2006 as a result of $447,000 pre-opening and early operating losses experienced at the Company’s Atlantic City locations.

Costs and Expenses

     Food and beverage costs for the second quarter of 2007 as a percentage of total revenues were 26.4% compared to 26.2% in the second quarter of 2006. These costs for the 26-weeks ended March 31, 2007 as a percentage of total revenues were 25.6% compared to 25.3% in the 26-week period ended April 1, 2006.

     Payroll expenses as a percentage of total revenues were 34.5% for the second quarter of 2007 as compared to 35.2% in the second quarter of 2006. Payroll expenses as a percentage of total revenues were 33.0% for the 26-week period ended March 31, 2007 as compared to 33.6% for the 26-week period ended April 1, 2006. Occupancy expenses as a percentage of total revenues were 13.8% during the second fiscal quarter of 2007 compared to 16.2% in the second quarter of 2006. Occupancy expenses as a percentage of total revenues were 14.0% during the 26-week period ended March 31, 2007 compared 16.0% for the 26-week period ended April 1, 2006. The decrease in occupancy expenses was primarily due to increased sales and the Company’s sale of its Lutece and Tsunami locations at the Venetian. Other operating costs and expenses as a percentage of total revenues were 12.8% during the second fiscal quarter of 2007 compared to 12.3% in the second quarter of 2006. Other operating costs and expenses as a percentage of total revenues were 12.1% for the 26-week period ended March 31, 2007 compared to 12.2% for the 26-week period ended April 1, 2006. General and administrative expenses as a percentage of total revenues were 8.0% during the second fiscal quarter of 2007 compared to 7.6% in the second quarter of 2006. General and administrative expenses as a percentage of total revenue were 7.5% for the 26-week period ended March 31, 2007 compared to 7.1% for the 26-week period ended April 1, 2006.

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

Liquidity and Capital Resources

     The Company's primary source of capital has been cash provided by operations. The Company from time to time also utilizes equipment financing in connection with the construction of a restaurant and seller financing in connection with the acquisition of a restaurant. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants owned by the Company.

     The Company had a working capital surplus of $7,129,000 at March 31, 2007 as compared to a working capital surplus of $8,398,000 at September 30, 2006.

     The Company’s Revolving Credit and Term Loan Facility matured on March 12, 2005. The Company does not currently plan to enter into another credit facility and expects required cash to be provided by operations.

Restaurant Expansion

     In October 2006, the Company converted its bar, Luna Lounge, at the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey, into a restaurant, Gallagher’s Burger Bar.

     On January 8, 2007, the Company began operating the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts. The Company purchased this facility from the previous owner for $2,000,000 in cash and a $1,000,000 five year promissory note bearing interest at a rate of 7% per year.

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

     The Company’s bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed and re-opened on February 4, 2005 as “Vivid”. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility failed to reach the level sufficient to achieve the results the Company required. As of December 31, 2005, the Company classified the assets and liabilities of this bar/nightclub facility as “held for sale” in accordance with FAS 144. Based on the offers made for this facility, the Company recorded an impairment charge of $537,000 during the fiscal quarter ended December 30, 2006. The Company recorded an operating loss of $52,000 and $253,000, respectively, during the 13-week periods ended March 31, 2007 and April 1, 2006. The Company recorded an operating loss of $158,000 and $502,000, respectively, during the 26-week periods ended March 31, 2007 and April 1, 2006.The impairment charge and operating losses are included in discontinued operations.

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

     The Company was approached by the Venetian Casino Resort who indicated that, due to the expansion of the Grand Canal Shoppes, the Company’s Lutece and Tsunami locations, as well as a portion of the Company’s Vivid location, in the Grand Canal Shoppes were desired by other tenants. The Venetian Casino Resort offered to purchase these locations from the Company for an aggregate of $14,000,000. After evaluating the offer, the Company determined that such offer made it advantageous for the Company to redeploy these assets. Effective December 1, 2006, the Company’s subsidiaries that leased each of Lutece, Tsunami and Vivid locations at the Venetian Resort Hotel Casino in Las Vegas, Nevada, entered into an agreement to sell Lutece, Tsunami and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC for an aggregate of $14,000,000. The Company’s Lutece location closed on December 3, 2006 and the Company’s Tsunami location closed on January 3, 2007. The Company realized a gain of $7,814,000 ($5,196,000 after taxes, or $1.45 per share) on the sale of these facilities. The Company recorded an operating loss of $38,000 and $174,000 for the second fiscal quarters of 2007 and 2006, respectively, for both facilities. For the 26-week periods ended March 31, 2007 and April 1, 2006 the Company recorded an operating loss of $41,000 and $344,000, respectively, on these facilities. The gain on sale and losses are included in discontinued operations.

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

     The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 30, 2006. There have been no significant changes to such policies during fiscal 2007, other than the implementation of Emerging Issues Task Force ("EITF") No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”) as discussed below.

Recent Accounting Developments

     The Financial Accounting Standards Board has recently issued the following accounting pronouncements:

     In June 2005, the EITF issued EITF No. 04-5. EITF 04-5 presumes that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. EITF 04-5 is effective for the Company’s quarter ended March 31, 2007 and accordingly management has made an assessment of the limited partnership or similar entities that the company provides management services to where it is also the general partner in the entity that owns the property.

     Effective October 1, 2006 the Company determined that one of its managed restaurants, El Rio Grande (“Rio”), should be presented on a consolidated basis in accordance with EITF 04-5. As a result of consolidating the assets and liabilities of the limited partnership that owns Rio, we recorded a cumulative effect of accounting change of $10,000 which is included in the accompanying consolidated condensed statement of operations. The cumulative effect of the accounting change primarily relates to the Company’s recording of its share of undistributed retained earning as of October 1, 2006.

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

     In September 2006, the FASB issued FASB Statement No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     None.

Item 4. Controls and Procedures

     Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal year 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 1A. Risk Factors

      The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (the “2006 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2006 Form 10-K .

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

Date:	May 15, 2007

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman, President & Chief Executive Officer

By:	/s/ Robert J. Stewart
Robert Stewart
Chief Financial Officer