Form 10-Q
period 2007-06-30
ARK RESTAURANTS CORP
filed 2007-08-14
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission file number 0-14030

ARK RESTAURANTS CORP.

(Exact name of registrant as specified in its charter)

New York	13-3156768

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Fifth Avenue, New York, New York	10003

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 206-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at July 25, 2007

(Common stock, $.01 par value)	3,586,799

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

2

PART I

FINANCIAL INFORMATION

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars and Shares in Thousands)

	June 30, 2007	September 30, 2006

	(unaudited)	(see Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,425	$7,671
Short-term investments in available-for-sale securities	8,631	—
Accounts receivable	3,215	2,587
Related party receivables	1,553	1,446
Employee receivables	315	394
Current portion of long-term receivables	113	131
Inventories	1,559	1,675
Prepaid expenses and other current assets	839	700
Assets held for sale	1,120	1,657

Total current assets	19,770	16,261

LONG-TERM RECEIVABLES	381	1,025

FIXED ASSETS - At cost:
Leasehold improvements	28,040	34,807
Furniture, fixtures and equipment	25,665	28,408
Construction in progress	1,035	159

	54,740	63,374
Less accumulated depreciation and amortization	34,596	39,230

FIXED ASSETS - Net	20,144	24,144
INTANGIBLE ASSETS - Net	87	100
GOODWILL	5,828	3,440
DEFERRED INCOME TAXES	6,528	6,305
OTHER ASSETS	320	845

TOTAL	$53,058	$52,120

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$2,510	$2,193
Accrued expenses and other current liabilities	5,705	4,218
Accrued income taxes	2,954	1,452
Current portion of note payable	178	—

Total current liabilities	11,347	7,863
OPERATING LEASE DEFERRED CREDIT	3,871	4,203
NOTE PAYABLE	751	—
OTHER LIABILITIES	247	301

TOTAL LIABILITIES	16,216	12,367

LIMITED PARTNER INTEREST IN VARIABLE INTEREST ENTITY	125	—

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,657 shares and 5,632 shares at June 30, 2007 and September 30, 2006, respectively	57	57
Additional paid-in capital	21,390	20,403
Accumulated other comprehensive income	37	—
Retained earnings	23,785	27,845

	45,269	48,305
Less stock option receivable	(166)	(166)
Less treasury stock of 2,070 shares	(8,386)	(8,386)

Total shareholders’ equity	36,717	39,753

TOTAL	$53,058	$52,120

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended

	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

		(see Note 1)		(see Note 1)

TOTAL REVENUES	$36,064	$31,085	$90,133	$81,168

COST AND EXPENSES:
Food and beverage cost of sales	9,077	7,726	22,939	20,395
Payroll expenses	10,217	9,268	28,045	26,088
Occupancy expenses	4,413	4,219	11,976	12,208
Other operating costs and expenses	4,518	3,584	11,063	9,704
General and administrative expenses	2,270	1,874	6,325	5,435
Depreciation and amortization	702	638	2,015	1,831

Total cost and expenses	31,197	27,309	82,363	75,661

OPERATING INCOME	4,867	3,776	7,770	5,507

OTHER INCOME:
Interest income - net	66	23	214	70
Other income	185	178	664	569

Total other income	251	201	878	639

Income from continuing operations before provision for income taxes and limited partner interest in variable interest entity	5,118	3,977	8,648	6,146
Provision for income taxes	1,496	1,352	2,714	2,090
Limited partner interest in income of variable interest entity	(102)	—	(146)	—

INCOME FROM CONTINUING OPERATIONS	3,520	2,625	5,788	4,056

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued restaurants (Includes net gain on disposal of $7,814 for the 39 week period ended June 30, 2007)	(85)	(208)	7,075	(1,218)
Provision (benefit) for income taxes	(36)	(71)	2,434	(414)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(49)	(137)	4,641	(804)

Income before cumulative effect of change in accounting principle	3,471	2,488	10,429	3,252
Cumulative effect of change in accounting principle	—	—	10	—

NET INCOME	$3,471	$2,488	$10,439	$3,252

PER SHARE INFORMATION - BASIC AND DILUTED:
Income from continuing operations	$0.98	$0.76	$1.62	$1.17
Discontinued operations	$(0.01)	$(0.04)	$1.30	$(0.23)
Cumulative effect of change in accounting principle	$—	$—	$—	$—

BASIC	$0.97	$0.72	$2.92	$0.94

Income from continuing operations	$0.97	$0.74	$1.61	$1.14
Discontinued operations	$(0.01)	$(0.04)	$1.29	$(0.22)
Cumulative effect of change in accounting principle	$—	$—	$—	$—

DILUTED	$0.96	$0.70	$2.90	$0.92

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	3,590	3,462	3,578	3,462

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	3,624	3,546	3,596	3,546

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars In Thousands)

	39 Weeks Ended

	June 30, 2007	July 1, 2006

		(see Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,439	$3,252
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(223)	19
Cumulative effect of change in accounting principle	(10)	—
Tax benefit on exercise of stock options	(89)	—
Stock-based compensation	330	561
Depreciation and amortization	3,052	2,421
Gain on disposal of discontinued operation	(7,814)	—
Impairment loss on assets held for sale of discontinued operations	537	—
Limited partner interest in income of consolidated variable interest entity	146	—
Operating lease deferred credit	(239)	(175)
Changes in operating assets and liabilities:
Accounts receivable	(628)	(1,293)
Related party receivables	(107)	—
Employee receivables	79	(36)
Inventories	(119)	(154)
Prepaid expenses and other current assets	(139)	903
Other assets	144	(8)
Accounts payable - trade	317	(483)
Accrued expenses and other current liabilities	1,487	(479)
Accrued income taxes	1,502	235
Cash received from landlord	—	3,000

Net cash provided by continuing operating activities	8,665	7,763
Net cash provided by (used in) discontinued operating activities	86	(342)

Net cash provided by operating activities	8,751	7,421

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,090)	(3,932)
Proceeds from sale of discontinued operation	14,000	—
Purchases of investment securities	(23,797)	—
Proceeds from sales of investment securities	15,203	—
Payment for purchase of Durgin Park	(2,000)	—
Payments received on long-term receivables	662	312

Net cash used in continuing investing activities	(22)	(3,620)
Net cash used in discontinued investing activities	—	—

Net cash used in investing activities	(22)	(3,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit on exercise of stock options	89	—
Principal payments on note payable	(71)	—
Dividends paid	(14,500)	(3,635)
Exercise of stock options	568	—
Distributions to limited partners of consolidated variable interest entity	(61)	—

Net cash used in continuing financing activities	(13,975)	(3,635)
Net cash used in discontinued financing activities	—	—

Net cash used in financing activities	(13,975)	(3,635)

NET DECREASE IN CASH	(5,246)	166
Cash and cash equivalents, Beginning of period	7,671	5,723

Cash and cash equivalents, End of period	$2,425	$5,889

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$48	$—

Income taxes	$3,240	$2,343

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          PRINCIPLES OF CONSOLIDATION – The consolidated condensed interim financial statements include the accounts of the Company and all of its partnerships and other entities in which it has a controlling interest. Also included in the consolidated condensed financial statements are certain variable interest entities, as discussed below. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2006. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

          RECLASSIFCATIONS – Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

          In connection with the sale of three facilities, the closure of two facilities and the classification of another facility as “held for sale”, the operations of these restaurants have been presented as discontinued operations for the 13-week and 39-week periods ended June 30, 2007 and the Company has reclassified its statements of operations and cash flow data for the prior periods presented, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). These dispositions are discussed below in “Recent Restaurant Dispositions.”

          CONSOLIDATION OF VARIABLE INTEREST ENTITIES — In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome of the limited partners have kick-out or substantive participating rights. EITF 04-5 was effective for the Company’s quarter ended December 30, 2006 and accordingly management has made an assessment of the limited partnership or similar entities that the Company provides management services to where it is also the general partner in the entity that owns the property.

          Effective October 1, 2006 the Company determined that one of its managed restaurants, El Rio Grande (“Rio”), should be presented on a consolidated basis in accordance with EITF 04-5 and as a result included Rio in its consolidated financial statements. The impact of such consolidation was not material to the Company’s condensed consolidated financial position or results of operations for any period presented.

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

2. ACQUISITION

          On January 8, 2007, the Company acquired the operating assets and leasehold for the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts for $2,000,000 in cash and a $1,000,000 five year promissory note bearing interest at a rate of 7% per year.

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

          The unaudited pro forma financial information set forth below is based upon the Company’s historical statements of income for the three and nine month periods ended June 30, 2007 and July 1, 2006. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended	39 Weeks Ended

	July 1, 2006	June 30, 2007	July 1, 2006

Total revenues	$32,320	$91,432	$84,428
Net income	2,447	10,439	3,130
Net income per share - basic	$0.71	$2.92	$0.90
Net income per share - diluted	$0.70	$2.90	$0.88

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

          The Company’s bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed and re-opened on February 4, 2005 as “Vivid”. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility failed to reach the level sufficient to achieve the results the Company required. As of December 31, 2005, the Company classified the assets and liabilities of this bar/nightclub facility as “held for sale” in accordance with FAS 144. Based on the offers made for this facility, the Company recorded an impairment charge of $537,000 during the fiscal quarter ended December 30, 2006. The Company recorded operating losses of $80,000 and $276,000, respectively, during the 13-week periods ended June 30, 2007 and July 1, 2006. The Company recorded an operating loss of $239,000 and $778,000, respectively, during the 39-week periods ended June 30, 2007 and July 1, 2006. The impairment charge and operating losses are included in discontinued operations.

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

          On July 6, 2006, the landlord for the Vico’s Burrito’s fast food facility at the Venetian Casino Resort, General Growth Properties, notified the Company that they were exercising their option to terminate the lease in exchange for the landlord providing the Company with the unamortized portion of the non-removable improvements located in the facility. On August 10, 2006, the Company and the landlord entered into a letter agreement pursuant to which the landlord paid the Company $200,000 for the unamortized portion of the non-removable improvements located in the facility.

          The Company was approached by the Venetian Casino Resort who indicated that, due to the expansion of the Grand Canal Shoppes, the Company’s Lutece and Tsunami locations, as well as a portion of the Company’s Vivid location, in the Grand Canal Shoppes were desired by other tenants. The Venetian Casino Resort offered to purchase these locations from the Company for an aggregate of $14,000,000. After evaluating the offer, the Company determined that such offer made it advantageous for the Company to redeploy these assets. Effective December 1, 2006, the Company’s subsidiaries that leased each of Lutece, Tsunami and Vivid locations at the Venetian Resort Hotel Casino in Las Vegas, Nevada, entered into an agreement to sell Lutece, Tsunami and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC for an aggregate of $14,000,000. The Company’s Lutece location closed on December 3, 2006 and the Company’s Tsunami location closed on January 3, 2007. The Company realized a gain of $7,814,000 ($5,196,000 after taxes, or $1.45 per share) on the sale of these facilities. The Company recorded an operating loss of $5,000 and operating income of $47,000 for the third fiscal quarters of 2007 and 2006, respectively, for both facilities. For the 39-week periods ended June 30, 2007 and July 1, 2006 the Company recorded operating income of $36,000 and an operating loss of $297,000, respectively, on these facilities. The gain on sale and losses are included in discontinued operations.

4. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

          Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $166,000 at June 30, 2007 and September 30, 2006. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (8.25% at June 30, 2007).

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

          For the 13-week and 39-week periods ended June 30, 2007, options to purchase 282,000 shares of common stock at a price range of $29.60 - $32.15 were included in diluted earnings per share. For the 13-week and 39-week periods ended July 1, 2006, options to purchase 107,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 194,000 shares of common stock at a price of $29.60 were not included in diluted earnings per share as their impact was antidilutive for the 13-week and 39-week periods ended July 1, 2006.

          During the 39-week period ended June 30, 2007, employees exercised 25,500 options to purchase shares of common stock at a price of $6.30 to $32.15.

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

          Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from stock-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as an operating cash outflow and a financing cash inflow. For the 39-week period ended June 30, 2007, no excess tax benefits were generated.

          The compensation cost charged against income in the third 39-week period ended June 30, 2007 for stock-based compensation programs was $78,000, before a tax benefit of $27,000. The compensation cost charged against income in the 39-week period ended June 30, 2007 for stock-based compensation programs was $330,000, before a tax benefit of $112,000. The compensation cost recognized is classified as payroll expense in the consolidated statement of operations.

          On November 2005, the FASB issued FASB Staff Position No. FAS 123R3 “Transition Election Related to Accounting for the Tax Effects of Stock-Based Payment Awards” (“FAS 123R”). The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the effects of employee stock-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

          A summary of stock option activity is presented below:

Options	Shares	Weighted Average Excersie Price	Weighted Average Fair Value	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding as September 30, 2006:	202,000	$28.68	$8.06	7.91
Granted	105,000	$32.15	$10.94	9.48
Exercised	(25,500)	$22.29	$6.22	—	$262,000
Forfeited/Cancelled	—	—	—	—

Outstanding at June 30, 2007	281,500	$30.55	$9.18	8.23	$1,813,000

Exercisable at June 30, 2007	176,500	$29.60	$8.13	7.48	$1,304,000

          Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The Company has applied a forfeitures assumption of 5% per year in the calculation of such expense.

          As of June 30, 2007, there was approximately $924,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately four years.

          The Company, generally, issues new shares upon the exercise of employee stock options.

7. INVESTMENT SECURITIES

          The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and fixed income securities by major type and class at June 30, 2007 are as follows (Dollar amounts in thousands):

	Amortized	Gross unrealized	Gross unrealized
	Cost	holding gains	holding losses	Fair value

At June 30, 2007:

Available for sale short-term:
Government debt securities	$2,817	$7	—	$2,824
Corporate debt securities	5,283	25	—	5,308
Foreign debt securities	494	5	—	499

	$8,594	$37	—	$8,631

8. DIVIDENDS

          A quarterly cash dividend in the amount of $0.35 per share was declared on July 12 and October 11, 2005, January 12, April 12, July 12, October 10 and December 20, 2006 and April 12, 2007. On May 23, 2007, the Company declared a cash dividend of $0.44 per share. Also on December 20, 2006, the Company declared a special dividend in the amount of $3.00 per share. The Company intends to continue to pay quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

9. RELATED PARTY TRANSACTIONS

          Receivables due from officers and employees, excluding stock option receivables, totaled $315,000 at June 30, 2007 and $394,000 at September 30, 2006. Such loans bear interest at the minimum statutory rate ($4.79 % at June 30, 2007).

10. LEASE ACCOUNTING

          Leasehold improvements funded by landlord incentives are recorded as deferred rent and amortized as reductions to lease expense over the lease term in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. The Company received $3,500,000 during fiscal 2006 in connection with the construction of its two facilities in Atlantic City, New Jersey.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          In connection with the sale of two facilities, the closure of three facilities and the classification of another facility as “held for sale”, the operations of these restaurants have been presented as discontinued operations for the 13-week and 39-week periods ended June 30, 2007 and the Company has reclassified its statements of operations and cash flow data for the prior periods presented below, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) based on the fact that the Company has met the criteria under FAS 144. These dispositions are discussed below in “Recent Restaurant Dispositions.”

Revenues

          During the Company’s third fiscal quarter of 2007, total revenues of $36,064,000 increased 16% compared to total revenues of $31,085,000 in the third fiscal quarter of 2006. Revenues for the third fiscal quarter of 2006 were reduced by $1,763,000 as a result of the sale of two facilities, the closure of one facility and the classification of another facility as “held for sale”. Revenues for the third fiscal quarter of 2007 were increased by $1,312,000 as a result of the consolidation of one managed restaurant. The Company had net income of $3,471,000 in the third fiscal quarter of 2007 compared to net income of $2,488,000 in the third fiscal quarter of 2006. The third fiscal quarter of 2006 was negatively effected by pre-opening and early operating losses of $145,000 at the Company’s Gallagher’s Steakhouse and Luna Lounge, both located in Atlantic City, New Jersey. Both these facilities opened in late December 2005. The third fiscal quarter of 2007 was negatively effected by legal and due diligence expenses of $250,000 in connection with attempted acquisition of another company which was abandoned.

          Same store sales in Las Vegas increased by $1,108,000 or 8.2% in the third fiscal quarter of 2007 compared to the third fiscal quarter of 2006. Same store sales in New York increased $1,286,000 or 13.5% during the third quarter. Same store sales in Washington D.C. increased by $608,000 or 11.0% during the third quarter. Same store sales in Atlantic City increased by $291,000 or 44.6% in the third quarter. The increases in New York and Washington D.C. were principally due to improved weather. The increase in Atlantic City was primarily due to last year’s low level of sales following the start-up of these operations and the rebranding of our Luna Bar as Gallagher’s Burger Bar. The Company does not anticipate similar percentage increases in Atlantic City after this fiscal year. The increases in all regions were also, in part, due to general improvement in economic conditions and the public’s willingness and inclination to continue vacation and convention travel.

          During the Company’s 39-week period ended June 30, 2007, total revenues of $90,133,000 increased 11.0% compared to total revenues of $81,168,000 in the 39-week period ended July 1, 2006. Revenues for the 39-week period ended June 30, 2007 were reduced by $1,343,000 and revenues for the 39-week period ended July 1, 2006 were reduced by $5,211,000 as a result of the sale of two facilities, the closure of one facility and the classification of another facility as “held for sale”. The Company had net income of $10,439,000 in the 39-week period ended June 30, 2007 compared to net income of $3,252,000 for the 39-week period ended July 1, 2006. Net income was positively affected during the 39-week period ended June 30, 2007 as a result of the sale during the quarter of the Company’s Lutece and Tsunami locations and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC and the lack of pre-opening and early operating losses experienced at the Company’s Gallagher’s Steakhouse and Luna Lounge, now Gallagher’s Burger Bar, both located in Atlantic City, New Jersey. Net income was negatively affected during the 39-week period ended July 1, 2006 as a result of $592,000 pre-opening and early operating losses experienced at the Company’s Atlantic City locations.

Costs and Expenses

          Food and beverage costs for the third quarter of 2007 as a percentage of total revenues were 25.2% compared to 24.9% in the third quarter of 2006. These costs for the 39-weeks ended June 30, 2007 as a percentage of total revenues were 25.5% compared to 25.1% in the 39-week period ended July 1, 2006.

          Payroll expenses as a percentage of total revenues were 28.3% for the third quarter of 2007 as compared to 29.8% in the third quarter of 2006. Payroll expenses as a percentage of total revenues were 31.1% for the 39-week period ended June 30, 2007 as compared to 32.1% for the 39-week period ended July 1, 2006. The increase in payroll expenses was primarily due to increased sales. Occupancy expenses as a percentage of total revenues were 12.2% during the third fiscal quarter of 2007 compared to 13.6% in the second quarter of 2006. Occupancy expenses as a percentage of total revenues were 13.3% during the 39-week period ended June 30, 2007 compared to 15.0% for the 39-week period ended July 1, 2006. The decrease in occupancy expenses as a percentage of revenue was primarily due to increased sales and the Company’s sale of its Lutece and Tsunami locations at the Venetian. Other operating costs and expenses as a percentage of total revenues were 12.5% during the third fiscal quarter of 2007 compared to 11.5% in the third quarter of 2006. Other operating costs and expenses as a percentage of total revenues were 12.3% for the 39-week period ended June 30, 2007 compared to 12.0% for the 39-week period ended July 1, 2006. General and administrative expenses as a percentage of total revenues were 6.3% during the third fiscal quarter of 2007 compared to 6.0% in the third quarter of 2006. General and administrative expenses as a percentage of total revenue were 7.0% for the 39-week period ended June 30, 2007 compared to 6.7% for the 39-week period ended July 1, 2006.

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

Liquidity and Capital Resources

          The Company’s primary source of capital has been cash provided by operations. The Company from time to time also utilizes equipment financing in connection with the construction of a restaurant and seller financing in connection with the acquisition of a restaurant. The Company utilizes capital primarily to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants owned by the Company.

          The Company had a working capital surplus of $8,423,000 at June 30, 2007 as compared to a working capital surplus of $8,398,000 at September 30, 2006.

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

          In June 2007, we entered into an agreement to design and lease a food court at the to be constructed MGM Grand Casino at the Foxwoods Resort Casino. The obligation to pay rent for this facility is not effective until the food court opens for business. We anticipate the food court will open during our third quarter of the 2008 fiscal year. All pre-opening expenses will be borne by outside investors who will invest in a limited liability company established to develop, construct, operate and manage the food court. We will be the managing member of this limited liability company and, through this limited liability company, we will lease and manage the operations of the food court in exchange for a monthly management fee equal to five-percent of the gross receipts of the food court. Neither we nor any of our subsidiaries will contribute any capital to this limited liability company. None of the obligations of this limited liability company will be guaranteed by us and investors in this limited liability company will have no recourse against us or any of our assets.

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

          The Company’s bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed and re-opened on February 4, 2005 as “Vivid”. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility failed to reach the level sufficient to achieve the results the Company required. As of December 31, 2005, the Company classified the assets and liabilities of this bar/nightclub facility as “held for sale” in accordance with FAS 144. Based on the offers made for this facility, the Company recorded an impairment charge of $537,000 during the fiscal quarter ended December 30, 2006. The Company recorded an operating loss of $80,000 and $276,000, respectively, during the 13-week periods ended June 30, 2007 and July 1, 2006. The Company recorded an operating loss of $239,000 and $778,000, respectively, during the 39-week periods ended June 30, 2007 and July 1, 2006.The impairment charge and operating losses are included in discontinued operations.

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

          On July 6, 2006, the landlord for the Vico’s Burrito’s fast food facility at the Venetian Casino Resort, General Growth Properties, notified the Company that they were exercising their option to terminate the lease in exchange for the landlord providing the Company with the unamortized portion of the non-removable improvements located in the facility. On August 10, 2006, the Company and the landlord entered into a letter agreement pursuant to which the landlord paid the Company $200,000 for the unamortized portion of the non-removable improvements located in the facility.

          The Company was approached by the Venetian Casino Resort who indicated that, due to the expansion of the Grand Canal Shoppes, the Company’s Lutece and Tsunami locations, as well as a portion of the Company’s Vivid location, in the Grand Canal Shoppes were desired by other tenants. The Venetian Casino Resort offered to purchase these locations from the Company for an aggregate of $14,000,000. After evaluating the offer, the Company determined that such offer made it advantageous for the Company to redeploy these assets. Effective December 1, 2006, the Company’s subsidiaries that leased each of Lutece, Tsunami and Vivid locations at the Venetian Resort Hotel Casino in Las Vegas, Nevada, entered into an agreement to sell Lutece, Tsunami and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC for an aggregate of $14,000,000. The Company’s Lutece location closed on December 3, 2006 and the Company’s Tsunami location closed on January 3, 2007. The Company realized a gain of $7,814,000 ($5,196,000 after taxes, or $1.45 per share) on the sale of these facilities. The Company recorded an operating loss of $5,000 and operating income of $47,000 for the third fiscal quarters of 2007 and 2006, respectively, for both facilities. For the 39-week periods ended June 30, 2007 and July 1, 2006 the Company recorded operating income of $36,000 and an operating loss of $297,000, respectively, on these facilities. The gain on sale and losses are included in discontinued operations.

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

          The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 30, 2006. There have been no significant changes to such policies during fiscal 2007, other than the implementation of Emerging Issues Task Force (“Emerging Issues Task Force (“EITF”) issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”) as discussed below.

Recent Accounting Developments

          The Financial Accounting Standards Board has recently issued the following accounting pronouncements:

          In June 2005, the EITF issued EITF No. 04-5. EITF 04-5 presumes that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome if the limited partners have kick-out or substantive participating rights. EITF 04-5 is effective for the Company’s quarter ended June 30, 2007 and accordingly management has made an assessment of the limited partnership or similar entities that the company provides management services to where it is also the general partner in the entity that owns the property.

          Effective October 1, 2006 the Company determined that one of its managed restaurants, El Rio Grande (“Rio”), should be presented on a consolidated basis in accordance with EITF 04-5 and as a result included Rio in its consolidated financial statements. The impact of such consolidation was not material to the Company’s condensed consolidated financial position or results of operations for any period presented.

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

          In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          None.

Item 4. Controls and Procedures

          Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submissions of Matters to a Vote of Security Holders

          The Company’s Annual Meeting of Stockholders was held on March 22, 2007. The proposals submitted to the stockholders for a vote were as follows:

(1)	To elect a board of ten directors;

(2)	To ratify the appointment of J.H. Cohn LLP as independent auditors for the 2007 fiscal year

          The following sets forth the number of votes for, the number of votes against, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the forgoing proposals.

Proposal

	Votes For	Votes Against	Withheld (Abstentions)	Broker Non-Votes

Proposal 1

Michael Weinstein	3,401,475	—	3,486	—
Robert Towers	3,401,175	—	3,786
Vincent Pascal	3,401,622	—	3,339	—
Paul Gordon	3,398,612	—	6,349	—
Marcia Allen	3,399,675	—	5,286	—
Bruce R. Lewin	3,400,175	—	4,786	—
Steven Shulman	3,399,875	—	5,086	—
Arthur Stainman	3,400,175	—	4,786	—
Stephen Novick	3,396,912	—	8,049	—
Robert Thomas Zankel	3,400,175	—	4,786	—

Proposal 2	3,394,872	3,947	6,142	—

          As previously disclosed, effective January 24, 2007, Edward Lowenthal chose not to seek re-election to our Board of Directors. As a result, all nominees for director were elected and J.H. Cohn LLP was ratified as the Company’s independent registered public accounting firm.

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

Date: August 14, 2007

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein

Michael Weinstein
Chairman, President & Chief Executive Officer

By:	/s/ Robert J. Stewart

Robert Stewart
Chief Financial Officer