Form 10-K
period 2007-09-29
ARK RESTAURANTS CORP
filed 2007-12-28
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2007

or,

☐ TRANSITION REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-09453

ARK RESTAURANTS CORP.

(Exact Name of Registrant as Specified in Its Charter)

New York	13-3156768

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

85 Fifth Avenue, New York, NY	10003

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 206-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(b) of the Act: None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒

          As of March 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $72,022,447.

          At December 14, 2007, there were outstanding 3,596,799 shares of the Registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1) In accordance with General Instruction G (3) of Form 10-K certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2007 Annual Meeting of Stockholders filed within 120 days of September 29, 2007 or will be included in an amendment to this Form 10-K filed within 120 days of September 29, 2007.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” of this Annual Report on Form 10-K.

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

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended September 29, 2007, we owned and/or operated 23 restaurants and bars, 24 fast food concepts, catering operations, and wholesale and retail bakeries through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended September 29, 2007, seven of our restaurant and bar facilities are located in New York City, four are located in Washington, D.C., five are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, three are located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in the Faneuil Hall Marketplace in Boston, Massachusetts.

In 2004, we established operations in Florida which include five fast food facilities in Tampa, Florida and seven fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino operated by the Seminole Indian Tribe at these locations. All pre-opening expenses were borne by outside investors who invested in a limited liability company established to develop, construct, operate and manage these facilities. We are the managing member of this limited liability company and, through this limited liability company, we lease and manage the operations of each of these facilities in exchange for a monthly management fee equal to five-percent of the gross receipts of these facilities. Neither we nor any of our subsidiaries contributed any capital to this limited liability company. None of the obligations of this limited liability company are guaranteed by us and investors in this limited liability company have no recourse against us or any of our assets.

In December 2005, we established operations in Atlantic City, New Jersey by opening a bar, Luna Lounge, and a separate restaurant, a Gallagher’s Steakhouse, in the Resorts Atlantic City Hotel and Casino. In November 2006 we changed the name and the concept of Luna Lounge to Gallagher’s Burger Bar.

In 2006, we established operations at the Foxwoods Resort Casino in Ledyard, Connecticut by opening a restaurant, The Fifth Street Cafe, in Foxwoods newly expanded poker room and a fast-casual restaurant, Lucky Seven, in Foxwoods Bingo Hall. All pre-opening expenses were borne by outside investors who invested in a limited liability company established to develop, construct, operate and manage these facilities. We are the managing member of this limited liability company and, through this limited liability company, we lease and manage the operations of each of these facilities in exchange for a monthly management fee equal to five-percent of the gross receipts of these facilities. Neither we nor any of our subsidiaries contributed any capital to this limited liability company. None of the obligations of this limited liability company are guaranteed by us and investors in this limited liability company have no recourse against us or any of our assets. We also further expanded our operations at Foxwoods later in 2006 by opening The Grill at Two Trees in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino.

Also in 2006, we entered into an agreement to lease space for a Mexican restaurant, Yolos, at the Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada. The obligation to pay rent for Yolos is not effective until the restaurant opens for business. We anticipate this restaurant to open during our first quarter of the 2008 fiscal year.

In 2007, we purchased the restaurant known as the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts and entered into an agreement to design and lease the sole food court at the to-be-constructed MGM Grand Casino at Foxwoods. The Company anticipates the food court at the MGM Grand Casino at Foxwoods will open during the third quarter of the Company’s 2008 fiscal year.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant’s location. Most of our restaurants which are in operation and which have been opened in recent years are of the latter description. As of the fiscal year ended September 29, 2007, these include the restaurant operations at the New York-New York Hotel & Casino in Las Vegas, Nevada (1997); the Stage Deli located at the Forum Shops in Las Vegas, Nevada; Red, located at the South Street Seaport in New York (1998); Thunder Grill in Union Station, Washington, D.C. (1999); one bar and three food court facilities at the Venetian Casino Resort in Las Vegas, Nevada (2000); the 12 fast food facilities in Tampa, Florida and Hollywood, Florida, respectively (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); The Fifth Street Cafe and Lucky Seven at the Foxwoods Resort Casino in Ledyard, Connecticut (2006); and the Durgin Park Restaurant and the Black Horse Tavern in the Faneuil Hall Marketplace in Boston, Massachusetts (2007).

The names and themes of each of our restaurants are different except for our two America restaurants, two Sequoia restaurants, two Gonzalez y Gonzalez restaurants and two Gallagher’s Steakhouse restaurants. The menus in our restaurants are extensive, offering a wide variety of high quality foods at generally moderate prices. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas. A majority of our net sales are derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

The following table sets forth the facilities we lease and operate as of September 29, 2007:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Gonzalez y Gonzalez	Broadway (between Houston and Bleecker Streets) New York, New York	1989	6,000	250		2007

America	Union Station Washington, D.C.	1989	10,000	400	(50)	2009

Center Café	Union Station Washington, D.C.	1989	4,000	200		2009

Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2017

Sequoia	South Street Seaport New York, New York	1991	12,000	300	(100)	2008

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Canyon Road	First Avenue (between 76th and 77th Streets) New York, New York	1984	2,500	130		2014

Columbus Bakery(4)	Columbus Avenue (between 82nd and 83rd Streets) New York, New York	1988	3,000	75		2019

Bryant Park Grill & Café(5)	Bryant Park New York, New York	1995	25,000	180	(820)	2025

America(6)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2017

Gallagher’s Steakhouse(6)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023

Gonzalez y Gonzalez(6)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2017

Village Eateries (6)(7)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2017

The Grill Room	World Financial Center New York, New York	1997	10,000	250		2011

The Stage Deli	Forum Shops Las Vegas, Nevada	1997	5,000	200		2008

Red	South Street Seaport New York, New York	1998	7,000	150	(150)	2013

Thunder Grill	Union Station Washington, D.C.	1999	10,000	500		2019

Venetian Food Court(8)	Venetian Casino Resort Las Vegas, Nevada	1999	3,980	300	(*)	2014

Vivid(9)	Venetian Casino Resort Las Vegas, Nevada	2001	9,700	250		2019

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)	Lease Expiration(3)

V-Bar	Venetian Casino Resort Las Vegas, Nevada	2000	3,000	100	2015

Gallagher’s Steakhouse	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196	2020

Gallagher’s Burger Bar	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114	2020

The Grill at Two Trees	Two Trees Inn Ledyard, Connecticut	2006	3,359	101	2026

Durgin Park Restaurant and the Black Horse Tavern	Faneuil Hall Marketplace Boston, Massachusetts	2007	7,000	500	2032

(1)

Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

(2)

Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only in clement weather.

(3)	Assumes the exercise of all available lease renewal options.

(4)	This facility was closed for reconcepting during October 2007 and is expected to reopen during the second quarter of fiscal 2008.

(5)	The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2012.

(6)

Includes two five-year renewal options exercisable by us if certain sales goals are achieved during the two year period prior to the exercise of the renewal option. Under the America lease, the sales goal is $6.0 million. Under the Gallagher’s Steakhouse lease the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level in excess of the minimum sales level required to exercise the renewal option for each respective restaurant.

(7)

We operate eight small food court restaurants in the Villages Eateries food court at the New York-New York Hotel & Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.

(8)	We operate three small food court restaurants in a food court at the Venetian Casino Resort.

(9)	This restaurant was sold effective December 1, 2007.

(*)	Represents common area seating.

The following table sets forth the facilities managed by us as of September 29, 2007:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

El Rio Grande (4)(5)	Third Avenue (between 38th and 39th Streets) New York, New York	1987	4,000	160		2014

Tampa Food Court(6)	Hard Rock Hotel and Casino Tampa, Florida	2004	4,000	250	(*)	2029

Hollywood Food Court(6)	Hard Rock Hotel and Casino Hollywood, Florida	2004	5,000	250	(*)	2029

Fifth Street Cafe(6)	Foxwoods Resort Casino Ledyard, Connecticut	2006	4,825	68		2026

Lucky Seven(6)	Foxwoods Resort Casino Ledyard, Connecticut	2006	6,858	4,000	(**)	2026

(1)

Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

(2)

Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only in clement weather.

(3)	Assumes the exercise of all available lease renewal options.

(4)	Management fees earned are based on a percentage of cash flow of the restaurant.

(5)	We own a 19% interest in the partnership that owns El Rio Grande.

(6)	Management fees earned are based on a percentage of gross sales of the restaurant(s).

(*)	Represents common area seating.

(**)	Represents number of seats in the Bingo Hall.

Revenues from facilities managed by us are not included in our consolidated sales.

Restaurant Expansion

During the fiscal year ended September 29, 2007, we:

          —          converted our bar, Luna Lounge, at the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey, into a restaurant, Gallagher’s Burger Bar;

          —          expanded our operations at the Foxwoods Resort Casino by opening The Grill at Two Trees in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino, in Ledyard, Connecticut;

          —          began construction of a Mexican restaurant and lounge, Yolos, at the rethemed Planet Hollywood Casino in Las Vegas, Nevada; and

          —          began operating the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts.

We purchased the Durgin Park facility from the previous owner for $2,000,000 in cash and a $1,000,000 five year promissory note bearing interest at a rate of 7% per year.

Also during the fiscal year ended September 29, 2007, we entered into an agreement to design and lease a food court at the to be constructed MGM Grand Casino at the Foxwoods Resort Casino. The obligation to pay rent for this facility is not effective until the food court opens for business. We anticipate the food court will open during our third quarter of the 2008 fiscal year. All pre-opening expenses will be borne by outside investors who will invest in a limited liability company established to develop, construct, operate and manage the food court. We will be the managing member of this limited liability company and, through this limited liability company, we will lease and manage the operations of the food court in exchange for a monthly management fee equal to five-percent of the gross receipts of the food court. Neither we nor any of our subsidiaries will contribute any capital to this limited liability company. None of the obligations of this limited liability company will be guaranteed by us and investors in this limited liability company will have no recourse against us or any of our assets.

The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening “shake out” period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. We incurred $129,000 in pre-opening expenses in fiscal 2007.

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

Leases

Apart from these agreements, we are not currently committed to any projects. We may take advantage of opportunities we consider to be favorable, when they occur, depending upon the availability of financing and other factors.

Recent Restaurant Dispositions and Charges

We entered into a sale and leaseback agreement with GE Capital in November 2000 to refinance the purchase of various restaurant equipment at our food and beverage facilities at Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada. In 2002, the operations at the Aladdin were abandoned. The lease matured in November 2005 and, in connection therewith, we made an unprovided for lump sum payment of $142,000 due under this lease. This lump sum payment was included in discontinued operations for the first quarter of fiscal 2006.

Our bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and we felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as “Vivid” on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility subsequently failed to reach a level sufficient to achieve the results we required and we have identified a buyer for this facility. As of December 31, 2005, we classified the assets and liabilities of this bar/nightclub facility as “held for sale” in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) based on the fact that the facility has met the criteria under SFAS No. 144. Based on the offers made for this facility, we recorded an impairment charge of $537,000 during the first fiscal quarter of 2007. An additional impairment charge of $38,000 was recorded during the fourth fiscal quarter of 2007 as a result of the sale of the facility. We recorded operating losses of $188,000 and $486,000, respectively, during the fiscal years ended September 29, 2007 and September 30, 2006. The impairment charges and operating losses are included in discontinued operations.

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

During fiscal 2006, the landlord for our Metropolitan Café and one of our Columbus Bakery facilities notified us that he was planning on demolishing the building where these facilities are located and, therefore, would not be renewing these leases at the end of their term. The leases at these facilities terminated on October 1, 2006.

Also during fiscal 2006, we were approached by the Venetian Casino Resort who indicated that, due to the expansion of the Grand Canal Shoppes, our Lutece and Tsunami locations, as well as a portion of our Vivid location, in the Grand Canal Shoppes were desired by other tenants. The Venetian Casino Resort offered to purchase these locations from us for an aggregate of $14,000,000. After evaluating the offer, we determined that such offer made it advantageous for us to redeploy these assets. Effective December 1, 2006, our subsidiaries that leased each of our Lutece, Tsunami and Vivid locations at the Venetian Resort Hotel Casino in Las Vegas, Nevada, entered into an agreement to sell Lutece, Tsunami and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC for an aggregate of $14,000,000. Our Lutece location closed on December 3, 2006 and our Tsunami location closed on January 3, 2007. We realized a gain of $7,814,000 ($5,196,000 after taxes, or $1.45 per share) on the sale of these facilities. We recorded operating income of $34,000 for the fiscal year ended September 29, 2007. The gain on sale and income are included in discontinued operations.

As a result of the above mentioned sales or closures, we allocated $100,000 and $75,000 of goodwill to these restaurants and reduced goodwill by these amounts in fiscal 2007 and 2005, respectively.

Restaurant Management

Each restaurant is managed by its own manager and has its own chef. Food products and other supplies are purchased primarily from various unaffiliated suppliers, in most cases by our headquarters’ personnel. Our Columbus Bakery supplies bakery products to most of our New York City restaurants in addition to operating a retail bakery. Our Columbus Bakery in Las Vegas supplies bakery products to most of our Las Vegas restaurants in addition to operating a wholesale bakery. Each of our restaurants has two or more assistant managers and sous chefs (assistant chefs). Financial and management control is maintained at the corporate level through the use of automated systems that include centralized accounting and reporting.

Purchasing and Distribution

We strive to obtain quality menu ingredients, raw materials and other supplies and services for our operations from reliable sources at competitive prices. Substantially all menu items are prepared on each restaurant’s premises daily from scratch, using fresh ingredients. Each restaurant’s management determines the quantities of food and supplies required and orders the items from local, regional and national suppliers on terms negotiated by our centralized purchasing staff. Restaurant-level inventories are maintained at a minimum dollar-value level in relation to sales due to the relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that are used in operations.

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

Employees

At December 12, 2007, we employed 2,151 persons (including employees at managed facilities), 1,564 of whom were full-time employees, 587 of whom were part-time employees, 31 of whom were headquarters personnel, 217 of whom were restaurant management personnel, 601 of whom were kitchen personnel and 1,302 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by a collective bargaining agreement.

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

We are subject to “dram-shop” statutes in most of the states in which we have operations, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance. A settlement or judgment against us under a “dram-shop” statute in excess of liability coverage could have a material adverse effect on our operations.

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

Our facilities must comply with the applicable requirements of the Americans With Disabilities Act of 1990 (“ADA”) and related state statutes. The ADA prohibits discrimination on the basis of disability with respect to public accommodations and employment. Under the ADA and related state laws, when constructing new restaurants or undertaking significant remodeling of existing restaurants, we must make them more readily accessible to disabled persons.

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

Our restaurants in New York, Las Vegas, Washington D.C. and Florida benefit from tourist traffic. Though the Las Vegas market has shown resiliency, the sluggish economy and the lingering effects of September 11, 2001 have had an adverse effect on our restaurants. Recovery depends upon a general improvement in economic conditions and the public’s willingness and inclination to resume vacation and convention travel. Additional acts of terrorism in the United States or substantial international unrest may have a material adverse effect on our business and revenues.

Item 1A.	Risk Factors.

The following are the most significant risk factors applicable to us:

RISKS RELATED TO OUR BUSINESS

Failure of our restaurants to achieve expected results could have a negative impact on our revenues and performance results.

Performance results currently achieved by our restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in new locations. We cannot be assured that new restaurants that we open will have similar operating results as existing restaurants. New restaurants take several months to reach expected operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

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

Our ability to open new restaurants efficiently is subject to a number of factors beyond our control, including:

—	Selection and availability of suitable restaurant sites;

—	Negotiation of acceptable lease or purchase terms for such sites;

—	Negotiation of reasonable construction contracts and adequate supervision of construction;

—	Our ability to secure required governmental permits and approvals for both construction and operation;

—	Availability of adequate capital;

—	General economic conditions; and

—	Adverse weather conditions.

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

Increases in the minimum wage may have a material adverse effect on our business and financial results.

Many of our employees are subject to various minimum wage requirements. Many of our restaurants are located in states where the minimum wage was recently increased. There likely will be additional increases implemented in jurisdictions in which we operate or seek to operate. These minimum wage increases may have a material adverse effect on our business, financial condition, results of operations or cash flows.

Future changes in financial accounting standards may cause adverse unexpected operating results and affect our reported results of operations.

Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. As an example, the recent change requiring that we record compensation expense in the statement of operations for employee stock options had a negative effect on our reported results. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future.

Changes to existing rules or differing interpretations with respect to our current practices may adversely affect our reported financial results.

Rising insurance costs could negatively impact profitability.

The cost of insurance (workers compensation insurance, general liability insurance, property insurance, health insurance and directors and officers liability insurance) has risen significantly over the past few years and is expected to continue to increase. These increases, as well as potential state legislation requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to negate the effect of such increases with plan modifications and cost control measures or by continuing to improve our operating efficiencies.

Compliance with existing and new regulations of corporate governance and public disclosure may result in additional expenses.

Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules, has required an increased amount of management attention and external resources. We are committed to maintaining high standards of corporate governance and public disclosure. This investment required to comply with these changing regulations may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Intense competition in the restaurant industry could prevent us from increasing or sustaining our revenues and profitability.

The restaurant industry is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location, and many restaurants compete with us at each of our locations. There are a number of well-established competitors with substantially greater financial, marketing, personnel and other resources than ours, and many of our competitors are well established in the markets where we have restaurants, or in which we intend to locate restaurants. Additionally, other companies may develop restaurants that operate with similar concepts.

Any inability to successfully compete with the other restaurants in our markets will prevent us from increasing or sustaining our revenues and profitability and result in a material adverse effect on our business, financial condition, results of operations or cash flows. We may also need to modify or refine elements of our restaurant system to evolve our concepts in order to compete with popular new restaurant formats or concepts that may develop in the future. We cannot assure you that we will be successful in implementing these modifications or that these modifications will not reduce our profitability.

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

Consumer preferences could be affected by health concerns or by specific events such as the outbreak of or scare caused by “mad cow disease”, the popularity of the Atkins diet and the South Beach diet and changes in consumer preferences, such as “carb consciousness”. If we were to have to modify our restaurants’ menus, we may lose customers who would be less satisfied with a modified menu, and we may not be able to attract a new customer base to generate the necessary revenues to maintain our income from restaurant operations. A change in our menus may also result in us having different competitors. We may not be able to successfully compete against established competitors in the general restaurant market. Our success also depends on various factors affecting discretionary consumer spending, including economic conditions, disposable consumer income, consumer confidence and the United States participation in military activities. Adverse changes in these factors could reduce our customer base and spending patterns, either of which could reduce our revenues and results of operations.

Our geographic concentrations could have a material adverse effect on our business, results of operations and financial condition.

We currently operate in seven regions, New York City, Washington, D.C., Las Vegas, Nevada, Tampa and Hollywood, Florida, Atlantic City, New Jersey, Ledyard, Connecticut, and Boston, Massachusetts and our Las Vegas, Florida, Atlantic City, and Connecticut operations are all located in casinos. As a result, we are particularly susceptible to adverse trends and economic conditions in these markets, including its labor market, and the casino market in general, which could have a negative impact on our profitability as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business, results of operations and financial condition, as could other regional occurrences such as acts of terrorism, local strikes, natural disasters or changes in laws or regulations.

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

Our business is subject to seasonal fluctuations, which may vary greatly depending upon the region of the United States in which a particular restaurant is located. In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including:

—	The amount of sales contributed by new and existing restaurants;

—	The timing of new openings;

—	Increases in the cost of key food or beverage products;

—	Labor costs for our personnel;

—	Our ability to achieve and sustain profitability on a quarterly or annual basis;

—	Adverse weather;

—	Consumer confidence and changes in consumer preferences;

—	Health concerns, including adverse publicity concerning food-related illness;

—	The level of competition from existing or new competitors;

—	Economic conditions generally and in each of the market in which we are located; and

—	Acceptance of a new or modified concept in each of the new markets in which we could be located.

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

Our inability to retain key personnel could negatively impact our business.

Our success will continue to be highly dependent on our key operating officers and employees. We must continue to attract, retain and motivate a sufficient number of qualified management and operating personnel, including general managers and chefs. The ability of these key personnel to maintain consistency in the quality and atmosphere of our restaurants is a critical factor in our success. Any failure to do so may harm our reputation and result in a loss of business.

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

We depend on contractors and real estate developers to construct our restaurants. Many factors may adversely affect the cost and time associated with the development and construction of our restaurants, including:

—	Labor disputes;

—	Shortages of materials or skilled labor;

—	Adverse weather conditions;

—	Unforeseen engineering problems;

—	Environmental problems;

—	Construction or zoning problems;

—	Local government regulations;

—	Modifications in design; and

—	Other unanticipated increases in costs.

Any of these factors could give rise to delays or cost overruns, which may prevent us from developing additional restaurants within our anticipated budgets or time periods or at all. Any such failure could cause our business, results of operations and financial condition to suffer.

We may not be able to obtain and maintain necessary federal, state and local permits which could delay or prevent the opening of future restaurants.

Our business is subject to extensive federal, state and local government regulations, including regulations relating to:

—	Alcoholic beverage control;

—	The purchase, preparation and sale of food;

—	Public health and safety;

—	Sanitation, building, zoning and fire codes; and

—	Employment and related tax matters.

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

The success of the business of our restaurants located in Las Vegas, Nevada, Atlantic City, New Jersey, Tampa and Hollywood, Florida, and Ledyard, Connecticut will be substantially dependent on the success of the casinos in which the company operates in these locations to attract customers for themselves and for our restaurants. The successful operation of the casinos in these locations is subject to various risks and uncertainties including:

—	The risk associated with governmental approvals of gaming;

—	The risk of a change in laws regulating gaming operations;

—	Operating in a limited market;

—	Competitive risks relating to casino operations; and

—	Risks of terrorism and war.

RISKS RELATED TO OUR COMMON STOCK

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

Ownership of a substantial majority of our outstanding common stock by a limited number of stockholders will limit your ability to influence corporate matters.

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

The price at which our common stock will trade may fluctuate significantly. The stock market has from time to time experienced significant price and volume fluctuations. The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

—	Fluctuations in quarterly or annual results of operations;

—	Changes in published earnings estimates by analysts and whether our actual earnings meet or exceed such estimates;

—	Additions or departures of key personnel; and

—	Changes in overall stock market conditions, including the stock prices of other restaurant companies.

In the past, companies that have experienced extreme fluctuations in the market price of their stock have been the subject of securities class action litigation. If we were to be subject to such litigation, it could result in substantial costs and a diversion of our management’s attention and resources, which may have a material adverse effect on our business, results of operations, and financial condition.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

Our restaurant facilities and our executive offices are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of September 29, 2007, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Years Lease Terms Expire	Number of Facilities

2007-2010	5
2011-2015	6
2016-2020	9
2021-2025	2
2026-2030	5
2031-2035	1

Our executive, administrative and clerical offices are located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York. Our lease for this office space expires in 2015.

Our lease for office space related to our Washington, D.C. catering operations expires in 2012.

For information concerning our future minimum rental commitments under non-cancelable operating leases, see Note 10 of the Consolidated Financial Statements.

See also “Item 1. Business – Overview” for a list of restaurant properties.

Item 3.	Legal Proceedings

In the ordinary course of its business, we are a party to various lawsuits arising from accidents at our restaurants and workers’ compensation claims, which are generally handled by our insurance carriers.

Our employment of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by us of employment discrimination laws. We do not believe that any of such suits will have a materially adverse effect upon us, our financial condition or operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter.

Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers and all offices held by each person:

Name	Age	Positions and Offices

Michael Weinstein	64	Chairman and Chief Executive Officer
Vincent Pascal	64	Senior Vice President
Robert Towers	60	President, Chief Operating Officer and Treasurer
Paul Gordon	56	Senior Vice President
Robert Stewart	51	Chief Financial Officer

Each of our executive officers serves at the pleasure of the Board of Directors and until his successor is duly elected and qualifies.

Michael Weinstein has been our Chief Executive Officer and a director since our inception in January 1983. During the past five years, Mr. Weinstein has been an officer, director and 25% shareholder of Easy Diners, Inc., RSWB Corp. and BSWR Corp. (since 1998). Mr. Weinstein is the owner of 24% of the membership interests in each of Dockeast, LLC and Dockwest, LLC. These companies operate four restaurants in New York City, and none of these companies is a parent, subsidiary or other affiliate of us. Mr. Weinstein spends substantially all of his business time on Company-related matters.

Vincent Pascal was elected our Vice President, Assistant Secretary and a director in October 1985. Mr. Pascal became a Senior Vice President in 2001.

Robert Towers has been employed by us since November 1983 and was elected Vice President, Treasurer and a director in March 1987. Mr. Towers became an Executive Vice President and Chief Operating Officer in 2001 and was elected President in 2007.

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

PART II

Item 5.	Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market under the symbol “ARKR.” The high and low sale prices for our Common Stock from October 2, 2005 through September 29, 2007 are as follows:

	High	Low

Calendar 2005

Fourth Quarter	$31.23	$26.70

Calendar 2006

First Quarter	30.50	27.00
Second Quarter	30.50	27.11
Third Quarter	28.57	23.09
Fourth Quarter	32.89	26.55

Calendar 2007

First Quarter	35.37	30.60
Second Quarter	36.99	33.01
Third Quarter	37.63	35.71

Dividend Policy

A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12, October 10 and December 20, 2006 and on April 12, 2007. We declared an increase in our quarterly cash dividend to $0.44 per share on May 23, 2007 and a subsequent quarterly cash dividend reflecting this increased amount was declared on October 12, 2007. In addition, we declared a special cash dividend in the amount of $3.00 per share on December 20, 2006. Prior to this, we had not paid any cash dividends since our inception. We intend to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Issuer Purchases of Equity Securities

On August 22, 2006, our Board of Directors authorized a stock repurchase program under which up to four million dollars of our common stock could be acquired in the open market over the twelve months following such authorization at our discretion. The shares could have been purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions. Under the program, the purchases were to be funded from available working capital, and the repurchased shares would be held in treasury or used for ongoing stock issuances. At September 29, 2007, no shares had been purchased by us under the program.

As of December 14, 2007, there were 34 holders of record of our Common Stock, $.01 par value. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following is a summary of the securities issued and authorized for issuance under our 2004 Stock Option Plan at September 29, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders[1]	271,500	$30.59	151,000
Equity compensation plans not approved by shareholders[2]	None	N/A	None
Total	271,500	$30.59	151,000

          Of the 271,500 options outstanding on September 29, 2007, 177,500 were held by the Company’s officers and directors.

(1)	The 2004 Stock Option Plan, which was approved by shareholders, is the Company’s only equity compensation plan currently in effect.

(2)	The Company has no equity compensation plan that was not approved by shareholders.

Stock Performance Graph

The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing September 28, 2002 and ending September 29, 2007 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on September 28, 2002 and that all dividends paid by companies included in each index were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ark Restaurants Corp., The NASDAQ Composite Index
And A Peer Group

* $100 invested on 9/28/02 in stock or on 9/30/02 in index-including reinvestment of dividends.
Index calculated on month-end basis.

	Cumulative Total Return

	9/28/02	9/27/03	10/2/04	10/1/05	9/30/06	9/29/07

Ark Restaurants Corp.	100.00	165.11	395.18	476.05	424.05	676.00
NASDAQ Composite	100.00	150.59	162.89	185.48	196.37	236.60
Peer Group	100.00	119.91	153.67	177.52	214.31	247.98

Item 6.	Selected Consolidated Financial Data

The following table sets forth certain financial data for the fiscal years ended in 2003 through 2007. During fiscal year 2004, we sold three of our restaurants and closed one restaurant. During fiscal year 2005, we sold one of our restaurants which was considered held for sale in accordance with FAS 144 during part of fiscal year 2004 and part of fiscal year 2005. During fiscal year 2006, we classified one of our restaurants as held for sale in accordance with FAS 144 and closed one restaurant. During fiscal year 2007, we sold two of our restaurants and closed four of our restaurants. The operations of these restaurants have been presented as discontinued operations for the 2004, 2005, 2006 and 2007 fiscal years, and we have reclassified its statements of operations data for all periods presented, in accordance with FAS 144. This information should be read in conjunction with our Consolidated Financial Statements and the notes thereto beginning at page F-1.

	Years Ended

	September 29, 2007	September 30, 2006	October 1, 2005	October 2, 2004	September 27, 2003

	(In thousands, except per share data)

OPERATING DATA:
Total revenues	$124,207	$110,519	$107,057	$105,041	$99,153

Cost and expenses	(112,871)	(102,379)	(97,963)	(96,128)	(94,069)

Operating income	11,336	8,140	9,094	8,913	5,084

Other (income) expense, net	(1,157)	(796)	(756)	(592)	(404)

Income from continuing operations before provision for income taxes	12,493	8,936	9,850	9,505	5,488
Provision for income taxes	3,853	2,965	3,046	2,623	1,325
Limited partner interest in income from variable interest entity	(236)	—	—	—	—
Income from continuing operations	8,404	5,971	6,804	6,882	4,163
Income (loss) from discontinued operations before provision (benefit)for income taxes	7,090	(1,124)	(326)	(311)	(1,112)
Provision (benefit) for income taxes	2,481	(373)	(101)	(86)	(268)
Income (loss) from discontinued operations	4,609	(751)	(225)	(225)	(844)

NET INCOME	13,013	5,220	6,579	6,657	3,319

NET INCOME (LOSS) PER SHARE:

Continuing operations basic	$2.34	$1.72	$1.98	$2.08	$1.31
Discontinued operations basic	$1.29	$(0.22)	$(0.06)	$(0.07)	$(0.27)

Net basic	$3.63	$1.50	$1.92	$2.01	$1.04

Continuing operations diluted	$2.33	$1.68	$1.92	$2.00	$1.29
Discontinued operations diluted	$1.28	$(0.21)	$(0.07)	$(0.07)	$(0.26)

Net diluted	$3.61	$1.47	$1.85	$1.93	$1.03

Weighted average number of shares
Basic	3,582	3,472	3,436	3,305	3,181
Diluted	3,607	3,548	3,555	3,444	3,213

BALANCE SHEET DATA (end of year):
Total assets	$52,181	$52,120	$47,435	$44,894	$43,635
Working capital (deficit)	11,571	8,398	3,399	1,893	(4,802)
Long-term debt	704	—	—	—	7,226
Shareholders’ equity	38,090	39,753	37,413	34,200	24,826
Shareholders’ equity per share	10.63	11.45	10.89	10.35	7.80

Facilities in operation—end of year	47	48	48	48	41

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounting period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended October 1, 2005, September 30, 2006 and September 29, 2007 each included 52 weeks.

Overview

We have reclassified our statements of operations data for the prior periods presented below, in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), as a result of the:

— sale of one of our restaurants during the fiscal year ended October 1, 2005;

— classification of one of our restaurants as held for sale and the closure of one of our restaurants during the fiscal year ended September 30, 2006; and

— sale of two of our restaurants and the closure of four of our restaurants during the fiscal year ended September 29, 2007.

The operations of these restaurants have been presented as discontinued operations for the fiscal years ended October 1, 2005, September 30, 2006 and September 29, 2007. See “Item 1 -Recent Restaurant Dispositions and Charges”, “Item 7 - Recent Restaurant Dispositions” and Note 3 of Consolidated Financial Statements.

Revenues

Total revenues increased by 12.4% from fiscal 2006 to fiscal 2007 and increased by 3.2% from fiscal 2005 to fiscal 2006. Revenues for fiscal 2007 were reduced by $2,686,000, revenues for fiscal 2006 were reduced by $6,609,000 and revenues for fiscal 2005 were reduced by $10,190,000 as a result of the sale of three facilities, the classification of one facility as “held for sale”, the closure of four of our facilities and their reclassification to discontinued operations.

Same store sales increased 8.6%, or $8,900,000, on a Company-wide basis from fiscal 2006 to fiscal 2007. Same store sales in Las Vegas increased by $2,728,000, or 5%, in fiscal 2007 compared to fiscal 2006. Same store sales in New York increased $3,775,000, or 12.5%, during fiscal 2007. Same store sales in Washington D.C. increased by $1,558,000,or 9.3%, during fiscal 2007. The increase in New York and Washington, D.C. was principally due to unusually good weather. Same store sales in Atlantic City increased by $839,000 or 42.8% in fiscal 2007 compared to fiscal 2006. The increase in Atlantic City was primarily due to last year’s low level of sales following the start-up of these operations and the rebranding of our Luna Lounge as Gallagher’s Burger Bar. The Company does not anticipate similar percentage increases in Atlantic City after this fiscal year.

Other operating income, which consists of the sale of merchandise at various restaurants, management fee income and door sales were $2,145,000 in fiscal 2007, $2,423,000 in fiscal 2006 and $1,826,000 in fiscal 2005.

Costs and Expenses

Food and beverage cost of sales as a percentage of total revenue was 25.8% in fiscal 2007, 25.3% in fiscal 2006 and 25.2% in fiscal 2005.

Total costs and expenses increased by $10,492,000, or 10.2%, from fiscal 2006 to fiscal 2007 primarily due to increased sales and a $408,000 expense related to our share-based compensation plan.

Total costs and expenses increased by $4,416,000, or 4.5%, from fiscal 2005 to fiscal 2006 primarily due to an increase in the minimum wage in New York and Washington, D.C., a $748,000 expense related to our share-based compensation plan and increased occupancy costs.

Payroll expenses as a percentage of total revenues was 30.4% in fiscal 2007 compared to 31.9% in fiscal 2006 and 31.1% in fiscal 2005. Payroll expense was $37,767,000, $35,213,000 and $33,307,000 in fiscal 2007, 2006 and 2005, respectively. In fiscal 2007, increased sales resulted in an increase in payroll expenses. In fiscal 2005 and 2006, the increase of the minimum wage in New York and Washington, D.C. resulted in an increase in payroll expenses. We continually evaluate our payroll expenses as they relate to sales.

We typically incur significant pre-opening expenses in connection with our new restaurants that are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

In fiscal 2007, we:

— converted our bar, Luna Lounge, at the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey, into a restaurant, Gallagher’s Burger Bar;

          —          expanded our operations at the Foxwoods Resort Casino by opening The Grill at Two Trees in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino, in Ledyard, Connecticut;

— began construction of a Mexican restaurant and lounge, Yolos, at the rethemed Planet Hollywood Casino in Las Vegas, Nevada; and

— began operating the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts.

We purchased the Durgin Park facility from the previous owner for $2,000,000 in cash and a $1,000,000 five year promissory note bearing interest at a rate of 7% per year.

We experienced $129,000 in pre-opening and early operating losses at our Yolos facility in fiscal 2007. Also during fiscal 2007, we entered into an agreement to design and lease a food court at the to be constructed MGM Grand Casino at the Foxwoods Resort Casino. The obligation to pay rent for this facility is not effective until the food court opens for business. We anticipate the food court will open during our third quarter of the 2008 fiscal year. All pre-opening expenses will be borne by outside investors who will invest in a limited liability company established to develop, construct, operate and manage the food court. We will be the managing member of this limited liability company and, through this limited liability company, we will lease and manage the operations of the food court in exchange for a monthly management fee equal to five-percent of the gross receipts of the food court. Neither we nor any of our subsidiaries will contribute any capital to this limited liability company. None of the obligations of this limited liability company will be guaranteed by us and investors in this limited liability company will have no recourse against us or any of our assets.

In fiscal 2006, we established operations in Atlantic City, New Jersey by opening a bar, Luna Lounge, and a separate restaurant, a Gallagher’s Steakhouse, in the Resorts Atlantic City Hotel and Casino. We experienced $447,000 in pre-opening and early operating losses at these facilities in fiscal 2006. Further during fiscal 2006, we established operations at the Foxwoods Resort Casino in Ledyard, Connecticut by opening a restaurant, The Fifth Street Cafe, in its newly expanded poker room in March 2006 and a fast-casual restaurant, Lucky Seven, in the Bingo Hall in May 2006. All pre-opening expenses were borne by outside investors who invested in a limited liability company established to develop, construct, operate and manage these facilities. We did not open any new restaurants and no pre-opening expenses and early operating losses were incurred during fiscal 2005.

General and administrative expenses, as a percentage of total revenue, were 7.3% in fiscal 2007, 6.5% in fiscal 2006 and 6.8% in fiscal 2005.

During the fiscal year ended September 29, 2007, we managed one consolidated restaurant we did not own (El Rio Grande) and also managed our Tampa and Hollywood Florida food court operations and our Foxwoods operations. We managed two restaurants we did not own (The Saloon and El Rio Grande) and also managed our Tampa and Hollywood Florida food court operations and our Foxwoods operations at September 30, 2006. We managed two restaurants we did not own (The Saloon and El Rio Grande) and also managed the Tampa and Hollywood Florida food court operations at October 1, 2005. Due to adoption of new accounting pronouncements, $3,873,000 in sales of El Rio Grande were included in consolidated sales for fiscal 2007. Sales of El Rio Grande, which are not included in consolidated sales during fiscal 2006 and 2005, were $3,519,000 and $3,345,000, respectively. Our lease of The Saloon was converted into a management agreement effective as of August 22, 2004, whereby we received a management fee of $7,000 per month regardless of the results of operations of this restaurant. This restaurant closed effective July 25, 2006. During fiscal 2004, we entered into agreements to manage 11 fast food restaurants located in the Hard Rock Casinos in Hollywood and Tampa, Florida. Sales from these operations totaled $12,170,000 during the 2007 fiscal year, $10,469,000 during the 2006 fiscal year and $8,843,000 during the 2005 fiscal year. During fiscal 2006, we established operations at the Foxwoods Resort Casino in Ledyard, Connecticut by managing a restaurant, The Fifth Street Cafe, in its newly expanded poker room and a fast-casual restaurant, Lucky Seven, in the Bingo Hall. Sales from these operations totaled $4,471,000 during the 2007 fiscal year and $2,389,000 during the 2006 fiscal year.

Interest expense was $65,000 in fiscal 2007, $8,000 in fiscal 2006 and $16,000 in fiscal 2005. Interest income was $417,000 in fiscal 2007, $90,000 in fiscal 2006 and $100,000 in fiscal 2005. During fiscal 2007 we began an investment program utilizing our large cash balances. Investments are made in government securities and investment quality corporate instruments.

Other income, which generally consists of purchasing service fees and other income at various restaurants, was $805,000, $714,000 and $672,000 for fiscal 2007, 2006 and 2005, respectively.

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

The Revenue Reconciliation Act of 1993 provides tax credits to us for FICA taxes paid on tip income of restaurant service personnel. The net benefit to us was $799,000 in fiscal 2007, $733,000 in fiscal 2006 and $779,000 in fiscal 2005.

During fiscal 2006, we and the Internal Revenue Service finalized the adjustments to our Federal income tax returns for fiscal years 1999 through 2004. This settlement did not have a material effect on our consolidated financial statements.

Our tax return for the fiscal year ended September 30, 2006 is currently under audit by the Internal Revenue Service. Our tax returns for the fiscal years ended September 30, 2006 and October 1, 2005 are currently under audit by New York State. We expect no material adjustments will result from these examinations.

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

The net cash provided by investing activities in fiscal 2007 was $260,000. Cash was used for the replacement of fixed assets at existing restaurants, converting our bar, Luna Lounge, at the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey, into a restaurant, Gallagher’s Burger Bar, opening The Grill at Two Trees in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino, in Ledyard, Connecticut, purchasing the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts from the previous owner for $2,000,000 in cash and a $1,000,000 five year promissory note bearing interest at a rate of 7% per year, and the construction of Yolos, a Mexican restaurant, at the Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada. Cash was also used to purchase investment securities. Cash provided by investing activities was generated from the sale of discontinued operations and the sale of investment securities. The net cash used in investing activities in fiscal 2006 of $4,934,000 was primarily used for the replacement of fixed assets at existing restaurants, the construction of a restaurant and bar in Atlantic City, New Jersey and the construction of Yolos. The net cash used in investing activities in fiscal 2005 of $4,236,000 was primarily used for the replacement of fixed assets at existing restaurants and the construction of a restaurant and bar in Atlantic City, New Jersey.

The net cash used in financing activities in fiscal 2007 of $15,309,000, $3,628,000 in fiscal 2006 and $4,397,000 in fiscal 2005 was principally used for the payment of dividends.

We had a working capital surplus of $11,571,000 at September 29, 2007 as compared to a working capital surplus of $8,398,000 at September 30, 2006.

Our Revolving Credit and Term Loan Facility (the “Facility”) with our main bank (Bank Leumi USA), which included a $8,500,000 credit line to finance the development and construction of new restaurants and for working capital purposes at our existing restaurants, matured on March 12, 2005. We do not currently plan to enter into another credit facility and expect required cash to be provided by operations.

A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12, October 10, December 20, 2006 and April 12, 2007. We declared an increase in our quarterly cash dividend to $0.44 per share on May 23, 2007 and a subsequent quarterly cash dividend reflecting this increased amount was declared on October 12, 2007. In addition, we declared a special cash dividend in the amount of $3.00 per share on December 20, 2006. Prior to this, we had not paid any cash dividends since our inception. We intend to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Contractual Obligations and Commercial Commitments

To facilitate an understanding of our contractual obligations and commercial commitments, the following data is provided:

	Payments Due by Period

	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands of dollars)

Contractual Obligations:
Operating Leases	$40,666	$5,837	$10,138	$11,236	$13,455

Total Contractual Cash Obligations	$40,666	$5,837	$10,138	$11,236	$13,455

	Amount of Commitment Expiration Per Period

	Total	Within 1 year	2-3 years	4-5 years	After 5 years
	(in thousands of dollars)

Other Commercial Commitments:
Letters of Credit	$154	$—	$154	$—	$—

Total Commercial Commitments	$154	$—	$154	$—	$—

Restaurant Expansion

During the fiscal year ended September 29, 2007, we:

          —          converted our bar, Luna Lounge, at the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey, into a restaurant, Gallagher’s Burger Bar;

          —          expanded our operations at the Foxwoods Resort Casino by opening The Grill at Two Trees in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino, in Ledyard, Connecticut;

          —          began construction of a Mexican restaurant and lounge, Yolos, at the rethemed Planet Hollywood Casino in Las Vegas, Nevada; and

          —          began operating the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts.

We purchased the Durgin Park facility from the previous owner for $2,000,000 in cash and a $1,000,000 five year promissory note bearing interest at a rate of 7% per year.

Also during the fiscal year ended September 29, 2007, we entered into an agreement to design and lease a food court at the to be constructed MGM Grand Casino at the Foxwoods Resort Casino. The obligation to pay rent for this facility is not effective until the food court opens for business. We anticipate the food court will open during our third quarter of the 2008 fiscal year. All pre-opening expenses will be borne by outside investors who will invest in a limited liability company established to develop, construct, operate and manage the food court. We will be the managing member of this limited liability company and, through this limited liability company, we will lease and manage the operations of the food court in exchange for a monthly management fee equal to five-percent of the gross receipts of the food court.

Neither we nor any of our subsidiaries will contribute any capital to this limited liability company. None of the obligations of this limited liability company will be guaranteed by us and investors in this limited liability company will have no recourse against us or any of our assets.

The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening “shake out” period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. We incurred $129,000 in pre-opening expenses in fiscal 2007.

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

Recent Restaurant Dispositions and Charges

We entered into a sale and leaseback agreement with GE Capital in November 2000 to refinance the purchase of various restaurant equipment at our food and beverage facilities at Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada. In 2002, the operations at the Aladdin were abandoned. The lease matured in November 2005 and, in connection therewith, we made an unprovided for lump sum payment of $142,000 due under this lease. This lump sum payment was included in discontinued operations for the first quarter of fiscal 2006.

Our bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and we felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as “Vivid” on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility subsequently failed to reach a level sufficient to achieve the results we required and we have identified a buyer for this facility. As of December 31, 2005, we classified the assets and liabilities of this bar/nightclub facility as “held for sale” in accordance with SFAS No. 144 based on the fact that the facility has met the criteria under SFAS No. 144. Based on the offers made for this facility, we recorded an impairment charge of $537,000 during the first fiscal quarter of 2007. An additional impairment charge of $34,000 was recorded during the fourth fiscal quarter of 2007 as a result of the sale of the facility. We recorded operating losses of $188,000 and $486,000, respectively, during the fiscal years ended September 29, 2007 and September 30, 2006. The impairment charges and operating losses are included in discontinued operations.

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

On July 6, 2006, the landlord for the Vico’s Burrito’s fast food facility at the Venetian Casino Resort, General Growth Properties,notified us that the landlord was exercising an option granted to it pursuant to the lease for the facility to terminate the lease in exchange for the landlord providing us with the unamortized portion of the non-removable improvements located in the facility. On August 10, 2006, we and our landlord for this facility entered into a letter agreement pursuant to which the landlord agreed to pay us $200,000 for the unamortized portion of the non-removable improvements located in the facility.

During fiscal 2006, the landlord for our Metropolitan Café and one of our Columbus Bakery facilities notified us that he was planning on demolishing the building where these facilities are located and, therefore, would not be renewing these leases at the end of their term. The leases at these facilities terminated on October 1, 2006.

Also during fiscal 2006, we were approached by the Venetian Casino Resort who indicated that, due to the expansion of the Grand Canal Shoppes, our Lutece and Tsunami locations, as well as a portion of our Vivid location, in the Grand Canal Shoppes were desired by other tenants. The Venetian Casino Resort offered to purchase these locations from us for an aggregate of $14,000,000. After evaluating the offer, we determined that such offer made it advantageous for us to redeploy these assets. Effective December 1, 2006, our subsidiaries that leased each of our Lutece, Tsunami and Vivid locations at the Venetian Resort Hotel Casino in Las Vegas, Nevada, entered into an agreement to sell Lutece, Tsunami and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC for an aggregate of $14,000,000. Our Lutece location closed on December 3, 2006 and our Tsunami location closed on January 3, 2007. We realized a gain of $7,814,000 ($5,196,000 after taxes, or $1.45 per share) on the sale of these facilities. We recorded operating income of $34,000 for the fiscal year ended September 29, 2007. The gain on sale and income are included in discontinued operations.

As a result of the above mentioned sales or closures, we allocated $100,000 and $75,000 of goodwill to these restaurants and reduced goodwill by these amounts in fiscal 2007 and 2005, respectively.

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

Accounting for Goodwill and Other Intangible Assets

During 2001, the FASB issued FAS 142, which requires that for us, effective September 28, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. FAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit (the Company is being treated as one reporting unit) with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, we obtain appraisals from independent valuation firms. In addition to the use of independent valuation firms, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy no impairment charges were recorded during the fiscal years ended 2007, 2006 and 2005.

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

The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized during fiscal 2006 includes amortization related to the remaining unvested portion of stock awards granted prior to October 2, 2005, 105,000 options were granted during fiscal 2007. No options were granted during fiscal year 2006.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) has recently issued the following accounting pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109”(“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

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

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures. Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of September 29, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See Part I, Item 4. “Executive Officers of the Registrant.” Other information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

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

3.1

Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983, incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002 (“2002 10-K”).

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

3.5

Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1

Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1994 (“1994 10-K”).

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

10.4

Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

10.5

Ark Restaurants Corp. 1996 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 (Amendment No. 1) filed on March 16, 2001.

10.6

Lease Agreement dated May 17, 1996 between New York-New York Hotel, LLC, and Las Vegas America Corp., incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1998 (the “1998 10-K”).

10.7	Lease Agreement dated May 17, 1996 between New York-New York Hotel, LLC, and Las Vegas Festival Food Corp., incorporated by reference to Exhibit 10.7 to the 1998 10-K.

10.8	Lease Agreement dated May 17, 1996 between New York-New York Hotel, LLC, and Las Vegas Steakhouse Corp., incorporated by reference to Exhibit 10.8 to the 1998 10-K.

10.9

Amendment dated August 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”).

10.10

Amendment dated November 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.10 to the 2000 10-K.

10.11

Amendment dated November 1, 2001 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001 (the “2001 10-K”).

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

10.15

Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

	14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

16

Letter from Deloitte & Touche LLP regarding change in certifying accountants, incorporated by reference from the exhibit included with our Current Report on Form 8-K filed with the SEC on January 15, 2004 and our Current Report on Form 8-K/A filed with the SEC on January 16, 2004.

	*21	Subsidiaries of the Registrant.

	*23	Consent of J.H. Cohn LLP.

	*31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

	*31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

	*32	Section 1350 Certification

(b)	Reports	Report on Form 8-K dated December 20, 2006
on
	Form	Report on Form 8-K dated February 13, 2007
8-K
Report on Form 8-K dated April 12, 2007

Report on Form 8-K dated May 15, 2007

Report on Form 8-K dated May 23, 2007

Report on Form 8-K dated July 25, 2007

Report on Form 8-K dated August 13, 2007

Report on Form 8-K dated September 19, 2007

Report on Form 8-K dated September 20, 2007

Report on Form 8-K dated October 12, 2007

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended September 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ark Restaurants Corp. and Subsidiaries as of September 29, 2007 and September 30, 2006, and their consolidated results of operations and cash flows for each of the three years in the period ended September 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2006.

/s/ J.H. Cohn LLP

Jericho, New York
December 21, 2007

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 29, 2007	September 30, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,009	$7,671
Short-term investments in available-for-sale securities	9,201	—
Accounts receivable	2,657	2,587
Related party receivables, net	1,318	1,446
Employee receivables	316	394
Current portion of long-term receivables	114	131
Inventories	1,410	1,675
Prepaid expenses and other current assets	649	700
Assets held for sale	1,120	1,657

Total current assets	20,794	16,261

LONG-TERM RECEIVABLES	352	1,025

FIXED ASSETS - At cost:
Leasehold improvements	27,094	34,807
Furniture, fixtures and equipment	25,692	28,408
Construction in progress	1,142	159

	53,928	63,374
Less accumulated depreciation and amortization	33,880	39,230

FIXED ASSETS - Net	20,048	24,144
INTANGIBLE ASSETS - Net	80	100
GOODWILL	5,107	3,440
TRADEMARKS	721	—
DEFERRED INCOME TAXES	4,763	6,305
OTHER ASSETS	316	845

TOTAL	$52,181	$52,120

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$2,404	$2,193
Accrued expenses and other current liabilities	5,503	4,218
Accrued income taxes	1,135	1,452
Current portion of note payable	181	—

Total current liabilities	9,223	7,863
OPERATING LEASE DEFERRED CREDIT	3,771	4,203
NOTE PAYABLE	704	—
OTHER LIABILITIES	229	301

TOTAL LIABILITIES	13,927	12,367

LIMITED PARTNER INTEREST IN VARIABLE INTEREST ENTITY	164	—

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,667shares and 5,632 shares at September 29, 2007 and September 30, 2006, respectively	57	57
Additional paid-in capital	21,756	20,403
Accumulated other comprehensive income	49	—
Retained earnings	24,780	27,845

	46,642	48,305
Less stock option receivable	(166)	(166)
Less treasury stock of 2,070 shares at September 29, 2007 and September 30, 2006	(8,386)	(8,386)

Total shareholders’ equity	38,090	39,753

TOTAL	$52,181	$52,120

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended

	September 29, 2007	September 30, 2006	October 1, 2005

REVENUES:
Food and beverage sales	$122,062	$108,096	$105,231
Other income	2,145	2,423	1,826

Total revenues	124,207	110,519	107,057

COST AND EXPENSES:
Food and beverage cost of sales	32,058	27,942	26,991
Payroll expenses	37,746	35,213	33,307
Occupancy expenses	16,288	16,129	15,546
Other operating costs and expenses	15,012	13,330	12,496
General and administrative expenses	9,046	7,231	7,318
Depreciation and amortization	2,721	2,534	2,305

Total cost and expenses	112,871	102,379	97,963

OPERATING INCOME	11,336	8,140	9,094

OTHER (INCOME) EXPENSE:
Interest expense	65	8	16
Interest income	(417)	(90)	(100)
Other income	(805)	(714)	(672)

Total other income	(1,157)	(796)	(756)

Income from continuing operations before provision for income taxes and limited partner interest in variable interest entity	12,493	8,936	9,850
Provision for income taxes	3,853	2,965	3,046
Limited partner interest in income of variable interest entity	(236)	—	—

INCOME FROM CONTINUING OPERATIONS	8,404	5,971	6,804

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued restaurants (includes net gain on disposal of $7,814 for the year ended September 29, 2007)	7,090	(1,124)	(326)
Provision (benefit) for income taxes	2,481	(373)	(101)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	4,609	(751)	(225)

NET INCOME	$13,013	$5,220	$6,579

PER SHARE INFORMATION - BASIC AND DILUTED:

Income from continuing operations	$2.34	$1.72	$1.98
Discontinued operations	1.29	(0.22)	(0.06)

BASIC	$3.63	$1.50	$1.92

Income from continuing operations	$2.33	$1.68	$1.92
Discontinued operations	1.28	(0.21)	(0.07)

DILUTED	$3.61	$1.47	$1.85

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	3,582	3,472	3,436

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	3,607	3,548	3,555

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended

	September 29, 2007	September 30, 2006	October 1, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,013	$5,220	$6,579
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,542	(996)	187
Stock-based compensation	408	748	—
Depreciation and amortization	2,721	3,778	3,694
Gain on disposal of discontinued operation	(7,814)	—	—
Impairment loss on assets held for sale of discontinued operations	537	—	—
Limited partner interest in income of consolidated variable interest entity	235	—	—
Operating lease deferred credit	(339)	23	(21)
Changes in operating assets and liabilities:
Accounts receivable	(70)	(217)	(826)
Related party receivables	128	(995)	176
Employee receivables	78	(100)	36
Inventories	30	(60)	116
Prepaid expenses and other current assets	51	1,019	198
Other assets	148	(116)	43
Accounts payable - trade	211	(547)	510
Accrued income taxes	(317)	448	(583)
Accrued expenses and other current liabilities	1,285	(538)	(25)
Cash received from landlord	—	3,000	—

Net cash provided by continuing operating activities	11,847	10,667	10,084
Net cash provided by (used in) discontinued operating activities	(83)	(157)	(163)

Net cash provided by operating activities	11,764	10,510	9,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,655)	(5,352)	(4,252)
Proceeds from sale of discontinued operation	14,000	—	—
Purchases of investment securities	(29,189)	—	—
Proceeds from sales of investment securities	20,037	—	—
Payment for purchase of Durgin Park	(2,000)	—	—
Payments received on long-term receivables	690	418	416

Net cash used in continuing investing activities	(117)	(4,934)	(3,836)
Net cash used in discontinued investing activities	—	—	(400)

Net cash used in investing activities	(117)	(4,934)	(4,236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit on exercise of stock options	81	595	—
Principal payments on note payable	(115)	—	(251)
Dividends paid	(16,078)	(4,847)	(4,801)
Exercise of stock options	864	624	457
Payments received on stock option receivable	—	—	198
Distributions to limited partners of consolidated variable interest entity	(61)	—	—

Net cash used in financing activities	(15,309)	(3,628)	(4,397)

NET INCREASE (DECREASE) IN CASH	(3,662)	1,948	1,288
CASH AND CASH EQUIVALENTS, Beginning of year	7,671	5,723	4,435

CASH AND CASH EQUIVALENTS, End of year	$4,009	$7,671	$5,723

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$64	$8	$25

Income taxes	$5,969	$2,136	$3,341

Non-cash financing activity:
Debt incurred in connection with acquisition	$1,000	$—	$—

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHODLERS’ EQUITY
YEARS ENDED SEPTEMBER 29, 2007, SEPTEMBER 30, 2006 AND OCTOBER 1, 2005
(In Thousands)

				Accumulated Other Comprehensive Income
	Common Stock							Total Shareholders’ Equity
			Additional Paid- In Capital		Retained Earnings	Stock Option Receivable	Treasury Stock
	Shares	Amount

BALANCE - October 2, 2004	5,462	$54	$17,202	$—	$25,694	$(364)	$(8,386)	$34,200

Exercise of stock options	71	2	455	—	—	—	—	457
Tax benefit on exercise of stock options	—	—	780	—	—	—	—	780
Payment on stock options receivables	—	—	—	—	—	198	—	198
Payment of dividends - $1.40 per share	—	—	—	—	(4,801)	—	—	(4,801)
Net income	—	—	—	—	6,579	—	—	6,579

BALANCE - October 1, 2005	5,533	56	18,437	—	27,472	(166)	(8,386)	37,413

Exercise of stock options	99	1	623	—	—	—	—	624
Tax benefit on exercise of stock options	—	—	595	—	—	—	—	595
Stock-based compensation	—	—	748	—	—	—	—	748
Payment of dividends - $1.40 per share	—	—	—	—	(4,847)	—	—	(4,847)
Net income	—	—	—	—	5,220	—	—	5,220

BALANCE - September 30, 2006	5,632	57	20,403	—	27,845	(166)	(8,386)	39,753

Exercise of stock options	35	—	864	—	—	—	—	864
Tax benefit on exercise of stock options	—	—	81	—	—	—	—	81
Stock-based compensation	—	—	408	—	—	—	—	408
Payment of dividends - $4.49 per share	—	—	—	—	(16,078)	—	—	(16,078)
Unrealized gain on available-for-sale securities	—	—	—	49	—	—	—	49
Net income	—	—	—	—	13,013	—	—	13,013

BALANCE - September 29, 2007	5,667	$57	$21,756	$49	$24,780	$(166)	$(8,386)	$38,090

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED SEPTEMBER 29, 2007, SEPTEMBER 30, 2006 AND OCTOBER 1, 2005

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ark Restaurants owns and operates 23 restaurants and bars, 24 fast food concepts, catering operations and wholesale and retail bakeries. Seven restaurants are located in New York City, four are located in Washington, D.C., five are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, three are located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in Boston, Massachusetts. The Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and nine food court concepts; one bar within the Venetian Casino Resort as well as three food court concepts. In Las Vegas, the Company also owns and operates one restaurant within the Forum Shops at Caesar’s Shopping Center. The Company manages two fast food courts in Florida consisting of five fast food facilities in Tampa, Florida and eight fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino operated by the Seminole Indian Tribe at these locations. In Atlantic City, New Jersey, the Company operates a restaurant and a bar in the Resorts Atlantic City Hotel and Casino. In Boston, Massachusetts, the Company operates a restaurant in the Faneuil Hall Marketplace.

Accounting Period—The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005 included 52 weeks.

Significant Estimates—In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company’s financial statements include allowances for potential bad debts on receivables, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and other matters.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries, partnerships and other entities in which it has a controlling interest. Also included in the consolidated condensed financial statements are certain variable interest entities, as discussed below. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications—Certain reclassifications of prior year balances have been made to conform to the current year presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated financial statements. Accordingly, the Company has reclassified its statements of operations and cash flow data for the prior periods presented, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). These dispositions are discussed below in “Recent Restaurant Dispositions.”

Consolidation of Variable Interest Entities — In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 presumes that a general partner controls a limited partnership and therefore should consolidate the partnership. This presumption can be overcome of the limited partners have kick-out or substantive participating rights. EITF 04-5 was effective for the Company’s quarter ended December 30, 2006 and accordingly management has made an assessment of the limited partnership or similar entities that the Company provides management services to where it is also the general partner in the entity that owns the property. Effective October 1, 2006 the Company determined that one of its managed restaurants, El Rio Grande (“Rio”), should be presented on a consolidated basis in accordance with EITF 04-5 and as a result included Rio in its consolidated financial statements. The impact of such consolidation was not material to the Company’s consolidated financial position or results of operations for any period presented.

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

Accounts Receivable—Accounts receivable is primarily composed of normal business receivables such as credit card receivables that are paid off in a short period of time.

Inventories—Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of food and beverages, merchandise for sale and other supplies.

Revenue Recognition—The Company-owned restaurant sales are composed almost entirely of food and beverage sales. The Company records revenue at the time of the purchase of products by customers.

Management fees, which are included in Revenues – Other Income, are related to the Company’s managed restaurants and are based on either gross restaurant sales or cash flow. The Company recognizes management fee income in the period sales are made or cash flow is generated.

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

Fixed Assets—Leasehold improvements and furniture, fixtures and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to seven years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 30 years. For leases with renewal periods at the Company’s option, if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives.

The Company includes in construction in progress improvements in restaurants that are under construction. Once the projects have been completed, the Company will begin depreciating and amortizing the assets. Start-up costs incurred during the construction period of restaurants, including rental of premises, training and payroll, are expensed as incurred.

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that carrying values and useful lives continue to be appropriate.

For the years ended September 29, 2007, September 30, 2006 and October 1, 2005, no impairment charges were deemed necessary.

Intangible Assets, Goodwill and Trademarks—Intangible assets consist primarily of goodwill, trademarks, purchased leasehold rights and noncompete agreements. Trademarks acquired in connection with the Durgin Park acquisition (see Note 2) are considered to have an indefinite life and are not being amortized. As of September 29, 2002, the Company adopted the provisions of SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. This statement requires that for goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, the Company cease amortization. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit (the Company is being treated as one reporting unit) with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company obtains appraisals from independent valuation firms. In addition to the use of independent valuation firms, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), a discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy, no impairment charges were recorded during the fiscal years ended 2007, 2006 and 2005.

Costs associated with acquiring leases and subleases, principally purchased leasehold rights, have been capitalized and are being amortized on the straight-line method based upon the initial terms of the applicable lease agreements, which range from 9 to 20 years.

Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period, typically five years.

Amortization expense for intangible assets not including goodwill was $20,000, $29,000 and $28,000 for fiscal years ended 2007, 2006 and 2005, respectively.

Leases—The Company is obligated under various lease agreements for certain restaurants. The Company recognizes rent expense on a straight-line basis over the expected lease term, including option periods as described below. Within the provisions of certain leases there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes option periods when it is deemed to be reasonably assured that the Company would incur an economic penalty for not exercising the option. Percentage rent expense is generally based upon sales levels and is expensed as incurred. Certain leases include both base rent and percentage rent. The Company records rent expense on these leases based upon reasonably assured sales levels. The consolidated financial statements reflect the same lease terms for amortizing leasehold improvements as were used in calculating straight-line rent expense for each restaurant. The judgments of the Company may produce materially different amounts of amortization and rent expense than would be reported if different lease terms were used.

Operating Lease Deferred Credit—Several of the Company’s operating leases contain predetermined increases in the rentals payable during the term of such leases. For these leases, the aggregate rental expense over the lease term is recognized on a straight-line basis over the lease term. The excess of the expense charged to operations in any year and amounts payable under the leases during that year are recorded as deferred credits that reverse over the lease term.

Occupancy Expenses—Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.

Income Taxes—Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income Per Share of Common Stock—Basic net income per share is computed in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share, and is calculated on the basis of the weighted average number of common shares outstanding during each period. Diluted net income per share reflects the additional dilutive effect of potentially dilutive shares (principally those arising from the assumed exercise of stock options).

Share-based Compensation—Effective October 2, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 2, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, prior to October 2, 2005, no compensation expense has been recognized for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Upon adoption of SFAS 123R, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the options granted on December 21, 2004, which were unvested at the time of the adoption of SFAS 123R, included a risk free interest rate of 3.37%, volatility of 37%, a dividend yield of 3% and an expected life of three years.

On October 2, 2005, the Company adopted SFAS 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized during fiscal 2006 includes amortization related to the remaining unvested portion of stock awards granted prior to October 2, 2005. During fiscal year 2007, the Company granted options to purchase 105,000 shares of common stock at an exercise price of $32.15. No options were granted during fiscal year 2006.

Prior to the adoption of SFAS 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as an operating cash outflow and a financing cash inflow.

Compensation cost charged to operations for the fiscal years ended 2007 and 2006 for share-based compensation programs was $408,000 and $748,000, before tax benefits of $139,000 and $256,000, respectively. The compensation cost recognized is classified as payroll expense in the consolidated statements of operations.

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FAS 123R-3”). The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R-3. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

A summary of stock option activity is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding as September 30, 2006	202,000	$28.68	$8.06	7.91
Granted	105,000	$32.15	$10.94	9.23
Exercised	(35,500)	$24.25	$6.76	—

Outstanding at September 29, 2007	271,500	$30.59	$9.22	8.01	$1,695,195

Exercisable at September 29, 2007	166,500	$29.60	$8.13	7.23	$1,203,795

Had the Company accounted for its share-based awards under the fair value method for the fiscal year ended October 1, 2005 the impact on its financial statements would have been as follows:

Year Ended

October 1, 2005

(In thousands, except per share amounts)

Net income as reported	$6,579

Deduct share-based compensation expense computed under the fair value method	494

Net income - pro forma	$6,085

Net income per share as reported - basic	$1.92
Net income per share as reported - diluted	$1.85

Net income per share pro forma - basic	$1.77
Net income per share pro forma - diluted	$1.71

As of September 29, 2007, there was approximately $846,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately three years.

The Company, generally, issues new shares upon the exercise of employee stock options.

Recently Issued Accounting Pronouncements—In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is required to adopt the provisions of FIN 48 during fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for all financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). These new standards will significantly change the accounting for and reporting for business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of adopting SFAS 141(R) and SFAS 160 on our consolidated financial statements.

2.	ACQUISITION

On January 8, 2007, the Company acquired the operating assets and leasehold for the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts for $2,000,000 in cash and a $1,000,000 five year promissory note bearing interest at a rate of 7% per year.

The following summarizes the estimated fair values of the assets acquired at the acquisition date:

Fixed Assets	$513

Trademarks	721

Goodwill	1,766

Total Purchase Price	$3,000

The difference between the aggregate purchase price and fair value of the assets acquired has been recorded as goodwill and trademarks based on a valuation of the assets acquired.

Unaudited pro forma financial information has not been presented as it has been deemed immaterial to the financial position, results of operations and cash flows by management.

3.	RECENT RESTAURANT DISPOSITIONS

In November 2000 the Company entered into a sale and leaseback agreement to refinance the purchase of various restaurant equipment at its food and beverage facilities at Desert Passage, the retail complex at the Aladdin Resort & Casino in Las Vegas, Nevada. In 2002, the operations at the Aladdin were abandoned. During fiscal 2006 the Company made an unprovided for lump sum payment of $142,000 due under this lease which is included in discontinued operations for fiscal year 2006.

The Company’s bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and the Company felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as “Vivid” on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility failed to reach the level sufficient to achieve the results the Company required. As of December 31, 2005, the Company classified the assets and liabilities of this facility as “held for sale” in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) based on the fact that the facility has met the criteria for such under SFAS 144. The Company recorded impairment charges of $571,000 during fiscal 2007 as a result of the sale of this facility. The Company recorded net operating losses of $188,000 and $486,000 for the fiscal years ended September 29, 2007 and September 30, 2006, respectively. The impairment charges and operating losses are included in discontinued operations.

On July 6, 2006, the landlord for the Vico’s Burrito’s fast food facility at the Venetian Casino Resort notified the Company that they were exercising their option to terminate the lease in exchange for the landlord providing the Company with the unamortized portion of the non-removable improvements located in the facility. On August 10, 2006, the Company entered into a letter agreement pursuant to which the landlord agreed to pay $200,000 for the unamortized portion of the non-removable improvements located in the facility. The Company realized a loss on the closure of this restaurant of $70,000 which is included in discontinued operations. Operating income of $35,000 and operating losses of $425,000 is included in discontinued operations for the fiscal years ended September 29, 2007 and September 30, 2006, respectively.

During 2006, the Company was approached by the Venetian Casino Resort who indicated that, due to the expansion of the Grand Canal Shoppes, the Company’s Lutece and Tsunami locations, as well as a portion of the Company’s Vivid location, in the Grand Canal Shoppes were desired by other tenants. The Venetian Casino Resort offered to purchase these locations from the Company for an aggregate of $14,000,000. After evaluating the offer, the Company determined that such offer made it advantageous for the Company to redeploy these assets. Effective December 1, 2006, the Company’s subsidiaries that leased each of Lutece, Tsunami and Vivid locations at the Venetian Resort Hotel Casino in Las Vegas, Nevada, entered into an agreement to sell Lutece, Tsunami and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC for an aggregate of $14,000,000. The Company’s Lutece location closed on December 3, 2006 and the Company’s Tsunami location closed on January 3, 2007. The Company realized a gain of $7,814,000 ($5,196,000 after taxes, or $1.45 per share) on the sale of these facilities. In addition, the gain was reduced by an allocation of goodwill in the amount of $100,000. The Company recorded operating income of $34,000 and losses of $425,000 fiscal years of 2007 and 2006, respectively, for both facilities. The gain on sale and losses are included in discontinued operations.

In accordance with SFAS 144, all prior years included in the accompanying consolidated statements of operations and cash flows have been reclassified to separately show the results of operations and cash flows of discontinued operations. Total revenues of discontinued operations were $2,686,000, $6,609,000 and $10,190,000 in fiscal years 2007, 2006 and 2005, respectively.

4.	INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major type and class at September 29, 2007 are as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

At September 29, 2007

Available for sales short-term:

Government debt securities	$3,130	$14	$—	$3,144
Corporate debt securities	5,427	35	—	5,462

	$8,557	$49	$—	$8,606

At September 29, 2007

Available for sales long-term:

Corporate debt securities	$595	$—	$—	$595

	$595	$—	$—	$595

5.	LONG-TERM RECEIVABLES

Long-term receivables consist of the following:

	September 29, 2007	September 30, 2006
	(In thousands)

Note receivable collateralized by fixed assets and lease at a restaurant sold by the Company, at 8% interest; due in monthly installments through December 2006 (a)	$—	$23

Note receivable collateralized by fixed assets and lease at a restaurant sold by the Company, at 7.5% interest; due in monthly installments through December 2008 (b)	—	558

Note receivable collateralized by fixed assets and lease at a restaurant sold by the Company, at 6% interest, due in monthly installments through June 2011 (c)	466	575

	466	1,156

Less current portion	114	131

	$352	$1,025

(a)	In December 1996, the Company sold a restaurant for $900,000. Cash of $50,000 was received on sale and the balance was paid in full during fiscal 2007.

(b)

In October 1997, the Company sold a restaurant for $1,750,000, of which $200,000 was paid in cash and the balance was due in monthly installments under the terms of two notes bearing interest at 7.5%. One note, with an initial principal balance of $400,000, was paid in 24 monthly installments of $19,000 through April 2000. The second note, with an initial principal balance of $1,150,000, was paid in full during fiscal 2007.

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

The carrying value of the Company’s long-term receivables approximates their current aggregate fair value.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 29, 2007	September 30, 2006
	(In thousands)

Purchased leasehold rights (a)	$2,377	$490
Noncompete agreements and other	412	483

	2,789	973

Less accumulated amortization	2,709	873

Total intangible assets	$80	$100

(a)	Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

7.	GOODWILL AND TRADEMARKS

Goodwill is the excess of cost over fair market value of tangible and intangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Trademarks, which have indefinite lives, are not currently amortized and are tested for impairment annually or when facts or circumstances indicate a possible impairment as a result of a continual decline in performance or as a result of fundamental changes in a market.

8.	OTHER ASSETS

Other assets consist of the following:

	September 29, 2007	September 30, 2006
	(In thousands)

Deposits and other	$316	$465
Landlord receivable (a)	—	380

	$316	$845

(a)

This balance represents certain costs paid by the Company on behalf of a landlord, which under an agreement with the landlord was to be used as a future offset to contingent rent payments for certain Las Vegas restaurants. The balance was written off in connection with the sale of these restaurants.

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 29, 2007	September 30, 2006
	(In thousands)

Sales tax payable	$694	$696
Accrued wages and payroll related costs	1,355	1,094
Customer advance deposits	1,666	1,120
Accrued and other liabilities	1,788	1,308

	$5,503	$4,218

10.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2021. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurants’ sales in excess of stipulated amounts at such facility.

          As of September 29, 2007, future minimum lease payments under noncancelable leases are as follows:

Fiscal Year	Amount (In thousands)

2008	$5,837
2009	5,231
2010	4,907
2011	4,993
2012	6,243
Thereafter	13,455

Total minimum payments	$40,666

In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $466,000 as security deposits under such leases.

Rent expense was $12,408,000, $12,299,000 and $11,978,000 during the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively. Contingent rentals, included in rent expense, were $4,353,000, $4,392,000, and $4,160,000 for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively.

In August 2004, the Company entered into a lease agreement to operate a Gallagher’s Steakhouse and separate bar, Luna Lounge, at the Resorts International Hotel and Casino in Atlantic City, New Jersey. In connection with this lease the landlord contributed $3,000,000 towards the construction of these facilities. The Company received the $3,000,000 during the fiscal year ended September 30, 2006. As a result of cost overruns the landlord provided the Company with a rent credit which totaled $500,000. These amounts are included in the Operating Lease Deferred Credit Liability and are credited to income over the remaining life of the related lease on a straight-line basis.

In September 2006, the Company entered into an agreement to lease space for a Mexican restaurant, Yolos, at the Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada. Lease payments do not commence until construction of this restaurant is completed. This restaurant is expected to open during the first fiscal quarter of 2008.

The future minimum lease payments from the above noted leases are included in the above schedule.

Legal Proceedings—In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker’s compensation claims, which are generally handled by the Company’s insurance carriers.

The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. The Company does not believe that any of such suits will have a materially adverse effect upon the Company’s consolidated financial statements.

Other—The Company’s tax return for the fiscal year ended September 30, 2006 is currently under audit by the Internal Revenue Service. The Company’s tax returns for the fiscal years ended September 30, 2006 and October 1, 2005 are currently under audit by New York State. The Company expects no material adjustments will result from these examinations.

11.	COMMON STOCK REPURCHASE PLAN

In August 2006, the Company authorized the repurchase of up to $4,000,000 of the Company’s outstanding common stock which may be acquired in open market purchases over the twelve months following the date of the authorization. For the fiscal years ended September 29, 2007 and September 30, 2006, there were no repurchases of common stock.

12.	STOCK OPTIONS

The Company has options outstanding under two stock option plans, the 1996 Stock Option Plan (the “1996 Plan) and the 2004 Stock Option Plan (the “2004 Plan”). In 2004 the Company terminated the 1996 Plan. This action terminated the 257,000 authorized but unissued options under the 1996 Plan but it did not affect any of the options previously issued under the 1996 Plan.

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

Options granted under the 2004 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant. During fiscal 2005, options to purchase 194,000 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. During fiscal 2007, options to purchase 105,000 shares of common stock were granted and are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the grant date.

Additional information as of the end of each respective fiscal year is as follows:

	2007		2006		2005

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	202,000	$28.68	301,000	$21.32	178,000	$7.91

Options:
Granted	105,000	32.15	—	—	194,000	29.60
Exercised	(35,500)	24.35	(99,000)	6.30	(71,000)	6.47
Canceled or expired	—		—		—

Outstanding, end of year (a)	271,500	30.59	202,000	28.68	301,000	21.32

Exercise price, outstanding options	$29.60 - 32.15		$6.30 - 29.60		$6.30 - 29.60

Weighted average years	8.01 Years		7.91 Years		6.38 Years

Shares available for future grant (b)	151,000		256,000		256,000

Options exercisable (a)	166,500	29.60	105,000	27.82	107,000	6.30

Fair value of options granted	105,000	10.94	—		194,000	8.13

(a)	Options become exercisable at various times expiring through 2016.

(b)

The 2004 Stock Option Plan, which was approved by shareholders, is the Company’s only equity compensation plan currently in effect. Under the 2004 Stock Option Plan, 450,000 options were authorized for future grant and 194,000 of these options were issued during fiscal 2005. During fiscal 2007, the Company issued an additional 105,000 of these options. The Company, with the approval of the shareholders, terminated the 1996 Stock option Plan. This action terminated the 257,000 authorized but unissued options under the 1996 Stock Option Plan but it did not affect any of the options previously issued under the 1996 Stock Option Plan.

13.	MANAGEMENT FEE INCOME

As of September 29, 2007, the Company provides management services to two fast food courts and two restaurants it does not own. In accordance with the contractual arrangements, the Company earns management fees based on gross sales or cash flow as defined by the agreements. Management fee income relating to these services was $1,929,000, $1,980,000 and $1,568,000 for the years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively. Such amount for the year ended September 29, 2007 included $629,000 for management fees and $1,300,000 for profit distributions. Such amount for the year ended September 30, 2006 included $932,000 for management fees and $1,048,000 for profit distributions. Such amount for the year ended October 1, 2005 included $851,000 for management fees and $717,000 for profit distributions.

Receivables from managed restaurants, classified as Related Party receivable in the accompanying consolidated balance sheets, were $1,318,000 and $1,446,000 at September 29, 2007 and September 30, 2006, respectively. Such amount at September 29, 2007 included $206,000 for management fees and $1,112,000 for expense advances. Such amount at September 30, 2006 included $161,000 for management fees, $250,000 for profit distributions and $1,035,000 for expense advances.

Managed restaurants had sales of $20,514,000, $16,377,000 and $12,105,000 during the management periods within the years ended September 29, 2007, September 30, 2006 and October 1, 2005, respectively, which are not included in consolidated net sales of the Company.

14.	INCOME TAXES

The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each subsidiary on a nonconsolidated basis. For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary’s income.

The provision (benefit) for income taxes attributable to continuing and discontinued operations consists of the following:

	Years Ended

	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)

Current provision:
Federal	$4,579	$2,985	$2,189
State and local	213	603	569

	4,792	3,588	2,758

Deferred provision (benefit):
Federal	1,166	(967)	413
State and local	376	(29)	(226)

	1,542	(996)	187

	$6,334	$2,592	$2,945

The provision for income taxes differs from the amount computed by applying the Federal statutory rate due to the following:

	Years Ended

	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)

Provision at Federal statutory rate (35% in 2007 and 34% in 2006 and 2005)	$6,845	$2,656	$3,238

State and local income taxes net of Federal tax benefit	341	502	309

Tax credits	(819)	(484)	(514)

State and local net operating loss carryforward allowance adjustment	27	(134)	(125)

Other	(60)	52	37

	$6,334	$2,592	$2,945

Deferred tax assets or liabilities are established for: (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of items comprising the Company’s net deferred tax asset are as follows:

	September 29, 2007	September 30, 2006
	(In thousands)

Long-term deferred tax assets (liabilities):
Operating loss carryforwards	$2,330	$2,513
Operating lease deferred credits	1,497	1,407
Carryforward tax credits	777	2,574
Depreciation and amortization	(44)	53
Deferred gains	(266)	(416)
Valuation allowance	(252)	(224)
Deferred compensation	632	284
Pension withdrawal liability	89	114

Total long-term net deferred tax assets	4,763	6,305

Total net deferred tax assets	$4,763	$6,305

A valuation allowance for deferred taxes is required if, based on the evidence, it is more likely than not that some of the deferred tax assets will not be realized. The Company believes that uncertainty exists with respect to future realization of certain operating loss carryforwards, related to state taxes, and operating lease deferred credits. Therefore, the Company provided a valuation allowance of $252,000 and $224,000 at September 29, 2007 and September 30, 2006, respectively. The Company decreased its allowance for the utilization of the deferred tax asset arising from state and local operating loss carryforwards by $134,000 and $125,000 for the years ended September 30, 2006 and October 1, 2005, respectively, based on the merger of certain unprofitable subsidiaries into profitable ones. The Company has state operating loss carryforwards of $19,576,000, which expire in the years 2007 through 2020.

During the fiscal year ended September 30, 2006, the Company agreed to a settlement with the Internal Revenue Service which covered fiscal years ended October 2, 1999 through October 2, 2004. The final adjustments primarily related to the timing of deductions made during the fiscal year ended September 28, 2003 relating to the abandonment of the Company’s restaurant and food court operations at Desert Passage which adjoins the Aladdin Casino Resort in Las Vegas, Nevada. This settlement did not have a material effect on the Company’s consolidated financial condition.

15.	OTHER INCOME

Other income consists of the following:

	Years Ended

	September 29, 2007	September 30, 2006	October 1, 2005
	(In thousands)

Purchasing service fees	$76	$60	$41
Other	729	654	631

	$805	$714	$672

16.	INCOME PER SHARE OF COMMON STOCK

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended September 29, 2007, September 30, 2006 and October 1, 2005 follows:

	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount

	(In thousands, except per share amounts)

Year ended September 29, 2007:
Basic EPS	$13,013	3,582	$3.63
Stock options	—	25	(0.02)

Diluted EPS	$13,013	3,607	$3.61

Year ended September 30, 2006:
Basic EPS	$5,220	3,472	$1.50
Stock options	—	76	(0.03)

Diluted EPS	$5,220	3,548	$1.47

Year ended October 1, 2005:
Basic EPS	$6,579	3,436	$1.92
Stock options	—	119	(0.07)

Diluted EPS	$6,579	3,555	$1.85

For the fiscal years ended September 29, 2007 and October 1, 2005 all outstanding stock options were included in the computation of diluted EPS. For the year ended September 30, 2006, stock options for 194,000 shares were not included in the computation of diluted EPS because to do so would have been antidilutive.

17.	QUARTERLY INFORMATION (UNAUDITED)

The following tables set forth certain unaudited results of operations for each quarter during 2007 and 2006. The unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments which management considers necessary for a fair presentation of the financial data shown. The operating results for any quarter are not necessarily indicative of the results to be attained for any future period. Basic and diluted earnings (loss) per share are computed independently for each of the periods presented. Accordingly, the sum of the quarterly earnings (loss) per share may not agree to the total for the year.

The quarterly financial results for the fiscal quarter ended December 30, 2006 as presented, differ from the Company’s previously filed 10Q as they do not separately disclose a cummulative effect of a change in accounting principle. This amount is deemed immaterial to the financial statements and has been included with income from continuing operations.

	Fiscal Quarters Ended

	December 30, 2006	March 31, 2007	June 30, 2007	September 29, 2007
	(In thousands except per share amounts)

2007

Revenues	$28,202	$25,867	$36,064	$34,074

Income from continuing operations	$1,831	$447	$3,520	$2,606
Income (loss) from discontinued operations	4,759	(69)	(49)	(32)

Net income	$6,590	$378	$3,471	$2,574

Per share information - basic and diluted:

Continuing operations basic	$0.51	$0.13	$0.98	$0.73
Discontinued operations basic	1.33	(0.02)	(0.01)	(0.01)

Net basic	$1.84	$0.11	$0.97	$0.72

Continuing operations diluted	$0.51	$0.12	$0.97	$0.72
Discontinued operations diluted	1.33	(0.02)	(0.01)	(0.01)

Net diluted	$1.84	$0.10	$0.96	$0.71

	Fiscal Quarters Ended

	December 31, 2005	April 1, 2006	July 1, 2006	September 30, 2006
	(In thousands except per share amounts)

2006

Revenues	$25,963	$24,120	$31,085	$29,351

Income from continuing operations	$1,307	$124	$2,625	$1,914
Income (loss) from discontinued operations	(391)	(275)	(137)	53

Net income (loss)	$916	$(151)	$2,488	$1,967

Per share information - basic and diluted:

Continuing operations basic	$0.37	$0.04	$0.76	$0.55
Discontinued operations basic	(0.11)	(0.08)	(0.04)	0.01

Net basic	$0.26	$(0.04)	$0.72	$0.56

Continuing operations diluted	$0.37	$0.04	$0.74	$0.54
Discontinued operations diluted	(0.11)	(0.08)	(0.04)	0.01

Net diluted	$0.26	$(0.04)	$0.70	$0.55

18.	STOCK OPTION RECEIVABLES

Stock option receivables include amounts due from officers and directors totaling $166,000 at September 29, 2007 and September 30, 2006. Such amounts which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan are payable on demand with interest (8.25% at September 29, 2007 and September 30, 2006).

19.	RELATED PARTY TRANSACTIONS

Receivables due from officers and directors, excluding stock option receivables, totaled $37,000 at September 29, 2007 and September 30, 2006. Other employee loans totaled $279,000 at September 29, 2007 and $357,000 at September 30, 2006. Such loans bear interest at the minimum statutory rate (4.88% at September 29, 2007 and 4.96% at September 30, 2006).

Receivables due from unconsolidated restaurants, totaled $1,318,000 net of an allowance of $174,000 at September 29, 2007 and $1,446,000 with no allowance at September 30, 2006.

20.	SUBSEQUENT EVENTS

On December 1, 2007 the Company completed the sale of its Vivid facility at the Venetian Casino Resort in Las Vegas, Nevada, for an aggregate of $1,120,000.

******

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

	By:	/s/Michael Weinstein

Michael Weinstein
President and Chief Executive Officer

Date: December 28, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Weinstein	Chairman of the Board	December 28, 2007
and Chief Executive Officer
(Michael Weinstein)

/s/Vincent Pascal	Senior Vice President	December 28, 2007
and Director
(Vincent Pascal)

/s/Robert Towers	President, Treasurer, Chief	December 28, 2007
Operating Officer and Director
(Robert Towers)

/s/Robert Stewart	Chief Financial Officer	December 28, 2007

(Robert Stewart)

/s/Marcia Allen	Director	December 28, 2007

(Marcia Allen)

/s/Steven Shulman	Director	December 28, 2007

(Steven Shulman)

/s/Paul Gordon	Senior Vice President	December 28, 2007
and Director
(Paul Gordon)

/s/Bruce R. Lewin	Director	December 28, 2007

(Bruce R. Lewin)

/s/Arthur Stainman	Director	December 28, 2007

(Arthur Stainman)

/s/ Stephen Novick	Director	December 28, 2007

(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5

Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1

Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

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

10.4

Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

10.5

Ark Restaurants Corp. 1996 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 (Amendment No. 1) filed on March 16, 2001.

10.6

Lease Agreement dated May 17, 1996 between New York-New York Hotel, LLC, and Las Vegas America Corp., incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1998 (the “1998 10-K”).

10.7	Lease Agreement dated May 17, 1996 between New York-New York Hotel, LLC, and Las Vegas Festival Food Corp., incorporated by reference to Exhibit 10.7 to the 1998 10-K.

10.8	Lease Agreement dated May 17, 1996 between New York-New York Hotel, LLC, and Las Vegas Steakhouse Corp., incorporated by reference to Exhibit 10.8 to the 1998 10-K.

10.9

Amendment dated August 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”).

10.10

Amendment dated November 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.10 to the 2000 10-K.

10.11

Amendment dated November 1, 2001 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001 (the “2001 10-K”).

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

10.15

Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

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