Form 10-Q
period 2007-12-29
ARK RESTAURANTS CORP
filed 2008-02-12
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes            No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at January 24, 2008
(Common stock, $.01 par value)	3,596,799

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

     We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 29, 2007 as updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

2

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	December 29,	September 29,
	2007	2007
	(unaudited)	Note 1
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,669	$4,009
Short-term investments in available-for-sale securities	9,471	9,201
Accounts receivable	2,151	2,657
Related party receivables, net	1,474	1,318
Employee receivables	300	316
Current portion of long-term receivables	116	114
Inventories	1,562	1,410
Prepaid expenses and other current assets	712	649
Assets held for sale	-	1,120
Total current assets	18,455	20,794
LONG-TERM RECEIVABLES	322	352
FIXED ASSETS - At cost:
Leasehold improvements	26,455	27,094
Furniture, fixtures and equipment	25,367	25,692
Construction in progress	2,495	1,142
	54,317	53,928
Less accumulated depreciation and amortization	33,442	33,880
FIXED ASSETS - Net	20,875	20,048
INTANGIBLE ASSETS - Net	76	80
GOODWILL	5,107	5,107
TRADEMARKS	721	721
DEFERRED INCOME TAXES	4,790	4,763
OTHER ASSETS	435	316
TOTAL	$50,781	$52,181

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,342	$2,404
Accrued expenses and other current liabilities	4,293	5,503
Accrued income taxes	1,149	1,135
Current portion of note payable	184	181
Total current liabilities	7,968	9,223
OPERATING LEASE DEFERRED CREDIT	3,659	3,771
NOTE PAYABLE	657	704
OTHER LIABILITIES	211	229
TOTAL LIABILITIES	12,495	13,927
LIMITED PARTNER INTEREST IN VARIABLE INTEREST ENTITY	164	164
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,667
shares at December 29, 2007 and September 29, 2007, respectively	57	57
Additional paid-in capital	21,834	21,756
Accumulated other comprehensive income	59	49
Retained earnings	24,682	24,780
	46,632	46,642
Less stock option receivable	(124)	(166)
Less treasury stock of 2,070 shares at December 29, 2007 and September 29, 2007	(8,386)	(8,386)
Total shareholders’ equity	38,122	38,090
TOTAL	$50,781	$52,181

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 29,	December 30,
	2007	2006

REVENUES
Food and beverage sales	$29,668	$26,886
Other income	650	635
Total revenues	30,318	27,521

COST AND EXPENSES:
Food and beverage cost of sales	7,734	6,816
Payroll expenses	9,541	8,666
Occupancy expenses	4,019	3,875
Other operating costs and expenses	4,084	3,111
General and administrative expenses	2,151	1,983
Depreciation and amortization	677	632
Total cost and expenses	28,206	25,083
OPERATING INCOME	2,112	2,438
OTHER (INCOME) EXPENSE:
Interest expense	15	-
Interest income	(145)	(110)
Other income	(119)	(242)
Total other income	(249)	(352)
Income from continuing operations before provision for income taxes and limited partner
interest in variable interest entity	2,361	2,790
Provision for income taxes	852	935
Limited partner interest in income of variable interest entity	-	(13)
INCOME FROM CONTINUING OPERATIONS	1,509	1,842
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued restaurants (includes net gain on
disposal of $7,814 for the 13 weeks ended December 30, 2006)	(37)	7,139
Provision (benefit) for income taxes	(13)	2,391
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(24)	4,748
NET INCOME	$1,485	$6,590

PER SHARE INFORMATION - BASIC AND DILUTED:
Income from continuing operations	$ 0.42	$0.51
Discontinued operations	(0.01)	1.33
BASIC	$ 0.41	$1.84

Income from continuing operations	$ 0.41	$0.51
Discontinued operations	(0.01)	1.33
DILUTED	$ 0.40	$1.84

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	3,597	3,571

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	3,641	3,576

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	13 Weeks Ended
	December 29,	December 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,485	$6,590
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	(27)	-
Stock-based compensation	78	174
Depreciation and amortization	677	638
Gain on disposal of discontinued operation	-	(7,814)
Impairment loss on assets held for sale of discontinued operations	-	537
Limited partner interest in income of consolidated variable interest entity	-	13
Operating lease deferred credit	(112)	(70)
Changes in operating assets and liabilities:
Accounts receivable	506	(738)
Related party receivables	(156)	151
Employee receivables	16	25
Inventories	(152)	(133)
Prepaid expenses and other current assets	(80)	(305)
Other assets	(119)	44
Accounts payable - trade	(62)	34
Accrued income taxes	14	2,120
Accrued expenses and other current liabilities	(1,210)	(802)
Net cash provided by continuing operating activities	858	464
Net cash provided by discontinued operating activities	72	32
Net cash provided by operating activities	930	496

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,644)	(606)
Proceeds from sale of discontinued operation	1,030	14,000
Purchases of investment securities	(4,651)	(14,655)
Proceeds from sales of investment securities	4,391	1,493
Payments received on long-term receivables	28	108
Net cash provided by (used in) continuing investing activities	(846)	340
Net cash provided by discontinued investing activities	161	-
Net cash provided by (used in) investing activities	(685)	340

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit on exercise of stock options	-	70
Principal payments on note payable	(44)	-
Dividends paid	(1,583)	(1,189)
Exercise of stock options	-	50
Payments received on stock option receivable	42	-
Distributions to limited partners of consolidated variable interest entity	-	(61)
Net cash used in financing activities	(1,585)	(1,130)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,340)	(294)
CASH AND CASH EQUIVALENTS, Beginning of period	4,009	7,671
CASH AND CASH EQUIVALENTS, End of period	$2,669	$7,377

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$15	$-
Income taxes	$852	$1,179

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 29, 2007
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The following condensed balance sheet as of September 29, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 2007. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

     RECLASSIFCATIONS – In connection with the closure of one facility, the operations of this restaurant has been presented as discontinued operations for the 13-week period ended December 29, 2007 and the Company has reclassified its statements of operations and cash flows data for the prior periods presented, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). These dispositions are discussed below in “Recent Restaurant Dispositions.”

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

     AVAILABLE-FOR-SALE SECURITIES — Available-for-sale securities consist of US Treasury Bills, government bonds, corporate bonds and other fixed income securities, all of which have a high degree of liquidity and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

2. RECENT RESTAURANT DISPOSITIONS

     During the first fiscal quarter of 2008 we discontinued the operation of our Columbus Bakery retail and wholesale bakery located in New York City. Columbus Bakery was originally intended to serve as the bakery that would provide all of our New York restaurants with baked goods as well as being a retail bakery operation. As a result of the sale and closure of several of our restaurants in New York City during the last several years, this bakery operation was no longer profitable. We have agreed with certain third party investors to participate in a new concept at this location called “Pinch & S’Mac” which will feature pizza and macaroni and cheese. We will contribute Columbus Bakery’s net fixed assets and cash into this venture and will receive an ownership interest of 37.5%.

3. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

     Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $124,000 and $166,000 at December 29, 2007 and September 29, 2007, respectively. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at 0.5% above prime (7.75% at December 29, 2007).

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

     For the 13-week period ended December 29, 2007, options to purchase 271,500 shares of common stock at a price range of $29.60 - $32.15 were included in diluted earnings per share. For the 13-week period ended December 30, 2006, options to purchase 8,000 shares of common stock at a price of $6.30 were included in diluted earnings per share. Options to purchase 194,000 shares of common stock at a price of $29.60 were not included in diluted earnings per share as their impact was antidilutive for the 13-week period ended December 30, 2006.

During the 13-week period ended December 29, 2007, no options were exercised.

5. STOCK-BASED COMPENSATION

     The Company has options outstanding under its 2004 Stock Option Plan (the “2004 Plan”). Options granted under the 2004 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant. During fiscal 2005, options to purchase 194,000 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. During fiscal 2007, options to purchase 105,000 shares of common stock were granted and are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the grant date.

A summary of stock option activity is presented below:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
		Excersie	Fair	Contractual	Intrinsic
Options	Shares	Price	Value	Term (Yrs.)	Value

Outstanding as September 29, 2007:	271,500	$30.59	$9.22	7.76
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-

Outstanding at December 29, 2007	271,500	$30.59	$9.22	7.76	1,727,775

Exercisable at December 29, 2007	192,750	$29.95	$8.51	7.26	1,203,795

     Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The Company has applied a forfeitures assumption of 5% per year in the calculation of such expense. As of December 29, 2007, there was approximately $768,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately three years.

The Company, generally, issues new shares upon the exercise of employee stock options.

6. INVESTMENT SECURITIES

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and fixed income securities by major type and class at December 29, 2007 and September 29, 2007 are as follows (dollar amounts in thousands):

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value
At December 29, 2007
Available for sales short-term:
Government debt securities	$4,868	$16	$-	$4,884
Corporate debt securities	4,545	42	-	4,587
	$9,413	$58	$-	$9,471
At September 29, 2007
Available for sales short-term:
Government debt securities	$3,130	$14	$-	$3,144
Corporate debt securities	5,427	35	-	5,462
	$8,557	$49	$-	$8,606
At September 29, 2007
Available for sales long-term:
Corporate debt securities	$595	$-	$-	$595
	$595	$-	$-	$595

7. DIVIDENDS

     A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12, October 10 and December 20, 2006 and on April 12, 2007. We declared an increase in our quarterly cash dividend to $0.44 per share on May 23, 2007 and subsequent quarterly cash dividends reflecting this increased amount were declared on October 12, 2007 and January 11, 2008. In addition, we declared a special cash dividend in the amount of $3.00 per share on December 20, 2006. The Company intends to continue to pay quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flows, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

8. RELATED PARTY TRANSACTIONS

     Receivables due from officers and employees, excluding stock option receivables, totaled $300,000 at December 29, 2007 and $316,000 at September 29, 2007. Such loans bear interest at the minimum statutory rate (4.13% at December 29, 2007).

     Receivables due from unconsolidated restaurants, totaled $1,474,000 and $1,318,000 at December 29, 2007 and September 29, 2007, respectively, net of an allowance of $174,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     In connection with the sale of two facilities and the closure of one facility, the operations of these restaurants have been presented as discontinued operations for the 13-week period ended December 29, 2007 and the Company has reclassified its statements of operations and cash flows data for the prior periods presented below, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) based on the fact that the Company has met the criteria under FAS 144. These dispositions are discussed below in “Recent Restaurant Dispositions.”

Revenues

     During the Company’s first fiscal quarter of 2008, total revenues of $30,318,000 increased 10.2% compared to total revenues of $27,521,000 in the first fiscal quarter of 2007. Revenues were reduced by $139,000 during the first fiscal quarter of 2008 and by $1,905,000 during the first fiscal quarters of 2007 as a result of the sale of two facilities and the closure of one. The Company had net income of $1,485,000 in the first fiscal quarter of 2008 compared to net income of $6,590,000 in the first fiscal quarter of 2007. During the first fiscal quarter of 2008 we had pre-opening expenses of $150,000 related to our new Mexican restaurant and lounge located in the Planet Hollywood Casino in Las Vegas, Nevada, additional expenses related to the expansion and renovation of the banquet facilities in the New York-New York Hotel & Casino, and the payment of year-end bonuses to Company employees in excess of those paid during the first quarter last year. Net income for the first fiscal quarter of 2007 included an after tax gain of $5,196,000 related to the sale of two facilities.

     On a company wide basis same store sales increased 3.7% during the first fiscal quarter of 2008 compared to the same period last year. Same store sales in Las Vegas increased by $40,000 or 0.3% in the first fiscal quarter of 2008 compared to the first fiscal quarter of 2007. Same store sales in Las Vegas were negatively affected by the closure of the banquet facilities in the New York-New York Casino for expansion and renovations. Catering sales in these facilities decreased $410,000 in the first fiscal quarter of 2008 compared to the same period in 2007. These banquet facilities reopened during the second fiscal quarter of 2008. Same store sales in New York increased $782,000 or 10.0% during the first quarter. Same store sales in Washington D.C. increased by $159,000 or 4.2% during the first quarter. Same store sales in Atlantic City increased by $5,000, or 0.6%, in the first quarter. The increase in New York was principally due to improved catering sales.

Costs and Expenses

     Food and beverage costs for the first quarter of 2008 as a percentage of total revenues were 25.5% compared to 24.8% in the first quarter of 2007. Increased food costs during this period had a negative effect on this category of expenses. Although the Company had not raised the price of menu items offered to its customers for several years due to business conditions, the impact of the increase in food costs has caused the Company to review the price of menu items offered to its customers. The Company has determined to increase the price of menu items offered to its customers in specific locations where the Company believes consumer demand has created some elasticity.

     Payroll expenses as a percentage of total revenues were 31.5% for both the first quarter of 2008 and 2007. Occupancy expenses as a percentage of total revenues were 13.3% during the 13-week period ended December 29, 2007 compared to 14.1% for the 13-week period ended December 30, 2006. The decrease in occupancy expenses as a percentage of revenue was primarily due to increased sales. Other operating costs and expenses as a percentage of total revenues were 13.5% during the first fiscal quarter of 2008 compared to 11.3% in the first quarter of 2007. General and administrative expenses as a percentage of total revenues were 7.1% during the first fiscal quarter of 2008 and 7.2% during the first fiscal quarter of 2007.

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

     The Company had a working capital surplus of $10,487,000 at December 29, 2007 as compared to a working capital surplus of $11,571,000 at September 29, 2007.

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

     Also in 2006, we entered into an agreement to lease space for a Mexican restaurant, Yolos, at the Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada. The obligation to pay rent for Yolos was not effective until the restaurant opens for business. This restaurant opened during the second quarter of the 2008 fiscal year.

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

Recent Restaurant Dispositions

     During the first fiscal quarter of 2008 we discontinued the operation of our Columbus Bakery retail and wholesale bakery located in New York City. Columbus Bakery was originally intended to serve as the bakery that would provide all of our New York restaurants with baked goods as well as being a retail bakery operation. As a result of the sale and closure of several of our restaurants in New York City during the last several years, this bakery operation was no longer profitable. We have agreed with certain third party investors to participate in a new concept at this location called “Pinch & S’Mac” which will feature pizza and macaroni and cheese. We will contribute Columbus Bakery’s net fixed assets and cash into this venture and will receive an ownership interest of 37.5% .

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

     The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 29, 2007. There have been no significant changes to such policies during fiscal 2008, other than the implementation of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, as discussed below.

Recent Accounting Developments

     The Financial Accounting Standards Board has recently issued the following accounting pronouncements:

     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 during the first fiscal quarter of 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company purchases commodities such as chicken, beef, lobster and shrimp for the Company’s restaurants. The prices of these commodities may be volatile depending upon market conditions. The Company does not purchase forward commodity contracts because the changes in prices for them have historically been short-term in nature and, in the Company’s view, the cost of the contracts is in excess of the benefits.

     The Company’s business is also highly seasonal and dependent on the weather. Outdoor seating capacity, such as terraces and sidewalk cafes, are available for dining only in the warm seasons and then only in clement weather.

Item 4. Controls and Procedures

     Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of December 29, 2007 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal year 2008 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not subject to any other pending legal proceedings, other than ordinary routine claims incidental to its business, which the Company does not believe will materially impact results of operations.

Item 1A. Risk Factors

     The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007 (the “2007 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2007 Form 10-K. The risks described in the 2007 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

     None.

Item 6. Exhibits

31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32    Certificate of Chief Executive and Chief Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 12, 2008

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman, President & Chief Executive Officer

By:	/s/ Robert J. Stewart
Robert Stewart
Chief Financial Officer