Form 10-Q
period 2008-03-29
ARK RESTAURANTS CORP
filed 2008-05-13
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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
Yes    X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer X	Smaller Reporting Company
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes          No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at May 12, 2008
(Common stock, $.01 par value)	3,596,799

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

2

PART I
FINANCIAL INFORMATION

Item 1. Financial Information
ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	March 29,	September 29,
	2008	2007
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,534	$4,009
Short-term investments in available-for-sale securities	6,613	9,201
Accounts receivable	3,080	2,657
Related party receivables, net	1,001	1,318
Employee receivables	290	316
Current portion of long-term receivables	118	114
Inventories	1,516	1,410
Prepaid expenses and other current assets	661	649
Assets held for sale	-	1,120
Total current assets	15,813	20,794
LONG-TERM RECEIVABLES	292	352
FIXED ASSETS - At cost:
Leasehold improvements	28,261	27,094
Furniture, fixtures and equipment	26,500	25,692
Construction in progress	1,571	1,142
	56,332	53,928
Less accumulated depreciation and amortization	34,182	33,880
FIXED ASSETS - Net	22,150	20,048
INTANGIBLE ASSETS - Net	71	80
GOODWILL	5,107	5,107
TRADEMARKS	721	721
DEFERRED INCOME TAXES	4,790	4,763
OTHER ASSETS	730	316
TOTAL	$49,674	$52,181

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,641	$2,404
Accrued expenses and other current liabilities	5,062	5,503
Accrued income taxes	114	1,135
Current portion of note payable	188	181
Total current liabilities	8,005	9,223
OPERATING LEASE DEFERRED CREDIT	3,743	3,771
NOTE PAYABLE	609	704
OTHER LIABILITIES	193	229
TOTAL LIABILITIES	12,550	13,927
LIMITED PARTNER INTEREST IN VARIABLE INTEREST ENTITY	163	164
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,667
shares at March 29, 2008 and September 29, 2007, respectively	57	57
Additional paid-in capital	21,912	21,756
Accumulated other comprehensive income	58	49
Retained earnings	23,444	24,780
	45,471	46,642
Less stock option receivable	(124)	(166)
Less treasury stock of 2,070 shares at March 29, 2008 and September 29, 2007	(8,386)	(8,386)
Total shareholders' equity	36,961	38,090
TOTAL	$49,674	$52,181

See notes to consolidated condensed financial statements.

3

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended

	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007

REVENUES
Food and beverage sales	$25,742	$24,728	$55,409	$51,614
Other income	619	645	1,270	1,281
Total revenues	26,361	25,373	56,679	52,895

COST AND EXPENSES:
Food and beverage cost of sales	6,961	6,656	14,695	13,471
Payroll expenses	8,949	8,709	18,490	17,376
Occupancy expenses	3,771	3,450	7,790	7,325
Other operating costs and expenses	3,410	3,203	7,495	6,315
General and administrative expenses	2,183	2,072	4,334	4,055
Depreciation and amortization	723	668	1,400	1,300
Total cost and expenses	25,997	24,758	54,204	49,842
OPERATING INCOME	364	615	2,475	3,053
OTHER (INCOME) EXPENSE:
Interest expense	14	-	30	-
Interest income	(148)	(38)	(293)	(148)
Other income	(44)	(237)	(163)	(479)
Total other income	(178)	(275)	(426)	(627)
Income from continuing operations before provision for income taxes and limited partner
interest in variable interest entity	542	890	2,901	3,680
Provision for income taxes	181	335	1,033	1,270
Limited partner interest in (income) loss of variable interest entity	-	(21)	1	(34)
INCOME FROM CONTINUING OPERATIONS	361	534	1,869	2,376
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued restaurants (includes net gain on
disposal of $7,814 for the 26 weeks ended March 31, 2007)	(23)	(129)	(60)	7,010
Provision (benefit) for income taxes	(8)	27	(21)	2,418
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(15)	(156)	(39)	4,592
NET INCOME	$346	$378	$1,830	$6,968

PER SHARE INFORMATION - BASIC AND DILUTED:
Income from continuing operations	$0.10	$0.15	$0.52	$0.66
Discontinued operations	(0.00)	(0.04)	(0.01)	1.28
BASIC	$0.10	$0.11	$0.51	$1.94

Income from continuing operations	$0.10	$0.14	$0.51	$0.66
Discontinued operations	(0.00)	(0.04)	(0.01)	1.28
DILUTED	$0.10	$0.10	$0.50	$1.94

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	3,597	3,590	3,597	3,580

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	3,609	3,604	3,625	3,590

See notes to consolidated condensed financial statements.

4

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	26 Weeks Ended

	March 29, 2008	March 31, 2007
		(see Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,830	$6,968
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	(27)	(83)
Tax benefit on exercise of stock options	-	(89)
Stock-based compensation	156	252
Depreciation and amortization	1,422	2,384
Gain on disposal of discontinued operation	-	(7,814)
Impairment loss on assets held for sale of discontinued operations	-	537
Limited partner interest in income (loss) of consolidated variable interest entity	(1)	34
Operating lease deferred credit	(28)	(95)
Changes in operating assets and liabilities:
Accounts receivable	(423)	(956)
Related party receivables	317	129
Employee receivables	26	25
Inventories	(106)	(40)
Prepaid expenses and other current assets	(29)	(192)
Other assets	(414)	144
Accounts payable - trade	237	(281)
Accrued income taxes	(1,021)	1,244
Accrued expenses and other current liabilities	(441)	(214)
Net cash provided by continuing operating activities	1,498	1,953
Net cash provided by discontinued operating activities	54	103
Net cash provided by operating activities	1,552	2,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,659)	(2,626)
Proceeds from sale of discontinued operation	1,030	14,000
Purchases of investment securities	(7,584)	(13,162)
Proceeds from sales of investment securities	10,181	8,074
Payment for purchase of Durgin Park	-	(2,000)
Payments received on long-term receivables	56	635
Net cash provided by continuing investing activities	24	4,921
Net cash provided by discontinued investing activities	161	-
Net cash provided by investing activities	185	4,921

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit on exercise of stock options	-	89
Principal payments on note payable	(88)	(28)
Dividends paid	(3,166)	(13,245)
Exercise of stock options	-	568
Payments received on stock option receivable	42	-
Distributions to limited partners of consolidated variable interest entity	-	(61)
Net cash used in financing activities	(3,212)	(12,677)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,475)	(5,700)
CASH AND CASH EQUIVALENTS, Beginning of period	4,009	7,671
CASH AND CASH EQUIVALENTS, End of period	$2,534	$1,971

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$30	$12
Income taxes	$2,052	$2,140

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 29, 2008
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          The condensed balance sheet as of September 29, 2007, which has been derived from audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 29, 2007. The accompanying condensed consolidated balance sheet as of September 29, 2007 has been derived from the audited balance sheet as of that date included in the Form 10-K. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

          PRINCIPLES OF CONSOLIDATION – The consolidated interim financial statements included the accounts of the Company and all of its partnerships and other entities in which it has a controlling interest. Also included in the consolidated financial statements are certain variable interest entities, as discussed below. All significant intercompany balances and transactions have been eliminated in consolidation.

          RECLASSIFICATIONS – In connection with the closure of one facility, the operations of this restaurant has been presented as discontinued operations for the for the 13-week and 26-week periods ended March 29, 2008 and the Company has reclassified its statements of operations and cash flows data for the prior periods presented, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This disposition is discussed below in “Recent Restaurant Dispositions.”

          CONSOLIDATION OF VARIABLE INTEREST ENTITIES — Effective October 1, 2006 the Company determined that one of its managed restaurants, El Rio Grande (“Rio”), should be presented on a consolidated basis in accordance with the Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, and as a result included Rio in its consolidated financial statements. The impact of such consolidation was not material to the Company’s condensed consolidated financial position or results of operations for any period presented.

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

          RECENT ACCOUNTING DEVELOPMENTS — In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 during the first fiscal quarter of 2008. The adoption of FIN 48 had no impact on our consolidated financial position, results of operation, cash flows or financial statement disclosures, nor did the Company have any related interest or penalties.

2. RECENT RESTAURANT DISPOSITIONS

          During the first fiscal quarter of 2008, we discontinued the operation of our Columbus Bakery retail and wholesale bakery located in New York City. Columbus Bakery was originally intended to serve as the bakery that would provide all of our New York restaurants with baked goods as well as being a retail bakery operation. As a result of the sale and closure of several of our restaurants in New York City during the last several years, this bakery operation was no longer profitable.

          During the second fiscal quarter of 2008 we opened, along with certain third party investors, a new concept at this location called “Pinch & S’Mac” which features pizza and macaroni and cheese. We contributed Columbus Bakery’s net fixed assets and cash into this venture and received an ownership interest of 37.5% .

3. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

          Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $124,000 and $166,000 at March 29, 2008 and September 29, 2007, respectively. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (6% at March 29, 2008).

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

          For the 13-week period ended March 29, 2008, options to purchase 166,500 shares of common stock at a price of $29.60 were included in diluted earnings per share. Options to purchase 105,000 shares of common stock at a price of $32.15 were not included in diluted earnings per share as their impact was antidilutive for the 13-week period ended March 29, 2008. For the 26-week period ended March 29, 2008, options to purchase 271,500 shares of common stock at a price range of $29.60 - $32.15 were included in earning per share.

          Options to purchase 282,000 shares of common stock at a price range of $29.60 - $32.15 were included in diluted earnings per share for the 13-week and 26-week periods ended March 31, 2007.

          During the 26-week period ended March 29, 2008, no options were exercised.

5. SHARE-BASED COMPENSATION

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

          A summary of stock option activity is presented below:

		Weighted	Weighted	Weighted
		Average	Average	Average	Average
		Excersise	Fair	Contractual	Intrinsic
Options	Shares	Price	Value	Term (Yrs.)	Value

Outstanding as September 29, 2007:	271,500	$30.59	$9.22	8.01
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-

Outstanding at March 29, 2008	271,500	$30.59	$9.22	7.51	$ -

Exercisable at March 29, 2008	219,000	$30.2 1	$8.8 0	7.2 1	$ -

          Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The Company has applied a forfeitures assumption of 5% per year in the calculation of such expense. As of

March 29, 2008, there was approximately $690,512 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately three years.

6. INVESTMENT SECURITIES

          The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and fixed income securities by major type and class at March 29, 2008 and September 29, 2007 are as follows (Dollar amounts in thousands):

	Amortized	Gross unrealized	Gross unrealized
	Cost	holding gains	holding losses	Fair value

At March 29, 2008:
Available-for-sale short-term:
Government debt securities	$5,378	$37	$-	$5,415
Corporate debt securities	1,178	20	-	1,198
	$6,556	$57	$-	$6,613

At September 29, 2007:

Available-for-sale short-term:
Government debt securities	$3,130	$14	$-	$3,144
Corporate debt securities	5,427	35	-	5,462
	$8,557	$49	$-	$8,606

At September 29, 2007:

Available-for-sale long-term:
Corporate debt securities	$595	$-	$-	$595
	$595	$-	$-	$595

7. DIVIDENDS

          A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12, October 10 and December 20, 2006 and on April 12, 2007. We declared an increase in our quarterly cash dividend to $0.44 per share on May 23, 2007 and subsequent quarterly cash dividends reflecting this increased amount were declared on October 12, 2007 and January 11 and April 11, 2008. In addition, we declared a special cash dividend in the amount of $3.00 per share on December 20, 2006. The Company intends to continue to pay quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flows, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

8. RELATED PARTY TRANSACTIONS

          Receivables due from officers and employees, excluding stock option receivables, totaled approximately $290,000 at March 29, 2008 and $316,000 at September 29, 2007. Such loans bear interest at the minimum statutory rate (2.23% at March 29, 2008).

          Receivables due from unconsolidated restaurants, totaled $1,001,000 and $1,318,000 at March 29, 2008 and September 29, 2007, respectively, net of an allowance of $174,000.

9. LEASE ACCOUNTING

           Leasehold improvements funded by landlord incentives are recorded as deferred rent and amortized as reductions to lease expense of the lease term in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases”. The Company received $3,000,000 during fiscal 2006 in connection with the construction of its two facilities in Atlantic City, New Jersey.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          In connection with the sale of two facilities and the closure of one facility, the operations of these restaurants have been presented as discontinued operations for the 13-week and 26-week periods ended March 29, 2008 and the Company has reclassified its statements of operations and cash flows data for the prior periods presented below, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") based on the fact that the Company has met the criteria under SFAS 144. These dispositions are discussed below in “Recent Restaurant Dispositions.”

Revenues

During the Company’s second fiscal quarter of 2008, total revenues of $26,361,000 increased 3.9% compared to total revenues of $25,373,000 in the second fiscal quarter of 2007. The Company had net income of $346,000 in the second fiscal quarter of 2008 compared to net income of $378,000 in the second fiscal quarter of 2007.

          Same store sales in Las Vegas increased by $176,000 or 1.2% in the second fiscal quarter of 2008 compared to the second fiscal quarter of 2007. Same store sales in New York increased $158,000 or 3.7% during the second quarter. Same store sales in Washington D.C. decreased by $167,000 or 5.5% during the second quarter. Same store sales in Atlantic City remained constant.

          During the Company’s 26-week period ended March 29, 2008, total revenues of $56,679,000 increased 7.2% compared to total revenues of $52,895,000 in the 26-week period ended March 31, 2007. The Company had net income of $1,830,000 in the 26-week period ended March 29, 2008 compared to net income of $6,968,000 in the 26-week period ended March 31, 2007. Net income was positively affected during the 26-week period ended March 31, 2007 as a result of the sale during the quarter of the Company’s Lutece and Tsunami locations and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC. Net income was negatively affected during the 26-week period ended March 29, 2008 as a result of $209,000 pre-opening and early operating losses experienced at the Company’s Mexican Restaurant, Yolos, at the Planet Hollywood Resort and Casino in Las Vegas, Nevada. .

Costs and Expenses

          Food and beverage costs for the second quarter of 2008 as a percentage of total revenues were 26.4% compared to 26.2% in the second quarter of 2007. These costs for the 26-weeks ended March 29, 2008 as a percentage of total revenues were 25.9% compared to 25.5% in the 26-week period ended March 31, 2007. Increased food costs during these periods have had a negative effect on this category of expenses. Although the Company had not raised the price of menu items offered to its customers for several years due to business conditions, the impact of the increase in food costs has caused the Company to review the price of menu items offered to its customers. The Company had determined to increase the price of menu items offered to its customers in specific locations where the Company believes consumer demand has created some elasticity.

          Payroll expenses as a percentage of total revenues were 33.9% for the second quarter of 2008 as compared to 34.3% in the second quarter of 2007. Payroll expenses as a percentage of total revenues were 32.6% for the 26-week period ended March 29, 2008 as compared to 32.8% for the 26-week period ended March 31, 2007. Occupancy expenses as a percentage of total revenues were 14.3% during the second fiscal quarter of 2008 compared to 13.6% in the second quarter of 2007. Occupancy expenses as a percentage of total revenues were 13.7% during the 26-week period ended March 29, 2008 compared 13.8% for the 26-week period ended March 31, 2007. Other operating costs and expenses as a percentage of total revenues were 12.9% during the second fiscal quarter of 2008 compared to 12.6% in the second quarter of 2007. Other operating costs and expenses as a percentage of total revenues were 13.2% for the 26-week period ended March 29, 2008 compared to 11.9% for the 26-week period ended March 31, 2007. General and administrative expenses as a percentage of total revenues were 8.3% during the second fiscal quarter of 2008 compared to 8.2% in the second quarter of 2007. General and administrative expenses as a percentage of total revenue were 7.6% for the 26-week period ended March 29, 2008 compared to 7.7% for the 26-week period ended March 31, 2007.

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

          The Company had a working capital surplus of $7,808,000 at March 29, 2008 as compared to a working capital surplus of $11,571,000 at September 29, 2007.

          The Company’s Revolving Credit and Term Loan Facility matured on March 12, 2005. The Company does not currently plan to enter into another credit facility and expects required cash to be provided by operations.

          On March 25, 2008, our Board of Directors authorized a stock repurchase program under which up to 500,000 shares of our common stock may be acquired in the open market over the two years following such authorization at our discretion.

          The shares may be purchased from time to time at prevailing market prices through open market or unsolicited negotiated transactions, depending on market conditions. Under the program, the purchases are to be funded from available working capital, and the repurchased shares will be held in treasury or used for ongoing stock issuances. At March 29, 2008, no shares had been purchased by us under the program. There is no guarantee as to the exact number of shares which we will repurchase, and we may discontinue the program at any time.

Restaurant Expansion

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

Recent Restaurant Dispositions

          During the first fiscal quarter of 2008, we discontinued the operation of our Columbus Bakery retail and wholesale bakery located in New York City. Columbus Bakery was originally intended to serve as the bakery that would provide all of our New York restaurants with baked goods as well as being a retail bakery operation. As a result of the sale and closure of several of our restaurants in New York City during the last several years, this bakery operation was no longer profitable.

          During the second fiscal quarter of 2008, we opened, along with certain third party investors, a new concept at this location called “Pinch & S’Mac” which features pizza and macaroni and cheese. We contributed Columbus Bakery’s net fixed assets and cash into this venture and received an ownership interest of 37.5%.

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

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

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

Item 4T. Controls and Procedures

          Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of March 29, 2008 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal year 2008 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

          None.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submissions of Matters to a Vote of Security Holders

          The Company’s Annual Meeting of Stockholders was held on March 25, 2008. The proposals submitted to the stockholders for a vote were as follows:

          (1)      To elect a board of nine directors;

          (2)      To ratify the appointment of J.H. Cohn LLP as independent auditors for the 2008 fiscal year

          The following sets forth the number of votes for, the number of votes against, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the forgoing proposals.

Proposal

	Votes For	Votes Against	Withheld	Broker Non-Votes
			(Abstentions)
Proposal 1

Michael Weinstein	3,343,974	--	13,755	--
Robert Towers	3,348,744	--	8,985
Vincent Pascal	3,348,744	--	8,985	--
Paul Gordon	3,338,642	--	19,087	--
Marcia Allen	3,350,694	--	7,035	--
Bruce R. Lewin	3,350,694	--	7,035	--
Steven Shulman	3,351,744	--	5,985	--
Arthur Stainman	3,350,694	--	7,035	--
Stephen Novick	3,341,442	--	16,287	--

Proposal 2	3,341,935	15,068	726	--

Item 5. Other Information

          None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive and Chief Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 13, 2008

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer

By:	/s/ Robert J. Stewart
Robert Stewart
Chief Financial Officer