Form 10-Q
period 2008-06-28
ARK RESTAURANTS CORP
filed 2008-08-12
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller Reporting Company X
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes          No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at August 11, 2008
(Common stock, $.01 par value)	3,596,799

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Information

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands)

	June 28,	September 29,
	2008	2007
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,714	$4,009
Short-term investments in available-for-sale securities	5,875	9,201
Accounts receivable	3,742	2,657
Related party receivables, net	904	1,318
Employee receivables	256	316
Current portion of long-term receivables	120	114
Inventories	1,646	1,410
Prepaid expenses and other current assets	697	649
Assets held-for-sale	-	1,120
Total current assets	17,954	20,794
LONG-TERM RECEIVABLES	262	352
FIXED ASSETS - At cost:
Leasehold improvements	31,274	27,094
Furniture, fixtures and equipment	27,981	25,692
Construction in progress	32	1,142
	59,287	53,928
Less accumulated depreciation and amortization	34,142	33,880
FIXED ASSETS - Net	25,145	20,048
INTANGIBLE ASSETS - Net	67	80
GOODWILL	4,813	5,107
TRADEMARKS	721	721
DEFERRED INCOME TAXES	4,790	4,763
OTHER ASSETS	1,221	316
TOTAL	$54,973	$52,181

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,783	$2,404
Accrued expenses and other current liabilities	5,858	5,503
Accrued income taxes	1,628	1,135
Current portion of note payable	191	181
Total current liabilities	10,460	9,223
OPERATING LEASE DEFERRED CREDIT	3,719	3,771
NOTE PAYABLE	560	704
OTHER LIABILITIES	175	229
TOTAL LIABILITIES	14,914	13,927
NON-CONTROLLING INTERESTS	1,537	164
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,667
shares at June 28, 2008 and September 29, 2007, respectively	57	57
Additional paid-in capital	21,990	21,756
Accumulated other comprehensive income (loss)	(13)	49
Retained earnings	24,998	24,780
	47,032	46,642
Less stock option receivable	(124)	(166)
Less treasury stock of 2,070 shares at June 28, 2008 and September 29, 2007	(8,386)	(8,386)
Total shareholders' equity	38,522	38,090
TOTAL	$54,973	$52,181

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
		(see Note 1)		(see Note 1)

REVENUES
Food and beverage sales	$35,406	$33,892	$88,823	$83,638
Other income	671	519	1,941	1,800
Total revenues	36,077	34,411	90,764	85,438

COST AND EXPENSES:
Food and beverage cost of sales	9,224	8,625	23,384	21,618
Payroll expenses	10,125	9,694	28,023	26,482
Occupancy expenses	4,696	4,210	12,259	11,340
Other operating costs and expenses	4,063	4,297	11,209	10,396
General and administrative expenses	2,260	2,270	6,594	6,325
Depreciation and amortization	771	687	2,153	1,967
Total cost and expenses	31,139	29,783	83,622	78,128
OPERATING INCOME	4,938	4,628	7,142	7,310
OTHER (INCOME) EXPENSE:
Interest expense	14	48	44	48
Interest income	(105)	(114)	(397)	(262)
Other income	(158)	(184)	(322)	(657)
Total other income	(249)	(250)	(675)	(871)
Income from continuing operations before provision for income taxes and non-controlling interests	5,187	4,878	7,817	8,181
Provision for income taxes	1,762	1,430	2,698	2,569
Income attributable to non-controlling interests	(175)	(102)	(174)	(136)
INCOME FROM CONTINUING OPERATIONS	3,250	3,346	4,945	5,476
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued restaurants (includes net loss on disposal of $19 and net gain on disposal of $7,814 for the 39 weeks ended June 28, 2008 and June 30, 2007, respectively)	(178)	155	33	7,542
Provision (benefit) for income taxes	(64)	30	12	2,579
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(114)	125	21	4,963
NET INCOME	$3,136	$3,471	$4,966	$10,439

PER SHARE INFORMATION - BASIC AND DILUTED:
Income from continuing operations	$0.90	$0.93	$1.37	$1.53
Discontinued operations	(0.03)	0.04	0.01	1.39
BASIC	$0.87	$0.97	$1.38	$2.92

Income from continuing operations	$0.90	$0.92	$1.37	$1.52
Discontinued operations	(0.03)	0.04	0.01	1.38
DILUTED	$0.87	$0.96	$1.38	$2.90

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	3,597	3,590	3,597	3,578

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	3,597	3,624	3,612	3,596

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	39 Weeks Ended
	June 28,	June 30,
	2008	2007
		(see Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,966	$10,439
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	(27)	(223)
Tax benefit on exercise of stock options	-	(89)
Stock-based compensation	234	330
Depreciation and amortization	2,208	3,052
Gain (loss) on disposal of discontinued operation	19	(7,814)
Impairment loss on goodwill related to discontinued operations	294	537
Income attributable to non-controlling interests	174	136
Operating lease deferred credit	(52)	(239)
Changes in operating assets and liabilities:
Accounts receivable	(1,085)	(628)
Related party receivables	(86)	(107)
Employee receivables	60	79
Inventories	(236)	(119)
Prepaid expenses and other current assets	(65)	(139)
Other assets	(405)	144
Accounts payable - trade	379	317
Accrued income taxes	493	1,502
Accrued expenses and other current liabilities	356	1,487
Net cash provided by continuing operating activities	7,227	8,665
Net cash provided by discontinued operating activities	36	86
Net cash provided by operating activities	7,263	8,751
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(7,429)	(4,090)
Proceeds from sale of discontinued operation	1,030	14,000
Purchases of investment securities	(9,413)	(23,797)
Proceeds from sales of investment securities	12,677	15,203
Payment for purchase of Durgin Park	-	(2,000)
Payments received on long-term receivables	84	662
Net cash used in continuing investing activities	(3,051)	(22)
Net cash provided by discontinued investing activities	134	-
Net cash used in investing activities	(2,917)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit on exercise of stock options	-	89
Principal payments on note payable	(134)	(71)
Dividends paid	(4,748)	(14,500)
Exercise of stock options	-	568
Payments received on stock option receivable	42	-
Capital contrinbutions from limited partners of non-controlling interest	1,400	-
Distributions to limited partners of non-controlling interest	(201)	(61)
Net cash used in financing activities	(3,641)	(13,975)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	705	(5,246)
CASH AND CASH EQUIVALENTS, Beginning of period	4,009	7,671
CASH AND CASH EQUIVALENTS, End of period	$4,714	$2,425

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$44	$48
Income taxes	$2,256	$3,240

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS June 28, 2008 (Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           The condensed balance sheet as of September 29, 2007, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 29, 2007. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

           RECLASSIFICATIONS – In connection with the closure of two facilities, the operations of these restaurants have been presented as discontinued operations for the for the 13-week and 39-week periods ended June 28, 2008 and the Company has reclassified its statements of operations and cash flows data for the prior periods presented, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This disposition is discussed below in “Recent Restaurant Dispositions.”

           CONSOLIDATION OF VARIABLE INTEREST ENTITIES — Effective October 1, 2006, the Company determined that one of its managed restaurants, El Rio Grande (“Rio”), should be presented on a consolidated basis in accordance with the Emerging Issues Task Force No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), and as a result included Rio in its consolidated financial statements. The impact of such consolidation was not material to the Company’s condensed consolidated financial position or results of operations for any period presented.

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

           In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

2. RECENT RESTAURANT EXPANSION

           In 2006 the Company entered into an agreement to lease space for a Mexican restaurant, Yolos, at the Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada. The obligation to pay rent for Yolos commenced when the restaurant opened for business in January 2008.

           In June 2007, the Company entered into an agreement to design and lease a food court at the to be constructed MGM Grand Casino at the Foxwoods Resort Casino. A limited liability company has been established to develop, construct, operate and manage the food court. The Company, through a wholly-owned subsidiary, is the managing member of this limited liability company and has an aggregate ownership interest in the food court operations of 67%. Such operations have been consolidated as of and for the 13-week and 39-week periods ended June 28, 2008.

3. RECENT RESTAURANT DISPOSITIONS

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

           During the second fiscal quarter of 2008 we opened, along with certain third party investors, a new concept at this location called “Pinch & S’Mac” which features pizza and macaroni and cheese. We contributed Columbus Bakery’s net fixed assets and cash into this venture and received an ownership interest of 37.5% . These operations are not consolidated in the Company’s financial statements.

           Effective June 30, 2008, the lease for our Stage Deli facility at the Forum Shops in Las Vegas, Nevada expired. The landlord for this facility offered to renew the lease at this location prior to its expiration at a significantly increased rent. The Company determined that it would not be able to operate this facility profitably at this location at the rent offered in the landlord’s renewal proposal. As a result, the Company discontinued these operations during the third fiscal quarter of 2008 and took a charge for the impairment of goodwill of $294,000 and a loss on disposal of $19,000. The impairment charge and disposal loss are included in discontinued operations. Operations for the 13 weeks and 39 weeks ended June 28, 2008 and June 30, 2007 have been reclassified as discontinued operations.

4. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

           Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $124,000 and $166,000 at June 28, 2008 and September 29, 2007, respectively. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (5.0% at June 28, 2008).

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

           For the 13-week period ended June 28, 2008, options to purchase 166,500 shares of common stock at a price of $29.60 and options to purchase 105,000 shares of common stock at a price of $32.15 were not included in diluted earnings per share as their impact was antidilutive. For the 39-week period ended June 28, 2008, options to purchase 271,500 shares of common stock at a price range of $29.60 - $32.15 were included in earning per share.

           Options to purchase 282,000 shares of common stock at a price range of $29.60 - $32.15 were included in diluted earnings per share for the 13-week and 39-week periods ended June 30, 2007.

           During the 39-week period ended June 28, 2008, no options were exercised.

6. SHARE-BASED COMPENSATION

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

           A summary of stock option activity is presented below:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
		Excersie	Fair	Contractual	Intrinsic
Options	Shares	Price	Value	Term (Yrs.)	Value

Outstanding as September 29, 2007:	271,500	$30.59	$9.22	7.76
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	-	-	-	-

Outstanding at June 28, 2008	271,500	$30.59	$9.22	7.26	$-

Exercisable at June 28, 2008	219,000	$30.21	$8.80	6.96	$-

           Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The Company has applied a forfeitures assumption of 5% per year in the calculation of such expense. As of June 28, 2008, there was approximately $613,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 2 years.

7. INVESTMENT SECURITIES

           The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and fixed income securities by major type and class at June 28, 2008 are as follows (Dollar amounts in thousands):

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value
At June 28, 2008
Available for sale short-term:	$5,496	$-	$(21)	$5,475
Government debt securities	393	7	-	400
Corporate debt securities	$5,889	$7	$(21)	$5,875

8. DIVIDENDS

           A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared on January 12, April 12, July 12, October 10 and December 20, 2006 and on April 12, 2007. We declared an increase in our quarterly cash dividend to $0.44 per share on May 23, 2007 and subsequent quarterly cash dividends reflecting this increased amount were declared on October 12, 2007 and January 11, April 11, and July 11, 2008. In addition, we declared a special cash dividend in the amount of $3.00 per share on December 20, 2006. The Company intends to continue to pay quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flows, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

9. RELATED PARTY TRANSACTIONS

           Receivables due from officers and employees, excluding stock option receivables, totaled $256,000 at June 28, 2008 and $316,000 at September 29, 2007. Such loans bear interest at the minimum statutory rate (1.63% at June 28, 2008).

           The current portion of related party receivables due from unconsolidated restaurants, totaled $904,000 at June 28, 2008 and $1,318,000, net of an allowance of $174,000, at September 29, 2007.

           The long-term portion of related party receivables from unconsolidated restaurants totaled approximately $924,000 at June 28, 2008, which is included in other assets.

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

11. SUBSEQUENT EVENT

           On March 25, 2008, the Board of Directors authorized a stock repurchase program under which up to 500,000 shares of the Company’s common stock may be acquired in the open market over the two years following such authorization at the Company's discretion.

           As of August 5, 2008, the Company has purchased an aggregate of 4,954 shares at an average purchase price of $18.74 in the open market pursuant to our stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

           In connection with the closure of two facilities, the operations of these restaurants have been presented as discontinued operations for the 13-week and 39-week periods ended June 28, 2008 and the Company has reclassified its statements of operations and cash flows data for the prior periods presented below, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") based on the fact that the Company has met the criteria under SFAS 144. These dispositions are discussed below in “Recent Restaurant Dispositions.”

Revenues

           During the Company’s third fiscal quarter of 2008, total revenues of $36,077,000 increased 4.8% compared to total revenues of $34,411,000 in the third fiscal quarter of 2007. The Company had net income of $ 3,136,000 in the third fiscal quarter of 2008 compared to net income of $3,471,000 in the third fiscal quarter of 2007.

           Same store sales in Las Vegas increased by $120,000 or 0.9% in the third fiscal quarter of 2008 compared to the third fiscal quarter of 2007. Same store sales in New York decreased $16,000 or 0.2% during the third quarter. Same store sales in Washington D.C. decreased by $66,000 or 1.1% during the third quarter. Same store sales in Atlantic City decreased by $127,000 or 13.5% in the third quarter.

           During the Company’s 39-week period ended June 28, 2008, total revenues of $90,764,000 increased 6.2% compared to total revenues of $85,438,000 in the 39-week period ended June 30, 2007. The Company had net income of $4,966,000 in the 39-week period ended June 28, 2008 compared to net income of $10,439,000 for the 39-week period ended June 30, 2007. Net income was positively affected during the 39-week period ended June 30, 2007 as a result of the sale during the quarter of the Company’s Lutece and Tsunami locations and a portion of the Vivid location used by Lutece as a prep kitchen to Venetian Casino Resort, LLC. Net income was negatively affected during the 39-week period ended June 28, 2008 as a result of $210,000 pre-opening and early operating losses experienced at the Company’s Mexican Restaurant, Yolos, at the Planet Hollywood Resort and Casino in Las Vegas, Nevada.

Costs and Expenses

           Food and beverage costs for the third quarter of 2008 as a percentage of total revenues were 25.6% compared to 25.1% in the third quarter of 2007. These costs for the 39-weeks ended June 28, 2008 as a percentage of total revenues were 25.8% compared to 25.3% in the 39-week period ended June 30, 2007. Increased food costs during these periods have had a negative effect on this category of expenses. Although the Company had not raised the price of menu items offered to its customers for several years due to business conditions, the impact of the increase in food costs has caused the Company to review the price of menu items offered to its customers. The Company had determined to increase the price of menu items offered to its customers in specific locations where the Company believes consumer demand has created some elasticity.

           Payroll expenses as a percentage of total revenues were 28.1% for the third quarter of 2008 as compared to 28.2% in the third quarter of 2007. Payroll expenses as a percentage of total revenues were 30.9% for the 39-week period ended June 28, 2008 as compared to 31.0% for the 39-week period ended June 30, 2007. Occupancy expenses as a percentage of total revenues were 13.0% during the third fiscal quarter of 2008 compared to 12.2% in the third quarter of 2007. Occupancy expenses as a percentage of total revenues were 13.5% during the 39-week period ended June 28, 2008 compared to 13.3% for the 39-week period ended June 30, 2007. Other operating costs and expenses as a percentage of total revenues were 11.3% during the third fiscal quarter of 2008 compared to 12.5% in the third quarter of 2007. Other operating costs and expenses as a percentage of total revenues were 12.3% for the 39-week period ended June 28, 2008 compared to 12.2% for the 39-week period ended June 30, 2007. General and administrative expenses as a percentage of total revenues were 6.3% during the third fiscal quarter of 2008 compared to 6.6% in the third quarter of 2007. General and administrative expenses as a percentage of total revenue were 7.3% for the 39-week period ended June 28, 2008 compared to 7.4% for the 39-week period ended June 30, 2007.

           General and administrative expenses for the third quarter and 39-week period ended June 28, 2008 were negatively impacted by an accrual recorded by the Company in response to certain information received by the Company during the quarter as the result of an ongoing abandoned property audit by the New York State Office of the State Comptroller. The Company is currently in the process of obtaining and reviewing documentation requested by New York State and believes the current accrual to be reasonable at this time.

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

           The Company had a working capital surplus of $7,494,000 at June 28, 2008 as compared to a working capital surplus of $11,571,000 at September 29, 2007.

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

           In June 2007, we entered into an agreement to design and lease a food court at the to be constructed MGM Grand Casino at the Foxwoods Resort Casino. The obligation to pay rent for this facility was not effective until the food court opened for business during our third quarter of the 2008 fiscal year. A portion of pre-opening expenses were borne by outside investors who have invested in a limited liability company established to develop, construct, operate and manage the food court. We are the managing member of this limited liability company and, through this limited liability company, we lease and manage the operations of the food court in exchange for a monthly management fee equal to five-percent of the gross receipts of the food court. We have also contributed capital to this limited liability company. None of the obligations of this limited liability company are guaranteed by us and investors in this limited liability company will have no recourse against us or any of our assets.

           Since we have an aggregate ownership interest in the food court operations of 67%, such operations have been consolidated as of and for the 13-week and 39-week month periods ended June 28, 2008. The impact of such consolidations were not material to our condensed consolidated financial position or results of operations for any period presented.

           In June 2008, we signed two successive one-year agreements to use certain deck space adjacent to our Sequoia location in New York City as a Café.

           In June 2008, we entered into an agreement to design and lease a restaurant at The Museum of Arts & Design at Columbus Circle in New York City. The initial term of the lease for this facility will expire on December 31 sixteen years after the date the Museum first opens for business to the public following its current refurbishment and will have two five-year renewals. We anticipate the food court will open during our second quarter of the 2009 fiscal year.

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

           During the second fiscal quarter of 2008, we opened, along with certain third party investors, a new concept at this location called “Pinch & S’Mac” which features pizza and macaroni and cheese. We contributed Columbus Bakery’s net fixed assets and cash into this venture and received an ownership interest of 37.5% . These operations are not consolidated in the Company’s financial statements.

           Effective June 30, 2008, the lease for our Stage Deli facility at the Forum Shops in Las Vegas, Nevada expired. The landlord for this facility offered to renew the lease at this location prior to its expiration at a significantly increased rent. The Company determined that it would not be able to operate this facility profitably at this location at the rent offered in the landlord’s renewal proposal. As a result, the Company let this lease expire. As a result of the discontinuance of this restaurant, the Company took a charge for the impairment of goodwill of $294,000 and a loss on disposal of $19,000. The impairment charge and disposal loss our included in discontinued operations.

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

           In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of SFAS 162 is not expected to have a material impact on our consolidated financial statements.

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

Item 4T. Controls and Procedures

           Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of June 28, 2008 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

           There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal year 2008 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

           The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended June 28, 2008. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time prior to its expiration. We will cancel the repurchased shares.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs(1)
Month #1
March 30, 2008	0	Not Applicable	0	500,000
through
April 28, 2008
Month #2
April 29, 2008	0	Not Applicable	0	500,000
through
May 29, 2008
Month #3
May 30, 2008	0	Not Applicable	0	500,000
through
June 28, 2008
Total	0	Not Applicable	0	500,000

           (1) On March 25, 2008, our Board of Directors authorized a stock repurchase program under which up to 500,000 shares of our common stock may be acquired in the open market over the two years following such authorization at our discretion.

           As of August 5, 2008, we have purchased and an aggregate of 4,954 shares at an average purchase price of $18.74 per share in the open market pursuant to our stock repurchase program.

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

Date:	August 12, 2008

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman, President & Chief Executive Officer

By:	/s/ Robert J. Stewart
Robert Stewart
Chief Financial Officer