Form 10-K
period 2008-09-27
ARK RESTAURANTS CORP
filed 2008-12-23
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2008
or,
[ ] TRANSITION REPORT PURSUANT TO SECTIONS 13 AND 15(d)
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

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes __      No  X

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes __      No  X

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X       No __

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ x ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	_____	Accelerated filer _____
Non-accelerated filer	_____ (Do not check if a smaller reporting company)	Smaller Reporting Company __X___

     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes __      No  X

     As of March 28, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $59,601,310.

     At December 10, 2008, there were outstanding 3,489,845 shares of the Registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1)      In accordance with General Instruction G (3) of Form 10-K certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2008 Annual Meeting of Stockholders filed within 120 days of September 27, 2008 or will be included in an amendment to this Form 10-K filed within 120 days of September 27, 2008.

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

Item 1.           Business

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended September 27, 2008, we owned and/or operated 20 restaurants and bars, 30 fast food concepts, catering operations, and wholesale and retail bakeries through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended September 27, 2008, seven of our restaurant and bar facilities are located in New York City, four are located in Washington, D.C., five are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in the Faneuil Hall Marketplace in Boston, Massachusetts.

In 2006, we established operations at the Foxwoods Resort Casino in Ledyard, Connecticut by opening a a fast-casual restaurant, Lucky Seven, in Foxwoods Bingo Hall. All pre-opening expenses were borne by outside investors who invested in a limited liability company established to develop, construct, operate and manage this facility. We are the managing member of this limited liability company and, through this limited liability company, we lease and manage the operations of this facility in exchange for a monthly management fee equal to five-percent of the gross receipts of this facility. Neither we nor any of our subsidiaries contributed any capital to this limited liability company. None of the obligations of this limited liability company are guaranteed by us and investors in this limited liability company have no recourse against us or any of our assets. We also further expanded our operations at Foxwoods later in 2006 by opening The Grill at Two Trees in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino.

Also in 2006, we entered into an agreement to lease space for a Mexican restaurant, Yolos, at the Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada. Yolos opened during the first quarter of our 2008 fiscal year.

In 2007, we purchased the restaurant known as the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts and entered into an agreement to design and lease a food court at the to-be-constructed MGM Grand Casino at Foxwoods.

We purchased the Durgin Park facility from the previous owner for $2,000,000 in cash and a $1,000,000 five year promissory note bearing interest at a rate of 7% per year.

In June 2007, the Company entered into an agreement to design and lease a food court at the MGM Grand Casino at the Foxwoods Resort Casino which commenced operations during the third fiscal quarter of 2008. A limited liability company has been established to develop, construct, operate and manage the food court. The Company, through a wholly-owned subsidiary, is the managing member of this limited liability company and has an aggregate ownership interest in the food court operations of 67%.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant’s location. Most of our restaurants which are in operation and which have been opened in recent years are of the latter description. As of the fiscal year ended September 27, 2008, these include the restaurant operations at the New York-New York Hotel & Casino in Las Vegas, Nevada (1997); Red, located at the South Street Seaport in New York (1998); Thunder Grill in Union Station, Washington, D.C. (1999); one bar and three food court facilities at the Venetian Casino Resort in Las Vegas, Nevada (2000); the 12 fast food facilities in Tampa, Florida and Hollywood, Florida, respectively (2004); the Gallagher’s

Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); Lucky Seven and The Grill at Two Trees at the Foxwoods Resort Casino in Ledyard, Connecticut (2006); Durgin Park Restaurant and the Black Horse Tavern in the Faneuil Hall Marketplace in Boston, Massachusetts (2007); Yolos, at the Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada (2007); and five fast food facilities at MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, Connecticut (2008).

Also in 2008, we entered into an agreement to lease space for a yet to be named restaurant at the Museum of Arts & Design at Columbus Circle in Manhattan.

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

The following table sets forth the facilities we lease and operate as of September 27, 2008:

				Seating
				Capacity(2)
		Year	Restaurant Size	Indoor-		Lease
Name	Location	Opened(1)	(Square Feet)	(Outdoor)		Expiration(3)

Gonzalez y	Broadway	1989	6,000	250		2008
Gonzalez	(between Houston and
	Bleecker Streets)
	New York, New York

America	Union Station	1989	10,000	400	(50)	2009
	Washington, D.C.

Center Café	Union Station	1989	4,000	200		2009
	Washington, D.C.

Sequoia	Washington Harbour	1990	26,000	600	(400)	2017
	Washington, D.C.

Sequoia	South Street Seaport	1991	12,000	300	(100)	2010
	New York, New York

Canyon Road	First Avenue	1984	2,500	130		2014
	(between 76th and 77th
	Streets)
	New York, New York

				Seating
				Capacity(2)
		Year	Restaurant Size	Indoor-		Lease
Name	Location	Opened(1)	(Square Feet)	(Outdoor)		Expiration(3)

Bryant Park	Bryant Park	1995	25,000	180	(820)	2025
Grill & Café(4)	New York, New York

America(5)	New York-New York	1997	20,000	450		2017
	Hotel and Casino
	Las Vegas, Nevada

Gallagher’s	New York-New York	1997	5,500	260		2023
Steakhouse(5)	Hotel & Casino
	Las Vegas, Nevada

Gonzalez y	New York-New York	1997	2,000	120		2017
Gonzalez(5)	Hotel & Casino
	Las Vegas, Nevada

Village Eateries	New York-New York	1997	6,300	400	(*)	2017
(5)(6)	Hotel & Casino
	Las Vegas, Nevada

The Grill Room	World Financial Center	1997	10,000	250		2011
	New York, New York

Red	South Street Seaport	1998	7,000	150	(150)	2013
	New York, New York

Thunder Grill	Union Station	1999	10,000	500		2019
	Washington, D.C.

Venetian Food	Venetian Casino Resort	1999	3,980	300	(*)	2014
Court(7)	Las Vegas, Nevada

V-Bar	Venetian Casino Resort	2000	3,000	100		2015
	Las Vegas, Nevada

Gallagher’s	Resorts Atlantic City	2005	6,280	196		2020
Steakhouse	Hotel and Casino
	Atlantic City, New
	Jersey

Gallagher’s	Resorts Atlantic City	2005	2,270	114		2020
Burger Bar	Hotel and Casino
	Atlantic City, New
	Jersey

The Grill at Two	Two Trees Inn	2006	3,359	101		2026
Trees	Ledyard, Connecticut

				Seating
				Capacity(2)
		Year	Restaurant Size	Indoor-	Lease
Name	Location	Opened(1)	(Square Feet)	(Outdoor)	Expiration(3)

Durgin Park	Faneuil Hall	2007	7,000	500	2032
Restaurant and	Marketplace
the Black Horse	Boston, Massachusetts
Tavern

Yolos	Planet Hollywood	2007	4,100	206	2027
	Resort and Casino
	Las Vegas, Nevada

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

(3)	Assumes the exercise of all our available lease renewal options.

(4)	The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2012.

(5)

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

(6)

We operate eight small food court restaurants in the Villages Eateries food court at the New York-New York Hotel & Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.

(7)	We operate three small food court restaurants in a food court at the Venetian Casino Resort.

(*)	Represents common area seating.

The following table sets forth the facilities managed by us as of September 27, 2008:

				Seating
				Capacity(2)
		Year	Restaurant Size	Indoor-		Lease
Name	Location	Opened(1)	(Square Feet)	(Outdoor)		Expiration(3)

El Rio Grande	Third Avenue	1987	4,000	160		2019
(4)(5)	(between 38th and 39th
	Streets)
	New York, New York

Tampa Food	Hard Rock Hotel and	2004	4,000	250	(*)	2029
Court(6)	Casino
	Tampa, Florida

Hollywood	Hard Rock Hotel and	2004	5,000	250	(*)	2029
Food Court(6)	Casino
	Hollywood, Florida

Lucky Seven(6)	Foxwoods Resort	2006	4,825	4,000	(**)	2026
	Casino
	Ledyard, Connecticut

MGM Grand	MGM Grand at	2008	8,300	256	(84)(*)	2028
Food	Foxwoods Resort
Market(6)(7)	Casino
	Ledyard, Connecticut

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

(3)	Assumes the exercise of all our available lease renewal options.

(4)	Management fees earned are based on a percentage of cash flow of the restaurant.

(5)	We own a 19% interest in the partnership that owns El Rio Grande.

(6)	Management fees earned are based on a percentage of gross sales of the restaurant.

(7)	We own a 67% interest in the partnership that owns the MGM Grand Food Market.

(*)	Represents common area seating.

(**)	Represents number of seats in the Bingo Hall.

Revenues from facilities managed by us are not included in our consolidated sales, with the exception of

El Rio Grande and the MGM Grand Food Market.

Restaurant Expansion

During the fiscal year ended September 27, 2008, we:

          --           expanded our operations at the Foxwoods Resort Casino by opening The Food Market in the MGM Grand Casino, a facility part of the Foxwoods Resort Casino, in Ledyard, Connecticut;

          --           began operating a Mexican restaurant and lounge, Yolos, at the rethemed Planet Hollywood Casino in Las Vegas, Nevada; and

          --           entered into an agreement to lease space for a yet to be named restaurant at the Museum of Arts & Design at Columbus Circle in Manhattan.

The obligation to pay rent for the restaurant at the Museum of Arts & Design is not effective until the earlier to occur of the date the restaurant opens for business or Mach 1, 2009. We anticipate that:

          --           investors will invest in the limited liability company that leases the space and such investors will reimburse this limited liability company for all pre-opening expenses;

          --           we will be the managing member of this limited liability company and, through this limited liability company, we will manage the operations of the restaurant in exchange for a monthly management fee equal to five-percent of the gross receipts of the restaurant;

          --           neither we nor any of our subsidiaries will contribute any capital to this limited liability company; and

          --           none of the obligations of this limited liability company will be guaranteed by us and investors in this limited liability company will have no recourse against us or any of our assets.

However, due to the current economic climate, we cannot be certain that such investors will be available. In such a situation, we anticipate we will contribute capital for pre-opening expenses and operate this restaurant through this limited liability company as a subsidiary.

The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening “shake out” period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. We incurred $210,000 in pre-opening expenses in fiscal 2008.

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

Recent Restaurant Dispositions and Charges

Our bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and we felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as “Vivid” on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility subsequently failed to reach a level sufficient to achieve the results we required and we have identified a buyer for this facility. As of December 31, 2005, we classified the assets and liabilities of this bar/nightclub facility as “held for sale” in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") based on the fact that the facility has met the criteria under SFAS No. 144. Based on the offers made for this facility, we recorded an impairment charge of $537,000 during the first fiscal quarter of 2007. An additional impairment charge of $38,000 was recorded during the fourth fiscal quarter of 2007 as a result of the sale of the facility. We recorded operating losses of $188,000 during the fiscal year ended September 29, 2007. The impairment charges and operating losses are included in discontinued operations.

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

As a result of the above mentioned sales or closures, we allocated $294,000 and $100,000 of goodwill to these restaurants and reduced goodwill by these amounts in fiscal 2008 and 2007, respectively.

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

Employees

At December 10, 2008, we employed 1,929 persons (including employees at managed facilities), 1,425 of whom were full-time employees, 514 of whom were part-time employees, 31 of whom were headquarters personnel, 216 of whom were restaurant management personnel, 559 of whom were kitchen personnel and 1,123 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by a collective bargaining agreement.

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

Item 1A.           Risk Factors.

The following are the most significant risk factors applicable to us:

RISKS RELATED TO OUR BUSINESS

The recent disruptions in the overall economy and the financial markets may adversely impact our business.

The restaurant industry has been affected by current economic factors, including the deterioration of national, regional and local economic conditions, declines in employment levels, and shifts in consumer spending patterns. The recent disruptions in the overall economy and volatility in the financial markets have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, which could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations. In addition, macro economic disruptions, as well as the restructuring of various commercial and investment banking organizations, could adversely affect our ability to access the credit markets. The disruption in the credit markets may also adversely affect the availability of financing for our expansions and operations, and could impact our vendors’ ability to meet supply requirements. There can be no assurance that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets, or increase liquidity and the availability of credit.

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

Item 1B.          Unresolved Staff Comments.

Not applicable.

Item 2.            Properties

Our restaurant facilities and our executive offices are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of September 27, 2008, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Years Lease	Number of
Terms Expire	Facilities

2008-2010	4
2011-2015	5
2016-2020	8
2021-2025	2
2026-2030	6
2031-2035	1

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

Item 4.             Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter.

Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers and all offices held by each person:

Name	Age	Positions and Offices

Michael Weinstein	65	Chairman and Chief Executive
		Officer
Vincent Pascal	65	Senior Vice President
Robert Towers	61	President, Chief Operating Officer
		and Treasurer
Paul Gordon	57	Senior Vice President
Robert Stewart	52	Chief Financial Officer

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
Purchases of Equity Securities

Market for Our Common Stock

Our Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market under the symbol “ARKR.” The high and low sale prices for our Common Stock from October 2, 2005 through September 27, 2008 are as follows:

Calendar 2006	High	Low

Fourth Quarter	$ 32.89	$ 26.55

Calendar 2007

First Quarter	35.37	30.60
Second Quarter	36.99	33.01
Third Quarter	37.63	35.71
Fourth Quarter	37.00	34.42

Calendar 2008

First Quarter	37.32	29.10
Second Quarter	29.00	25.13
Third Quarter	26.25	18.03

Dividend Policy

A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared October 10 and December 20, 2006 and on April 12, 2007. We declared an increase in our quarterly cash dividend to $0.44 per share on May 23, 2007 and subsequent quarterly cash dividends reflecting this increased amount were declared on October 12, 2007 and January 11, April 11, July 11 and October 10, 2008. In addition, we declared a special cash dividend in the amount of $3.00 per share on December 20, 2006. Prior to this, we had not paid any cash dividends since our inception. On December 18, 2008, our Board of Directors determined to suspend the dividend which would have customarily been declared in January 2009. For the foreseeable future, our dividend policy will be determined by our Board of Directors on a quarter by quarter basis.

Issuer Purchases of Equity Securities

The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended September 27, 2008. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time prior to its expiration. We will cancel the repurchased shares.

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs(1)
Month #1
June 29, 2008
through	0	Not Applicable	0	500,000
July 29, 2008

Month #2
July 30, 2008
through	4,957	$18.74	4,957	495,043
August 30, 2008

Month #3
August 31, 2008
through
September 27,	60,000	$18.60	60,000	435,043
2008

Total	64,957	$18.61	64,957	435,043

          (1)           On March 25, 2008, our Board of Directors authorized a stock repurchase program under which up to 500,000 shares of our common stock may be acquired in the open market or in private transactions over the two years following such authorization at our discretion.

As of December 22, 2008, we have purchased an additional aggregate of 42,000 shares at an average purchase price of $11.90 per share in private transactions pursuant to our stock repurchase program. As of December 9, 2008, there were 32 holders of record of our Common Stock, $.01 par value. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Securities Authorized for Issuance Under Equity Compensation Plans

The following is a summary of the securities issued and authorized for issuance under our 2004 Stock Option Plan at September 27, 2008:

Plan Category	(a) Number of
	securities to be	(b) Weighted -	(c) Number of securities
	issued upon	average exercise	remaining available for
	exercise of	price of	future issuance under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))

Equity compensation plans approved by
shareholders[1]	271,500	$30.59	151,000
Equity compensation plans not approved by
shareholders[2]	None	N/A	None
Total	271,500	$30.59	151,000

        Of the 271,500 options outstanding on September 27, 2008, 177,500 were held by the Company’s officers and directors.

(1)	The 2004 Stock Option Plan, which was approved by shareholders, is the Company’s only equity compensation plan currently in effect.

(2)     The Company has no equity compensation plan that was not approved by shareholders.

Stock Performance Graph

The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing September 27, 2003 and ending September 27, 2008 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on September 27, 2003 and that all dividends paid by companies included in each index were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ark Restaurants Corp., The NASDAQ Composite Index
And SIC Code 5812 - Eating & Drinking Places

	Cumulative Total Return
	9/27/03	10/2/04	10/1/05	9/30/06	9/29/07	9/27/08

Ark Restaurants Corp.	100.00	239.34	288.32	256.83	409.42	213.12
NASDAQ Composite	100.00	107.74	123.03	131.60	158.88	119.05
SIC Code 5812 - Eating & Drinking Places	100.00	129.52	149.03	178.78	206.11	199.63

Item 6.           Selected Consolidated Financial Data

Not applicable.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations

Accounting period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended September 29, 2007 and September 27, 2008 each included 52 weeks.

Overview

We have reclassified our consolidated statements of operations data for the prior periods presented below, in accordance with SFAS 144, as a result of the:

          --           sale of two of our restaurants and the closure of three of our restaurants during the fiscal year ended September 29, 2007; and

          --           closure of two of our restaurants during the fiscal year ended September 27, 2008.

The operations of these restaurants have been presented as discontinued operations for the fiscal years ended September 29, 2007 and September 27, 2008. See “Item 1 -Recent Restaurant Dispositions and Charges”, “Item 7 - Recent Restaurant Dispositions” and Note 3 of Consolidated Financial Statements.

Revenues

Total revenues increased by 6.4% from fiscal 2007 to fiscal 2008. Revenues for fiscal 2008 were reduced by $3,100,000 and revenues for fiscal 2007 were reduced by $2,686,000 as a result of the sale of two facilities and the closure of five of our facilities and their reclassification to discontinued operations.

Same store sales increased 0.9%, or $1,052,000, on a Company-wide basis from fiscal 2007 to fiscal 2008. Same store sales in Las Vegas decreased by $90,000, or 0.2%, in fiscal 2008 compared to fiscal 2007. Same store sales in New York increased $1,371,000, or 4.3%, during fiscal 2008. Same store sales in Washington D.C. decreased by $169,000, or 0.9%, during fiscal 2008. Same store sales in Atlantic City decreased by $294,000 or 8.2% in fiscal 2008 compared to fiscal 2007. Same store sales in Boston increased $121,000, or 3.5%, during fiscal 2008. Same store sales in Connecticut increased $113,000, or 7.9%, during fiscal 2008.

Other operating income, which consists of the sale of merchandise at various restaurants, management fee income and door sales were $2,456,000 in fiscal 2008 and $2,145,000 in fiscal 2007.

Costs and Expenses

Food and beverage cost of sales as a percentage of total revenue was 26.2% in fiscal 2008 and 25.7% in fiscal 2007.

Total costs and expenses increased by $8,494,000, or 7.9%, from fiscal 2007 to fiscal 2008 primarily due to increased sales.

Payroll expenses as a percentage of total revenues was 30.6% in fiscal 2008 compared to 30.2% in fiscal 2007. Payroll expense was $38,325,000 and $35,630,000 in fiscal 2008 and 2007, respectively. In fiscal 2008, increased sales resulted in an increase in payroll expenses. We continually evaluate our payroll expenses as they relate to sales.

We typically incur significant pre-opening expenses in connection with our new restaurants that are expensed as incurred. Furthermore, it is not uncommon that such restaurants experience operating losses during the early months of operation.

In fiscal 2008, we began operating a Mexican restaurant and lounge, Yolos, at the rethemed Planet Hollywood Casino in Las Vegas, Nevada, and entered into an agreement to lease space for a yet to be named restaurant at the Museum of Arts & Design at Columbus Circle in Manhattan. The obligation to pay rent for the restaurant at the Museum of Arts & Design is not effective until the earlier to occur of the date the restaurant opens for business or Mach 1, 2009. We anticipate that:

          --           investors will invest in the limited liability company that leases the space and such investors will reimburse this limited liability company for all pre-opening expenses;

          --           we will be the managing member of this limited liability company and, through this limited liability company, we will manage the operations of the restaurant in exchange for a monthly management fee equal to five-percent of the gross receipts of the restaurant;

          --           neither we nor any of our subsidiaries will contribute any capital to this limited liability company; and

          --           none of the obligations of this limited liability company will be guaranteed by us and investors in this limited liability company will have no recourse against us or any of our assets.

However, due to the current economic climate, we cannot be certain that such investors will be available. In such a situation, we anticipate we will contribute capital for pre-opening expenses and operate this restaurant through this limited liability company as a subsidiary.

In fiscal 2007, we:

          --           converted our bar, Luna Lounge, at the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey, into a restaurant, Gallagher’s Burger Bar;

          --           expanded our operations at the Foxwoods Resort Casino by opening The Grill at Two Trees in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino, in Ledyard, Connecticut;

          --           began construction of Yolos; and

          --           began operating the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts.

We purchased the Durgin Park facility in 2007 from the previous owner for $2,000,000 in cash and a $1,000,000 five year promissory note bearing interest at a rate of 7% per year.

We experienced $210,000 and $129,000 in pre-opening and early operating losses at our facilities in fiscal 2008 and fiscal 2007, respectively.

General and administrative expenses, as a percentage of total revenue, were 7.3% in fiscal 2008 and 7.7% in fiscal 2007.

We manage:

          --           two consolidated facilities we do not own (El Rio Grande and The Food Market at the MGM Grand),

          --           the Tampa and Hollywood Florida food court operations, and

          --            Lucky Seven at Foxwoods.

Sales of El Rio Grande were $4,312,000 and $3,873,000 during fiscal 2008 and 2007, respectively. Sales of the The Food Market at the MGM Grand were $1,457,000 during the portion of fiscal 2008 in which it was open. The Food Market at the MGM Grand was not open during fiscal 2007. Sales of the Tampa and Hollywood Florida food court operations were $12,454,000 during fiscal 2008 and $12,170,000 during fiscal 2007. Sales of Lucky Seven were $2,608,000 and $2,691,000 during fiscal 2008 and 2007, respectively.

Interest expense was $57,000 in fiscal 2008 and $65,000 in fiscal 2007. Interest income was $490,000 in fiscal 2008 and $417,000 in fiscal 2007. During fiscal 2007 we began an investment program utilizing our large cash balances. Investments are made in government securities and investment quality corporate instruments.

Other income, which generally consists of purchasing service fees, equity in losses of affiliates and other income at various restaurants, was $716,000 and $798,000 for fiscal 2008 and 2007, respectively.

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

The Revenue Reconciliation Act of 1993 provides tax credits to us for FICA taxes paid on tip income of restaurant service personnel. The net benefit to us was $832,000 in fiscal 2008 and $799,000 in fiscal 2007.

Our tax return for the fiscal year ended September 30, 2006 is currently under audit by the Internal Revenue Service. We expect no material adjustments will result from this examination.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations. We have, from time to time, also utilized equipment financing in connection with the construction of a restaurant and seller financing in connection with the acquisition of a restaurant. We utilize capital primarily to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants we own.

The net cash used in investing activities in fiscal 2008 was $6,928,000. Cash was used for the replacement of fixed assets at existing restaurants and the construction of Yolos, a Mexican restaurant, at the Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada. Cash was also used to purchase investment securities. Cash provided by investing activities was generated from the sale of discontinued operations and the sale of investment securities.

The net cash used in investing activities in fiscal 2007 was $117,000. Cash was used for the replacement of fixed assets at existing restaurants, converting our bar, Luna Lounge, at the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey, into a restaurant, Gallagher’s Burger Bar, opening The Grill at Two Trees in the Two Trees Inn, a facility owned by the Mashantucket Pequot Tribal Nation and a part of the Foxwoods Resort Casino, in Ledyard, Connecticut, purchasing the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts from the previous owner for $2,000,000 in cash and a $1,000,000 five year promissory note bearing interest at a rate of 7% per year, and the construction of Yolos in Las Vegas, Nevada. Cash was also used to purchase investment securities. Cash provided by investing activities was generated from the sale of discontinued operations and the sale of investment securities.

The net cash used in financing activities in fiscal 2008 of $5,461,000 and $15,309,000 in fiscal 2007 was principally used for the payment of dividends.

We had a working capital surplus of $9,144,000 at September 27, 2008 as compared to a working capital surplus of $11,571,000 at September 29, 2007.

A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared October 10 and December 20, 2006 and on April 12, 2007. We declared an increase in our quarterly cash dividend to $0.44 per share on May 23, 2007 and subsequent quarterly cash dividends reflecting this increased amount were declared on October 12, 2007 and January 11, April 11, July 11 and October 10, 2008. In addition, we declared a special cash dividend in the amount of $3.00 per share on December 20, 2006. Prior to this, we had not paid any cash dividends since our inception. We intend to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Restaurant Expansion

During the fiscal year ended September 27, 2008, we:

          --           expanded our operations at the Foxwoods Resort Casino by opening The Food Market in the MGM Grand Casino, a facility part of the Foxwoods Resort Casino, in Ledyard, Connecticut;

          --           began operating a Mexican restaurant and lounge, Yolos, at the rethemed Planet Hollywood Casino in Las Vegas, Nevada; and

          --           entered into an agreement to lease space for a yet to be named restaurant at the Museum of Arts & Design at Columbus Circle in Manhattan.

The obligation to pay rent for the restaurant at the Museum of Arts & Design is not effective until the earlier to occur of the date the restaurant opens for business or Mach 1, 2009. We anticipate that:

          --           investors will invest in the limited liability company that leases the space and such I investors will reimburse this limited liability company for all pre-opening expenses;

          --           we will be the managing member of this limited liability company and, through this limited liability company, we will manage the operations of the restaurant in exchange for a monthly management fee equal to five-percent of the gross receipts of the restaurant;

          --           neither we nor any of our subsidiaries will contribute any capital to this limited liability company; and

          --           none of the obligations of this limited liability company will be guaranteed by us and investors in this limited liability company will have no recourse against us or any of our assets.

However, due to the current economic climate, we cannot be certain that such investors will be available. In such a situation, we anticipate we will contribute capital for pre-opening expenses and operate this restaurant through this limited liability company as a subsidiary.

The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening “shake out” period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. We incurred $210,000 in pre-opening expenses in fiscal 2008.

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

Recent Restaurant Dispositions and Charges

Our bar/nightclub facility Venus, located at the Venetian Casino Resort, experienced a steady decline in sales and we felt that a new concept was needed at this location. During the first quarter of 2005, this bar/nightclub facility was closed for re-concepting and re-opened as “Vivid” on February 4, 2005. Total conversion costs were approximately $400,000. Sales at the new bar/nightclub facility subsequently failed to reach a level sufficient to achieve the results we required and we have identified a buyer for this facility. As of December 31, 2005, we classified the assets and liabilities of this bar/nightclub facility as “held for sale” in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") based on the fact that the facility has met the criteria under SFAS No. 144. Based on the offers made for this facility, we recorded an impairment charge of $537,000 during the first fiscal quarter of 2007. An additional impairment charge of $38,000 was recorded during the fourth fiscal quarter of 2007 as a result of the sale of the facility. We recorded operating losses of $188,000 during the fiscal year ended September 29, 2007. The impairment charges and operating losses are included in discontinued operations.

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

During the first fiscal quarter of 2008, we discontinued the operation of our Columbus Bakery retail and wholesale bakery located in New York City. Columbus Bakery was originally intended to serve as the bakery that would provide all of our New York restaurants with baked goods as well as being a retail bakery operation. As a result of the sale and closure of several of our restaurants in New York City during the last several years, this bakery operation was no longer profitable. During the second fiscal quarter of 2008 we opened, along with certain third party investors, a new concept at this location called “Pinch & S’Mac” which features pizza and macaroni and cheese. We contributed Columbus Bakery’s net fixed assets and cash into this venture and received an ownership interest of 37.5% . These operations are not consolidated in the Company’s consolidated financial statements.

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

As a result of the above mentioned sales or closures, we allocated $294,000 and $100,000 of goodwill to these restaurants and reduced goodwill by these amounts in fiscal 2008 and 2007, respectively.

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

Below are listed certain policies that management believes are critical:

Use of Estimates

The preparation of financial statements requires the application of certain accounting policies, which may require us to make estimates and assumptions of future events. In the process of preparing its consolidated financial statements, we estimate the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying our consolidated financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances and actual results could differ from those estimates.

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

Accounting for Goodwill and Other Intangible Assets

During 2001, the FASB issued SFAS 142, which requires that for us, effective September 28, 2002, goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of the reporting unit (the Company is being treated as one reporting unit) with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, we obtain appraisals from independent valuation firms. In addition to the use of independent valuation firms, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy no impairment charges were recorded during the fiscal years ended 2008 and 2007.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board has recently issued the following accounting pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which, among other requirements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about the use of fair value to measure assets and liabilities. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For financial instruments and certain nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis at least annually, SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007, which corresponds to the Company’s fiscal year beginning September 28, 2008. For all other nonfinancial assets and liabilities the effective date of SFAS 157 has been delayed to the first fiscal year beginning after November 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009. The Company is still determining the effect SFAS 157 will have on its consolidated financial statements, but it currently does not expect the effect to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits measurement of recognized financial assets and liabilities at fair value with certain exceptions such as investments in subsidiaries, obligations for pension or other postretirement benefits, and financial assets and financial liabilities recognized under leases. Changes in the fair value of items for which the fair value option is elected should be recognized in income or loss. The election to measure eligible items at fair value is irrevocable and can only be made at defined election dates or events, generally on an instrument by instrument basis. Items for which the fair value option is elected should be separately presented or parenthetically be disclosed in the statement of financial position. SFAS 159 also requires significant new disclosures that apply for interim and annual financial statements. SFAS 159 shall be effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted, if certain conditions are met. The effect of the first remeasurement to fair value of eligible items existing would be reported as an adjustment to the opening balance of retained earnings as of the date of adoption, which corresponds to the Company’s fiscal year beginning September 28, 2008. The Company is currently evaluating SFAS 159 and determining whether to elect the fair value option for certain financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will become effective for our fiscal year beginning October 4, 2009.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, (“SFAS 160”), which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB No. 51”) , to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009. The Company is currently evaluating the potential impact of adopting SFAS 160 on its consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for interim and annual periods beginning after November 15, 2008, which corresponds to the Company’s quarterly period beginning December 28, 2008. Management is currently evaluating the impact SFAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

     In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets”. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 20, 2009. The Company is in the process of evaluating the impact that the adoption of FSP FAS 142-3 may have on its consolidated financial statements and related disclosures.

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

Not applicable.

Item 8.           Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9.	Changes in and Disagreements With
Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).   Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of the our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of September 27, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of September 27, 2008, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met

Item 9B.           Other Information

None.

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

See Part I, Item 4. “Executive Officers of the Registrant.” Other information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

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

Item 14.           Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.             Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements:	Page

		Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets --
		at September 27, 2008 and September 29, 2007	F-2

Consolidated Statements of Operations --years ended
		September 27, 2008 and September 29, 2007	F-3

Consolidated Statements of Cash Flows --
		years ended September 27, 2008 and September 29, 2007	F-4

Consolidated Statements of Shareholders’ Equity --
		years ended September 27, 2008 and September 29, 2007	F-5

		Notes to Consolidated Financial Statements	F-6

	(2)	Financial Statement Schedules

None

	(3)	Exhibits:

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

	*21	Subsidiaries of the Registrant.

	*23	Consent of J.H. Cohn LLP.

	*31.1	Certification of Chief Executive Officer.

	*31.2	Certification of Chief Financial Officer.

	*32	Section 1350 Certification

(b)	Reports	Report on Form 8-K dated December 19, 2007
on
	Form	Report on Form 8-K dated December 23, 2008
8-K
Report on Form 8-K dated January 11, 2008

Report on Form 8-K dated February 8, 2008

Report on Form 8-K dated March 27, 2008

Report on Form 8-K dated April 11, 2008

Report on Form 8-K dated May 12, 2008

Report on Form 8-K dated July 11, 2008

Report on Form 8-K dated July 22, 2008

Report on Form 8-K dated August 8, 2007

Report on Form 8-K dated October 10, 2008

*           Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 27, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ark Restaurants Corp. and Subsidiaries as of September 27, 2008 and September 29, 2007, and their consolidated results of operations and cash flows for each of the two years in the period ended September 27, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York
December 22, 2008

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	September 27,	September 29,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,978	$4,009
Short-term investments in available-for-sale securities	9,267	9,201
Accounts receivable	2,862	2,657
Related party receivables, net	881	1,318
Employee receivables	281	316
Current portion of long-term receivables	121	114
Inventories	1,556	1,410
Prepaid expenses and other current assets	362	649
Assets held-for-sale	-	1,120
Total current assets	18,308	20,794
LONG-TERM RECEIVABLES, LESS CURRENT PORTION	231	352
FIXED ASSETS - At cost:
Leasehold improvements	31,533	27,094
Furniture, fixtures and equipment	28,372	25,692
Construction in progress	44	1,142
	59,949	53,928
Less accumulated depreciation and amortization	35,087	33,880
FIXED ASSETS - Net	24,862	20,048
INTANGIBLE ASSETS - Net	62	80
GOODWILL	4,813	5,107
TRADEMARKS	721	721
DEFERRED INCOME TAXES	4,312	4,763
OTHER ASSETS	701	316
TOTALS	$54,010	$52,181

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,834	$2,404
Accrued expenses and other current liabilities	5,312	5,503
Accrued income taxes	823	1,135
Current portion of note payable	195	181
Total current liabilities	9,164	9,223
OPERATING LEASE DEFERRED CREDIT	3,695	3,771
NOTE PAYABLE, LESS CURRENT PORTION	510	704
OTHER LIABILITIES	157	229
TOTAL LIABILITIES	13,526	13,927
NON-CONTROLLING INTERESTS	2,681	164
COMMITMENTS AND CONTINGENCIES - See Note 11
SHAREHOLDERS' EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding of 5,667 and 3,532 shares at September 27, 2008
and 5,667 and 3,597 shares at September 29, 2007, respectively	57	57
Additional paid-in capital	22,068	21,756
Accumulated other comprehensive income (loss)	(30)	49
Retained earnings	25,427	24,780
	47,522	46,642
Less stock option receivable	(124)	(166)
Less treasury stock, at cost, of 2,135 and 2,070 shares at September 27, 2008
and September 29, 2007, respectively	(9,595)	(8,386)
Total shareholders' equity	37,803	38,090
TOTALS	$54,010	$52,181

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended
	September 27,	September 29,
	2008	2007

REVENUES
Food and beverage sales	$122,934	$115,676
Other income	2,456	2,145
Total revenues	125,390	117,821

COST AND EXPENSES:
Food and beverage cost of sales	32,807	30,271
Payroll expenses	38,325	35,630
Occupancy expenses	16,809	15,443
Other operating costs and expenses	15,414	14,062
General and administrative expenses	9,157	9,046
Depreciation and amortization	3,091	2,657
Total cost and expenses	115,603	107,109
OPERATING INCOME	9,787	10,712
OTHER (INCOME) EXPENSE:
Interest expense	57	65
Interest income	(490)	(417)
Other income, net	(716)	(798)
Total other income, net	(1,149)	(1,150)

Income from continuing operations before provision for income taxes and non-controlling interests	10,936	11,862
Provision for income taxes	3,676	3,669
Income attributable to non-controlling interests	(299)	(236)
INCOME FROM CONTINUING OPERATIONS	6,961	7,957
DISCONTINUED OPERATIONS:
Income from operations of discontinued restaurants (includes a net loss on disposal of of $19 for the year ended September 27, 2008 and a net gain on disposal of $7,814 for
for the year ended September 29, 2007, respectively)	26	7,721
Provision for income taxes	9	2,665
INCOME FROM DISCONTINUED OPERATIONS	17	5,056
NET INCOME	$6,978	$13,013

PER SHARE INFORMATION - BASIC AND DILUTED:
Income from continuing operations	$1.94	$2.22
Discontinued operations	0.00	1.41
BASIC	$1.94	$3.63

Income from continuing operations	$1.93	$2.21
Discontinued operations	0.00	1.40
DILUTED	$1.93	$3.61

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	3,594	3,582

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	3,608	3,607

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	September 27,	September 29,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,978	$13,013
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income taxes	451	1,542
Stock-based compensation	312	408
Depreciation and amortization	3,091	2,657
(Gain) loss on disposal of discontinued operation	19	(7,814)
Impairment loss on goodwill related to discontinued operations	294	537
Equity in loss of affiliate	127	-
Income attributable to non-controlling interests	299	235
Operating lease deferred credit	(76)	(339)
Changes in operating assets and liabilities:
Accounts receivable	(205)	(70)
Related party receivables	437	128
Employee receivables	35	78
Inventories	(146)	30
Prepaid expenses and other current assets	270	51
Other assets	(512)	148
Accounts payable - trade	430	211
Accrued income taxes	(312)	(317)
Accrued expenses and other current liabilities	(191)	1,285
Net cash provided by continuing operating activities	11,301	11,783
Net cash provided by (used in) discontinued operating activities	56	(19)
Net cash provided by operating activities	11,357	11,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(8,080)	(3,655)
Proceeds from sale of discontinued operations	1,030	14,000
Purchases of investment securities	(14,645)	(29,189)
Proceeds from sales of investment securities	14,500	20,037
Payment for purchase of Durgin Park	-	(2,000)
Payments received on long-term receivables	114	690
Net cash used in continuing investing activities	(7,081)	(117)
Net cash provided by discontinued investing activities	153	-
Net cash used in investing activities	(6,928)	(117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit on exercise of stock options	-	81
Principal payments on note payable	(180)	(115)
Dividends paid	(6,331)	(16,078)
Exercise of stock options	-	864
Purchase of treasury stock	(1,209)	-
Payments received on stock option receivable	42	-
Capital contributions from non-controlling interests	2,500	-
Distributions to non-controlling interests	(282)	(61)
Net cash used in financing activities	(5,460)	(15,309)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,031)	(3,662)
CASH AND CASH EQUIVALENTS, Beginning of year	4,009	7,671
CASH AND CASH EQUIVALENTS, End of year	$2,978	$4,009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$57	$64
Income taxes	$3,557	$5,969
Non-cash investing activity:
Investment in unconsolidated affiliates	$298	$-
Non-cash financing activity:
Debt incurred in connection with acquisition	$-	$1,000

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007
(In Thousands)

				Accumulated
				Other				Total
	Common Stock		Additional Paid-	Comprehensive	Retained	Stock Option	Treasury	Shareholders'
	Shares	Amount	In Capital	Income (Loss)	Earnings	Receivable	Stock	Equity

BALANCE - September 30, 2006	5,632	$57	$20,403	$-	$27,845	$(166)	$(8,386)	$39,753

Exercise of stock options	35	-	864	-	-	-	-	864
Tax benefit on exercise of stock options	-	-	81	-	-	-	-	81
Stock-based compensation	-	-	408	-	-	-	-	408
Payment of dividends - $4.49 per share	-	-	-	-	(16,078)	-	-	(16,078)
Unrealized gain on available-for-sale securities	-	-	-	49	-	-	-	49
Net income	-	-	-	-	13,013	-	-	13,013

BALANCE - September 29, 2007	5,667	57	21,756	49	24,780	(166)	(8,386)	38,090

Stock-based compensation	-	-	312	-	-	-	-	312
Payment of dividends - $1.76 per share	-	-	-	-	(6,331)	-	-	(6,331)
Unrealized loss on available-for-sale securities	-	-	-	(79)	-	-	-	(79)
Repayments on stock option receivable	-	-	-	-	-	42	-	42
Purchases of treasury stock	-	-	-	-	-	-	(1,209)	(1,209)
Net income	-	-	-	-	6,978	-	-	6,978

BALANCE - September 27, 2008	5,667	$57	$22,068	$(30)	$25,427	$(124)	$(9,595)	$37,803

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ark Restaurants owns and operates 20 restaurants and bars, 30 fast food concepts, catering operations and wholesale and retail bakeries. Seven restaurants are located in New York City, four are located in Washington, D.C., five are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in Boston, Massachusetts. The Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel's room service, banquet facilities, employee dining room and nine food court concepts; one bar within the Venetian Casino Resort as well as three food court concepts. In Las Vegas, the Company also owns and operates one restaurant within the Planet Hollywood Resort and Casino. The Florida operations under management include five fast food facilities in Tampa, Florida and seven fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino. In Atlantic City, New Jersey, the Company operates a restaurant and a bar in the Resorts Atlantic City Hotel and Casino. The operations at the Foxwoods Resort Casino include one fast food concept and six fast food concepts at the MGM Grand Casino. In Boston, Massachusetts, the Company operates a restaurant in the Faneuil Hall Marketplace.

Accounting Period—The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 27, 2008 and September 29, 2007 included 52 weeks.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include allowances for potential bad debts on receivables, inventories, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and other matters. Because of the uncertainty in such estimates, actual results may differ from these estimates.

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

Non-Controlling Interests—Non-controlling interests represent capital contributions, income and loss attributable to the shareholders of less than 100% owned and consolidated partnerships.

Fair Value of Financial Instruments —The carrying amount of cash and cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

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

Cash and Cash Equivalents—Cash and cash equivalents, which primarily consist of money market funds, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. Outstanding checks in excess of account balances, typically vendor payments, payroll and other contractual obligations disbursed after the last day of a reporting period are reported as a current liability in the accompanying consolidated balance sheets.

Available-For-Sale Securities—Available-for-sale securities consist of United States Treasury Bills, commercial paper, government bonds, corporate bonds and other fixed income securities, all of which have a high degree of liquidity and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. As of September 27, 2008, the Company had cash and cash equivalent balances, primarily consisting of cash deposit accounts, which exceeded the Federal Deposit Insurance Corporation limitation for coverage by approximately $1,900,000.

Accounts Receivable—Accounts receivable is primarily composed of normal business receivables such as credit card receivables that are paid off in a short period of time and amounts due from our managed outlets and hotel charges, and are recorded when the products or services have been delivered. We review the collectability of our receivables on an ongoing basis, and provide for an allowance when we consider the entity unable to meet its obligation.

Inventories—Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of food and beverages, merchandise for sale and other supplies.

Revenue Recognition—The Company-owned restaurant sales are composed almost entirely of food and beverage sales. The Company records revenue at the time of the purchase of products by customers.

Management fees, which are included in Revenues – Other Income, are related to the Company’s unconsolidated managed restaurants that are not consolidated and are based on either gross restaurant sales or cash flow. The Company recognizes management fee income in the period sales are made or cash flow is generated.

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

Additionally, the Company presents sales tax on a net basis in its consolidated financial statements.

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

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including future sales growth and profit margins are included in this analysis. Management believes at this time that carrying values and useful lives continue to be appropriate. For the years ended September 27, 2008 and September 29, 2007, no impairment charges were deemed necessary.

Intangible Assets, Goodwill and Trademarks—Intangible assets consist primarily of goodwill, trademarks, purchased leasehold rights and noncompete agreements. Trademarks acquired in connection with the Durgin Park acquisition (see Note 2) are considered to have an indefinite life and are not being amortized. As of September 29, 2002, the Company adopted the provisions of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” This statement requires that for goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life, the Company cease amortization. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit (the Company is being treated as one reporting unit) with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment. In addition to the use of independent valuation firms, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), a discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy, approximately $294,000 and $100,000 of goodwill impairment expense was recorded during fiscal years 2008 and 2007, respectively, in connection with restaurant dispositions.

Costs associated with acquiring leases and subleases, principally purchased leasehold rights, have been capitalized and are being amortized on the straight-line method based upon the initial terms of the applicable lease agreements, which range from 9 to 20 years.

Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period, typically five years.

Amortization expense for intangible assets not including goodwill was $18,000 and $20,000 for fiscal years ended 2008 and 2007, respectively.

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

Defined Contribution Plans—The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended September 27, 2008, and September 29, 2007, the Company did not make any contributions to the Plan.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 during the first fiscal quarter of 2008. The adoption of FIN 48 had no impact on our consolidated financial position, results of operation or cash flows, nor did the Company have any related interest or penalties. As a result of the implementation, the Company recognized no material adjustment to the liability for unrecognized income tax benefits that existed as of September 29, 2007. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

Non-controlling interests relating to the income or loss of consolidated partnerships includes no provision for income taxes as any tax liability related thereto is the responsibility of the individual minority investors.

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

On October 2, 2005, the Company adopted SFAS 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized during fiscal 2006 includes amortization related to the remaining unvested portion of stock awards granted prior to October 2, 2005. During fiscal year 2007, the Company granted options to purchase 105,000 shares of common stock at an exercise price of $32.15. No options were granted during fiscal year 2008.

Prior to the adoption of SFAS 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as an operating cash outflow and a financing cash inflow.

Compensation cost charged to operations for the fiscal years ended 2008 and 2007 for share-based compensation programs was approximately $312,000 and $408,000, before tax benefits of approximately $108,000 and $139,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated statements of operations.

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

A summary of stock option activity is presented below:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
		Exercise	Fair	Contractual	Intrinsic
Options	Shares	Price	Value	Term (Yrs.)	Valuee

Outstanding as September 29, 2007	271,500	$30.59	$9.22	8.01
Granted	-	-	-	-
Exercised	-	-	-	-

Outstanding at September 27, 2008	271,500	$30.59	$9.22	7.01	$ -

Exercisable at September 27, 2008	219,000	$30.21	$8.80	6.71	$ -

The Company, generally, issues new shares upon the exercise of employee stock options.

Recently Issued Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which, among other requirements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about the use of fair value to measure assets and liabilities. SFAS 157 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For financial instruments and certain nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis at least annually, SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007, which corresponds to the Company’s fiscal year beginning September 28, 2008. For all other nonfinancial assets and liabilities the effective date of SFAS 157 has been delayed to the first fiscal year beginning after November 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009. The Company is evaluating the effect SFAS 157 will have on its consolidated financial statements, but it currently does not expect the effect to be material.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits measurement of recognized financial assets and liabilities at fair value with certain exceptions such as investments in subsidiaries, obligations for pension or other postretirement benefits, and financial assets and financial liabilities recognized under leases. Changes in the fair value of items for which the fair value option is elected should be recognized in income or loss. The election to measure eligible items at fair value is irrevocable and can only be made at defined election dates or events, generally on an instrument by instrument basis. Items for which the fair value option is elected should be separately presented or parenthetically be disclosed in the statement of financial position. SFAS 159 also requires significant new disclosures that apply for interim and annual financial statements. SFAS 159 shall be effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted, if certain conditions are met. The effect of the first remeasurement to fair value of eligible items existing would be reported as an adjustment to the opening balance of retained earnings as of the date of adoption, which corresponds to the Company’s fiscal year beginning September 28, 2008. The Company is currently evaluating SFAS 159 and determining whether to elect the fair value option for certain financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will become effective for our fiscal year beginning October 4, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB” No. 51, (“SFAS 160”), which amends Accounting Research Bulletin No. 51, “ Consolidated Financial Statements” (“ARB No. 51”) , to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009. The Company is currently evaluating the potential impact of adopting SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for interim and annual periods beginning after November 15, 2008, which corresponds to the Company’s quarterly period beginning December 28, 2008. Management is currently evaluating the impact SFAS 161 will have on the Company’s consolidated financial statements, but it currently does not expect the effect to be material.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under FAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 20, 2009. The Company is in the process of evaluating the impact that the adoption of FSP FAS 142-3 may have on its consolidated financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective November 15, 2008. The adoption of SFAS No. 162 does not have a material impact on our consolidated financial statements.

2. ACQUISITION

On January 8, 2007, the Company acquired the operating assets and leasehold for the Durgin Park Restaurant and the Black Horse Tavern in Boston, Massachusetts for $2,000,000 in cash and a $1,000,000 five year promissory note bearing interest at a rate of 7% per year.

The following summarizes the estimated fair values of the assets acquired at the acquisition date (in thousands):

Fixed Assets	$513
Trademarks	721
Goodwill	1,766
Total Purchase Price	$3,000

The difference between the aggregate purchase price and fair value of the assets acquired has been recorded as goodwill and trademarks based on a valuation of the assets acquired.

Unaudited pro forma financial information has not been presented as it has been deemed immaterial to the financial position, results of operations and cash flows.

3.	RECENT RESTAURANT EXPANSION

In 2006, the Company entered into an agreement to lease space for a Mexican restaurant, Yolos, at the Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada. The obligation to pay rent for Yolos commenced when the restaurant opened for business in January 2008.

In June 2007, the Company entered into an agreement to design and lease a food court at the MGM Grand Casino at the Foxwoods Resort Casino which commenced operations during the third fiscal quarter of 2008. A limited liability company has been established to develop, construct, operate and manage the food court. The Company, through a wholly-owned subsidiary, is the managing member of this limited liability company and has an aggregate ownership interest in the food court operations of 67%. Such operations have been consolidated as of and for the fiscal year ended September 27, 2008.

In June 2008, the Company signed two successive one-year agreements to use certain deck space adjacent to the Sequoia location in New York City as a Café.

In June 2008, the Company entered into an agreement to design and lease a restaurant at The Museum of Arts & Design at Columbus Circle in New York City. The initial term of the lease for this facility will expire on December 31 sixteen years after the date the Museum first opens for business to the public following its current refurbishment and will have two five-year renewals. The Company anticipates the restaurant will open during the third quarter of the 2009 fiscal year.

4.	RECENT RESTAURANT DISPOSITIONS

During the first fiscal quarter of 2008, the Company discontinued the operation of our Columbus Bakery retail and wholesale bakery located in New York City. Columbus Bakery was originally intended to serve as the bakery that would provide all of our New York restaurants with baked goods as well as being a retail bakery operation. As a result of the sale and closure of several of our restaurants in New York City during the last several years, this bakery operation was no longer profitable.

During the second fiscal quarter of 2008, the Company opened, along with certain third party investors, a new concept at this location called “Pinch & S’Mac” which features pizza and macaroni and cheese. We contributed Columbus Bakery’s net fixed assets and cash into this venture and received an ownership interest of 37.5%. These operations are not consolidated in the Company’s consolidated financial statements.

Effective June 30, 2008, the lease for the Company’s Stage Deli facility at the Forum Shops in Las Vegas, Nevada expired. The landlord for this facility offered to renew the lease at this location prior to its expiration at a significantly increased rent. The Company determined that it would not be able to operate this facility profitably at this location at the rent offered in the landlord’s renewal proposal. As a result, the Company discontinued these operations during the third fiscal quarter of 2008 and took a charge for the impairment of goodwill of $294,000 and recorded a loss on disposal of $19,000. The impairment charge and disposal loss are included in discontinued operations. Operations for the fiscal years ending September 27, 2008 and September 29, 2007 have been reclassified as discontinued operations.

As discussed in Note 1 to the consolidated financial statements, the Company accounts for its closed restaurants in accordance with the provisions of SFAS No. 144. Therefore, when the Company makes a decision to close a restaurant, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified. Discontinued operations consist of the following:

	Years Ended
	September 27,	September 29,
	2008	2007
	(In thousands)

Revenues	$3,100	$7,729

Income before income taxes	$ 26	$7,721

Income from discontinued restaurants, net of taxes	$ 17	$5,056

5.	INVESTMENT SECURITIES

The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available-for-sale securities by major type and class at September 27, 2008 and September 29, 2007 are as follows (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value
At September 27, 2008
Available-for-sale short-term:
Government debt securities	$8,897	$-	$(30)	$8,867
Corporate debt securities	400	-	-	400
	$9,297	$-	$(30)	$9,267

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value
At September 29, 2007
Available-for-sale short-term:
Government debt securities	$3,130	$14	$-	$3,144
Corporate debt securities	6,022	35	-	6,057
	$9,152	$49	$-	$9,201

6.	LONG-TERM RECEIVABLES

In March 2005, the Company sold a restaurant for $1,300,000. Cash of $600,000 was included on the sale. Of the $600,000 cash, $200,000 was paid to the Company as a fee to manage the restaurant for four months prior to closure and the balance was paid directly to the landlord. The remaining $700,000 will be received in the form of a note receivable, at an interest rate of 6%, in installments through June 2011. As of September 27, 2008, the Company was due $352,000, of this $231,000 was long-term and $121,000 was current. As of September 29, 2007, the Company was due $466,000, of this $352,000 was long-term and $114,000 was current.

The carrying value of the Company’s long-term receivables approximates their current aggregate fair value.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 27,	September 29,
	2008	2007
	(In thousands)

Purchased leasehold rights (a)	$2,343	$2,377
Noncompete agreements and other	322	412
	2,665	2,789

Less accumulated amortization	2,603	2,709

Total intangible assets	$62	$80

(a) Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

8.	GOODWILL AND TRADEMARKS

Goodwill is the excess of cost over fair market value of tangible and intangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Trademarks, which have indefinite lives, are not currently amortized and are tested for impairment annually or when facts or circumstances indicate a possible impairment as a result of a continual decline in performance or as a result of fundamental changes in a market. The changes in the carrying amount of goodwill and trademarks for the years ended September 27, 2008 and September 29, 2007 are as follows (in thousands):

	Goodwill	Trademarks	Total

Balance as of September 30, 2006	$3,441	$-	$3,441
Acquired during the year	1,766	721	2,487
Impairment losses	(100)	-	(100)
Balance as of September 29, 2007	5,107	721	5,828
Acquired during the year	-	-	-
Impairment losses	(294)	-	(294)
Balance as of September 27, 2008	$4,813	$721	$5,534

9.       OTHER ASSETS

Other assets consist of the following:

	September 27,	September 29,
	2008	2007
	(In thousands)

Deposits and other	$403	$316
Investments in unconsolidated affiliates (a)	298	-

	$701	$316

(a)

During the second fiscal quarter of 2008, we opened, along with certain third party investors, a new concept at our former Columbus Bakery location called “Pinch & S’Mac” which features pizza and macaroni and cheese. We contributed Columbus Bakery’s net fixed assets and cash into this venture and received an ownership interest of 37.5%. These operations are not consolidated in the Company’s consolidated financial statements. Included in Other income, net for fiscal 2008 is our losses of approximately $127,000 related to this affiliate.

10.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 27,	September 29,
	2008	2007
	(In thousands)

Sales tax payable	$766	$694
Accrued wages and payroll related costs	1,623	1,355
Customer advance deposits	1,586	1,666
Accrued and other liabilities	1,337	1,788

	$5,312	$5,503

11.     COMMITMENTS AND CONTINGENCIES

Leases—The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2032. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurants’ sales in excess of stipulated amounts at such facility.

As of September 27, 2008, future minimum lease payments under noncancelable leases are as follows:

Amount
Fiscal Year	(In thousands)

2009	$7,188
2010	7,035
2011	6,927
2012	6,178
2013	5,833
Thereafter	25,879

Total minimum payments	$59,040

In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $1,042,000 as security deposits under such leases.

Rent expense was $13,235,000 and $11,876,000 during the fiscal years ended September 27, 2008 and September 29, 2007, respectively. Contingent rentals, included in rent expense, were $4,931,000 and $4,331,000 for the fiscal years ended September 27, 2008 and September 29, 2007, respectively.

In June 2008, the Company signed two successive one-year agreements to use certain deck space adjacent to the Sequoia location in New York City as a Café.

In June 2008, the Company entered into an agreement to design and lease a restaurant at The Museum of Arts & Design at Columbus Circle in New York City. The initial term of the lease for this facility will expire on December 31 sixteen years after the date the Museum first opens for business to the public following its current refurbishment and will have two five-year renewals. The Company anticipates the restaurant will open during the second quarter of the 2009 fiscal year.

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

12.	COMMON STOCK REPURCHASE PLAN

On March 25, 2008, the Board of Directors authorized a stock repurchase program under which up to 500,000 shares of the Company’s common stock may be acquired in the open market over the two years following such authorization at the Company's discretion.

As of September 27, 2008, the Company has purchased an aggregate of 64,954 shares at an average purchase price of $18.61 in the open market pursuant to the stock repurchase program.

13.	STOCK OPTIONS

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

Additional information as of the end of each respective fiscal year is as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of year	271,500	$30.59	202,000	$28.68

Options:
Granted	-	-	105,000	32.15
Exercised	-	-	(35,500)	24.35
Canceled or expired	-	-	-	-

Outstanding, end of year (a)	271,500	$30.59	271,500	$30.59

Exercise price, outstanding options	$29.60 - 32.15		$29.60 - 32.15
Weighted average years	7.01 Years		8.01 Years
Shares available for future grant (b)	151,000		151,000
Options exercisable (a)	219,000	$30.21	166,500	$29.60

(a)	Options become exercisable at various times expiring through 2016.

(b)

The 2004 Stock Option Plan, which was approved by shareholders, is the Company’s only equity compensation plan currently in effect. Under the 2004 Stock Option Plan, 450,000 options were authorized for future grant and 194,000 of these options were issued during fiscal 2005. During fiscal 2007, the Company issued an additional 105,000 of these options with a grant date weighted average fair value of $10.94. The Company, with the approval of the shareholders, terminated the 1996 Stock option Plan. This action terminated the 257,000 authorized but unissued options under the 1996 Stock Option Plan but it did not affect any of the options previously issued under the 1996 Stock Option Plan.

As of September 27, 2008, there was approximately $535,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately two years.

14.     MANAGEMENT FEE INCOME

As of September 27, 2008, the Company provides management services to two fast food courts and one fast food unit it does not wholly own. In accordance with the contractual arrangements, the Company earns management fees based on gross sales or cash flow as defined by the agreements. Management fee income relating to these services was approximately $2,368,000 and $1,929,000 for the years ended September 27, 2008 and September 29, 2007, respectively. Such amount for the year ended September 27, 2008 included approximately $968,000 for management fees and $1,400,000 for profit distributions. Such amount for the year ended September 29, 2007 included approximately $629,000 for management fees and $1,300,000 for profit distributions.

Receivables from managed restaurants, classified as Related Party receivable in the accompanying consolidated balance sheets, were $881,000 and $1,318,000 at September 27, 2008 and September 29, 2007, respectively. Such amount at September 27, 2008 included $881,000 for expense advances. Such amount at September 29, 2007 included $206,000 for management fees and $1,112,000 for expense advances.

Managed restaurants had sales of $15,062,000 and $14,861,000 during the management periods within the years ended September 27, 2008 and September 29, 2007, which are not included in consolidated net sales of the Company.

15.     INCOME TAXES

The provision for income taxes attributable to continuing and discontinued operations consists of the following:

	Years Ended
	September 27,	September 29,
	2008	2007
	(In thousands)

Current provision:
Federal	$2,648	$4,579
State and local	586	213
	3,234	4,792

Deferred provision:
Federal	301	1,166
State and local	150	376
	451	1,542

	$3,685	$6,334

The effective tax rate differs from the U.S. income tax rate as follows:

	Years Ended
	September 27,	September 29,
	2008	2007
	(In thousands)
Provision at Federal statutory rate
(35% in 2008 and 2007)	$3,837	$6,794
State and local income taxes net of
tax benefits	575	341
Tax credits	(541)	(819)
State and local net operating loss carryforward
allowance adjustment	1	27
Income attributable to Variable Interest	(105)	-
Other	(82)	(9)
	$3,685	$6,334

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 27,	September 29,
	2008	2007
	(In thousands)

Long-term deferred tax assets (liabilities):
Operating loss carryforwards	$2,088	$2,330
Operating lease deferred credits	1,420	1,497
Carryforward tax credits	-	777
Depreciation and amortization	301	(44)
Deferred compensation	753	632
Pension withdrawal liability	61	89
Other	91	-
Total long-term deferred tax assets	4,714	5,281
Deferred gains	(60)	(266)
Partnership investments	(89)	-
Valuation allowance	(253)	(252)
Total long-term deferred tax liabilities	(402)	(518)

Total net deferred tax assets	$4,312	$4,763

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The deferred tax valuation allowance of $253,000 and $252,000 as of September 27, 2008 and September 29, 2007, respectively, was attributable to state and local net operating loss carryforwards.

As of September 27, 2008, the Company has approximately of $20,525,000 of state and local net operating loss carryforwards which expire in various years beginning in the years 2015 through 2028.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on September 30, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at September 29, 2007	$315,000

Increases in tax positions for prior years	-
Decreases in tax positions for prior years	-
Increases in tax positions for current year	-
Decreases in tax positions for current year:
Settlements	(23,000)
Lapse in statute of limitations	-

Balance at September 27, 2008	$292,000

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of September 30, 2007, the Company had approximately $37,000 of accrued interest and penalties and $60,000 as of September 27, 2008. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

The Company’s tax return for the fiscal year ended September 30, 2006 is currently under audit by the Internal Revenue Service. Management does not expect a material adjustment to the Company’s financial position or results of operations upon completion of this examination.

The Company files in the U.S. and various state and local income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by Federal and most state and local tax authorities.

16.     OTHER INCOME

Other income consists of the following:

	Years Ended
	September 27,	September 29,
	2008	2007
	(In thousands)

Purchase service fees	$74	$76
Equity in loss of an unconsolidated affiliate	(127)	-
Other	769	722

	$716	$798

17.     INCOME PER SHARE OF COMMON STOCK

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended September 27, 2008 and September 29, 2007 follows:

	Net
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
	(In thousands, except per share amounts)

Years ended Sptember 27, 2008
Basic EPS	$6,978	3,594	$1.94
Stock options	-	14	(0.01)

Diluted EPS	$6,978	3,608	$1.93

Years ended Sptember 29, 2007
Basic EPS	$13,013	3,582	3.63
Stock options	-	25	$(0.02)

Diluted EPS	$13,013	3,607	$3.61

For the fiscal years ended September 27, 2008 and September 29, 2007, all outstanding stock options were included in the computation of diluted EPS.

18.	STOCK OPTION RECEIVABLES

Stock option receivables include amounts due from officers and directors totaling $124,000 at September 27, 2008 and $166,000 at September 29, 2007. Such amounts which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan are payable on demand with interest (5.0% at September 27, 2008 and 8.25% at September 29, 2007).

19.	RELATED PARTY TRANSACTIONS

Receivables due from officers and directors, excluding stock option receivables, totaled $37,000 at September 27, 2008 and September 29, 2007. Other employee loans totaled $244,000 at September 27, 2008 and $279,000 at September 29, 2007. Such loans bear interest at the minimum statutory rate (2.36% at September 27, 2008 and 4.88% at September 29, 2007).

20.	SUBSEQUENT EVENTS

The Company has purchased an aggregate of 42,000 shares at an average purchase price of $11.90 pursuant to the stock repurchase program.

******

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/Michael Weinstein
Michael Weinstein
President and Chief Executive Officer

Date: December 23, 2008

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Weinstein	Chairman of the Board	December 23, 2008
(Michael Weinstein)	and Chief Executive Officer

/s/Vincent Pascal	Senior Vice President	December 23, 2008
(Vincent Pascal)	and Director

/s/Robert Towers	President, Treasurer, Chief	December 23, 2008
(Robert Towers)	Operating Officer and Director

/s/Robert Stewart	Chief Financial Officer	December 23, 2008
(Robert Stewart)

/s/Marcia Allen	Director	December 23, 2008
(Marcia Allen)

/s/Steven Shulman	Director	December 23, 2008
(Steven Shulman)

/s/Paul Gordon	Senior Vice President	December 23, 2008
(Paul Gordon)	and Director

/s/Bruce R. Lewin	Director	December 23, 2008
(Bruce R. Lewin)

/s/Arthur Stainman	Director	December 23, 2008
(Arthur Stainman)

/s/ Stephen Novick	Director	December 23, 2008
(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

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

*21	Subsidiaries of the Registrant.

*23	Consent of J.H. Cohn LLP.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32	Section 1350 Certification.

*             Filed herewith.