Form 10-Q
period 2008-12-27
ARK RESTAURANTS CORP
filed 2009-02-10
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

Large accelerated filer	Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes         No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at February 6, 2009
(Common stock, $.01 par value)	3,489,845

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

     We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 27, 2008 as updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

2

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	December 27,	September 27,
	2008	2008
	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$953	$2,978
Short-term investments in available-for-sale securities	7,547	9,267
Accounts receivable	2,726	2,862
Related party receivables, net	1,079	881
Employee receivables	341	281
Current portion of long-term receivables	123	121
Inventories	1,552	1,556
Prepaid expenses and other current assets	607	362
Total current assets	14,928	18,308
LONG-TERM RECEIVABLES, LESS CURRENT PORTION	199	231
FIXED ASSETS - At cost:
Leasehold improvements	31,607	31,533
Furniture, fixtures and equipment	28,632	28,372
Construction in progress	395	44
	60,634	59,949
Less accumulated depreciation and amortization	35,989	35,087
FIXED ASSETS - Net	24,645	24,862
INTANGIBLE ASSETS - Net	58	62
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	4,312	4,312
OTHER ASSETS	697	701
TOTAL	$50,373	$54,010

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$1,492	$2,834
Accrued expenses and other current liabilities	4,724	5,312
Accrued income taxes	514	823
Current portion of note payable	198	195
Total current liabilities	6,928	9,164
OPERATING LEASE DEFERRED CREDIT	3,646	3,695
NOTE PAYABLE, LESS CURRENT PORTION	460	510
OTHER LIABILITIES	138	157
TOTAL LIABILITIES	11,172	13,526
NON-CONTROLLING INTERESTS	2,445	2,681
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding of 5,667 and 3,490 shares at December 27, 2008, respectively
and 5,667 and 3,532 shares at September 27, 2008, respectively	57	57
Additional paid-in capital	22,146	22,068
Accumulated other comprehensive income (loss)	6	(30)
Retained earnings	24,718	25,427
	46,927	47,522
Less stock option receivable	(76)	(124)
Less treasury stock, at cost, of 2,177 and 2,135 shares at December 27, 2008 and September 27, 2008, respectively	(10,095)	(9,595)
Total shareholders' equity	36,756	37,803
TOTAL	$50,373	$54,010

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 27,	December 29,
	2008	2007

REVENUES
Food and beverage sales	$26,219	$28,630
Other income	573	650
Total revenues	26,792	29,280

COST AND EXPENSES:
Food and beverage cost of sales	6,711	7,456
Payroll expenses	8,924	9,239
Occupancy expenses	3,793	3,927
Other operating costs and expenses	3,986	3,922
General and administrative expenses	2,087	2,151
Depreciation and amortization	906	668
Total cost and expenses	26,407	27,363
OPERATING INCOME	385	1,917
OTHER (INCOME) EXPENSE:
Interest expense	12	15
Interest income	(204)	(145)
Other income, net	(358)	(119)
Total other income, net	(550)	(249)
Income from continuing operations before provision for income taxes and non-controlling interests	935	2,166
Provision for income taxes	(324)	(782)
Loss attributable to non-controlling interests	236	-
INCOME FROM CONTINUING OPERATIONS	847	1,384
DISCONTINUED OPERATIONS:
Income from operations of discontinued restaurants	-	157
Provision for income taxes	-	56
INCOME FROM DISCONTINUED OPERATIONS	-	101
NET INCOME	$847	$1,485

PER SHARE INFORMATION - BASIC AND DILUTED:
Income from continuing operations	$0.24	$0.38
Discontinued operations	-	0.03
BASIC	$0.24	$0.41

Income from continuing operations	$0.24	$0.38
Discontinued operations	-	0.03
DILUTED	$0.24	$0.41

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	3,505	3,597

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	3,505	3,641

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	13 Weeks Ended
	December 27,	December 29,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$847	$1,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	-	(27)
Stock-based compensation	78	78
Depreciation and amortization	906	677
Equity in loss of affiliate	7	-
Loss attributable to non-controlling interests	(236)	-
Operating lease deferred credit	(49)	(112)
Changes in operating assets and liabilities:
Accounts receivable	136	506
Related party receivables	(198)	(156)
Employee receivables	(60)	16
Inventories	4	(152)
Prepaid expenses and other current assets	(245)	(80)
Other assets	(3)	(119)
Accounts payable - trade	(1,342)	(62)
Accrued income taxes	(309)	14
Accrued expenses and other current liabilities	(588)	(1,210)
Net cash provided by (used in) continuing operating activities	(1,052)	858
Net cash provided by (used in) discontinued operating activities	(19)	72
Net cash provided by (used in) operating activities	(1,071)	930

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(685)	(1,644)
Proceeds from sale of discontinued operations	-	1,030
Purchases of investment securities	(3,488)	(4,651)
Proceeds from sales of investment securities	5,244	4,391
Payments received on long-term receivables	30	28
Net cash provided by (used in) continuing investing activities	1,101	(846)
Net cash provided by discontinued investing activities	-	161
Net cash provided by (used in) investing activities	1,101	(685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(47)	(44)
Dividends paid	(1,556)	(1,583)
Purchase of treasury stock	(500)	-
Payments received on stock option receivable	48	42
Net cash used in continuing financing activities	(2,055)	(1,585)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,025)	(1,340)
CASH AND CASH EQUIVALENTS, Beginning of period	2,978	4,009
CASH AND CASH EQUIVALENTS, End of period	$953	$2,669

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12	$15
Income taxes	$628	$852

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 27, 2008

(Unaudited)

1.   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      The consolidated condensed balance sheet as of December 27, 2008, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated and condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 27, 2008. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

      PRINCIPLES OF CONSOLIDATION – The consolidated interim financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling interest. Also included in the consolidated interim financial statements are certain variable interest entities, as discussed below. All significant intercompany balances and transactions have been eliminated in consolidation.

     RECLASSIFICATIONS – Certain reclassifications of prior year balances have been made to conform to the current year presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated financial statements. Accordingly, the Company has reclassified its statements of operations and cash flow data for the prior periods presented, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). These dispositions are discussed below in “Recent Restaurant Dispositions.”

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

     AVAILABLE-FOR-SALE SECURITIES — Available-for-sale securities consist primarily of US Treasury Bills and Notes, all of which have a high degree of liquidity and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

     FAIR VALUE - In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which, among other requirements, eliminated the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price). SFAS No. 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

     In February 2008, the FASB issued FASB Staff Position No. 157-2, effective date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS No. 157 on December 27, 2008 and elected the deferral option for non-financial assets and liabilities. The effect of adopting this standard was not significant.

     In October 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key conditions in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. 157-3 became effective upon issuance including prior periods for which financial statements have not been issued. The Company’s adopted the provisions of FSP No. 157-3 effective December 27, 2008. The effect of adopting this standard was not significant.

     The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

  Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

  Level 2 - inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

  Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

     The following table presents assets and liabilities measured at fair value on a recurring basis as of December 27, 2008 by SFAS No. 157 valuation hierarchy: (in thousands)

	Level 1	Level 2	Level 3	Carrying Value

Available-for-sale securities	$7,547	$-	$-	$7,547
Total assets at fair value	$7,547	$-	$-	$7,547

     The Company’s available-for-sales securities, which primarily consist of United States Treasury Bills and Notes, are actively traded and the valuation of such securities is based upon quoted market prices.

     The carrying amounts of cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on September 28, 2008 and we did not elect to report at fair value any new financial assets or liabilities entered during the quarter ended December 27, 2008.

     RECENT ACCOUNTING DEVELOPMENTS — In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will become effective for our fiscal year beginning October 4, 2009.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB” No. 51, (“SFAS 160”), which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB No. 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009. The Company is currently evaluating the potential impact of adopting SFAS 160 on its consolidated financial statements.

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

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 was effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our consolidated financial statements.

2.   RECENT RESTAURANT EXPANSION

     In 2006, the Company entered into an agreement to lease space for a Mexican restaurant, Yolos, at the Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada. The obligation to pay rent for Yolos commenced when the restaurant opened for business in January 2008.

     In June 2007, the Company entered into an agreement to design and lease a food court at the MGM Grand Casino at the Foxwoods Resort Casino which commenced operations during the third fiscal quarter of 2008. A limited liability company has been established to develop, construct, operate and manage the food court. The Company, through a wholly-owned subsidiary, is the managing member of this limited liability company and has an aggregate ownership interest in the food court operations of 67% and accordingly such operations have been consolidated.

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

      Effective June 30, 2008, the lease for our Stage Deli facility at the Forum Shops in Las Vegas, Nevada expired. The landlord for this facility offered to renew the lease at this location prior to its expiration at a significantly increased rent. The Company determined that it would not be able to operate this facility profitably at this location at the rent offered in the landlord’s renewal proposal. As a result, the Company discontinued these operations during the third fiscal quarter of 2008 and took a charge for the impairment of goodwill of $294,000 and a loss on disposal of $19,000. The impairment charge and disposal loss are included in discontinued operations. Operations for the 13 weeks ended December 29, 2007 have been reclassified as discontinued operations.

4.   RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

     Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $76,000 and $124,000 at December 27, 2008 and September 27, 2008, respectively. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (4.0% at December 27, 2008).

5.   INCOME PER SHARE OF COMMON STOCK

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

     For the 13-week period ended December 27, 2008, options to purchase 152,500 shares of common stock at a price of $29.60 and options to purchase 100,000 shares of common stock at a price of $32.15 were not included in diluted earnings per share as their impact was antidilutive.

     Options to purchase 271,500 shares of common stock at a price range of $29.60 - $32.15 were included in diluted earnings per share for the 13-week period ended December 29, 2007.

     During the 13-week period ended December 27, 2008, no options were exercised.

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

     A summary of stock option activity is presented below:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
		Exercise	Fair	Contractual	Intrinsic
	Shares	Price	Value	Term	Value

Outstanding as of September 27, 2008	271,500	$30.59	$9.22	7.01

Granted	-	-	-	-
Exercised	-	-	-	-
Canceled or expired	(19,000)	$31.48	$10.20	7.46

Outstanding at December 27, 2008	252,500	$30.61	$9.24	6.71	$-

Exercisable at December 27, 2008	252,500	$30.61	$9.24	6.71	$-

      Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The Company has applied a forfeitures assumption of 5% per year in the calculation of such expense. As of December 27, 2008, there was approximately $457,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 2 years.

7.   INVESTMENT SECURITIES

      The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and fixed income securities by major type and class at December 27, 2008 are as follows (Dollar amounts in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Holding Gains	Holding Losses	Fair Value

At December 27, 2008

Available for sale short-term:

Government debt securities	$7,541	$6	$-	$7,547

8.   DIVIDENDS

      A quarterly cash dividend in the amount of $0.35 per share was declared on October 10 and December 20, 2006 and on April 12, 2007. We declared an increase in our quarterly cash dividend to $0.44 per share on May 23, 2007 and subsequent quarterly cash dividends reflecting this increased amount were declared on October 12, 2007 and January 11, April 11, July 11 and October 10, 2008. In addition, we declared a special cash dividend in the amount of $3.00 per share on December 20, 2006. On December 18, 2008, our Board of Directors determined to suspend the dividend which would have customarily been declared in January 2009. For the foreseeable future, our dividend policy will be determined by our Board of Directors on a quarter by quarter basis.

9.   RELATED PARTY TRANSACTIONS

     Receivables due from officers and employees, excluding stock option receivables, totaled $341,000 at December 27, 2008 and $284,000 at September 27, 2008. Such loans bear interest at the minimum statutory rate (1.36% at June 28, 2008).

11.   COMMON STOCK REPURCHASE PLAN

     On March 25, 2008, the Board of Directors authorized a stock repurchase program under which up to 500,000 shares of the Company’s common stock may be acquired in the open market over the two years following such authorization at the Company's discretion.

     On October 31, 2008, the Company purchased 42,000 shares at a purchase price of $11.90 in the open market pursuant to our stock repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain reclassifications of prior year balances have been made to conform to the current year discontinued operations presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated financial statements. Accordingly, the Company has reclassified its statements of operations and cash flow data for the prior periods presented, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). These dispositions are discussed below in “Recent Restaurant Dispositions.”

Revenues

During the Company’s first fiscal quarter of 2009, total revenues of $26,792,000 decreased 8.5% compared to total revenues of $29,280,000 in the first fiscal quarter of 2008. Revenues were reduced by $1,176,000 during the first fiscal quarter of 2008 as a result of the closure of two facilities. The Company had net income of $847,000 in the first fiscal quarter of 2009 compared to net income of $1,485,000 in the first fiscal quarter of 2008. During the first fiscal quarter of 2008 we had pre-opening expenses of $150,000 related to our new Mexican restaurant and lounge located in the Planet Hollywood Casino in Las Vegas, Nevada and additional expenses related to the expansion and renovation of the banquet facilities in the New York-New York Hotel & Casino.

     On a company wide basis same store sales decreased 14.8% during the first fiscal quarter of 2009 compared to the same period last year. Same store sales in Las Vegas decreased by $1,428,000 or 11.0% in the first fiscal quarter of 2009 compared to the first fiscal quarter of 2008. Same store sales in Las Vegas were negatively affected by the unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business, all related to the current economic conditions. Same store sales in New York decreased $2,057,000 or 23.9% during the first quarter. Same store sales in New York were particularly negatively affected by large amounts of layoffs in the financial sector, a decrease in corporate parties during the holiday season as well as a decrease in tourism and convention business related to the current economic conditions. Same store sales in Washington D.C. decreased by $221,000 or 5.7% during the first quarter primarily due to the current economic conditions. Same store sales in Atlantic City decreased by $121,000, or 15.2%, in the first quarter. Same store sales in Atlantic City were negatively affected by the unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business related to the current economic conditions as well as the introduction of slot machine parlors in nearby Pennsylvania. Same store sales in Connecticut decreased by $117,000, or 26.1%, in the first quarter. Same store sales in Connecticut were negatively affected by the unwillingness of the public to engage in gaming activities related to the current economic conditions.

Costs and Expenses

     Food and beverage costs for the first quarter of 2009 as a percentage of total revenues were 25.0% compared to 25.5% in the first quarter of 2008. Payroll expenses as a percentage of total revenues were 33.3% compared to 31.6% in the first quarter of 2008. The increase in payroll expenses as a percentage of revenue was primarily due to a decrease in sales. The Company has subsequently adjusted payroll to reflect the decrease in sales. Occupancy expenses as a percentage of total revenues were 14.2% during the 13-week period ended December 27, 2008 compared to 13.4% for the 13-week period ended December 29, 2007. The increase in occupancy expenses as a percentage of revenue was primarily due to decreased sales coupled with numerous fixed occupancy costs and expenses. Other operating costs and expenses as a percentage of total revenues were 14.9% during the first fiscal quarter of 2009 compared to 13.4% in the first quarter of 2008. The increase in other operating costs and expenses as a percentage of revenue was primarily due to decreased sales. General and administrative expenses as a percentage of total revenues were 7.8% during the first fiscal quarter of 2009 and 7.3% during the first fiscal quarter of 2008.

Income Taxes

     The provision for income taxes reflects Federal income taxes calculated on a consolidated basis and state and local income taxes calculated by each New York subsidiary on a non-consolidated basis. Most of the restaurants owned or managed by the Company are owned or managed by separate subsidiaries.

     For state and local income tax purposes, the losses incurred by a subsidiary may only be used to offset that subsidiary’s income, with the exception of the restaurants operating in the District of Columbia. Accordingly, the Company’s overall effective tax rate has varied depending on the results of operations at individual subsidiaries.

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

Liquidity and Capital Resources

     The Company's primary source of capital has been cash provided by operations. The Company has, from time to time, utilized equipment financing in connection with the construction of a restaurant and seller financing in connection with the acquisition of a restaurant. The Company utilizes cash from operations primarily to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants owned by the Company.

     The Company had a working capital surplus of $8,000,000 at December 27, 2008 as compared to a working capital surplus of $9,144,000 at September 27, 2008.

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

     In June 2007, the Company entered into an agreement to design and lease a food court at the MGM Grand Casino at the Foxwoods Resort Casino which commenced operations during the third fiscal quarter of 2008. A limited liability company has been established to develop, construct, operate and manage the food court. The Company, through a wholly-owned subsidiary, is the managing member of this limited liability company and has an aggregate ownership interest in the food court operations of 67% and accordingly such operations have been consolidated.

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

     Effective June 30, 2008, the lease for our Stage Deli facility at the Forum Shops in Las Vegas, Nevada expired. The landlord for this facility offered to renew the lease at this location prior to its expiration at a significantly increased rent. The Company determined that it would not be able to operate this facility profitably at this location at the rent offered in the landlord’s renewal proposal. As a result, the Company discontinued these operations during the third fiscal quarter of 2008 and took a charge for the impairment of goodwill of $294,000 and a loss on disposal of $19,000. The impairment charge and disposal loss are included in discontinued operations. Operations for the 13 weeks ended December 29, 2007 have been reclassified as discontinued operations.

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

     The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 27, 2008. There have been no significant changes to such policies during fiscal 2009, other than the implementation of FASB Interpretation No. 157, Fair Value Measurements."

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

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB” No. 51, (“SFAS 160”), which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB No. 51”), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009. The Company is currently evaluating the potential impact of adopting SFAS 160 on its consolidated financial statements.

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

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 was effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our consolidated financial statements.

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

Item 4T. Controls and Procedures

     Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of December 27, 2008 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 1A. Risk Factors

      The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008 (the “2008 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2008 Form 10-K. The risks described in the 2008 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended December 27, 2008. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time prior to its expiration. We will cancel the repurchased shares.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs(1)
Month #1
September 28, 2008	0	Not Applicable	0	435,043
through
October 27, 2008
Month #2
October 28, 2008
through	42,000	$11.90	42,000	393,043
November 27, 2008
2008
Month #3
November 28, 2008	0	Not Applicable	0	393,043
through
December 27, 2008
Total	42,000	11.90	42,000	393,043

     (1) On March 25, 2008, our Board of Directors authorized a stock repurchase program under which up to 500,000 shares of our common stock may be acquired in the open market over the two years following such authorization at our discretion. In periods prior to the first fiscal quarter of 2009 we purchased an aggregate 64,957 shares of our common stock.

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

Date:	February 10, 2009

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer

By:	/s/ Robert J. Stewart
Robert Stewart
Chief Financial Officer