Form 10-Q
period 2009-03-28
ARK RESTAURANTS CORP
filed 2009-05-12
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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
Yes  X        No _____

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Yes ____      No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated filer _____

Non-accelerated filer _____	Smaller Reporting Company X
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ____      No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at May 6, 2009
(Common stock, $.01 par value)	3,489,845

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

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	March 28,	September 27,
	2009	2008
	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,790	$2,978
Short-term investments in available-for-sale securities	5,624	9,267
Accounts receivable	2,693	2,862
Related party receivables, net	584	881
Employee receivables	327	281
Current portion of long-term receivables	125	121
Inventories	1,579	1,556
Prepaid income taxes	1,498	-
Prepaid expenses and other current assets	430	362
Total current assets	14,650	18,308
LONG-TERM RECEIVABLES, LESS CURRENT PORTION	167	231
FIXED ASSETS - At cost:
Leasehold improvements	31,619	31,533
Furniture, fixtures and equipment	28,985	28,372
Construction in progress	419	44
	61,023	59,949
Less accumulated depreciation and amortization	36,848	35,087
FIXED ASSETS - Net	24,175	24,862
INTANGIBLE ASSETS - Net	54	62
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	4,312	4,312
OTHER ASSETS	682	701
TOTAL	$49,574	$54,010

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,055	$2,834
Accrued expenses and other current liabilities	4,735	5,312
Accrued income taxes	-	823
Current portion of note payable	201	195
Total current liabilities	6,991	9,164
OPERATING LEASE DEFERRED CREDIT	3,652	3,695
NOTE PAYABLE, LESS CURRENT PORTION	408	510
OTHER LIABILITIES	120	157
TOTAL LIABILITIES	11,171	13,526
NON-CONTROLLING INTERESTS	2,320	2,681
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding of 5,667 and 3,490 shares at March 28, 2009, respectively
and 5,667 and 3,532 shares at September 27, 2008, respectively	57	57
Additional paid-in capital	22,224	22,068
Accumulated other comprehensive loss	(34)	(30)
Retained earnings	24,007	25,427
	46,254	47,522
Less stock option receivable	(76)	(124)
Less treasury stock, at cost, of 2,177 and 2,135 shares at March 28, 2009
and September 27, 2008, respectively	(10,095)	(9,595)
Total shareholders' equity	36,083	37,803
TOTAL	$49,574	$54,010

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008

REVENUES
Food and beverage sales	$23,158	$23,750	$49,377	$53,417
Other income	598	619	1,172	1,270
Total revenues	23,756	24,369	50,549	54,687

COST AND EXPENSES:
Food and beverage cost of sales	6,087	6,425	12,798	14,160
Payroll expenses	8,118	8,357	17,042	17,897
Occupancy expenses	3,737	3,545	7,530	7,564
Other operating costs and expenses	3,860	3,061	7,846	7,146
General and administrative expenses	2,552	2,183	4,639	4,334
Depreciation and amortization	863	705	1,770	1,382
Total cost and expenses	25,217	24,276	51,625	52,483
OPERATING INCOME (LOSS)	(1,461)	93	(1,076)	2,204
OTHER (INCOME) EXPENSE:
Interest expense	11	14	23	30
Interest income	(23)	(148)	(227)	(293)
Other income, net	(28)	(44)	(387)	(163)
Total other income, net	(40)	(178)	(591)	(426)
Income (loss) from continuing operations before provision (benefit) for
income taxes and non-controlling interests	(1,421)	271	(485)	2,630
Provision (benefit) for income taxes	(584)	85	(260)	937
Loss attributable to non-controlling interests	125	-	361	1
INCOME (LOSS) FROM CONTINUING OPERATIONS	(712)	186	136	1,694
DISCONTINUED OPERATIONS:
Income from operations of discontinued restaurants	-	248	-	211
Provision for income taxes	-	88	-	75
INCOME FROM DISCONTINUED OPERATIONS	-	160	-	136
NET INCOME (LOSS)	$(712)	$346	$136	$1,830

PER SHARE INFORMATION - BASIC AND DILUTED:
Income (loss) from continuing operations	$(0.20)	$0.05	$0.04	$0.47
Discontinued operations	-	0.05	-	0.04
BASIC	$(0.20)	$0.10	$0.04	$0.51

Income (loss) from continuing operations	$(0.20)	$0.05	$0.04	$0.46
Discontinued operations	-	0.05	-	0.04
DILUTED	$(0.20)	$0.10	$0.04	$0.50

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	3,490	3,597	3,497	3,597

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	3,490	3,609	3,497	3,625

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	26 Weeks Ended
	March 28,	March 29,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136	$1,830
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	-	(27)
Stock-based compensation	156	156
Depreciation and amortization	1,770	1,422
Equity in loss of affiliate	23	-
Loss attributable to non-controlling interests	(361)	(1)
Operating lease deferred credit	(43)	(28)
Changes in operating assets and liabilities:
Accounts receivable	169	(423)
Related party receivables	297	317
Employee receivables	(46)	26
Inventories	(23)	(106)
Prepaid income taxes	(1,498)	-
Prepaid expenses and other current assets	(68)	(29)
Other assets	(4)	(414)
Accounts payable - trade	(779)	237
Accrued income taxes	(823)	(1,021)
Accrued expenses and other current liabilities	(577)	(441)
Net cash provided by (used in) continuing operating activities	(1,671)	1,498
Net cash provided by (used in) discontinued operating activities	(37)	54
Net cash provided by (used in) operating activities	(1,708)	1,552
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,075)	(3,659)
Proceeds from sale of discontinued operations	-	1,030
Purchases of investment securities	(3,704)	(7,584)
Proceeds from sales of investment securities	7,343	10,181
Payments received on long-term receivables	60	56
Net cash provided by continuing investing activities	2,624	24
Net cash provided by discontinued investing activities	-	161
Net cash provided by investing activities	2,624	185

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(96)	(88)
Dividends paid	(1,556)	(3,166)
Purchase of treasury stock	(500)	-
Payments received on stock option receivable	48	42
Net cash used in financing activities	(2,104)	(3,212)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,188)	(1,475)
CASH AND CASH EQUIVALENTS, Beginning of period	2,978	4,009
CASH AND CASH EQUIVALENTS, End of period	$1,790	$2,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$23	$30
Income taxes	$1,416	$2,052

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 28, 2009

(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           The consolidated condensed balance sheet as of March 28, 2009, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated and condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 27, 2008. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

          AVAILABLE-FOR-SALE SECURITIES— Available-for-sale securities consist primarily of US Treasury Bills and Notes, all of which have a high degree of liquidity and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

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

          In February 2008, the FASB issued FASB Staff Position No. 157-2, effective date of FASB Statement No. 157,which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted the provisions of SFAS No. 157 on December 27, 2008 and elected the deferral option for non-financial assets and liabilities. The effect of adopting this standard was not significant.

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

          The following table presents assets and liabilities measured at fair value on a recurring basis as of March 28, 2009 by SFAS No. 157 valuation hierarchy: (in thousands)

	Level 1	Level 2	Level 3	Carrying Value

Available-for-sale securities	$5,624	$-	$-	$5,624
Total assets at fair value	$5,624	$-	$-	$5,624

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

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on September 28, 2008 and we did not elect to report at fair value any new financial assets or liabilities entered during the quarter ended March 28, 2009.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 was effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our consolidated condensed financial statements.

          In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures for derivative instruments and hedging activities. SFAS 161 was effective for the Company beginning December 28, 2008. The Company does not have any derivative instruments nor has it engaged in any hedging activities. SFAS 161 had no impact on the Company’s consolidated condensed financial statements.

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

          In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under FAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 may have on its consolidated financial statements and related disclosures.

          On April 9, 2009 the FASB issued Staff Position (“FSP”) No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not elected to early adopt this pronouncement and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

          On April 9, 2009 the FASB issued Staff Position No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary-Impairments”. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not elected to early adopt this pronouncement and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

          On April 9, 2009 the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not elected to early adopt this pronouncement and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

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

           Effective June 30, 2008, the lease for our Stage Deli facility at the Forum Shops in Las Vegas, Nevada expired. The landlord for this facility offered to renew the lease at this location prior to its expiration at a significantly increased rent. The Company determined that it would not be able to operate this facility profitably at this location at the rent offered in the landlord’s renewal proposal. As a result, the Company discontinued these operations during the third fiscal quarter of 2008 and took a charge for the impairment of goodwill of $294,000 and a loss on disposal of $19,000. The impairment charge and disposal loss are included in discontinued operations. Operations for the 13-week and 26-week periods ended March 29, 2008 have been reclassified as discontinued operations.

4. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

          Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $76,000 and $124,000 at March 28, 2009 and September 27, 2008, respectively. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (3.25% at March 28, 2009).

5. INCOME TAX

          The income tax provisions on continuing operations for the 26-week periods ended March 28, 2009 and March 29, 2008 reflect effective tax rates of 53.6% (including the tax benefit disclosed below) and 35.6%, respectively. The Company expects its annual tax rate for its current fiscal year to be approximately 34.0% to 36.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

          During the thirteen weeks ended March 28, 2009, the Company recognized a tax benefit of $97,000 principally as a result of reducing its long term income tax liability for unrecognized tax benefits due to the resolution of a tax audit.

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

          For the 13-week and 26-week periods ended March 28, 2009, options to purchase 152,500 shares of common stock at a price of $29.60 and options to purchase 100,000 shares of common stock at a price of $32.15 were not included in diluted earnings per share as their impact was antidilutive.

          For the 13-week period ended March 29, 2008, options to purchase 166,500 shares of common stock at a price of $29.60 were included in diluted earnings per share. Options to purchase 105,000 shares of common stock at a price of $32.15 were not included in diluted earnings per share as their impact was antidilutive for the 13-week period ended March 29, 2008. For the 26-week period ended March 29, 2008, options to purchase 271,500 shares of common stock at a price range of $29.60 -$32.15 were included in earning per share.

          During the 13-week and 26-week periods ended March 28, 2009, no options were exercised.

7. SHARE-BASED COMPENSATION

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

A summary of stock option activity is presented below:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
		Excersie	Fair	Contractual	Intrinsic
Options	Shares	Price	Value	Term (Yrs.)	Value

Outstanding as September 27, 2008	271,500	$30.59	$9.22	7.01
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Cancelled	(19,000)	$31.48	$10.20	7.21

Outstanding at March 28, 2009	252,500	$30.61	$9.24	6.46	$-

Exercisable at March 28, 2009	252,500	$30.61	$9.24	6.46	$-

          Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The Company has applied a forfeitures assumption of 5% per year in the calculation of such expense. As of March 28, 2009 there was approximately $379,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 2 years.

8. INVESTMENT SECURITIES

           The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and fixed income securities by major type and class at March 28, 2009 are as follows (Dollar amounts in thousands):

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Holding Gains	Holding Losses	Fair Value
At March 28, 2009
Available-for-sale short-term:
Government debt securities	$5,658	$-	$(34)	$5,624

9. DIVIDENDS

           A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared October 10 and December 20, 2006 and on April 12, 2007. We declared an increase in our quarterly cash dividend to $0.44 per share on May 23, 2007 and subsequent quarterly cash dividends reflecting this increased amount were declared on October 12, 2007 and January 11, April 11, July 11 and October 10, 2008. In addition, we declared a special cash dividend in the amount of $3.00 per share on December 20, 2006. Prior to this, we had not paid any cash dividends since our inception. On December 18, 2008, our Board of Directors determined to suspend the dividend which would have customarily been declared in January 2009. For the foreseeable future, our dividend policy will be determined by our Board of Directors on a quarter by quarter basis. No dividends were declared during the quarter ended March 28, 2009.

10. RELATED PARTY TRANSACTIONS

          Receivables due from officers and employees, excluding stock option receivables, totaled $327,000at March 28, 2009 and $284,000at September 27, 2008. Such loans bear interest at the minimum statutory rate (0.72% at March 28, 2009).

11. COMMON STOCK REPURCHASE PLAN

          On March 25, 2008, the Board of Directors authorized a stock repurchase program under which up to 500,000 shares of the Company’s common stock may be acquired in the open market over the two years following such authorization at the Company’s discretion.

          The Company did not purchase any shares pursuant to our stock repurchase program during the quarter ended March 28, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Certain reclassifications of prior years balances have been made to conform to the current year discontinued operations presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated financial statements. Accordingly, the Company has reclassified its statements of operations and cash flow data for the prior periods presented, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). These dispositions are discussed below in “Recent Restaurant Dispositions.”

Revenues

          During the Company’s second fiscal quarter of 2009, total revenues of $23,756,000 decreased 2.5% compared to total revenues of $24,369,000 in the second fiscal quarter of 2008. The Company had a net loss of $712,000 in the second fiscal quarter of 2009 compared to net income of $346,000 in the second fiscal quarter of 2008. Net income was negatively affected during the 13-week period ended March 28, 2009 as a result of $309,000 in legal expenses resulting from litigation related to one restaurant in New York City and a $220,000 expense resulting from a real estate tax adjustment related to one restaurant in Washington D.C..

          On a company wide basis same store sales decreased 10.0% during the second fiscal quarter of 2009 compared to the same period last year. Same store sales in Las Vegas decreased by $1,554,000 or 10.6% in the second fiscal quarter of 2009 compared to the second fiscal quarter of 2008. Same store sales in Las Vegas were negatively affected by the unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business, all related to the current economic conditions. Same store sales in New York decreased $641,000 or 14.3% during the second quarter. Same store sales in New York were particularly negatively affected by large amounts of layoffs in the financial sector, a decrease in corporate parties as well as a decrease in tourism and convention business related to the current economic conditions. Same store sales in Washington D.C. increased by $209,000 or 7.3% during the second quarter as the current economic conditions do not seem to have effected the region as much as other regions. Same store sales in Atlantic City decreased by $270,000, or 31.4%, in the second quarter. Same store sales in Atlantic City were negatively affected by the unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business related to the current economic conditions as well as the introduction of slot machine parlors in nearby Pennsylvania. Same store sales in Connecticut decreased by $58,000, or 13.4%, in the second quarter. Same store sales in Connecticut were negatively affected by the unwillingness of the public to engage in gaming activities related to the current economic conditions. Same store sales in Boston decreased $104,000 or 14.0% during the second quarter. Same store sales in Boston were negatively affected by the current economic conditions.

          During the Company’s 26-week period ended March 28, 2009, total revenues of $50,549,000 decreased 7.6% compared to total revenues of $54,687,000 in the 26-week period ended March 29, 2008. The Company had net income of $136,000 in the 26-week period ended March 28, 2009 compared to net income of $1,830,000 in the 26-week period ended March 29, 2008. Net income was negatively affected during the 13-week period ended March 28, 2009 as a result of approximately $300,000 in legal expenses resulting from litigation related to one restaurant in New York City and a $220,000 expense resulting from a real estate tax adjustment related to one restaurant in Washington D.C..

Costs and Expenses

          Food and beverage costs for the second quarter of 2009 as a percentage of total revenues were 25.6% compared to 26.4% in the second quarter of 2008. These costs for the 26-weeks ended March 28, 2009 as a percentage of total revenues were 25.3% compared to 25.9% in the 26-week period ended March 29, 2008.

          Payroll expenses as a percentage of total revenues were 34.2% for the second quarter of 2009 as compared to 34.3% in the second quarter of 2008. Payroll expenses as a percentage of total revenues were 33.7% for the 26-week period ended March 28, 2009 as compared to 32.7% for the 26-week period ended March 29, 2008. The increase in payroll expenses as a percentage of revenue, for the 26-week period ended March 28, 2009, was primarily due to a decrease in sales. Occupancy expenses as a percentage of total revenues were 15.7% during the second fiscal quarter of 2009 compared to 14.5% in the second quarter of 2008. During the second fiscal quarter of 2009 the Company incurred a $220,000 expense for a real estate tax adjustment related to a restaurant in Washington D.C. which negatively affected occupancy expenses. Occupancy expenses as a percentage of total revenues were 14.9% during the 26-week period ended March 28, 2009 compared 13.8% for the 26-week period ended March 29, 2008. Other operating costs and expenses as a percentage of total revenues were 16.2% during the second fiscal quarter of 2009 compared to 12.6% in the second quarter of 2008. The increase in other operating costs and expenses as a percentage of revenue was due to decreased sales and $309,000 of legal costs associated with litigation incurred related to a New York City restaurant during the second fiscal quarter of 2009. Other operating costs and expenses as a percentage of total revenues were 15.5% for the 26-week period ended March 28, 2009 compared to 13.1% for the 26-week period ended March 29, 2008. General and administrative expenses as a percentage of total revenues were 10.7% during the second fiscal quarter of 2009 compared to 9.0% in the second quarter of 2008. General and administrative expenses as a percentage of total revenue were 9.2% for the 26-week period ended March 28, 2009 compared to 7.9% for the 26-week period ended March 29, 2008. The increase in general and administrative expenses as a percentage of revenue was primarily due to decreased sales.

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

          The income tax provisions on continuing operations for the 26-week periods ended March 28, 2009 and March 29, 2008 reflect effective tax rates of 53.6% and 35.6%, respectively. The Company expects its annual tax rate for its current fiscal year to be approximately 34.0% to 36.0% . The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

          During the thirteen weeks ended March 28, 2009, the Company recognized a tax benefit of $97,000 principally as a result of reducing its long term income tax liability for unrecognized tax benefits due to the resolution of a tax audit.

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

          The Company had a working capital surplus of $7,659,000at March 28, 2009 as compared to a working capital surplus of $9,144,000at September 27, 2008.

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

          Effective June 30, 2008, the lease for our Stage Deli facility at the Forum Shops in Las Vegas, Nevada expired. The landlord for this facility offered to renew the lease at this location prior to its expiration at a significantly increased rent. The Company determined that it would not be able to operate this facility profitably at this location at the rent offered in the landlord’s renewal proposal. As a result, the Company discontinued these operations during the third fiscal quarter of 2008 and took a charge for the impairment of goodwill of $294,000 and a loss on disposal of $19,000. The impairment charge and disposal loss are included in discontinued operations. Operations for the 13-week and 26-week periods ended March 29, 2008 have been reclassified as discontinued operations.

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

          The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 27, 2008. There have been no significant changes to such policies during fiscal 2009, other than the implementation of FASB Interpretation No. 157, “Fair Value Measurements.”

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

          In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under FAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009. The Company is currently evaluating the impact that the adoption of FSP FAS 142-3 may have on its consolidated financial statements and related disclosures.

          On April 9, 2009 the FASB issued Staff Position (“FSP”) No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not elected to early adopt this pronouncement and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

          On April 9, 2009 the FASB issued Staff Position No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary-Impairments”. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not elected to early adopt this pronouncement and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

          On April 9, 2009 the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has not elected to early adopt this pronouncement and is currently evaluating the impact of this pronouncement on its consolidated financial statements.

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

Item 4T. Controls and Procedures

          Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of March 28, 2009 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal year 2009 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended March 28, 2009. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time prior to its expiration. We will cancel the repurchased shares.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs(1)
Month #1
December 29,
2008	0	Not Applicable	0	393,043
through
January 27, 2009
Month #2
January 28, 2009	0	Not Applicable	0	393,043
through
February 26, 2009
Month #3
February 27, 2009	0	Not Applicable	0	393,043
through
March 28, 2009
Total	0	Not Applicable	0	393,043

          (1) On March 25, 2008, our Board of Directors authorized a stock repurchase program under which up to 500,000 shares of our common stock may be acquired in the open market over the two years following such authorization at our discretion. In periods prior to the second fiscal quarter of 2009 we purchased an aggregate 106,957 shares of our common stock.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submissions of Matters to a Vote of Security Holders

          The Company’s Annual Meeting of Stockholders was held on March 24, 2009. The proposals submitted to the stockholders for a vote were as follows:

(1)	To elect a board of nine directors;

(2)	To ratify the appointment of J.H. Cohn LLP as independent auditors for the 2009 fiscal year

          The following sets forth the number of votes for, the number of votes against, the number of abstentions (or votes withheld in the case of the election of directors) and broker non-votes with respect to each of the forgoing proposals.

Proposal

	Votes For	Votes Against	Withheld	Broker Non-Votes
			(Abstentions)
Proposal 1

Michael Weinstein	3,245,250	--	29,941	--
Robert Towers	3,253,991	--	21,200
Vincent Pascal	3,253,983	--	21,208	--
Paul Gordon	3,237,692	--	37,499	--
Marcia Allen	3,258,658	--	16,533	--
Bruce R. Lewin	3,258,858	--	16,333	--
Steven Shulman	3,267,589	--	7,602	--
Arthur Stainman	3,258,850	--	16,341	--
Stephen Novick	3,251,292	--	23,899	--

Proposal 2	3,244,713	29,083	1,395	--

Item 5. Other Information

          None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive and Chief Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 12, 2009

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer

By:	/s/ Robert J. Stewart
Robert Stewart
Chief Financial Officer