Form 10-Q
period 2009-06-27
ARK RESTAURANTS CORP
filed 2009-08-11
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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
Yes  _____  No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer _____	Accelerated filer _____

Non-accelerated filer _____	Smaller Reporting Company X
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes  _____  No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at August 11, 2009
(Common stock, $.01 par value)	3,489,845

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

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	June 27,	September 27,
	2009	2008
	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,900	$2,978
Short-term investments in available-for-sale securities	7,627	9,267
Accounts receivable	2,594	2,862
Related party receivables, net	995	881
Employee receivables	327	281
Current portion of long-term receivables	127	121
Inventories	1,557	1,556
Prepaid income taxes	799	-
Prepaid expenses and other current assets	644	362
Total current assets	17,570	18,308
LONG-TERM RECEIVABLES, LESS CURRENT PORTION	135	231
FIXED ASSETS - At cost:
Leasehold improvements	31,638	31,533
Furniture, fixtures and equipment	29,221	28,372
Construction in progress	903	44
	61,762	59,949
Less accumulated depreciation and amortization	37,761	35,087
FIXED ASSETS - Net	24,001	24,862
INTANGIBLE ASSETS - Net	50	62
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	4,312	4,312
OTHER ASSETS	681	701
TOTAL	$52,283	$54,010

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,349	$2,834
Accrued expenses and other current liabilities	5,523	5,312
Accrued income taxes	-	823
Current portion of note payable	205	195
Total current liabilities	8,077	9,164
OPERATING LEASE DEFERRED CREDIT	3,627	3,695
NOTE PAYABLE, LESS CURRENT PORTION	355	510
OTHER LIABILITIES	103	157
TOTAL LIABILITIES	12,162	13,526
NON-CONTROLLING INTERESTS	2,327	2,681
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding of 5,667 and 3,490 shares at June 27, 2009, respectively
and 5,667 and 3,532 shares at September 27, 2008, respectively	57	57
Additional paid-in capital	22,346	22,068
Accumulated other comprehensive loss	(42)	(30)
Retained earnings	25,604	25,427
	47,965	47,522
Less stock option receivable	(76)	(124)
Less treasury stock, at cost, of 2,177 and 2,135 shares at June 27, 2009
and September 27, 2008, respectively	(10,095)	(9,595)
Total shareholders' equity	37,794	37,803
TOTAL	$52,283	$54,010

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008

REVENUES
Food and beverage sales	$30,773	$35,406	$80,151	$88,823
Other income	350	671	1,521	1,941
Total revenues	31,123	36,077	81,672	90,764

COST AND EXPENSES:
Food and beverage cost of sales	7,945	9,224	20,743	23,384
Payroll expenses	9,577	10,125	26,619	28,023
Occupancy expenses	4,134	4,696	12,367	12,259
Other operating costs and expenses	3,871	4,063	11,014	11,209
General and administrative expenses	2,195	2,260	6,833	6,594
Depreciation and amortization	917	771	2,687	2,153
Total cost and expenses	28,639	31,139	80,263	83,622
OPERATING INCOME	2,484	4,938	1,409	7,142
OTHER (INCOME) EXPENSE:
Interest expense	11	14	34	44
Interest income	(56)	(105)	(284)	(397)
Other income, net	(117)	(158)	(503)	(322)
Total other income, net	(162)	(249)	(753)	(675)
Income from continuing operations before provision for income
taxes and non-controlling interests	2,646	5,187	2,162	7,817
Provision for income taxes	961	1,762	702	2,698
(Income) loss attributable to non-controlling interests	(88)	(175)	273	(174)
INCOME FROM CONTINUING OPERATIONS	1,597	3,250	1,733	4,945
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued restaurants	-	(178)	-	33
Provision (benefit) for income taxes	-	(64)	-	12
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(114)	-	21
NET INCOME	$1,597	$3,136	$1,733	$4,966

PER SHARE INFORMATION - BASIC AND DILUTED:
Income from continuing operations	$0.46	$0.90	$0.50	$1.37
Discontinued operations	-	(0.03)	-	0.01
BASIC	$0.46	$0.87	$0.50	$1.38

Income from continuing operations	$0.46	$0.90	$0.50	$1.37
Discontinued operations	-	(0.03)	-	0.01
DILUTED	$0.46	$0.87	$0.50	$1.38

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	3,490	3,597	3,495	3,597

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	3,490	3,597	3,495	3,612

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	39 Weeks Ended
	June 27, 2009	June 28, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,733	$4,966
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	-	(27)
Stock-based compensation	278	234
Depreciation and amortization	2,687	2,208
Equity in loss of affiliate	32	-
Gain on disposal of discontinued operations	-	19
Impairment loss on goodwill related to discontinued operations	-	294
Income (loss) attributable to non-controlling interests	(273)	174
Operating lease deferred credit	(68)	(52)
Changes in operating assets and liabilities:
Accounts receivable	268	(1,085)
Related party receivables	(114)	(86)
Employee receivables	(46)	60
Inventories	(1)	(236)
Prepaid income taxes	(799)	-
Prepaid expenses and other current assets	(282)	(65)
Other assets	(12)	(405)
Accounts payable - trade	(485)	379
Accrued income taxes	(823)	493
Accrued expenses and other current liabilities	211	356
Net cash provided by continuing operating activities	2,306	7,227
Net cash provided by (used in) discontinued operating activities	(54)	36
Net cash provided by operating activities	2,252	7,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,815)	(7,429)
Proceeds from sale of discontinued operations	-	1,030
Purchases of investment securities	(7,665)	(9,413)
Proceeds from sales of investment securities	9,293	12,677
Payments received on long-term receivables	90	84
Net cash used in continuing investing activities	(97)	(3,051)
Net cash provided by discontinued investing activities	-	134
Net cash used in investing activities	(97)	(2,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(144)	(134)
Dividends paid	(1,556)	(4,748)
Purchase of treasury stock	(500)	-
Payments received on stock option receivable	48	42
Capital contributions from limited partners of non-controlling interest	-	1,400
Distributions to limited partners of non-controlling interest	(81)	(201)
Net cash used in financing activities	(2,233)	(3,641)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78)	705
CASH AND CASH EQUIVALENTS, Beginning of period	2,978	4,009
CASH AND CASH EQUIVALENTS, End of period	$2,900	$4,714

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34	$44
Income taxes	$2,295	$2,256

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 27, 2009

(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The consolidated condensed balance sheet as of June 27, 2009, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated and condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 27, 2008. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

     SUBSEQUENT EVENTS – Management has evaluated subsequent events after the balance sheet date and through August 11, 2009, the financial statement issuance date for appropriate accounting and disclosure.

     RECLASSIFICATIONS — Certain reclassifications of prior period balances have been made to conform to the current period presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated financial statements. Accordingly, the Company has reclassified its statements of operations and cash flow data for the prior periods presented, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

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

     The following table presents assets and liabilities measured at fair value on a recurring basis as of June 27, 2009 by SFAS No. 157 valuation hierarchy: (in thousands)

	Level 1	Level 2	Level 3	Carrying Value

Available for sale securities	$7,627	$-	$-	$7,627
Total assets at fair value	$7,627	$-	$-	$7,627

     The Company’s available-for-sale securities, which primarily consist of United States Treasury Bills and Notes, are actively traded and the valuation of such securities is based upon quoted market prices.

     The carrying amounts of cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to begin reporting any financial assets or liabilities at fair value upon adoption of SFAS No. 159 on September 27, 2008 and we did not elect to report at fair value any new financial assets or liabilities entered during the quarter ended June 27, 2009.

     NEW ACCOUNTING STANDARDS ADOPTED IN FISCAL 2009 — In April 2009 the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). This FSP amends SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value in interim financial statements as well as in annual financial statements. FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 and do not require comparative disclosure for earlier periods presented upon initial adoption. The Company adopted FSP 107-1 and APB 28-1 during the third fiscal quarter of 2009, and its application had no impact on the Company’s condensed consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 upon its issuance and it had no material impact on our consolidated financial statements.

     NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will become effective for our fiscal year beginning October 4, 2009.

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

     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning October 3, 2010. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on its consolidated financial statements and related disclosures.

     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

2. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

     Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $76,000 and $124,000 at June 27, 2009 and September 27, 2008, respectively. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (3.25% at June 27, 2009).

3. INCOME TAX

     The income tax provisions on continuing operations for the 39-week periods ended June 27, 2009 and June 28, 2008 reflect effective tax rates of 32.5% (including the tax benefit disclosed below) and 34.5%, respectively. The Company expects its annual tax rate for its current fiscal year to be approximately 34.0% to 38.0% . The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

     During the 39-week period ended June 27, 2009, the Company recognized a tax benefit of $118,000 principally as a result of reducing its long term income tax liability for unrecognized tax benefits due to the resolution of a tax audit.

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

     For the 13-week and 39-week periods ended June 27, 2009, options to purchase 152,500 shares of common stock at a price of $29.60, options to purchase 100,000 shares of common stock at a price of $32.15 and options to purchase 176,600 shares of common stock at a price of $12.04 were not included in diluted earnings per share as their impact was antidilutive.

     For the 13-week period ended June 28, 2008, options to purchase 166,500 shares of common stock at a price of $29.60 were included in diluted earnings per share. Options to purchase 105,000 shares of common stock at a price of $32.15 were not included in diluted earnings per share as their impact was antidilutive for the 13-week period ended June 28, 2008. For the 39-week period ended June 29, 2008, options to purchase 271,500 shares of common stock at a price range of $29.60 - $32.15 were included in earning per share.

     During the 13-week and 39-week periods ended June 27, 2009, options to purchase 176,600 shares of common stock at a price of $12.04 were issued.

5. SHARE-BASED COMPENSATION

     The Company has options outstanding under its 2004 Stock Option Plan (the “2004 Plan”). Options granted under the 2004 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant. During fiscal 2005, options to purchase 194,000 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the third anniversary of the date of grant. During fiscal 2007, options to purchase 105,000 shares of common stock were granted and are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the third, third and fourth anniversaries of the grant date.

     During fiscal 2009, options to purchase 176,600 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant.

     The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2009 grant include a risk free interest rate of 3.29%, volatility of 42.7%, a dividend yield of 4.27% and an expected life of 5.75 years. The grant date fair value of stock options granted during the 13-weeks ended June 27, 2009 was $3.53.

     A summary of stock option activity is presented below:

		Weighted	Weighted	Weighted
		Average	Average	Average	Aggregate
		Exercise	Fair	Contractual	Intrinsic
Options	Shares	Price	Value	Term (Yrs.)	Value

Outstanding as September 27, 2008	271,500	$30.59	$9.22	7.01
Granted	176,600	$12.04	$3.53	9.87
Exercised	-	-	-	-
Forfeited/Cancelled	(19,000)	$30.27	$8.87	6.01

Outstanding at June 27, 2009	429,100	$22.97	$6.89	7.75	$-

Exercisable at June 27, 2009	252,500	$30.61	$9.24	6.28	$-

     Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. As of June 27, 2009 there was approximately $880,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 3 years.

     Compensation cost for stock options is included in general and administrative expenses in the Company’s consolidated condensed statements of operations. Compensation cost for stock options was $122,000 and $78,000 for the 13-week periods ending June 27, 2009 and June 28, 2008, respectively. Compensation cost for stock options was $278,000 and $234,000 for the 39-week periods ending June 27, 2009 and June 28, 2008, respectively.

6. INVESTMENT SECURITIES

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of available for sale debt and fixed income securities by major type and class at June 27, 2009 are as follows (Dollar amounts in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At June 27, 2009
Available for sale short-term:
Government debt securities	$7,612	$15	$-	$7,627

7. DIVIDENDS

      A quarterly cash dividend in the amount of $0.35 per share was declared on October 12, 2004. Subsequent to October 12, 2004, quarterly cash dividends in the amount of $0.35 per share were declared October 10 and December 20, 2006 and on April 12, 2007. We declared an increase in our quarterly cash dividend to $0.44 per share on May 23, 2007 and subsequent quarterly cash dividends reflecting this increased amount were declared on October 12, 2007 and January 11, April 11, July 11 and October 10, 2008. In addition, we declared a special cash dividend in the amount of $3.00 per share on December 20, 2006. Prior to this, we had not paid any cash dividends since our inception. On December 18, 2008, our Board of Directors determined to suspend the dividend which would have customarily been declared in January 2009. For the foreseeable future, our dividend policy will be determined by our Board of Directors on a quarter by quarter basis. No dividends were declared during the quarter ended June 27, 2009.

8. RELATED PARTY TRANSACTIONS

     Receivables due from officers and employees, excluding stock option receivables, totaled $327,000 at June 27, 2009 and $281,000 at September 27, 2008. Such loans bear interest at the minimum statutory rate (0.75% at June 27, 2009).

9. COMMON STOCK REPURCHASE PLAN

     On March 25, 2008, the Board of Directors authorized a stock repurchase program under which up to 500,000 shares of the Company’s common stock may be acquired in the open market over the two years following such authorization at the Company's discretion.

     The Company did not purchase any shares pursuant to our stock repurchase program during the quarter ended June 27, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Certain reclassifications of prior period balances have been made to conform to the current period presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated financial statements. Accordingly, the Company has reclassified its statements of operations and cash flow data for the prior periods presented, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). These dispositions are discussed below in “Recent Restaurant Dispositions.”

Revenues

     During the Company’s third fiscal quarter of 2009, total revenues of $31,123,000 decreased 13.7% compared to total revenues of $36,077,000 in the third fiscal quarter of 2008. The Company had net income of $1,597,000 in the third fiscal quarter of 2009 compared to net income of $3,136,000 in the third fiscal quarter of 2008. Net income was negatively affected during the 13-week period ended June 27, 2009 as a result of $100,000 in legal expenses resulting from litigation related to one restaurant in New York City.

     On a company wide basis same store sales decreased 14.3% during the third fiscal quarter of 2009 compared to the same period last year. Same store sales in Las Vegas decreased by $1,484,000 or 10.3% in the third fiscal quarter of 2009 compared to the third fiscal quarter of 2008. Same store sales in Las Vegas were negatively affected by the unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business, all related to the current economic conditions. Same store sales in New York decreased $2,487,000 or 24.1% during the third quarter. Same store sales in New

York were particularly negatively affected during the quarter by unusually inclement weather with large amounts of rain, continuing layoffs and lack of new job creation, especially in the financial sector, a decrease in corporate parties and a decrease in tourism and convention business related to the current economic conditions. Same store sales in Washington D.C. decreased by $432,000 or 7.1% during the third quarter. Although the current economic conditions do not seem to have affected the Washington D.C. region as much as other regions, unusually inclement weather with large amounts of rain, continuing layoffs and lack of new job creation, a decrease in corporate parties and a decrease in tourism and convention business related to the current economic conditions all contributed to a decrease in sales. Same store sales in Atlantic City decreased by $179,000, or 21.9%, in the third quarter. Same store sales in Atlantic City were negatively affected by the unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business related to the current economic conditions as well as the introduction of slot machine parlors in nearby Pennsylvania. Same store sales in Connecticut decreased by $51,000, or 11.4%, in the third quarter. Same store sales in Connecticut were negatively affected by the unwillingness of the public to engage in gaming activities related to the current economic conditions. Same store sales in Boston decreased $148,000 or 11.5% during the third quarter. Same store sales in Boston were negatively affected by unusually inclement weather with large amounts of rain and the current economic conditions.

     During the Company’s 39-week period ended June 27, 2009, total revenues of $81,672,000 decreased 10% compared to total revenues of $90,764,000 in the 39-week period ended June 28, 2008. The Company had net income of $1,733,000 in the 39-week period ended June 27, 2009 compared to net income of $4,966,000 in the 39-week period ended June 28, 2008. Net income was negatively affected during the 39-week period ended June 27, 2009 as a result of approximately $400,000 in legal expenses resulting from litigation related to one restaurant in New York City.

Costs and Expenses

     Food and beverage costs for the third quarter of 2009 as a percentage of total revenues were 25.5% compared to 25.6% in the third quarter of 2008. These costs for the 39-weeks ended June 27, 2009 as a percentage of total revenues were 25.4% compared to 25.8% in the 39-week period ended June 28, 2008.

     Payroll expenses as a percentage of total revenues were 30.8% for the third quarter of 2009 as compared to 28.1% in the third quarter of 2008. Payroll expenses as a percentage of total revenues were 32.6% for the 39-week period ended June 27, 2009 as compared to 30.9% for the 39-week period ended June 28, 2008. The increase in payroll expenses as a percentage of revenue, for the 39-week period ended June 27, 2009, was primarily due to a decrease in sales. Occupancy expenses as a percentage of total revenues were 13.3% during the third fiscal quarter of 2009 compared to 13.0% in the third quarter of 2008. Occupancy expenses as a percentage of total revenues were 15.1% during the 39-week period ended June 27, 2009 compared 13.5% for the 39-week period ended June 28, 2008. Other operating costs and expenses as a percentage of total revenues were 12.4% during the third fiscal quarter of 2009 compared to 11.3% in the third quarter of 2008. The increase in other operating costs and expenses as a percentage of revenue was due to decreased sales and $100,000 of legal costs associated with litigation incurred related to a New York City restaurant during the third fiscal quarter of 2009. Other operating costs and expenses as a percentage of total revenues were 13.5% for the 39-week period ended June 27, 2009 compared to 12.3% for the 39-week period ended June 28, 2008. General and administrative expenses as a percentage of total revenues were 7.1% during the third fiscal quarter of 2009 compared to 6.3% in the third quarter of 2008. General and administrative expenses as a percentage of total revenue were 8.4% for the 39-week period ended June 27, 2009 compared to 7.3% for the 39-week period ended June 28, 2008. The increase in general and administrative expenses as a percentage of revenue was primarily due to decreased sales.

Income Taxes

     The income tax provisions on continuing operations for the 39-week periods ended June 27, 2009 and June 28, 2008 reflect effective tax rates of 32.5% and 34.5%, respectively. The Company expects its annual tax rate for its current fiscal year to be approximately 34% to 38%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

     During the 39-week period ended June 27, 2009, the Company recognized a tax benefit of $118,000 principally as a result of reducing its long term income tax liability for unrecognized tax benefits due to the resolution of a tax audit.

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

     The Company had a working capital surplus of $9,493,000 at June 27, 2009 as compared to a working capital surplus of $9,144,000 at September 27, 2008.

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

     The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 27, 2008. There have been no significant changes to such policies during fiscal 2009, other than the implementation of FASB Interpretation No. 157, "Fair Value Measurements."

Recent Accounting Developments

     The Financial Accounting Standards Board has recently issued the following accounting pronouncements which have not yet been adopted:

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

     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning October

3, 2010. The Company is currently evaluating the impact that the adoption of SFAS 167 may have on its consolidated financial statements and related disclosures.

     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

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

Item 4T. Controls and Procedures

     Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of June 27, 2009 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal year 2009 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended June 27, 2009. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time prior to its expiration. We will cancel the repurchased shares.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total Number	(d) Maximum Number
	(a) Total	(b)	of Shares (or Units)	(or Approximate Dollar
	Number of	Average	Purchased as Part	Value) of Shares (or
	Shares (or	Price Paid	of Publicly	Units) that May Yet Be
	Units)	per Share	Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs(1)
Month #1
March 29, 2009	0	Not Applicable	0	393,043
through
April 27, 2009
Month #2
April 28, 2009	0	Not Applicable	0	393,043
through
May 27, 2009
Month #3
May 28, 2009	0	Not Applicable	0	393,043
through
June 27, 2009
Total	0	Not Applicable	0	393,043

     (1) On March 25, 2008, our Board of Directors authorized a stock repurchase program under which up to 500,000 shares of our common stock may be acquired in the open market over the two years following such authorization at our discretion. In periods prior to the third fiscal quarter of 2009 we purchased an aggregate 106,957 shares of our common stock.

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

Date:	August 11, 2009

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer

By:	/s/ Robert J. Stewart
Robert J. Stewart
Chief Financial Officer