Form 10-K
period 2009-10-03
ARK RESTAURANTS CORP
filed 2010-01-04
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2009
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

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No __

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __   No __

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ x ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer _____
Non-accelerated filer ____ (Do not check if a smaller reporting company)	Smaller Reporting Company X

          Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes __   No  X

          As of March 27, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $19,244,632.

          At December 28, 2009, there were outstanding 3,489,845 shares of the Registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1)     In accordance with General Instruction G (3) of Form 10-K certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2009 Annual Meeting of Stockholders filed within 120 days of October 3, 2009 or will be included in an amendment to this Form 10-K filed within 120 days of October 3, 2009.

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

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended October 3, 2009, we owned and/or operated 20 restaurants and bars, 30 fast food concepts and catering operations through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended October 3, 2009, seven of our restaurant and bar facilities are located in New York City, four are located in Washington, D.C., five are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in the Faneuil Hall Marketplace in Boston, Massachusetts.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant’s location. Most of our restaurants which are in operation and which have been opened in recent years are of the latter description. As of the fiscal year ended October 3, 2009, these include the restaurant operations at the 12 fast food facilities in Tampa, Florida and Hollywood, Florida, respectively (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); The Grill at Two Trees at the Foxwoods Resort Casino in Ledyard, Connecticut (2006); Durgin Park Restaurant and the Black Horse Tavern in the Faneuil Hall Marketplace in Boston, Massachusetts (2007); Yolos, at the Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada (2007); and five fast food facilities at MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, Connecticut (2008). Also in 2008, we entered into an agreement to lease space for the restaurant Robert at the Museum of Arts & Design at Columbus Circle in Manhattan.

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

The following table sets forth the facilities we lease and operate as of October 3, 2009:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Gonzalez y Gonzalez(4)	Broadway (between Houston and Bleecker Streets) New York, New York	1989	6,000	250		2009

America(5)	Union Station Washington, D.C.	1989	10,000	400	(50)	2009

Center Café(5)	Union Station Washington, D.C.	1989	4,000	200		2009

Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2017

Sequoia	South Street Seaport New York, New York	1991	12,000	300	(100)	2010

Canyon Road	First Avenue (between 76th and 77th Streets) New York, New York	1984	2,500	130		2014

Bryant Park Grill & Café(6)	Bryant Park New York, New York	1995	25,000	180	(820)	2025

America(7)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2017

Gallagher’s Steakhouse(7)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023

Gonzalez y Gonzalez(7)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2017

Village Eateries (7)(8)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2017

The Grill Room	World Financial Center New York, New York	1997	10,000	250		2011

Red	South Street Seaport New York, New York	1998	7,000	150	(150)	2013

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Thunder Grill	Union Station Washington, D.C.	1999	10,000	500		2019

Venetian Food Court(9)	Venetian Casino Resort Las Vegas, Nevada	1999	3,980	300	(*)	2014

V-Bar	Venetian Casino Resort Las Vegas, Nevada	2000	3,000	100		2015

Gallagher’s Steakhouse	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196		2020

Gallagher’s Burger Bar	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114		2020

The Grill at Two Trees	Two Trees Inn Ledyard, Connecticut	2006	3,359	101		2026

Durgin Park Restaurant and the Black Horse Tavern	Faneuil Hall Marketplace Boston, Massachusetts	2007	7,000	500		2032

Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2027

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

(3)	Assumes the exercise of all our available lease renewal options.

(4)	The lease for this location expires December 31, 2009. It is anticipated that this location will remain open on a month-to-month basis with the consent of the landlord for this facility.

(5)	The leases for these locations expired prior to October 3, 2009 and have been operating on a month-to-month basis with the consent of the landlord for these facilities.

(6)	The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2012.

(7)

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

(8)

We operate eight small food court restaurants in the Village Eateries food court at the New York-New York Hotel & Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.

(9)	We operate three small food court restaurants in a food court at the Venetian Casino Resort.

(*)	Represents common area seating.

The following table sets forth the facilities managed by us as of October 3, 2009:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

El Rio Grande (4)(5)	Third Avenue (between 38th and 39th Streets) New York, New York	1987	4,000	160		2019

Tampa Food Court(6)	Hard Rock Hotel and Casino Tampa, Florida	2004	4,000	250	(*)	2029

Hollywood Food Court(6)	Hard Rock Hotel and Casino Hollywood, Florida	2004	5,000	250	(*)	2029

Lucky Seven(6)	Foxwoods Resort Casino Ledyard, Connecticut	2006	4,825	4,000	(**)	2026

MGM Grand Food Market(6)(7)	MGM Grand at Foxwoods Resort Casino Ledyard, Connecticut	2008	8,300	256	(84)(*)	2028

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

Revenues from facilities managed by us are not included in our consolidated sales, with the exception of El Rio Grande and the MGM Grand Food Market which are consolidated and are included in our financial statements.

Restaurant Expansion

During the fiscal year ended October 3, 2009, we began construction of the restaurant Robert at the Museum of Arts & Design at Columbus Circle in Manhattan. This restaurant opened on December 15, 2009. We are the majority owner and managing member of the limited liability company which operates this restaurant.

The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening “shake out” period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. We incurred $15,000 in pre-opening expenses in fiscal 2009, which is the cumulative total pre-opening expenses of this restaurant for the 2009 fiscal year.

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

Employees

At December 16, 2009, we employed 1,856 persons (including employees at managed facilities), 1,374 of whom were full-time employees, 482 of whom were part-time employees, 31 of whom were headquarters personnel, 180 of whom were restaurant management personnel, 506 of whom were kitchen personnel and 1,098 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by a collective bargaining agreement.

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

Terrorist attacks, such as the attacks that occurred in New York and Washington, D.C. on September 11, 2001, and other acts of violence or war in the United States or abroad, may affect the markets in which we operate and our business, results of operations and financial conditions. The potential near-term and long-

term effects these events may have on our business operations, our customers, the markets in which we operate and the economy is uncertain. Because the consequences of any terrorist attacks, or any armed conflicts, are unpredictable, we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

Our restaurant facilities and our executive offices are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of October 3, 2009, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Years Lease Terms Expire	Number of Facilities

2009-2010	2
2011-2015	5
2016-2020	8
2021-2025	2
2026-2030	6
2031-2035	1

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

In the ordinary course of our business, we are a party to various lawsuits arising from accidents at our restaurants and workers’ compensation claims, which are generally handled by our insurance carriers.

Our employment of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by us of employment discrimination laws. We do not believe that any of such suits will have a materially adverse effect upon us, our financial condition or operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter.

Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers and all offices held by each person:

Name	Age	Positions and Offices

Michael Weinstein	66	Chairman and Chief Executive Officer
Vincent Pascal	66	Senior Vice President
Robert Towers	62	President, Chief Operating Officer and Treasurer
Paul Gordon	58	Senior Vice President
Robert Stewart	53	Chief Financial Officer

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

Market for Our Common Stock

Our Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market under the symbol “ARKR.” The high and low sale prices for our Common Stock from September 29, 2007 through October 3, 2009 are as follows:

Calendar 2007	High	Low

Fourth Quarter	$37.00	$34.42

Calendar 2008

First Quarter	37.32	29.10
Second Quarter	29.00	25.13
Third Quarter	26.25	18.03
Fourth Quarter	17.03	8.35

Calendar 2009

First Quarter	12.20	8.91
Second Quarter	14.09	9.30
Third Quarter	18.94	12.05

Dividend Policy

A quarterly cash dividend in the amount of $0.44 per share was declared on October 12, 2007 and January 11, April 11, July 11 and October 10, 2008. On September 16, 2009, our Board of Directors declared a special cash dividend in the amount of $1.00 per share. On December 1, 2009, our Board of Directors declared a quarterly cash dividend in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Issuer Purchases of Equity Securities

The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended October 3, 2009. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time prior to its expiration. We will cancel the repurchased shares.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month #1
June 28, 2009
through	0	Not Applicable	0	393,046
July 28, 2009

Month #2
July 29, 2009
through	0	Not Applicable	0	393,046
August 28, 2009

Month #3
August 29, 2009
through	0	Not Applicable	0	393,046
October 3, 2009

Total	0	Not Applicable	0	393,046

          (1)          On March 25, 2008, our Board of Directors authorized a stock repurchase program under which up to 500,000 shares of our common stock may be acquired in the open market over the two years following such authorization at our discretion. In periods prior to the fourth fiscal quarter of 2009 we purchased an aggregate 106,954 shares of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following is a summary of the securities issued and authorized for issuance under our 2004 Stock Option Plan at October 3, 2009:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders[1]	422,100	$22.86	400
Equity compensation plans not approved by shareholders[2]	None	N/A	None
Total	422,100	$22.86	400

          Of the 422,100 options outstanding on October 3, 2009, 300,500 were held by the Company’s officers and directors.

(1)	The 2004 Stock Option Plan, which was approved by shareholders, is the Company’s only equity compensation plan currently in effect.

(2)	The Company has no equity compensation plan that was not approved by shareholders.

Stock Performance Graph

The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing October 2, 2004 and ending October 3, 2009 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on October 2, 2004 and that all dividends paid by companies included in each index were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ark Restaurants Corp., The NASDAQ Composite Index
And SIC Code 5812 - Eating & Drinking Places

*$100 invested on 10/2/04 in stock or 9/30/09 in index, including reinvestment of dividends. Index calculated on month-end basis.

	Cumulative Total Return

	10/2/04	10/1/05	9/30/06	9/29/07	9/27/08	10/3/09

Ark Restaurants Corp.	100.00	120.46	107.31	171.06	89.04	92.78
NASDAQ Composite	100.00	113.78	121.50	143.37	109.15	112.55
SIC Code 5812 - Eating & Drinking Places	100.00	115.24	138.10	159.96	154.17	151.03

Item 6.	Selected Consolidated Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounting period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal year ended September 27, 2008 included 52 weeks and the fiscal year ended October 3, 2009 included 53 weeks.

Revenues

Total revenues decreased by 8.3% from fiscal 2008 to fiscal 2009.

Same store sales decreased 10.4%, or $12,148,000, on a Company-wide basis from fiscal 2008 to fiscal 2009. Same store sales in Las Vegas decreased by $4,560,000, or 8.2%, in fiscal 2009 compared to fiscal 2008. Same store sales in Las Vegas were negatively affected by the unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business, all related to the current economic conditions. Same store sales in New York decreased $6,119,000, or 18.3%, during fiscal 2009. Same store sales in New York were particularly negatively affected by unusually inclement weather with large amounts of rain, continuing layoffs and lack of new job creation, especially in the financial sector, a decrease in corporate parties and a decrease in tourism and convention business related to the current economic conditions. Same store sales in Washington D.C. decreased by $191,000, or 1.1%, during fiscal 2009. Although the current economic conditions do not seem to have affected the Washington D.C. region as much as other regions, unusually inclement weather with large amounts of rain, continuing layoffs and lack of new job creation, a decrease in corporate parties and a decrease in tourism and convention business related to the current economic conditions all contributed to a decrease in sales. Same store sales in Atlantic City decreased by $646,000 or 19.6% in fiscal 2009 compared to fiscal 2008. Same store sales in Atlantic City were negatively affected by the unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business related to the current economic conditions as well as the introduction of slot machine parlors in nearby Pennsylvania. Same store sales in Boston decreased $370,000, or 7.9%, during fiscal 2009. Same store sales in Boston were negatively affected by unusually inclement weather with large amounts of rain and the current economic conditions. Same store sales in Connecticut decreased $262,000, or 14.6%, during fiscal 2009. Same store sales in Connecticut were negatively affected by the unwillingness of the public to engage in gaming activities related to the current economic conditions.

Other operating income, which consists of the sale of merchandise at various restaurants, management fee income and door sales was $2,063,000 in fiscal 2009 and $2,456,000 in fiscal 2008. This decrease was mostly attributable to the decrease in sales.

Costs and Expenses

Food and beverage cost of sales as a percentage of total revenue was 25.6% in fiscal 2009 and 26.2% in fiscal 2008.

Total costs and expenses decreased by $3,868,000, or 3.3%, from fiscal 2008 to fiscal 2009 primarily due to a decrease in sales.

Payroll expenses as a percentage of total revenues was 32.3% in fiscal 2009 compared to 30.6% in fiscal 2008. Payroll expense was $37,111,000 and $38,325,000 in fiscal 2009 and 2008, respectively. In fiscal 2009, a decrease in sales resulted in an increase in payroll expenses. We continually evaluate our payroll expenses as they relate to sales.

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

In fiscal 2008, we began operating a Mexican restaurant and lounge, Yolos, at the rethemed Planet Hollywood Casino in Las Vegas, Nevada, and entered into an agreement to lease space for the restaurant, Robert, at the Museum of Arts & Design at Columbus Circle in Manhattan. Robert opened on December 15, 2009. We are the majority owner and managing member of the limited liability company which operates this restaurant. We incurred $15,000 in pre-opening expenses in fiscal 2009, which is the cumulative total pre-opening expenses for Robert for the 2009 fiscal year.

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

General and administrative expenses, as a percentage of total revenue, were 7.7% in fiscal 2009 and 7.2% in fiscal 2008.

We manage:

          --          two consolidated facilities we do not own (El Rio Grande and The Food Market at the MGM Grand), and

          --          the Tampa and Hollywood Florida food court operations, and

          --          in fiscal 2008, Lucky Seven at Foxwoods.

Sales of El Rio Grande were $3,886,000 and $4,312,000 during fiscal 2009 and 2008, respectively. Sales of the The Food Market at the MGM Grand were $2,952,000 during fiscal 2009 and $1,457,000 during the portion of fiscal 2008 in which it was open. Sales of the Tampa and Hollywood Florida food court operations were $14,264,000 during fiscal 2009 and $12,454,000 during fiscal 2008. Sales of Lucky Seven were $2,608,000 during fiscal 2008.

Interest expense was $43,000 in fiscal 2009 and $57,000 in fiscal 2008. Interest income was $295,000 in fiscal 2009 and $490,000 in fiscal 2008. Investments are made in government securities and investment quality corporate instruments.

Other income, which generally consists of purchasing service fees, equity in losses of affiliates and other income at various restaurants, was $559,000 and $716,000 for fiscal 2009 and 2008, respectively.

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

The Revenue Reconciliation Act of 1993 provides tax credits to us for FICA taxes paid on tip income of restaurant service personnel. The net benefit to us was $661,000 in fiscal 2009 and $832,000 in fiscal 2008.

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

The net cash used in investing activities in fiscal 2009 was $2,567,000. Cash was used for the replacement of fixed assets at existing restaurants and the construction of Robert at the Museum of Arts & Design at Columbus Circle in Manhattan. Cash was also used to purchase investment securities. Cash provided by investing activities was generated from the sale of investment securities.

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

The net cash used in financing activities in fiscal 2009 of $2,363,000 and $5,460,000 in fiscal 2008 was principally used for the payment of dividends.

We had a working capital surplus of $5,883,000 at October 3, 2009 as compared to a working capital surplus of $9,144,000 at September 27, 2008.

A quarterly cash dividend in the amount of $0.44 per share was declared on October 12, 2007 and January 11, April 11, July 11 and October 10, 2008. On September 16, 2009, our Board of Directors declared a special cash dividend in the amount of $1.00 per share. On December 1, 2009, our Board of Directors declared a quarterly cash dividend in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Restaurant Expansion

During the fiscal year ended October 3, 2009, we began construction of the restaurant Robert at the Museum of Arts & Design at Columbus Circle in Manhattan. This restaurant opened on December 15, 2009. We are the majority owner and managing member of the limited liability company which operates this restaurant.

The opening of a new restaurant is invariably accompanied by substantial pre-opening expenses and early operating losses associated with the training of personnel, excess kitchen costs, costs of supervision and other expenses during the pre-opening period and during a post-opening “shake out” period until operations can be considered to be functioning normally. The amount of such pre-opening expenses and early operating losses can generally be expected to depend upon the size and complexity of the facility being opened. We incurred $15,000 in pre-opening expenses in fiscal 2009, which is the cumulative total pre-opening expenses of this restaurant for the 2009 fiscal year.

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

Critical Accounting Policies

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

Below are listed certain policies that management believes are critical:

FASB Accounting Standards Codification

The issuance of FASB Accounting Standards CodificationTM (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that U.S. generally accepted accounting principles (“GAAP”) are referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The change affects the way we refer to GAAP in our financial statements and accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards consist solely of the number used in the Codification’s structural organization. For example, it is no longer proper to refer to FASB Statement No. 157, Fair Value Measurement, which is now Codification Topic 820: Fair Value Measurements and Disclosures (“ASC 820”). Consistent with the effective date of the Codification, financial statements for periods ending after September 15, 2009, refers to the Codification structure, not pre-Codification historical GAAP.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require our most difficult and subjective judgments include allowances for potential bad debts on receivables, inventories, the useful lives and recoverability of our assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of our tax assets and other matters. Because of the uncertainty in such estimates, actual results may differ from these estimates.

Long-Lived Assets

In accordance with ASC Topic 360: Property, Plant and Equipment (“ASC 360”), long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. We believe at this time that carrying values and useful lives continue to be appropriate. For the years ended October 3, 2009 and September 27, 2008, no impairment charges were deemed necessary.

Leases

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

Goodwill and Trademarks

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks, which were acquired in connection with the Durgin Park acquisition, are considered to have an indefinite life and are not being amortized. We apply the provisions of ASC Topic 350: Intangibles – Goodwill and Other (“ASC 350”) which requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit (we are being treated as one reporting unit) with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.

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

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, we perform internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), a discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy, no impairment charges were necessary in fiscal 2009 and approximately $294,000 of goodwill impairment expense was recorded during fiscal year 2008 in connection with restaurant dispositions.

Share-Based Compensation

Effective October 2, 2005, we adopted ASC Topic 718: Compensation – Stock Compensation (“ASC 718”) and began expensing the grant-date fair value of employee stock options using the modified prospective transition method. Under the modified prospective transition method, non-cash compensation expense is recognized under the fair value method for the portion of outstanding equity-based awards granted prior to the adoption of ASC 718 for which service has not been rendered, and for any equity-based awards granted or modified after adoption. Accordingly, periods prior to adoption have not been restated. Prior to the adoption of ASC 718, we accounted for equity-based compensation using the intrinsic value method. Accordingly, prior to October 2, 2005, no compensation expense had been recognized for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Upon adoption of ASC 718, we elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of our common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate.

We use the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718.

During fiscal 2009, options to purchase 176,600 shares of common stock were granted at an exercise price of $12.04 per share and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. Such options had an aggregate grant date fair value of approximately $624,000. We did not grant any options during the fiscal year 2008. We generally issue new shares upon the exercise of employee stock options.

The fair value of each of our stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of our common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2009 grant include a risk free interest rate of 3.29%, volatility of 42.7%, a dividend yield of 4.27% and an expected life of 5.75 years.

Recently Adopted and Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in 2009 and the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures.

As of October 3, 2009 (the end of the period covered by this annual report on Form 10-K), management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to the material weaknesses discussed below.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and the dispositions of assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has evaluated the effectiveness of its internal control over financial reporting as of October 3, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting were not effective as of October 3, 2009 because there is a material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

During the quarter ended October 3, 2009 the Company made advances against salary to its Chief Executive Officer (the “CEO”) totaling approximately $298,000 (of which approximately $252,000 remained outstanding at October 3, 2009 and is included in Employee Receivables). In addition, the

Company also loaned $160,000 to the CEO’s former wife (which is included in Related Party receivables at October 3, 2009). The CEO believed the advances and loan were permissible after he consulted with the Company’s General Counsel. In the latter part of November 2009, the Company reviewed these matters with its auditors and informed members of its Compensation and Audit Committees and outside counsel and concluded that the advances and loan may be deemed extensions of credit and violative of the Sarbanes-Oxley Act. The CEO immediately repaid the remaining balance on the advances with interest at 6%. The loan to his former wife was repaid in October before the review had begun.

In connection with the above, the following remediation activities were performed:

•	The Audit Committee reviewed the Company’s policies and procedures regarding payments to or for senior management.

•	The Audit Committee reviewed the Company’s overall internal control procedures.

•

The Company adopted changes to existing policies and procedures which require that the Audit Committee’s prior approval be obtained before any extraordinary payments are made to or at the request of management.

•	The Audit Committee also directed that management undergo governance training pursuant to a program approved by the Audit Committee.

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there were no changes in internal control over financial reporting for the quarter ended October 3, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See Part I, Item 4. “Executive Officers of the Registrant.” Other information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

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

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Page
(a)	(1)	Financial Statements:

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets -- at October 3, 2009 and September 27, 2008	F-2

		Consolidated Statements of Operations -- years ended October 3, 2009 and September 27, 2008	F-3

		Consolidated Statements of Cash Flows -- years ended October 3, 2009 and September 27, 2008	F-4

		Consolidated Statements of Shareholders’ Equity -- years ended October 3, 2009 and September 27, 2008	F-5

		Notes to Consolidated Financial Statements	F-6

	(2)	Financial Statement Schedules

None

	(3)	Exhibits:

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

	*21	Subsidiaries of the Registrant.

	*23	Consent of J.H. Cohn LLP.

	*31.1	Certification of Chief Executive Officer.

	*31.2	Certification of Chief Financial Officer.

	*32	Section 1350 Certification

(b)	Reports	Report on Form 8-K dated December 18, 2008
on
	Form	Report on Form 8-K dated December 22, 2008
8-K
Report on Form 8-K dated February 9, 2009

Report on Form 8-K dated May 11, 2009

Report on Form 8-K dated August 7, 2009

Report on Form 8-K dated September 16, 2009

Report on Form 8-K dated December 1, 2009

Report on Form 8-K dated December 9, 2009

*	Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries as of October 3, 2009 and September 27, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended October 3, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ark Restaurants Corp. and Subsidiaries as of October 3, 2009 and September 27, 2008, and their consolidated results of operations and cash flows for each of the two years in the period ended October 3, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York
January 4, 2010

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	October 3,	September 27,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,452	$2,978
Short-term investments in available-for-sale securities	8,139	9,267
Accounts receivable	2,031	2,862
Related party receivables, net	504	881
Employee receivables	584	281
Current portion of long-term receivables	129	121
Inventories	1,547	1,556
Prepaid expenses and other current assets	428	362

Total current assets	18,814	18,308

LONG-TERM RECEIVABLES, LESS CURRENT PORTION	102	231

FIXED ASSETS - At cost:
Leasehold improvements	31,655	31,533
Furniture, fixtures and equipment	29,459	28,372
Construction in progress	2,652	44

	63,766	59,949
Less accumulated depreciation and amortization	38,688	35,087

FIXED ASSETS - Net	25,078	24,862
INTANGIBLE ASSETS - Net	45	62
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	5,216	4,312
OTHER ASSETS	547	701

TOTAL	$55,336	$54,010

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,541	$2,834
Accrued expenses and other current liabilities	6,036	5,312
Accrued income taxes	655	823
Dividend payable	3,490	-
Current portion of note payable	209	195

Total current liabilities	12,931	9,164
OPERATING LEASE DEFERRED CREDIT	3,917	3,695
NOTE PAYABLE, LESS CURRENT PORTION	302	510
OTHER LIABILITIES	84	157

TOTAL LIABILITIES	17,234	13,526

NON-CONTROLLING INTERESTS	2,304	2,681

COMMITMENTS AND CONTINGENCIES - Note 10
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding of 5,667 and 3,490 shares at October 3, 2009, respectively and 5,667 and 3,532 shares at September 27, 2008, respectively	57	57
Additional paid-in capital	22,501	22,068
Accumulated other comprehensive loss	(29)	(30)
Retained earnings	23,440	25,427

	45,969	47,522
Less stock option receivable	(76)	(124)
Less treasury stock, at cost, of 2,177 and 2,135 shares at October 3, 2009 and September 27, 2008, respectively	(10,095)	(9,595)

Total shareholders’ equity	35,798	37,803

TOTAL	$55,336	$54,010

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended

	October 3, 2009	September 27, 2008

REVENUES:
Food and beverage sales	$112,944	$122,934
Other income	2,063	2,456

Total revenues	115,007	125,390

COSTS AND EXPENSES:
Food and beverage cost of sales	29,420	32,807
Payroll expenses	37,111	38,325
Occupancy expenses	16,649	16,809
Other operating costs and expenses	16,102	15,520
General and administrative expenses	8,834	9,051
Depreciation and amortization	3,619	3,091

Total costs and expenses	111,735	115,603

OPERATING INCOME	3,272	9,787

OTHER (INCOME) EXPENSE:
Interest expense	43	57
Interest income	(295)	(490)
Other income, net	(559)	(716)

Total other income, net	(811)	(1,149)

Income from continuing operations before provision for income taxes and non-controlling interests	4,083	10,936
Provision for income taxes	1,240	3,676
(Income) loss attributable to non-controlling interests	216	(299)

INCOME FROM CONTINUING OPERATIONS	3,059	6,961

DISCONTINUED OPERATIONS:
Income from operations of discontinued restaurants	-	26
Provision for income taxes	-	9

INCOME FROM DISCONTINUED OPERATIONS	-	17

NET INCOME	$3,059	$6,978

PER SHARE INFORMATION - BASIC AND DILUTED:
Income from continuing operations	$0.88	$1.94
Discontinued operations	-	-

BASIC	$0.88	$1.94

Income from continuing operations	$0.87	$1.93
Discontinued operations	-	-

DILUTED	$0.87	$1.93

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC	3,494	3,594

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED	3,506	3,608

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended

	October 3, 2009	September 27, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,059	$6,978
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(905)	451
Stock-based compensation	433	312
Depreciation and amortization	3,619	3,091
Equity in loss of affiliate	166	127
Loss on disposal of discontinued operations	-	19
Impairment loss on goodwill related to discontinued operations	-	294
Income (loss) attributable to non-controlling interests	(216)	299
Operating lease deferred credit	222	(76)
Changes in operating assets and liabilities:
Accounts receivable	831	(205)
Related party receivables	377	437
Inventories	9	(146)
Prepaid expenses and other current assets	(66)	270
Other assets	(12)	(512)
Accounts payable - trade	(293)	430
Accrued expenses and other current liabilities	724	(191)
Accrued income taxes	(168)	(312)

Net cash provided by continuing operating activities	7,780	11,266
Net cash provided by (used in) discontinued operating activities	(73)	56

Net cash provided by operating activities	7,707	11,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,817)	(8,080)
Proceeds from sale of discontinued operations	-	1,030
Loans and advances made to employees	(518)	(77)
Payments received on employee receivables	215	112
Purchases of investment securities	(10,992)	(14,645)
Proceeds from sales of investment securities	12,121	14,500
Payments received on long-term receivables	121	114

Net cash used in continuing investing activities	(2,870)	(7,046)
Net cash provided by discontinued investing activities	-	153

Net cash used in investing activities	(2,870)	(6,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(194)	(180)
Dividends paid	(1,556)	(6,331)
Purchase of treasury stock	(500)	(1,209)
Payments received on stock option receivable	48	42
Capital contributions from non-controlling interests	-	2,500
Distributions to non-controlling interest	(161)	(282)

Net cash used in financing activities	(2,363)	(5,460)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,474	(1,031)
CASH AND CASH EQUIVALENTS, Beginning of year	2,978	4,009

CASH AND CASH EQUIVALENTS, End of year	$5,452	$2,978

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$43	$57

Income taxes	$2,295	$3,557

Non-cash investing activity:
Investment in unconsolidated affiliates	$-	$298

Non-cash financing activity:
Accrued dividends on common stock	$3,490	$-

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHODLERS’ EQUITY YEARS ENDED SEPTEMBER 27, 2008 AND OCTOBER 3, 2009
(In Thousands)

				Accumulated Other Comprehensive Income (Loss)				Total Shareholders’ Equity
	Common Stock		Additional Paid- In Capital		Retained Earnings	Stock Option Receivable	Treasury Stock

	Shares	Amount

BALANCE - September 29, 2007	5,667	$57	$21,756	$49	$24,780	$(166)	$(8,386)	$38,090

Stock-based compensation	-	-	312	-	-	-	-	312
Payment of dividends - $1.76 per share	-	-	-	-	(6,331)	-	-	(6,331)
Unrealized loss on available-for-sale securities	-	-	-	(79)	-	-	-	(79)
Repayments on stock option receivable	-	-	-	-	-	42	-	42
Purchases of treasury stock	-	-	-	-	-	-	(1,209)	(1,209)
Net income	-	-	-	-	6,978	-	-	6,978

BALANCE - September 27, 2008	5,667	57	22,068	(30)	25,427	(124)	(9,595)	37,803

Stock-based compensation	-	-	433	-	-	-	-	433
Payment of dividends - $1.44 per share	-	-	-	-	(5,046)	-	-	(5,046)
Unrealized gain on available-for-sale securities	-	-	-	1	-	-	-	1
Repayments on stock option receivable	-	-	-	-	-	48	-	48
Purchases of treasury stock	-	-	-	-	-	-	(500)	(500)
Net income	-	-	-	-	3,059	-	-	3,059

BALANCE - October 3, 2009	5,667	$57	$22,501	$(29)	$23,440	$(76)	$(10,095)	$35,798

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ark Restaurants Corp. and Subsidiaries (the “Company”) owns and operates 20 restaurants and bars, 30 fast food concepts and catering operations. Seven restaurants are located in New York City, four are located in Washington, D.C., five are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in Boston, Massachusetts. The Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and nine food court concepts; one bar within the Venetian Casino Resort as well as three food court concepts; and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant and a bar in the Resorts Atlantic City Hotel and Casino. The operations at the Foxwoods Resort Casino include one fast food concept and six fast food concepts at the MGM Grand Casino. In Boston, Massachusetts, the Company operates a restaurant in the Faneuil Hall Marketplace. The Florida operations under management include five fast food facilities in Tampa, Florida and seven fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino.

Basis of Presentation —The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.

FASB Accounting Standards Codification — The issuance by the FASB of the Accounting Standards CodificationTM (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that GAAP is referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff. The change affects the way the Company refers to GAAP in financial statements and in its accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards consist solely of the number used in the Codification’s structural organization.

Subsequent Events — In May 2009, the FASB issued ASC Topic 855: Subsequent Events (“ASC855”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has considered subsequent events for recognition or disclosure through January 4, 2010, the date of this filing, in preparing the consolidated financial statements and notes thereto.

Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal year ended October 3, 2009 included 53 weeks and the fiscal year ended September 27, 2008 included 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include allowances for potential bad debts on receivables, inventories, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and other matters. Because of the uncertainty in such estimates, actual results may differ from these estimates.

Principles of Consolidation — The consolidated financial statements include the accounts of Ark Restaurants Corp. and all of its wholly owned subsidiaries, partnerships and other entities in which it has a controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Non-Controlling Interests — Non-controlling interests represent capital contributions, income and loss attributable to the shareholders of less than wholly-owned and consolidated partnerships.

Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

Reclassifications — Certain reclassifications of prior year balances have been made to conform to the current year presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated financial statements. Accordingly, the Company has reclassified its statements of operations and cash flow data for the prior periods presented. These dispositions are discussed below in “Recent Restaurant Dispositions.”

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

Available-For-Sale Securities — Available-for-sale securities consist primarily of United States Treasury Bills and Notes, all of which have a high degree of liquidity and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income. The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in other income, net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. As of October 3, 2009, the Company had cash and cash equivalent balances, primarily consisting of cash deposit accounts, which exceeded the Federal Deposit Insurance Corporation limitation for coverage by approximately $4,500,000.

For the year ended October 3, 2009, the Company made purchases from one vendor that accounted for approximately 16% of total purchases. For the year ended September 27, 2008, the Company made purchases from two vendors that accounted for approximately 22% of total purchases.

Accounts Receivable — Accounts receivable is primarily composed of normal business receivables such as credit card receivables that are paid off in a short period of time and amounts due from our managed outlets and hotel charges, and are recorded when the products or services have been delivered. We review the collectability of our receivables on an ongoing basis, and provide for an allowance when we consider the entity unable to meet its obligation.

Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of food and beverages, merchandise for sale and other supplies.

Revenue Recognition — The Company-owned restaurant sales are composed almost entirely of food and beverage sales. The Company records revenue at the time of the purchase of products by customers.

Management fees, which are included in Revenues – Other Income, are related to the Company’s managed restaurants that are not consolidated and are based on either gross restaurant sales or cash flow. The Company recognizes management fee income in the period sales are made or cash flow is generated.

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

Fixed Assets — Leasehold improvements and furniture, fixtures and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to seven years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 30 years. For leases with renewal periods at the Company’s option, if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives.

The Company includes in construction in progress improvements in restaurants that are under construction. Once the projects have been completed, the Company begins depreciating and amortizing the assets. Start-up costs incurred during the construction period of restaurants, including rental of premises, training and payroll, are expensed as incurred.

Intangible Assets — Costs associated with acquiring leases and subleases, principally purchased leasehold rights, have been capitalized and are being amortized on the straight-line method based upon the initial terms of the applicable lease agreements, which range from 9 to 20 years. Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period, typically five years.

Amortization expense for intangible assets was $17,000 and $18,000 for fiscal years ended 2009 and 2008, respectively.

Long-lived Assets — Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. Management believes at this time that carrying values and useful lives continue to be appropriate. For the years ended October 3, 2009 and September 27, 2008, no impairment charges were deemed necessary.

Goodwill and Trademarks — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks, which were acquired in connection with the Durgin Park acquisition, are considered to have an indefinite life and are not being amortized. Goodwill and certain intangible assets are assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit (the Company is being treated as one reporting unit) with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), a discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy, no impairment charges were necessary in fiscal 2009 and approximately $294,000 of goodwill impairment expense was recorded during fiscal year 2008 in connection with restaurant dispositions.

Leases — The Company recognizes rent expense on a straight-line basis over the expected lease term, including option periods as described below. Within the provisions of certain leases there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes option periods when it is deemed to be reasonably assured that the Company would incur an economic penalty for not exercising the option. Percentage rent expense is generally based upon sales levels and is expensed as incurred. Certain leases include both base rent and percentage rent. The Company records rent expense on these leases based upon reasonably assured sales levels. The consolidated financial statements reflect the same lease terms for amortizing leasehold improvements as were used in calculating straight-line rent expense for each restaurant. The judgments of the Company may produce materially different amounts of amortization and rent expense than would be reported if different lease terms were used.

Operating Lease Deferred Credit — Several of the Company’s operating leases contain predetermined increases in the rentals payable during the term of such leases. For these leases, the aggregate rental expense over the lease term is recognized on a straight-line basis over the lease term. The excess of the expense charged to operations in any year and amounts payable under the leases during that year are recorded as deferred credits that reverse over the lease term.

Occupancy Expenses — Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.

Defined Contribution Plans — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended October 3, 2009 and September 27, 2008, the Company did not make any contributions to the Plan.

Income Taxes — Income taxes are accounted for under the asset and liability method as prescribed by ASC Topic 740: Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of ASC 740 relating to uncertain tax positions, during the first fiscal quarter of 2008 and it had no impact on our consolidated financial position, results of operation or cash flows, nor did the Company have any related interest or penalties. As a result of the implementation, the Company recognized no material adjustment to the liability for unrecognized income tax benefits that existed as of September 29, 2007. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense.

Non-controlling interests relating to the income or loss of consolidated partnerships includes no provision for income taxes as any tax liability related thereto is the responsibility of the individual minority investors.

Income Per Share of Common Stock — Basic net income per share is computed in accordance with ASC Topic 260: Earnings Per Share (“ASC 260”), and is calculated on the basis of the weighted average number of common shares outstanding during each period. Diluted net income per share reflects the additional dilutive effect of potentially dilutive shares (principally those arising from the assumed exercise of stock options).

Share-based Compensation — Effective October 2, 2005, the Company adopted ASC Topic 718: Compensation – Stock Compensation (“ASC 718”) and began expensing the grant-date fair value of employee stock options using the modified prospective transition method. Under the modified prospective transition method, non-cash compensation expense is recognized under the fair value method for the portion of outstanding equity-based awards granted prior to the adoption of ASC 718 for which service has not been rendered, and for any equity-based awards granted or modified after adoption. Accordingly, periods prior to adoption have not been restated. Prior to the adoption of ASC 718, the Company accounted for equity-based compensation using the intrinsic value method. Accordingly, prior to October 2, 2005, no compensation expense had been recognized for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Upon adoption of ASC 718, the Company elected to value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate.

The Company uses the alternative transition method for calculating the tax effects of share-based compensation. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of ASC 718.

During fiscal 2009, options to purchase 176,600 shares of common stock were granted at an exercise price of $12.04 per share and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. Such options had an aggregate grant date fair value of approximately $624,000. The Company did not grant any options during the fiscal year 2008. The Company generally issues new shares upon the exercise of employee stock options.

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

New Accounting Standards Adopted in Fiscal 2009 — In September 2006, the FASB ASC Topic 820: Fair Value Measurements and Disclosures (“ASC 820”), which, among other requirements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about the use of fair value to measure assets and liabilities. ASC 820 prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For financial instruments and certain nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis at least annually, ASC 820 is effective beginning the first fiscal year that begins after November 15, 2007, which corresponds to the Company’s 2009 fiscal year. For all other nonfinancial assets and liabilities the effective date of ASC 820 has been delayed to the first fiscal year beginning after November 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009. The Company adopted ASC 820 effective as of the beginning of fiscal 2009, and its application had no impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued ASC Topic 825: Financial Instruments (“ASC 825”), which allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The election must be applied to individual contracts, is irrevocable for every contract chosen to be measured at fair value, and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. Changes in the fair value of contracts elected to be measured at fair value are recognized in earnings each reporting period. The Company adopted this accounting pronouncement in fiscal 2009 with no effect on the Company’s consolidated financial statements as the Company did not use the fair-value measurement election for any eligible financial assets or financial liabilities.

In March 2008, the FASB issued ASC Topic 815: Derivatives and Hedging (“ASC 815”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted this accounting pronouncement in fiscal 2009 and its application had no impact on the Company’s consolidated financial statements.

In April 2009 the FASB issued a staff position (“FSP”) requiring disclosures about fair value in interim financial statements as well as in annual financial statements. This FSP applies to all financial instruments within the scope of ASC Topic 825: Financial Instruments (“ASC 825”) and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments. The related provisions of ASC 825 are effective for interim and annual periods ending after June 15, 2009 and do not require comparative disclosure for earlier periods presented upon initial adoption. The Company adopted this guidance during the third fiscal quarter of 2009, and its application had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC Topic 855: Subsequent Events (“ASC 855”) which incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. ASC 855 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this accounting pronouncement in the third quarter of fiscal 2009 (see Note 1 - Subsequent Events).

New Accounting Standards Not Yet Adopted — In December 2007, the FASB issued ASC Topic 805: Business Combinations (“ASC 805”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805 will become effective for our fiscal year beginning October 4, 2009.

In December 2007, the FASB issued ASC Topic 810: Consolidation (“ASC 810”), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. ASC 810 is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009. The Company is currently evaluating the potential impact of adopting ASC 810 on its consolidated financial statements.

In April 2008, the FASB issued a staff position (“FSP”) that amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under ASC 350. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this FSP, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009. The Company is currently evaluating the impact that the adoption of this FSP may have on its consolidated financial statements and related disclosures.

In June 2009, the FASB issued a new accounting pronouncement, SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (to be included in ASC Topic 860: Transfers and Servicing, when codified), regarding transfers of financial assets which improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports, including the effects of the transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in transferred financial assets. This pronouncement is effective for the Company’s fiscal year beginning October 3, 2010. The Company is currently evaluating the impact that the adoption of this pronouncement may have on its consolidated financial statements and related disclosures.

In June 2009, the FASB issued a new accounting pronouncement, SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (to be included in ASC Topic 810: Consolidation, when codified), which amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning October 3, 2010. The Company is currently evaluating the impact that the adoption of this pronouncement may have on its consolidated financial statements and related disclosures.

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

In June 2008, the Company entered into an agreement to design and lease a restaurant at The Museum of Arts & Design at Columbus Circle in New York City. The initial term of the lease for this facility will expire on December 31 sixteen years after the date the restaurant first opens for business to the public following its current refurbishment and will have two five-year renewals. This restaurant opened during the first quarter of fiscal 2010.

3.	RECENT RESTAURANT DISPOSITIONS

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

Effective June 30, 2008, the lease for the Company’s Stage Deli facility at the Forum Shops in Las Vegas, Nevada expired. The landlord for this facility offered to renew the lease at this location prior to its expiration at a significantly increased rent. The Company determined that it would not be able to operate this facility profitably at this location at the rent offered in the landlord’s renewal proposal. As a result, the Company discontinued these operations during the third fiscal quarter of 2008 and took a charge for the impairment of goodwill of $294,000 and recorded a loss on disposal of $19,000. The impairment charge and disposal loss are included in discontinued operations. Operations for the fiscal year ended September 27, 2008 have been reclassified as discontinued operations.

The Company accounts for its closed restaurants in accordance with the provisions of ASC Topic 205: Discontinued Operations (“ASC 205”). Therefore, when the Company makes a decision to close a restaurant, the restaurant’s operations are eliminated from the ongoing operations. Accordingly, the operations of such restaurants, net of applicable income taxes, are presented as discontinued operations and prior period operations of such restaurants, net of applicable income taxes, are reclassified. Discontinued operations consist of the following:

Year Ended

	October 3, 2009	September 27, 2008

(In thousands)

Revenues	$—	$3,100

Income before income taxes	$—	$ 26

Income from discontinued restaurants, net of taxes	$—	$ 17

4.	INVESTMENT SECURITIES

Effective September 28 2008, the Company adopted ASC 820 for assets and liabilities measured at fair value on a recurring basis. ASC 820 accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy (“Valuation Hierarchy”) for fair value measurements;

•	Requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company’s financial assets within it are as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued at October 3, 2009, using Level 1 inputs and the market approach as defined by ASC 820:

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value

	(In thousands)
At October 3, 2009
Available-for-sale short-term:
Government debt securities	$8,168	$-	$(29)	$8,139

	$8,168	$-	$(29)	$8,139

	Amortized	Gross Unrealized	Gross Unrealized
	Cost	Holding Gains	Holding Losses	Fair Value

	(In thousands)
At September 27, 2008
Available-for-sale short-term:
Government debt securities	$8,897	$-	$(30)	$8,867
Corporate debt securities	400	-	-	400

	$9,297	$-	$(30)	$9,267

At October 3, 2009, all of the Company’s government debt securities mature within fiscal year 2010.

5.	LONG-TERM RECEIVABLES

In March 2005, the Company sold a restaurant for $1,300,000. Cash of $600,000 was included on the sale. Of the $600,000 cash, $200,000 was paid to the Company as a fee to manage the restaurant for four months prior to closure and the balance was paid directly to the landlord. The remaining $700,000 was received in the form of a note receivable, at an interest rate of 6%, in installments through June 2011. As of October 3, 2009, the Company was due $231,000, of this $102,000 was long-term and $129,000 was current.

The carrying value of the Company’s long-term receivables approximates their current aggregate fair value.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	October 3,	September 27,
	2009	2008

	(In thousands)

Purchased leasehold rights (a)	$2,343	$2,343
Noncompete agreements and other	322	322

	2,665	2,665

Less accumulated amortization	2,620	2,603

Total intangible assets	$45	$62

(a)	Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

7.	GOODWILL AND TRADEMARKS

Goodwill is the excess of cost over fair market value of tangible and intangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market. Trademarks, which have indefinite lives, are not currently amortized and are tested for impairment annually or when facts or circumstances indicate a possible impairment as a result of a continual decline in performance or as a result of fundamental changes in a market. The changes in the carrying amount of goodwill and trademarks for the years ended October 3, 2009 and September 28, 2008 are as follows (in thousands):

	Goodwill	Trademarks	Total

Balance as of September 29, 2007	$5,107	$721	$5,828
Acquired during the year	-	-	-
Impairment losses	(294)	-	(294)

Balance as of September 27, 2008	4,813	721	5,534
Acquired during the year	-	-	-
Impairment losses	-	-	-

Balance as of October 3, 2009	$4,813	$721	$5,534

8.	OTHER ASSETS

Other assets consist of the following:

	October 3,	September 27,
	2009	2008

	(In thousands)

Deposits and other	$416	$403
Investments in unconsolidated affiliates (a)	131	298

	$547	$701

(a)

During the second fiscal quarter of 2008, we opened, along with certain third party investors, a new concept at our former Columbus Bakery location called “Pinch & S’Mac” which features pizza and macaroni and cheese. We contributed Columbus Bakery’s net fixed assets and cash into this venture and received an ownership interest of 37.5%. These operations are not consolidated in the Company’s consolidated financial statements. Included in Other income, net for fiscal 2009 and 2008 are losses of approximately $166,000 and $127,000, respectively, related to this affiliate.

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	October 3,	September 27,
	2009	2008

	(In thousands)

Sales tax payable	$808	$766
Accrued wages and payroll related costs	1,495	1,623
Customer advance deposits	1,269	1,586
Accrued and other liabilities	2,464	1,337

	$6,036	$5,312

10.	COMMITMENTS AND CONTINGENCIES

Leases — The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2032. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurants’ sales in excess of stipulated amounts at such facility.

As of October 3, 2009, future minimum lease payments under noncancelable leases are as follows:

Fiscal Year	Amount

(In thousands)

2010	$7,347
2011	7,283
2012	6,515
2013	6,344
2014	5,771
Thereafter	22,352

Total minimum payments	$55,612

In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $1,042,000 as security deposits under such leases.

Rent expense was approximately $12,927,000 and $13,235,000 during the fiscal years ended October 3, 2009 and September 27, 2008, respectively. Contingent rentals, included in rent expense, were approximately $3,956,000 and $4,931,000 for the fiscal years ended October 3, 2009 and September 27, 2008, respectively.

Legal Proceedings — In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker’s compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. Included in Accrued Expenses and Other Current Liabilities is approximately $600,000 related to the settlement of various claims against the Company.

11.	COMMON STOCK REPURCHASE PLAN

On March 25, 2008, the Board of Directors authorized a stock repurchase program under which up to 500,000 shares of the Company’s common stock may be acquired in the open market over the two years following such authorization at the Company’s discretion.

During the years ended October 3, 2009 and September 27, 2008, the Company purchased an aggregate of 42,000 and 64,954 shares at an average purchase price of 11.90 and $18.61, respectively in the open market pursuant to the stock repurchase program.

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

The 2004 Stock Option Plan, which was approved by shareholders, is the Company’s only equity compensation plan currently in effect. Under the 2004 Stock Option Plan, 450,000 options were authorized for future grant. Options granted under the 2004 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant. During fiscal 2005, options to purchase 194,000 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. During fiscal 2007, options to purchase 105,000 shares of common stock were granted and are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the grant date. During fiscal 2009, options to purchase 176,600 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. The following table summarizes stock option activity under all plans:

	2009			2008

		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value (in		Exercise	Value (in
	Shares	Price	thousands)	Shares	Price	thousands)

Outstanding, beginning of year	271,500	$30.59		271,500	$30.59

Options:
Granted	176,600	$12.04		-	-
Exercised	-	-		-	-
Canceled or expired	(26,000)	$30.09		-	-

Outstanding, end of year (a)	422,100	$22.86	$-	271,500	$30.59	$-

Options exercisable (a)	245,500	$30.61	$-	219,000	$30.21	$-

Weighted average remaining contractual life - outstanding	7.5 Years			7.0 Years

Shares available for future grant	400			151,000

(a)	Options become exercisable at various times expiring through 2016.

The following table summarizes information about stock options outstanding as of October 3, 2009 (shares in thousands):

	Options Outstanding			Options Exercisable

			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Number of	Exercise	contractual	Number of	Exercise	contractual
Range of Exercise Prices	Shares	Price	life (in years)	Shares	Price	life (in years)

$12.04	176,600	$12.04	9.6	-	$-	-
$26.60	145,500	$26.60	7.2	145,500	$26.60	7.2
$32.15	100,000	$32.15	5.2	100,000	$32.15	5.2

	422,100	$22.86	7.5	245,500	$30.61	6.0

Compensation cost charged to operations for the fiscal years ended 2009 and 2008 for share-based compensation programs was approximately $433,000 and $312,000, before tax benefits of approximately $132,000 and $108,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated statements of operations.

As of October 3, 2009, there was approximately $725,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately two years.

13.	MANAGEMENT FEE INCOME

The Company provides management services to two fast food courts and one fast food unit it does not consolidate. In accordance with the contractual arrangements, the Company earns management fees based on gross sales or cash flow as defined by the agreements. Management fee income, included in Revenues – Other Income, relating to these services was approximately $1,952,000 and $2,368,000 for the years ended October 3, 2009 and September 27, 2008, respectively. Such amount for the year ended October 3, 2009 included approximately $758,000 for management fees and $1,194,000 for profit distributions. Such amount for the year ended September 27, 2008 included approximately $968,000 for management fees and $1,400,000 for profit distributions.

Receivables from managed restaurants, included in Related Party Receivables, were approximately $344,000 and $881,000 at October 3, 2009 and September 27, 2008, respectively. Such amount at October 3, 2009 included approximately $140,000 for management fees and $204,000 for expense advances. Such amount at September 27, 2008 included approximately $881,000 for expense advances.

Managed restaurants had sales of approximately $17,815,000 and $16,068,000 during the management periods within the years ended October 3, 2009 and September 27, 2008, which are not included in consolidated net sales of the Company.

14.	INCOME TAXES

The provision for income taxes attributable to continuing and discontinued operations consists of the following:

	Year Ended

	October 3,	September 27,
	2009	2008

	(In thousands)

Current provision:
Federal	$1,602	$2,648
State and local	543	586

	2,145	3,234

Deferred provision (benefit):
Federal	(818)	301
State and local	(87)	150

	(905)	451

	$1,240	$3,685

The effective tax rate differs from the U.S. income tax rate as follows:

	Years Ended

	October 3,	September 27,
	2009	2008

	(In thousands)

Provision at Federal statutory rate (34% in 2009 and 35% in 2008)	$1,388	$3,837

State and local income taxes net of tax benefits	256	575

Tax credits	(436)	(541)

State and local net operating loss carryforward allowance adjustment	(13)	1

Income (loss) attributable to non-controlling interests	73	(105)

Other	(28)	(82)

	$1,240	$3,685

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 3,	September 27,
	2009	2008

	(In thousands)

Long-term deferred tax assets (liabilities):
Operating loss carryforwards	$2,088	$2,088
Operating lease deferred credits	1,374	1,420
Depreciation and amortization	748	301
Deferred compensation	852	753
Partnership investments	299	-
Pension withdrawal liability	32	61
Other	91	91

Total long-term deferred tax assets	5,484	4,714
Valuation allowance	(240)	(253)

Net long-term deferred tax assets	5,244	4,461

Deferred gains	(28)	(60)
Partnership investments	-	(89)

Total long-term deferred tax liabilities	(28)	(149)

Total net deferred tax assets	$5,216	$4,312

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The deferred tax valuation allowance of $240,000 and 253,000 as of October 3, 2009 and September 27, 2008, respectively, was attributable to state and local net operating loss carryforwards.

As of October 3, 2009, the Company has approximately of $21,350,000 of state and local net operating loss carryforwards which expire at various times beginning in the year 2015 through 2028.

A reconciliation of the beginning and ending amount of unrecognized tax benefits as prescribed by ASC 740, excluding interest and penalties, is as follows:

	October 3,	September 27,
	2009	2008

	(In thousands)
Balance at beginning of year	$292	$315

Additions based on tax positions taken in current and prior years	70	-
Reductions due to settlements with taxing authorities	(153)	(23)
Reductions as a result of a lapse of the statute of limitations	-	-

Balance at end of year	$209	$292

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of October 3, 2009 and September 27, 2008, the Company accrued approximately $43,000 and $60,000 of interest and penalties, respectively. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

The Company files in the U.S. and various state and local income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by Federal and most state and local tax authorities. An audit of the Company’s tax return for the fiscal year ended September 30, 2006 was completed by the Internal Revenue Service during fiscal 2009 without a material adjustment to the Company’s financial position or results of operations.

15.	OTHER INCOME

Other income consists of the following:

	Year Ended

	October 3,	September 27,
	2009	2008

	(In thousands)

Purchase service fees	$92	$74
Equity in loss of an unconsolidated affiliate	(166)	(127)
Other	633	769

	$559	$716

16.	INCOME PER SHARE OF COMMON STOCK

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended October 3, 2009 and September 27, 2008 follows:

	Net
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

	(In thousands, except per share amounts)

Year ended October 3, 2009
Basic EPS	$3,059	3,494	$0.88
Stock options	-	12	(0.01)

Diluted EPS	$3,059	3,506	$0.87

Year ended September 27, 2008
Basic EPS	$6,978	3,594	$1.94
Stock options	-	14	(0.01)

Diluted EPS	$6,978	3,608	$1.93

Options to purchase 166,500 and 105,000 shares of common stock at exercises prices of $29.60 and $32.15 per share, respectively, were outstanding during the year ended September 27, 2008 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 145,500 and 100,000 shares of common stock at exercise prices of $29.60 and $32.15 per share, respectively, were outstanding during the year ended October 3, 2009 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

17.	STOCK OPTION RECEIVABLES

Stock option receivables include amounts due from an officer totaling $76,000 and 124,000 at October 3, 2009 and September 27, 2008, respectively. Such amounts which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan are payable on demand with interest (3.25% at October 3, 2009 and 5.0% at September 27, 2008).

18.	RELATED PARTY TRANSACTIONS

During the quarter ended October 3, 2009, the Company made advances against salary to its Chief Executive Officer (the “CEO”) totaling approximately $298,000 (of which approximately $252,000 remained outstanding at October 3, 2009 and is included in Employee Receivables). In addition, the Company also loaned $160,000 to the CEO’s former wife (which is included in Related Party Receivables at October 3, 2009). The CEO believed the advances and loan were permissible after he consulted with the Company’s General Counsel. In the latter part of November 2009, the Company reviewed these matters with its auditors and informed members of its Compensation and Audit Committees and outside counsel and concluded that the advances and loan may be deemed extensions of credit and violative of the Sarbanes-Oxley Act. The CEO immediately repaid the remaining balance on the advances with interest at 6%. The loan to his former wife was repaid in October before the review had begun.

Receivables due from officers (other than from the CEO), excluding stock option receivables, totaled $37,000 at October 3, 2009 and September 27, 2008. Other employee loans totaled approximately $295,000 and $244,000 at October 3, 2009 and September 27, 2008, respectively. Such loans bear interest at the minimum statutory rate (0.83% at October 3, 2009 and 2.36% at September 27, 2008).

19.	SUBSEQUENT EVENTS

On December 1, 2009, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 4, 2010 to shareholders of record at the close of business on December 15, 2009.

******

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

	By:	/s/Michael Weinstein

Michael Weinstein

Chairman of the Board and Chief Executive Officer

Date: January 4, 2010

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Weinstein	Chairman of the Board	January 4, 2010

(Michael Weinstein)	and Chief Executive Officer

/s/Vincent Pascal	Senior Vice President	January 4, 2010

(Vincent Pascal)	and Director

/s/Robert Towers	President, Treasurer, Chief	January 4, 2010

(Robert Towers)	Operating Officer and Director

/s/Robert Stewart	Chief Financial Officer	January 4, 2010

(Robert Stewart)

/s/Marcia Allen	Director	January 4, 2010

(Marcia Allen)

/s/Steven Shulman	Director	January 4, 2010

(Steven Shulman)

/s/Paul Gordon	Senior Vice President	January 4, 2010

(Paul Gordon)	and Director

/s/Bruce R. Lewin	Director	January 4, 2010

(Bruce R. Lewin)

/s/Arthur Stainman	Director	January 4, 2010

(Arthur Stainman)

/s/ Stephen Novick	Director	January 4, 2010

(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

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