Form 10-Q
period 2010-01-02
ARK RESTAURANTS CORP
filed 2010-02-16
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2010

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
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller
reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at February 12, 2010

(Common stock, $.01 par value)	3,489,845

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

          We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended October 3, 2009 as updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	January 2, 2010	October 3, 2009

	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$158	$5,452
Short-term investments in available-for-sale securities	5,127	8,139
Accounts receivable	2,634	2,031
Related party receivables, net	790	504
Employee receivables	314	584
Current portion of long-term receivables	131	129
Inventories	1,702	1,547
Prepaid income taxes	509	—
Prepaid expenses and other current assets	487	428

Total current assets	11,852	18,814
LONG-TERM RECEIVABLES, LESS CURRENT PORTION	58	102
FIXED ASSETS - Net	25,226	25,078
INTANGIBLE ASSETS - Net	764	766
GOODWILL	4,813	4,813
DEFERRED INCOME TAXES	5,216	5,216
OTHER ASSETS	519	547

TOTAL	$48,448	$55,336

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$1,674	$2,541
Accrued expenses and other current liabilities	5,723	6,036
Accrued income taxes	—	655
Dividend payable	—	3,490
Current portion of note payable	212	209

Total current liabilities	7,609	12,931
OPERATING LEASE DEFERRED CREDIT	3,854	3,917
NOTE PAYABLE, LESS CURRENT PORTION	247	302
OTHER LIABILITIES	72	84

TOTAL LIABILITIES	11,782	17,234

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,667 shares; outstanding, 3,490 shares at January 2, 2010 and October 3, 2009	57	57
Additional paid-in capital	22,657	22,501
Accumulated other comprehensive income (loss)	11	(29)
Retained earnings	21,845	23,440

	44,570	45,969
Less stock option receivable	(29)	(76)
Less treasury stock, at cost, of 2,177 shares at January 2, 2010 and October 3, 2009	(10,095)	(10,095)

Total Ark Restaurants Corp. shareholders’ equity	34,446	35,798
NON-CONTROLLING INTERESTS	2,220	2,304

TOTAL EQUITY	36,666	38,102

TOTAL	$48,448	$55,336

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended

	January 2, 2010	December 27, 2008

		(Note 1)
REVENUES:
Food and beverage sales	$25,075	$26,219
Other income	501	573

Total revenues	25,576	26,792

COSTS AND EXPENSES:
Food and beverage cost of sales	6,522	6,711
Payroll expenses	8,981	8,846
Occupancy expenses	4,218	4,128
Other operating costs and expenses	3,585	3,676
General and administrative expenses	2,445	2,140
Depreciation and amortization	897	906

Total costs and expenses	26,648	26,407

OPERATING INCOME (LOSS)	(1,072)	385

OTHER (INCOME) EXPENSE:
Interest expense	9	12
Interest income	(57)	(204)
Other (income) expense, net	6	(358)

Total other income, net	(42)	(550)

Income (loss) before provision (benefit) for income taxes	(1,030)	935
Provision (benefit) for income taxes	(223)	324

NET INCOME (LOSS)	(807)	611
Net loss attributable to non-controlling interests	84	236

NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(723)	$847

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE
Basic	$(0.21)	$0.24

Diluted	$(0.21)	$0.24

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,490	3,505

Diluted	3,490	3,505

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	13 Weeks Ended

	January 2, 2010	December 27, 2008

		(Note 1)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(807)	$611
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	156	78
Depreciation and amortization	897	906
Equity in loss of affiliate	28	7
Operating lease deferred credit	(63)	(49)
Changes in operating assets and liabilities:
Accounts receivable	(603)	136
Related party receivables	(286)	(198)
Inventories	(155)	4
Prepaid expenses and other current assets	(59)	(245)
Prepaid and accrued income taxes	(1,164)	(309)
Other assets	—	(3)
Accounts payable - trade	(867)	(1,342)
Accrued expenses and other liabilities	(325)	(607)

Net cash used in operating activities	(3,248)	(1,011)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,043)	(685)
Loans and advances made to employees	(17)	(88)
Payments received on employee receivables	287	28
Purchases of investment securities	(1,436)	(3,488)
Proceeds from sales of investment securities	4,488	5,244
Payments received on long-term receivables	42	30

Net cash provided by investing activities	2,321	1,041

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(52)	(47)
Dividends paid	(4,362)	(1,556)
Purchase of treasury stock	—	(500)
Payments received on stock option receivable	47	48

Net cash used in financing activities	(4,367)	(2,055)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,294)	(2,025)
CASH AND CASH EQUIVALENTS, Beginning of period	5,452	2,978

CASH AND CASH EQUIVALENTS, End of period	$158	$953

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9	$12

Income taxes	$941	$628

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 2, 2010
(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          The consolidated condensed balance sheet as of October 3, 2009, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated and condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended October 3, 2009. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

          PRINCIPLES OF CONSOLIDATION – The consolidated condensed interim financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling interest. Also included in the consolidated condensed interim financial statements are certain variable interest entities, as discussed below. All significant intercompany balances and transactions have been eliminated in consolidation.

          SUBSEQUENT EVENTS – The Company has considered subsequent events for recognition or disclosure through February 16, 2010 the date of this filing, in preparing the consolidated condensed financial statements and notes thereto.

          RECLASSIFICATIONS — Certain reclassifications of prior period balances have been made to conform to the current period presentation.

          SEASONALITY — The Company has substantial fixed costs that do not decline proportionally with sales. The first and second fiscal quarters, which include the winter months, usually reflect lower customer traffic than in the third and fourth fiscal quarters. In addition, sales in the third and fourth fiscal quarters can be adversely affected by inclement weather due to the significant amount of outdoor seating at the Company’s restaurants.

          CASH AND CASH EQUIVALENTS — Cash and cash equivalents, which primarily consist of money market funds, are stated at cost, which approximates fair value. For financial statement presentation purposes, the Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents. Outstanding checks in excess of account balances, typically vendor payments, payroll and other contractual obligations disbursed on or near the last day of a reporting period are reported as a current liability in the accompanying consolidated condensed balance sheets.

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

          FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying amount of cash and cash equivalents, investments, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

          FASB ACCOUNTING STANDARDS CODIFICATION — The issuance by the Financial Accounting Standards Board (the “FASB”) of the Accounting Standards Codification (the “Codification”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that Generally Accepted Accounting Principles (“GAAP”) is referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations and interpretive guidance issued by the SEC or its staff. The change affects the way the Company refers to GAAP in financial statements and in its accounting policies. All existing standards that were used to create the Codification became superseded. Instead, references to standards consist solely of the number used in the Codification’s structural organization.

          NEW ACCOUNTING STANDARDS ADOPTED IN FISCAL 2010 — In December 2007, the FASB issued ASC Topic 805: Business Combinations (“ASC 805”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. ASC 805 also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805 became effective for our fiscal year beginning October 4, 2009 and has not had any impact as the Company has not completed any acquisitions since its effectiveness.

In December 2007, the FASB issued ASC Topic 810: Consolidation (“ASC 810”), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 defines a non-controlling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 810 requires, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income (loss) based on such fair value. ASC 810 is effective for fiscal years beginning after December 15, 2008 and, accordingly, was adopted as of October 4, 2009. As a result of the adoption, the Company has reported non-controlling interests as a component of equity in the consolidated condensed balance sheets and the net losses attributable to non-controlling interests have been separately identified in the consolidated condensed statements of operations. The prior periods presented have also been retrospectively restated to conform to the current classification requirements. Other than the change in presentation of non-controlling interests, the adoption of ASC 810 had no impact on the consolidated condensed financial statements.

          In April 2008, the FASB issued a staff position (“FSP”) that amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under ASC 350. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this FSP, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP is effective for fiscal years beginning after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009. The adoption of this guidance did not have a material impact the Company’s consolidated financial statements and required disclosures.

          NEW ACCOUNTING STANDARDS NOT YET ADOPTED —

          In June 2009, the FASB issued a new accounting pronouncement, which is included in ASC Topic 810: Consolidation, which amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning October 3, 2010. The Company is currently evaluating the impact that the adoption of this guidance may have on its consolidated financial statements and required disclosures.

          In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements.” This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements codified within ASC Topic 820: Fair Value Measurements and Disclosures (“ÁSC 820”). The majority of the provisions of this update, including those applicable to the Company, are effective for interim and annual reporting periods beginning after December 15, 2009. Early application of the provisions of this update is permitted. The Company will adopt the applicable provisions of this update in the second quarter of fiscal 2010 and is currently evaluating the impact the adoption of these provisions of this update will have on its consolidated financial statement disclosures.

2. RECENT RESTAURANT EXPANSION

          In June 2008, the Company entered into an agreement to design and lease a restaurant, Robert, at The Museum of Arts & Design at Columbus Circle in New York City. The initial term of the lease for this facility will expire on December 31, 2024 and has two five-year renewals. This restaurant opened during the first quarter of fiscal 2010 and as a result the consolidated condensed statement of operations for the 13 weeks ended January 2, 2010 includes $439,000 of pre-opening and early operating losses related to this facility.

3. INVESTMENT SECURITIES

          Effective September 28, 2008, the Company adopted the provisions of ASC 820 for assets and liabilities measured at fair value on a recurring basis. ASC 820 accomplishes the following key objectives:

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

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

          The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued at January 2, 2010 using Level 1 inputs and the market approach defined by ASC 820:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Available for sale short-term:

Government debt securities	$5,116	$11	$—	$5,127

4. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

          Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $29,000 and $76,000 at January 2, 2010 and October 3, 2009, respectively. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (3.25 % at January 2, 2010).

5. COMMITMENTS AND CONTINGENCIES

          In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker’s compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. Included in Accrued Expenses and Other Current Liabilities is approximately $500,000 related to the potential settlement of various claims against the Company.

6. COMMON STOCK REPURCHASE PLAN

          On March 25, 2008, the Board of Directors authorized a stock repurchase program under which up to 500,000 shares of the Company’s common stock may be acquired in the open market over the two years following such authorization at the Company’s discretion.

          The Company did not purchase any shares pursuant to our stock repurchase program during the quarter ended January 2, 2010.

7. STOCK OPTIONS

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

          The 2004 Stock Option Plan, which was approved by shareholders, is the Company’s only equity compensation plan currently in effect. Under the 2004 Stock Option Plan, 450,000 options were authorized for future grant. Options granted under the 2004 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant. During fiscal 2005, options to purchase 194,000 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. During fiscal 2007, options to purchase 105,000 shares of common stock were granted and are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the grant date. During fiscal 2009, options to purchase 176,600 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. No options were granted during the 13 weeks ended January 2, 2010.

          The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate.

          A summary of stock option activity is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding as October 3, 2009	422,100	$30.59	$9.22	7.01
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—

Outstanding at January 2, 2010	422,100	$22.86	$6.87	7.27	$—

Exercisable at January 2, 2010	245,500	$30.64	$9.27	5.78	$—

          Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. As of January 2, 2010, there was approximately $569,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately two years.

          Compensation cost for stock options is included in general and administrative expenses in the Company’s consolidated condensed statements of operations. Compensation cost for stock options was approximately $156,000 and $78,000 for the 13-week periods ended January 2, 2010 and December 27, 2008, respectively.

8. INCOME TAXES

          The income tax provisions on continuing operations for the 13-week periods ended January 2, 2010 and December 27, 2008 reflect effective tax rates of 21.7% and 34.7%, respectively. The Company expects its effective tax rate for its current fiscal year to be approximately 20.0% to 24.0%, which is significantly lower than the statutory rate as a result of the utilization of tax credits on lower projected taxable income levels. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

9. INCOME (LOSS) PER SHARE OF COMMON STOCK

          Net income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted earnings per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

          For the 13-week period ended January 2, 2010, options to purchase 176,600, 145,500 and 100,000 shares of common stock at exercise prices of $12.04, $29.60 and $32.15 per share, respectively, were not included in diluted loss per share as their impact was antidilutive.

          For the 13-week period ended December 27, 2008, options to purchase 152,500 and 100,000 shares of common stock at exercise prices of $29.60 and $32.15 per share, respectively were not included in diluted earnings per share as their impact was antidilutive.

10. DIVIDENDS

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

11. RELATED PARTY TRANSACTIONS

          Receivables due from officers and employees, excluding stock option receivables, totaled $314,000 at January 2, 2010 and $584,000 at October 3, 2009. Such loans bear interest at the minimum statutory rate (0.57% at January 2, 2010).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company had a loss from operations of ($1,072,000) in the first fiscal quarter of 2010 compared to operating income of $385,000 in the first fiscal quarter of 2009. This decrease resulted primarily from the following: (i) pre-opening and early operating losses in the amount of $439,000 related to our new restaurant, Robert, in New York City; (ii) a decrease in revenue from catered events of approximately $500,000; (iii) increased professional fees of $100,000; (iv) additional share-based compensation of $78,000; and (v) an overall decline in revenues related to the current economic conditions.

          The Company has substantial fixed costs that do not decline proportionally with sales. The first and second fiscal quarters, which include the winter months, usually reflect lower customer traffic than in the third and fourth fiscal quarters. In addition, sales in the third and fourth fiscal quarters can be adversely affected by inclement weather due to the significant amount of outdoor seating at the Company’s restaurants.

          Certain reclassifications of prior period balances have been made to conform to the current period presentation.

Revenues

          During the Company’s first fiscal quarter of 2010, total revenues of $25,576,000 decreased 4.5% compared to total revenues of $26,792,000 in the first fiscal quarter of 2009.

          Food and Beverage Sales

          On a Company-wide basis, same store sales decreased 4.4% during the first fiscal quarter of 2010 compared to the same period last year. Same store sales in Las Vegas decreased by $227,000 or 1.9% in the first fiscal quarter of 2010 compared to the first fiscal quarter of 2009. Same store sales in Las Vegas were negatively affected by the unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business, all related to the current economic conditions. Same store sales in New York decreased $164,000 or 2.5% during the first quarter. Same store sales in New York were negatively affected during the quarter by a decrease in corporate parties and the current economic conditions. Same store sales in Washington D.C. decreased by $614,000 or 16.7% during the first quarter. Same store sales in Washington D.C. were negatively affected during the quarter by a decrease in corporate parties and the current economic conditions. Same store sales in Atlantic City decreased by $41,000, or 6.1%, in the first quarter. Same store sales in Atlantic City were negatively affected by the unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business related to the current economic conditions as well as the introduction of slot machine parlors in nearby Pennsylvania. Same store sales in Boston decreased $60,000 or 5.9% during the first quarter. Same store sales in Boston were negatively affected by current economic conditions.

          Other Income

          Other income for the first fiscal quarter of 2010 was $501,000 compared to $573,000 in the first fiscal quarter of 2009; a decrease of 12.6% due primarily to a decrease in management fees from the Company’s managed restaurants.

Costs and Expenses

          Food and beverage costs for the first quarter of 2010 as a percentage of total revenues were 25.5% and have remained relatively consistent as compared to 25.0% in the first quarter of 2009.

          Payroll expenses as a percentage of total revenues were 35.1% for the first quarter of 2010 as compared to 33.0% in the first quarter of 2009. The increase in payroll expenses as a percentage of revenue was primarily due to a decrease in sales. Occupancy expenses as a percentage of total revenues were 16.5% during the first fiscal quarter of 2010 compared to 15.4% in the first quarter of 2009 due to their fixed nature. Other operating costs and expenses remained relatively stable as a percentage of total revenues and were 14.0% during the first fiscal quarter of 2010 compared to 13.7% in the first quarter of 2009. General and administrative expenses as a percentage of total revenues were 9.6% during the first fiscal quarter of 2010 compared to 8.0% in the first quarter of 2010. The increase in general and administrative expenses as a percentage of revenue was primarily due to increased professional fees of $100,000, additional share-based compensation of $78,000 and a decrease in sales.

Income Taxes

          The income tax provisions for the 13-week periods ended January 2, 2010 and December 27, 2008 reflect effective tax rates of 21.7% and 34.7%, respectively. The Company expects its effective tax rate for its current fiscal year to be approximately 20.0% to 24.0%, which is significantly lower than the statutory rate as a result of the utilization of tax credits on lower projected taxable income levels. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

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

Liquidity and Capital Resources

          Our primary source of capital has been cash provided by operations. We have, from time to time, also utilized equipment financing in connection with the construction of a restaurant and seller financing in connection with the acquisition of a restaurant. We utilize cash from operations primarily to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants we own.

          Net cash provided by investing activities in the first quarter of fiscal 2010 was $2,321,000 and resulted from net proceeds from the sales of investment securities partially offset by purchases of fixed assets at existing restaurants and the construction of Robert in New York City.

          Net cash provided by investing activities in the first quarter of fiscal 2009 was $1,041,000 and resulted from net proceeds from the sales of investment securities partially offset by purchases of fixed assets at existing restaurants and the construction of Yolos, a Mexican restaurant located at the Planet Hollywood Resort and Casino located in Las Vegas, Nevada.

          Net cash used in financing activities in fiscal 2010 of $4,367,000 and $2,055,000 in fiscal 2009 was principally used for the payment of dividends and purchases of treasury stock.

          The Company had a working capital surplus of $4,243,000 at January 2, 2010 as compared to a working capital surplus of $5,883,000 at October 3, 2009.

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

Recent Restaurant Expansion

          In June 2008, the Company entered into an agreement to design and lease a restaurant, Robert, at The Museum of Arts & Design at Columbus Circle in New York City. The initial term of the lease for this facility will expire on December 31, 2024 and has two five-year renewals. This restaurant opened during the first quarter of fiscal 2010 and as a result the consolidated condensed statement of operations for the 13 weeks ended January 2, 2010 includes $439,000 of pre-opening and early operating losses related to this facility.

Critical Accounting Policies

          The preparation of financial statements requires the application of certain accounting policies, which may require the Company to make estimates and assumptions of future events. In the process of preparing its consolidated condensed financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying the Company’s consolidated condensed financial statements include allowances for potential bad debts on accounts and notes receivable, leases, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and actual results could differ from those estimates. Although management does not believe that any change in those assumptions in the near term would have a material effect on the Company’s consolidated financial position or the results of operation, differences in actual results could be material to the consolidated condensed financial statements.

          The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended October 3, 2009. There have been no significant changes to such policies during fiscal 2010, other than the implementation of ASC Topic 810: Consolidation (“ASC 810”), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.

Recently Adopted and Issued Accounting Standards

          See Note 1 to the Consolidated Condensed Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2010 and the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          The Company purchases commodities such as chicken, beef, lobster and shrimp for the Company’s restaurants. The prices of these commodities may be volatile depending upon market conditions. The Company does not purchase forward commodity contracts because the changes in prices for these items have historically been short-term in nature and, in the Company’s view, the cost of the contracts is in excess of the benefits.

          The Company’s business is also highly seasonal and dependent on the weather. Outdoor seating capacity, such as terraces and sidewalk cafes, are available for dining only in the warm seasons and then only in clement weather.

Item 4T.	Controls and Procedures

          Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of January 2, 2010 to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal year 2010 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting, other than the following:

During the quarter ended October 3, 2009, the Company made advances against salary to its Chief Executive Officer (the “CEO”) totaling approximately $298,000 (of which approximately $252,000 remained outstanding at October 3, 2009 and is included in Employee Receivables at that date). In addition, the Company also loaned $160,000 to the CEO’s former wife (which is included in Related Party Receivables at October 3, 2009). The CEO believed the advances and loan were permissible after he consulted with the Company’s General Counsel. In the latter part of November 2009, the Company reviewed these matters with its auditors and informed members of its Compensation and Audit Committees and outside counsel and concluded that the advances and loan may be deemed extensions of credit and violative of the Sarbanes-Oxley Act. The CEO immediately repaid the remaining balance on the advances with interest at 6%. The loan to his former wife was repaid in October before the review had begun.

          In connection with the above, the following remediation activities were performed in the first fiscal quarter of 2010:

•	The Audit Committee reviewed the Company’s policies and procedures regarding payments to or for senior management.

•	The Audit Committee reviewed the Company’s overall internal control procedures and, as a result, the Company strengthened approval and monitoring controls over payments to officers.

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

          The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2009 (the “2009 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2009 Form 10-K. The risks described in the 2009 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the 13 weeks ended January 2, 2010. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate. However, there is no guarantee as to the exact number of additional shares that may be repurchased, and we may terminate or limit the stock repurchase program at any time prior to its expiration. We will cancel the repurchased shares.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 October 4, 2009 through November 3, 2009	0	Not Applicable	0	393,043
Month #2 November 4, 2009 through December 2, 2009	0	Not Applicable	0	393,043
Month #3 December 3, 2009 through January 2, 2010	0	Not Applicable	0	393,043
Total	0	Not Applicable	0	393,043

          (1) On March 25, 2008, our Board of Directors authorized a stock repurchase program under which up to 500,000 shares of our common stock may be acquired in the open market over the two years following such authorization at our discretion. In periods prior to the third fiscal quarter of 2010 we purchased an aggregate 106,957 shares of our common stock.

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

Date:	February 16, 2010

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein

Michael Weinstein
Chairman & Chief Executive Officer

By:	/s/ Robert J. Stewart

Robert J. Stewart
Chief Financial Officer