Form 10-Q
period 2010-04-03
ARK RESTAURANTS CORP
filed 2010-05-18
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at May 18, 2010

(Common stock, $.01 par value)	3,489,845

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

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	April 3, 2010	October 3, 2009

	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,562	$5,452
Short-term investments in available-for-sale securities	1,983	8,139
Accounts receivable	2,140	2,031
Related party receivables, net	1,339	504
Employee receivables	274	584
Current portion of long-term receivables	133	129
Inventories	1,673	1,547
Prepaid income taxes	1,424	—
Prepaid expenses and other current assets	587	428

Total current assets	12,115	18,814
LONG-TERM RECEIVABLES, LESS CURRENT PORTION	35	102
FIXED ASSETS - Net	24,439	25,078
INTANGIBLE ASSETS - Net	762	766
GOODWILL	4,813	4,813
DEFERRED INCOME TAXES	5,216	5,216
OTHER ASSETS	476	547

TOTAL	$47,856	$55,336

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,195	$2,541
Accrued expenses and other current liabilities	6,436	6,036
Accrued income taxes	—	655
Dividend payable	—	3,490
Current portion of note payable	216	209

Total current liabilities	8,847	12,931
OPERATING LEASE DEFERRED CREDIT	3,801	3,917
NOTE PAYABLE, LESS CURRENT PORTION	192	302
OTHER LIABILITIES	54	84

TOTAL LIABILITIES	12,894	17,234

COMMITMENTS AND CONTINGENCIES EQUITY:

Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,667 shares; outstanding, 3,490 shares at April 3, 2010 and October 3, 2009	57	57
Additional paid-in capital	22,813	22,501
Accumulated other comprehensive income (loss)	5	(29)
Retained earnings	20,300	23,440

	43,175	45,969
Less stock option receivable	(29)	(76)
Less treasury stock, at cost, of 2,177 shares at April 3, 2010 and October 3, 2009	(10,095)	(10,095)

Total Ark Restaurants Corp. shareholders’ equity	33,051	35,798
NON-CONTROLLING INTERESTS	1,911	2,304

TOTAL EQUITY	34,962	38,102

TOTAL	$47,856	$55,336

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended

	April 3, 2010	March 28, 2009	April 3, 2010	March 28, 2009

		(Note 1)		(Note 1)
REVENUES:
Food and beverage sales	$23,887	$23,158	$48,962	$49,377
Other income	1,226	598	1,727	1,172

Total revenues	25,113	23,756	50,689	50,549

COSTS AND EXPENSES:
Food and beverage cost of sales	6,480	6,087	13,002	12,798
Payroll expenses	8,795	8,196	17,777	17,042
Occupancy expenses	3,851	4,104	8,069	8,232
Other operating costs and expenses	3,710	3,468	7,295	7,144
General and administrative expenses	2,626	2,499	5,071	4,639
Depreciation and amortization	1,023	863	1,920	1,770

Total costs and expenses	26,485	25,217	53,134	51,625

OPERATING LOSS	(1,372)	(1,461)	(2,445)	(1,076)

OTHER (INCOME) EXPENSE:
Interest expense	8	11	16	23
Interest income	(15)	(23)	(72)	(227)
Other (income) expense, net	(11)	(28)	(5)	(387)

Total other income, net	(18)	(40)	(61)	(591)

Loss before benefit for income taxes	(1,354)	(1,421)	(2,384)	(485)
Benefit for income taxes	(373)	(584)	(596)	(260)

NET LOSS	(981)	(837)	(1,788)	(225)
Net loss attributable to non-controlling interests	310	125	393	361

NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(671)	$(712)	$(1,395)	$136

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE
Basic	$(0.19)	$(0.20)	$(0.40)	$0.04

Diluted	$(0.19)	$(0.20)	$(0.40)	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	3,490	3,490	3,490	3,497

Diluted	3,510	3,490	3,515	3,497

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY (Unaudited) FOR THE 26 WEEKS ENDED MARCH 28, 2009 AND APRIL 3, 2010
(In Thousands)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital			Stock Option Receivable
					Retained Earnings		Treasury Stock	Non-controlling Interest	Total Equity
	Shares	Amount

BALANCE - September 27, 2008	5,667	$57	$22,068	$(30)	$25,427	$(124)	$(9,595)	$2,681	$40,484

Stock-based compensation	—	—	156	—	—	—	—	—	156
Payment of dividends - $0.44 per share	—	—	—	—	(1,556)	—	—	—	(1,556)
Unrealized loss on available-for-sale securities	—	—	—	(4)	—	—	—	—	(4)
Repayments on stock option receivable	—	—	—	—	—	48	—	—	48
Purchases of treasury stock	—	—	—	—	—	—	(500)	—	(500)
Net losses attributable to non-controlling interests	—	—	—	—	—	—	—	(361)	(361)
Net income attributable to Ark Restaurants Corp.	—	—	—	—	136	—	—	—	136

BALANCE - March 28, 2009	5,667	$57	$22,224	$(34)	$24,007	$(76)	$(10,095)	$2,320	$38,403

BALANCE - October 3, 2009	5,667	$57	$22,501	$(29)	$23,440	$(76)	$(10,095)	$2,304	$38,102
Stock-based compensation	—	—	312	—	—	—	—	—	312
Payment of dividends - $0.50 per share	—	—	—	—	(1,745)	—	—	—	(1,745)
Unrealized gain on available-for-sale securities	—	—	—	34	—	—	—	—	34
Repayments on stock option receivable	—	—	—	—	—	47	—	—	47
Net losses attributable to non-controlling interests	—	—	—	—	—	—	—	(393)	(393)
Net loss attributable to Ark Restaurants Corp.	—	—	—	—	(1,395)	—	—	—	(1,395)

BALANCE - April 3, 2010	5,667	$57	$22,813	$5	$20,300	$(29)	$(10,095)	$1,911	$34,962

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	26 Weeks Ended

	April 3, 2010	March 28, 2009

		(Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,788)	$(225)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	312	156
Depreciation and amortization	1,920	1,770
Equity in loss of affiliate	72	23
Operating lease deferred credit	(116)	(43)
Changes in operating assets and liabilities:
Accounts receivable	(109)	169
Related party receivables	(835)	297
Inventories	(126)	(23)
Prepaid expenses and other current assets	(159)	(68)
Prepaid and accrued income taxes	(2,079)	(2,321)
Other assets	(1)	(4)
Accounts payable - trade	(346)	(779)
Accrued expenses and other liabilities	370	(614)

Net cash used in operating activities	(2,885)	(1,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,277)	(1,075)
Loans and advances made to employees	(37)	(46)
Payments received on employee receivables	347	—
Purchases of investment securities	(3,737)	(3,704)
Proceeds from sales of investment securities	9,927	7,343
Payments received on long-term receivables	63	60

Net cash provided by investing activities	5,286	2,578

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(103)	(96)
Dividends paid	(5,235)	(1,556)
Purchase of treasury stock	—	(500)
Payments received on stock option receivable	47	48

Net cash used in financing activities	(5,291)	(2,104)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,890)	(1,188)
CASH AND CASH EQUIVALENTS, Beginning of period	5,452	2,978

CASH AND CASH EQUIVALENTS, End of period	$2,562	$1,790

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$18	$23

Income taxes	$1,487	$1,416

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
April 3, 2010
(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          The consolidated condensed balance sheet as of October 3, 2009, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated and condensed financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended October 3, 2009. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

          PRINCIPLES OF CONSOLIDATION — The consolidated condensed interim financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling interest. Also included in the consolidated condensed interim financial statements are certain variable interest entities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

          NEW ACCOUNTING STANDARDS ADOPTED IN FISCAL 2010 — In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This guidance also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. This guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009 and has not had any impact as the Company has not completed any acquisitions since its effectiveness.

          In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a non-controlling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. It also requires, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income (loss) based on such fair value. This guidance is effective for fiscal years beginning after December 15, 2008 and, accordingly, was adopted as of October 4, 2009. As a result of the adoption, the Company has reported non-controlling interests as a component of equity in the consolidated condensed balance sheets and the net losses attributable to non-controlling interests have been separately identified in the consolidated condensed statements of operations. The prior periods presented have also been retrospectively restated to conform to the current classification requirements. Other than the change in presentation of non-controlling interests, the adoption of this guidance had no impact on the consolidated condensed financial statements.

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

          In June 2008, the Company entered into an agreement to design and lease a restaurant, Robert, at The Museum of Arts & Design at Columbus Circle in New York City. The initial term of the lease for this facility will expire on December 31, 2024 and has two five-year renewals. This restaurant opened during the first quarter of fiscal 2010 and as a result the consolidated condensed statement of operations for the 26 weeks ended April 3, 2010 includes $439,000 of pre-opening and early operating losses related to this facility. These losses were incurred during the Company’s first quarter of fiscal 2010 which ended January 2, 2010.

3.	INVESTMENT SECURITIES

          The fair values of the Company’s investment securities are determined in accordance with GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company utilizes the three-tier value hierarchy, as prescribed by GAAP, which prioritizes the inputs used in measuring fair value as follows:

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

          The following available-for-sale securities (which all mature within one year) are re-measured to fair value on recurring basis and are valued using Level 1 inputs:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

At April 3, 2010

Available for sale short-term:

Government debt securities	$1,978,000	$5,000	$—	$1,983,000

At October 3, 2009

Available for sale short-term:

Government debt securities	$8,168,000	$—	$(29,000)	$8,139,000

          Proceeds from the sale and redemption of investment securities amounted to $9,927,000 and $7,343,000 for the 26-week periods ended April 3, 2010 and March 28, 2009, respectively. Proceeds from the sale and redemption of investment securities amounted to $5,439,000 and $2,099,000 for the 13-week periods ended April 3, 2010 and March 28, 2009, respectively. Included in Other income (expense), net are realized losses in the amounts of $53,000 and $52,000 for the 26-week periods ended April 3, 2010 and March 28, 2009, respectively, related to these sales and redemptions. No realized gains or losses were included in Other income (expense), net for the 13-week period ended April 3, 2010 related to these sales and redemptions. Included in Other income (expense), net are realized losses in the amount of $17,000 for the 13-week period ended March 28, 2009 related to these sales and redemptions.

4.     RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

          Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $29,000 and $76,000 at April 3, 2010 and October 3, 2009, respectively. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (3.25 % at April 3, 2010).

5.     RELATED PARTY TRANSACTIONS

          Receivables due from officers and employees, excluding stock option receivables, totaled $274,000 at April 3, 2010 and $584,000 at October 3, 2009. Such loans bear interest at the minimum statutory rate (0.64% at April 3, 2010).

6.     COMMITMENTS AND CONTINGENCIES

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

          In February 2010, the Company entered into an amendment to its lease for the food court space at the New York New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things, commit no less than $3,000,000 to remodel the food court by March 2012. In exchange for this commitment the landlord agreed to extend the food court lease for an additional four years.

7.     COMMON STOCK REPURCHASE PLAN

          On March 25, 2008, the Board of Directors authorized a stock repurchase program under which up to 500,000 shares of the Company’s common stock may be acquired in the open market over the two years following such authorization at the Company’s discretion.

          The Company did not purchase any shares pursuant to our stock repurchase program during the quarter ended April 3, 2010. Such plan has not been renewed.

8.     STOCK OPTIONS

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

          The 2004 Stock Option Plan, which was approved by shareholders, is the Company’s only equity compensation plan currently in effect. Under the 2004 Stock Option Plan, 450,000 options were authorized for future grant. Options granted under the 2004 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant. During fiscal 2005, options to purchase 194,000 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. During fiscal 2007, options to purchase 105,000 shares of common stock were granted and are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the grant date. During fiscal 2009, options to purchase 176,600 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. No options were granted during the 26-week periods ended April 3, 2010 and March 28, 2009.

          The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate.

          A summary of stock option activity is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding as October 3, 2009	422,100	$22.86	$6.87	7.52
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—

Outstanding at April 3, 2010	422,100	$22.86	$6.87	7.03	$—

Exercisable at April 3, 2010	245,500	$30.64	$9.27	5.53	$—

          Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. As of April 3, 2010, there was approximately $413,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately two years.

          Compensation cost for stock options is included in general and administrative expenses in the Company’s consolidated condensed statements of operations. Compensation cost for stock options was approximately $312,000 and $156,000 for the 26-week periods ended April 3, 2010 and March 28, 2009, respectively. Compensation cost for stock options was approximately $156,000 and $78,000 for the 13-week periods ended April 3, 2010 and March 28, 2009, respectively.

9.     INCOME TAXES

          The income tax provisions operations for the 26-week periods ended April 3, 2010 and March 28, 2009 reflect effective tax rates of 25.0% and 53.6% (including the tax benefit disclosed below), respectively. The Company expects its effective tax rate for its current fiscal year to be approximately 23.0% to 27.0%, which is significantly lower than the statutory rate as a result of the utilization of tax credits on lower projected taxable income levels. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

          During the thirteen weeks ended March 28, 2009, the Company recognized a tax benefit of $97,000 principally as a result of reducing its long term income tax liability for unrecognized tax benefits due to the resolution of a tax audit.

10.     INCOME (LOSS) PER SHARE OF COMMON STOCK

          Net income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted earnings per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

          For the 13 and 26-week periods ended April 3, 2010, options to purchase 176,600, 145,500 and 100,000 shares of common stock at exercise prices of $12.04, $29.60 and $32.15 per share, respectively, were not included in diluted loss per share as their impact was antidilutive.

          For the 13 and 26-week periods ended March 28, 2009, options to purchase 152,500 and 100,000 shares of common stock at exercise prices of $29.60 and $32.15 per share, respectively were not included in diluted earnings per share as their impact was antidilutive.

11.     DIVIDENDS

          On December 1, 2009 and March 1, 2010, our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company had a loss from operations of ($1,372,000) in the second fiscal quarter of 2010 compared to an operating loss of ($1,461,000) in the second fiscal quarter of 2009. This improvement resulted primarily from an increase in management fees of $567,000 combined with improved performance at our non-gaming properties, partially offset by a decrease in performance at our gaming properties.

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

Revenues

          During the Company’s second fiscal quarter of 2010, total revenues of $25,113,000 increased 5.7% compared to total revenues of $23,756,000 in second fiscal quarter of 2009. The increase in revenues was primarily attributable to sales from our new restaurant, Robert, in New York City and higher management fees.

          Food and Beverage Sales

          On a Company-wide basis, same store sales decreased 2.4% during the second fiscal quarter of 2010 as compared to the same period last year. Same store sales in Las Vegas, which decreased $708,000 or 5.4% in the second fiscal quarter of 2010 as compared to the second fiscal quarter of 2009, were negatively affected by the continued unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business. Same store sales in New York, which increased $508,000 or 12.9% during the second fiscal quarter as compared to the second fiscal quarter of 2009, were positively impacted by the unusually mild March which allowed for the early opening of the Company’s outdoor seating facilities. Same store sales in Washington D.C. decreased $359,000 or 11.7% during the second quarter of fiscal 2010 as compared to the same period last year. During the second fiscal quarter of 2009 significant revenue was generated as a result of the inauguration of the President which negatively impacts the quarter to quarter comparison. In addition, Washington D.C. had significant snow storms during the second fiscal quarter of fiscal 2010. Same store sales in Atlantic City decreased $33,000 or 5.6% while same store sales in Connecticut decreased $13,000 or 3.5%. Both locations were negatively affected by the continued unwillingness of the public to engage in gaming activities. Boston same store sales increased $86,000 or 13.4% during the second fiscal quarter of 2010.

          During the Company’s 26-week period ended April 3, 2010, total revenues of $50,689,000 were relatively consistent when compared to total revenues of $50,549,000 in the 26-week period ended March 28, 2009, primarily as a result of: (i) a

$983,000 decrease in revenues at our Washington D.C. properties due to a decrease in catered events and poor weather, and (ii) an $852,000 decrease in revenues at our Las Vegas properties due to the continued unwillingness of the public to engage in gaming activities and a decrease in tourism and conventions, offset by revenues of $1,300,000 from our new restaurant, Robert, in New York City which opened in December 2009 and an increase in management fees of $555,000.

          Other Income

          Other income for the second fiscal quarter of 2010 was $1,226,000 compared to $598,000 in the second fiscal quarter of 2009; an increase of 105% due primarily to an increase in management fees from the Company’s unconsolidated managed restaurants.

Costs and Expenses

          Food and beverage costs for the second quarter of 2010 as a percentage of total revenues were 25.8% and have remained relatively consistent as compared to 25.6% in the second quarter of 2009. These costs for the 26-weeks ended April 3, 2010 as a percentage of total revenues were 25.7% compared to 25.3% in the 26-week period ended March 28, 2009.

          Payroll expenses as a percentage of total revenues were 35.0% for the second quarter of 2010 as compared to 34.5% in the second quarter of 2009. Payroll expenses as a percentage of total revenues were 35.1% for the 26-week period ended April 3, 2010 as compared to 33.7% for the 26-week period ended March 28, 2009. The increase in payroll expenses as a percentage of revenue, for the 13 and 26-week periods ended April 3, 2010, was primarily due to the opening of our new restaurant, Robert, in New York City, salary increases and increased unemployment insurance costs.

          Occupancy expenses as a percentage of total revenues were 15.3% for the second quarter of 2010 as compared to 17.3% in the second quarter of 2009. Occupancy expenses as a percentage of total revenues were 15.9% for the 26-week period ended April 3, 2010 as compared to 16.3% for the 26-week period ended March 28, 2009. These decreases were due primarily to a one-time expense of $220,000 in the second fiscal quarter of 2009 for a real estate tax adjustment related to a restaurant in Washington D.C.

          Other operating costs and expenses remained relatively stable as a percentage of total revenues and were 14.8% for the second quarter of 2010 as compared to 14.6% in the second quarter of 2009 and 14.4% for the 26-week period ended April 3, 2010 as compared to 14.1% for the 26-week period ended March 28, 2009.

          General and administrative expenses as a percentage of total revenues were 10.5% for the second quarter of 2010 as compared to 10.5% in the second quarter of 2009 as additional costs of $78,000 associated with share-based compensation charges were offset by an increase in total revenues. General and administrative expenses as a percentage of total revenues were 10.0% for the 26-week period ended April 3, 2010 as compared to 9.2% for the 26-week period ended March 28, 2009. This increase in general and administrative expenses as a percentage of revenue was primarily due to increased professional fees of $100,000 and additional share-based compensation of $156,000.

Income Taxes

          The income tax provisions for the 26-week periods ended April 3, 2010 and March 28, 2009 reflect effective tax rates of 25.0% and 53.6% (including the tax benefits previously disclosed), respectively. The Company expects its effective tax rate for its current fiscal year to be approximately 23.0% to 27.0%, which is significantly lower than the statutory rate as a result of the utilization of tax credits on lower projected taxable income levels. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

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

          Net cash provided by investing activities for the 26-week period ended April 3, 2010 was $5,286,000 and resulted from net proceeds from the sales of investment securities partially offset by purchases of fixed assets at existing restaurants and the construction of Robert in New York City.

          Net cash provided by investing activities for the 26-week period ended March 28, 2009 was $2,578,000 and resulted from net proceeds from the sales of investment securities partially offset by purchases of fixed assets at existing restaurants and the construction of Yolos, a Mexican restaurant located at the Planet Hollywood Resort and Casino located in Las Vegas, Nevada.

          Net cash used in financing activities for the 26-week periods ended April 3, 2010 and March 28, 2009 of $5,291,000 and $2,104,000, respectively, was principally used for the payment of dividends and purchases of treasury stock.

          The Company had a working capital surplus of $3,268,000 at April 3, 2010 as compared to a working capital surplus of $5,883,000 at October 3, 2009.

          A quarterly cash dividend in the amount of $0.44 per share was declared on October 12, 2007 and January 11, April 11, July 11 and October 10, 2008. On September 16, 2009, our Board of Directors declared a special cash dividend in the amount of $1.00 per share. On December 1, 2009 and March 1, 2010, our Board of Directors declared a quarterly cash dividend in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

          In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things, commit no less than $3,000,000 to remodel the food court by March 2012. In exchange for this commitment the landlord agreed to extend the food court lease for an additional four years.

Recent Restaurant Expansion

          In June 2008, the Company entered into an agreement to design and lease a restaurant, Robert, at The Museum of Arts & Design at Columbus Circle in New York City. The initial term of the lease for this facility will expire on December 31, 2024 and has two five-year renewals. This restaurant opened during the first quarter of fiscal 2010 and as a result the consolidated condensed statement of operations for the 26 weeks ended April 3, 2010 includes $439,000 of pre-opening and early operating losses related to this facility.

Critical Accounting Policies

          The preparation of financial statements requires the application of certain accounting policies, which may require the Company to make estimates and assumptions of future events. In the process of preparing its consolidated condensed financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying the Company’s consolidated condensed financial statements include allowances for potential bad debts on accounts and notes receivable, leases, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and actual results could differ from those estimates. Although management does not believe that any change in those assumptions in the near term would have a material effect on the Company’s consolidated financial position or the results of operations, differences in actual results could be material to the consolidated condensed financial statements.

          The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended October 3, 2009. There have been no significant changes to such policies during fiscal 2010, other than the implementation of new authoritative guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.

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

Item 4T.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of April 3, 2010 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

          There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations of the Effectiveness of Internal Control

          A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the 13 weeks ended April 3, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)

Month #1 January 3, 2010 through February 2, 2010	0	Not Applicable	0	393,043
Month #2 February 3, 2010 through March 5, 2010	0	Not Applicable	0	393,043
Month #3 March 6, 2010 through April 3, 2010	0	Not Applicable	0	393,043
Total	0	Not Applicable	0	393,043

          (1)          On March 25, 2008, our Board of Directors authorized a stock repurchase program under which up to 500,000 shares of our common stock may be acquired in the open market over the two years following such authorization at our discretion. In periods prior to the second fiscal quarter of 2010 we purchased an aggregate 106,957 shares of our common stock. Such program has not been renewed.

Item 3. Defaults upon Senior Securities

          None.

Item 5. Other Information

          None.

Item 6. Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 18, 2010

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein

Michael Weinstein Chairman & Chief Executive Officer

By:	/s/ Robert J. Stewart

Robert J. Stewart Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)