Form 10-Q
period 2010-07-03
ARK RESTAURANTS CORP
filed 2010-08-17
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at August 12, 2010

(Common stock, $.01 par value)	3,489,845

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

          We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended October 3, 2009 as updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	July 3, 2010	October 3, 2009

	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$4,125	$5,452
Short-term investments in available-for-sale securities	5,005	8,139
Accounts receivable	1,999	2,031
Related party receivables, net	1,425	504
Employee receivables	274	584
Current portion of long-term receivables	134	129
Inventories	1,694	1,547
Prepaid income taxes	203	—
Prepaid expenses and other current assets	501	428

Total current assets	15,360	18,814
LONG-TERM RECEIVABLES, LESS CURRENT PORTION	—	102
FIXED ASSETS - Net	23,955	25,078
INTANGIBLE ASSETS - Net	760	766
GOODWILL	4,813	4,813
DEFERRED INCOME TAXES	5,216	5,216
OTHER ASSETS	426	547

TOTAL	$50,530	$55,336

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$2,094	$2,541
Accrued expenses and other current liabilities	7,121	6,036
Accrued income taxes	—	655
Dividend payable	—	3,490
Current portion of note payable	212	209

Total current liabilities	9,427	12,931
OPERATING LEASE DEFERRED CREDIT	3,746	3,917
NOTE PAYABLE, LESS CURRENT PORTION	143	302
OTHER LIABILITIES	36	84

TOTAL LIABILITIES	13,352	17,234

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,667 shares; outstanding, 3,490 shares at July 3, 2010 and October 3, 2009	57	57
Additional paid-in capital	22,959	22,501
Accumulated other comprehensive income (loss)	8	(29)
Retained earnings	22,343	23,440

	45,367	45,969
Less stock option receivable	(29)	(76)
Less treasury stock, at cost, of 2,177 shares at July 3, 2010 and October 3, 2009	(10,095)	(10,095)

Total Ark Restaurants Corp. shareholders’ equity	35,243	35,798
NON-CONTROLLING INTERESTS	1,935	2,304

TOTAL EQUITY	37,178	38,102

TOTAL	$50,530	$55,336

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended

	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009

REVENUES:
Food and beverage sales	$34,559	$30,773	$83,522	$80,151
Other income	603	350	2,330	1,521

Total revenues	35,162	31,123	85,852	81,672

COSTS AND EXPENSES:
Food and beverage cost of sales	8,988	7,945	21,991	20,743
Payroll expenses	10,015	9,577	27,792	26,619
Occupancy expenses	4,263	4,134	12,332	12,367
Other operating costs and expenses	4,396	3,871	11,691	11,014
General and administrative expenses	2,207	2,195	7,278	6,833
Depreciation and amortization	972	917	2,892	2,687

Total costs and expenses	30,841	28,639	83,976	80,263

OPERATING INCOME	4,321	2,484	1,876	1,409

OTHER (INCOME) EXPENSE:
Interest expense	7	11	23	34
Interest income	(4)	(56)	(75)	(284)
Other (income) expense, net	51	(117)	45	(503)

Total other (income) expense, net	54	(162)	(7)	(753)

Income before provision for income taxes	4,267	2,646	1,883	2,162
Provision for income taxes	1,206	961	610	702

NET INCOME	3,061	1,685	1,273	1,460
Net (income) loss attributable to non-controlling interests	(145)	(88)	248	273

NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$2,916	$1,597	$1,521	$1,733

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE
Basic	$0.84	$0.46	$0.44	$0.50

Diluted	$0.83	$0.46	$0.43	$0.50

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,490	3,490	3,490	3,495

Diluted	3,513	3,490	3,515	3,495

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EQUITY (Unaudited)
FOR THE THIRTY-NINE WEEKS ENDED JUNE 27, 2009 AND JULY 3, 2010
(In Thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stock Option Receivable	Treasury Stock	Non-controlling Interest	Total Equity
	Common Stock

	Shares	Amount

BALANCE - September 27, 2008	5,667	$57	$22,068	$(30)	$25,427	$(124)	$(9,595)	$2,681	$40,484

Stock-based compensation	—	—	278	—	—	—	—	—	278
Payment of dividends - $0.44 per share	—	—	—	—	(1,556)	—	—	—	(1,556)
Unrealized loss on available-for-sale securities	—	—	—	(12)	—	—	—	—	(12)
Repayments on stock option receivable	—	—	—	—	—	48	—	—	48
Purchases of treasury stock	—	—	—	—	—	—	(500)	—	(500)
Net losses attributable to non-controlling interests	—	—	—	—	—	—	—	(273)	(273)
Distributions to non-controlling interests								(81)	(81)
Net income attributable to Ark Restaurants Corp.	—	—	—	—	1,733	—	—	—	1,733

BALANCE - June 27, 2009	5,667	$57	$22,346	$(42)	$25,604	$(76)	$(10,095)	$2,327	$40,121

BALANCE - October 3, 2009	5,667	$57	$22,501	$(29)	$23,440	$(76)	$(10,095)	$2,304	$38,102
Stock-based compensation	—	—	458	—	—	—	—	—	458
Payment of dividends - $0.75 per share	—	—	—	—	(2,618)	—	—	—	(2,618)
Unrealized gain on available-for-sale securities	—	—	—	37	—	—	—	—	37
Repayments on stock option receivable	—	—	—	—	—	47	—	—	47
Net losses attributable to non-controlling interests	—	—	—	—	—	—	—	(248)	(248)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(121)	(121)
Net income attributable to Ark Restaurants Corp.	—	—	—	—	1,521	—	—	—	1,521

BALANCE - July 3, 2010	5,667	$57	$22,959	$8	$22,343	$(29)	$(10,095)	$1,935	$37,178

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	39 Weeks Ended

	July 3, 2010	June 27, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Ark Restaurants Corp.	$1,521	$1,733
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	458	278
Depreciation and amortization	2,892	2,687
Equity in loss of affiliate	175	32
Loss attributable to non-controlling interests	(248)	(273)
Operating lease deferred credit	(171)	(68)
Changes in operating assets and liabilities:
Accounts receivable	32	268
Related party receivables	(921)	(114)
Inventories	(147)	(1)
Prepaid expenses and other current assets	(73)	(282)
Prepaid and accrued income taxes	(858)	(1,622)
Other assets	(54)	(12)
Accounts payable - trade	(447)	(485)
Accrued expenses and other liabilities	1,037	157

Net cash provided by operating activities	3,196	2,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,763)	(1,815)
Loans and advances made to employees	(57)	(167)
Payments received on employee receivables	367	121
Purchases of investment securities	(6,972)	(7,665)
Proceeds from sales of investment securities	10,143	9,293
Payments received on long-term receivables	97	90

Net cash provided by (used in) investing activities	1,815	(143)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(156)	(144)
Dividends paid	(6,108)	(1,556)
Distributions to non-controlling interests	(121)	(81)
Purchase of treasury stock	—	(500)
Payments received on stock option receivable	47	48

Net cash used in financing activities	(6,338)	(2,233)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,327)	(78)
CASH AND CASH EQUIVALENTS, Beginning of period	5,452	2,978

CASH AND CASH EQUIVALENTS, End of period	$4,125	$2,900

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$27	$34

Income taxes	$1,603	$2,295

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 3, 2010
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

          AVAILABLE-FOR-SALE SECURITIES — Available-for-sale securities consist primarily of US Treasury Bills and Notes, all of which have a high degree of liquidity and are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss). The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in Other (income) expense, Net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

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

2. RECENT RESTAURANT EXPANSION

          In June 2008, the Company entered into an agreement to design and lease a restaurant, Robert, at The Museum of Arts & Design at Columbus Circle in New York City. The initial term of the lease for this facility will expire on December 31, 2024 and has two five-year renewals. This restaurant opened during the first quarter of fiscal 2010 and as a result the consolidated condensed statement of operations for the 39 weeks ended July 3, 2010 includes $439,000 of pre-opening and early operating losses related to this facility which were incurred during the Company’s first quarter of fiscal 2010 which ended January 2, 2010.

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

          The following available-for-sale securities (which all mature within one year) are re-measured to fair value on recurring basis and are valued using Level 1 inputs:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

At July 3, 2010

Available for sale short-term:

Government debt securities	$4,997,000	$8,000	$—	$5,005,000

At October 3, 2009

Available for sale short-term:

Government debt securities	$8,168,000	$—	$(29,000)	$8,139,000

          Proceeds from the sale and redemption of investment securities amounted to $10,143,000 and $9,293,000 for the 39-week periods ended July 3, 2010 and June 27, 2009, respectively. Proceeds from the sale and redemption of investment securities amounted to $216,000 and $1,950,000 for the 13-week periods ended July 3, 2010 and June 27, 2009, respectively. Included in Other (Income) Expense, Net are realized losses in the amounts of $53,000 and $86,000 for the 39-week periods ended July 3, 2010 and June 27, 2009, respectively, related to these sales and redemptions. No realized gains or losses were included in Other (Income) Expense, Net for the 13-week period ended July 3, 2010 related to these sales and redemptions. Included in Other (Income) Expense, Net are realized losses in the amount of $34,000 for the 13-week period ended June 27, 2009 related to these sales and redemptions.

4. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

          Receivables from employees in respect of stock option exercises consists of amounts due from officers and directors totaling $29,000 and $76,000 at July 3, 2010 and October 3, 2009, respectively. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (3.25 % at July 3, 2010).

5. RELATED PARTY TRANSACTIONS

          Receivables due from officers and employees, excluding stock option receivables, totaled $274,000 at July 3, 2010 and $584,000 at October 3, 2009. Such amounts are payable on demand and bear interest at the minimum statutory rate (0.61% at July 3, 2010).

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

          The Company did not purchase any shares pursuant to our stock repurchase program during the quarter ended July 3, 2010. Such plan has not been renewed.

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

          The 2004 Stock Option Plan, which was approved by shareholders, is the Company’s only equity compensation plan currently in effect. Under the 2004 Stock Option Plan, 450,000 options were authorized for future grant. Options granted under the 2004 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant. During fiscal 2005, options to purchase 194,000 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. During fiscal 2007, options to purchase 105,000 shares of common stock were granted and are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% commencing on each of the second, third and fourth anniversaries of the grant date. During fiscal 2009, options to purchase 176,600 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. No options were granted during the 39-week period ended July 3, 2010.

          The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate.

          A summary of stock option activity is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Contractual Term (Yrs.)	Aggregate Intrinsic Value

Outstanding as October 3, 2009	422,100	$22.86	$6.87	$7.52
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—

Outstanding and expected to vest at July 3, 2010	422,100	$22.86	$6.87	$6.78	$—

Exercisable at July 3, 2010	333,800	$25.72	$7.75	$3.89	$—

          Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. As of July 3, 2010, there was approximately $268,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 1.5 years.

          Compensation cost for stock options is included in general and administrative expenses in the Company’s consolidated condensed statements of income. Compensation cost for stock options was approximately $458,000 and $278,000 for the 39-week periods ended July 3, 2010 and June 27, 2009, respectively. Compensation cost for stock options was approximately $145,000 and $122,000 for the 13-week periods ended July 3, 2010 and June 27, 2009, respectively.

9. INCOME TAXES

          The income tax provisions for the 39-week periods ended July 3, 2010 and June 27, 2009 reflect effective tax rates of 32.4% and 32.5% (including the tax benefit disclosed below), respectively. The Company expects its effective tax rate for its current fiscal year to be approximately 32.0% to 36.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

          During the 39-week period ended June 27, 2009, the Company recognized a tax benefit of $118,000 principally as a result of reducing its long term income tax liability for unrecognized tax benefits due to the resolution of a tax audit.

          The Company’s tax returns for the fiscal years 2008 and 2009 are currently under audit by the Internal Revenue Service. Management does not expect a material adjustment to the Company’s financial position or results of operations upon completion of this examination.

10. INCOME PER SHARE OF COMMON STOCK

          Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted earnings per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

          For the 13 and 39-week periods ended July 3, 2010, options to purchase 176,600 shares of common stock at a price of $12.04 were included in diluted earnings per share. Options to purchase 145,500 shares of common stock at a price of $29.60 and options to purchase 100,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact was antidilutive.

          For the 13 and 39-week periods ended June 27, 2009, options to purchase 152,500 shares of common stock at a price of $29.60, options to purchase 100,000 shares of common stock at a price of $32.15 and options to purchase 176,600 shares of common stock at a price of $12.04 were not included in diluted earnings per share as their impact was antidilutive.

11. DIVIDENDS

          On December 1, 2009, March 1, 2010 and May 26, 2010, our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company’s operating income of $4,321,000 in the third fiscal quarter of 2010 increased 74% compared to operating income of $2,484,000 in the third fiscal quarter of 2009. This improvement resulted primarily from increased revenues as a result of an overall improvement in the US economy and much better weather conditions as compared to last year combined with expense management initiatives.

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

Revenues

          During the Company’s third fiscal quarter of 2010, total revenues of $35,162,000 increased 13.0% compared to total revenues of $31,123,000 in the third fiscal quarter of 2009. The increase in revenues was primarily attributable to improved weather conditions, sales from our new restaurant, Robert, in New York City and higher management fees.

          Food and Beverage Sales

          On a Company-wide basis, same store sales increased 9% during the third fiscal quarter of 2010 as compared to the same period last year. Same store sales in Las Vegas, which decreased $353,000 or 2.7% in the third fiscal quarter of 2010 as compared to the third fiscal quarter of 2009, were negatively affected by the continued unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business. Same store sales in New York, which increased $1,552,000 or 29.9% during the third fiscal quarter as compared to the third fiscal quarter of 2009, were positively impacted by the improved weather conditions which allowed for significantly greater utilization of the Company’s outdoor seating facilities. Same store sales in Washington D.C. increased $521,000 or 9.2% during the third quarter of fiscal 2010 as compared to the same period last year. The increase in same store sales was primarily the result of improved weather conditions and greater utilization of the Company’s outdoor seating in Washington D.C. Same store sales in Atlantic City decreased $28,000 or 5.8% while same store sales in Connecticut decreased $36,000 or 9.1%. Both locations were negatively affected by the continued unwillingness of the public to engage in gaming activities, as well as, increased competition from recently opened gaming facilities. Boston same store sales increased $106,000 or 9.3% during the third fiscal quarter of 2010. During the Company’s 39-week period ended July 3, 2010, total revenues of $85,852,000 increased 5.1% compared to total revenues of $81,672,000 in the 39-week period ended June 27, 2009, primarily as a result of the improved weather conditions experienced during the third fiscal quarter of 2010 as noted above, sales from our new restaurant, Robert, in New York City and higher management fees.

          Other Income

          Other income for the third fiscal quarter of 2010 was $603,000 compared to $350,000 in the third fiscal quarter of 2009; an increase of 72.3% due primarily to an increase in management fees from the Company’s unconsolidated managed restaurants.

Costs and Expenses

          Food and beverage costs for the third quarter of 2010 as a percentage of total revenues were 25.6% and have remained relatively consistent as compared to 25.5% in the third quarter of 2009. These costs for the 39-weeks ended July 3, 2010 as a percentage of total revenues were 25.6% compared to 25.4% in the 39-week period ended June 27, 2009.

          Payroll expenses as a percentage of total revenues were 28.5% for the third quarter of 2010 as compared to 30.8% in the third quarter of 2009. Payroll expenses as a percentage of total revenues were 32.4% for the 39-week period ended July 3, 2010 as compared to 32.6% for the 39-week period ended June 27, 2009. The decrease in payroll expenses as a percentage of revenue for the 13 and 39-week periods ended July 3, 2010, was due to the impact of increased revenue experienced during the third fiscal quarter of 2010 as a result of improved weather conditions.

          Occupancy expenses as a percentage of total revenues were 12.1% for the third quarter of 2010 as compared to 13.3% in the third quarter of 2009. Occupancy expenses as a percentage of total revenues were 14.4% for the 39-week period ended July 3, 2010 as compared to 15.1% for the 39-week period ended June 27, 2009. These decreases were due primarily to a one-time expense of $220,000 in the second fiscal quarter of 2009 for a real estate tax adjustment related to a restaurant in Washington D.C.

          Other operating costs and expenses remained relatively stable as a percentage of total revenues and were 12.5% for the third quarter of 2010 as compared to 12.4% in the third quarter of 2009 and 13.6% for the 39-week period ended July 3, 2010 as compared to 13.5% for the 39-week period ended June 27, 2009.

          General and administrative expenses as a percentage of total revenues were 6.3% for the third quarter of 2010 as compared to 7.1% in the third quarter of 2009 as additional costs of $78,000 associated with share-based compensation charges were offset by an increase in total revenues. General and administrative expenses as a percentage of total revenues were 8.5% for the 39-week period ended July 3, 2010 as compared to 8.4% for the 39-week period ended June 27, 2009. This slight increase in general and administrative expenses as a percentage of revenue was primarily due to increased professional fees of $100,000 and additional share-based compensation of $156,000 partially offset by an increase in total revenues.

Income Taxes

          The income tax provisions for the 39-week periods ended July 3, 2010 and June 27, 2009 reflect effective tax rates of 32.4% and 32.5% (including the tax benefit previously disclosed), respectively. The Company expects its effective tax rate for its current fiscal year to be approximately 32.0% to 36.0%. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

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

          The Company’s tax returns for the fiscal years 2008 and 2009 are currently under audit by the Internal Revenue Service. Management does not expect a material adjustment to the Company’s financial position or results of operations upon completion of this examination.

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

          Net cash provided by operating activities for the 39-week period ended July 3, 2010 was $3,196,000, compared to $2,298,000 for the comparable prior year period. This net change of $890,000 was primarily attributable to favorable working capital changes.

          Net cash provided by investing activities for the 39-week period ended July 3, 2010 was $1,815,000 and resulted from net proceeds from the sales of investment securities partially offset by purchases of fixed assets at existing restaurants and the construction of Robert in New York City.

          Net cash used in investing activities for the 39-week period ended June 27, 2009 was $143,000 and resulted from net proceeds from the sales of investment securities offset by purchases of fixed assets at existing restaurants and the construction of Yolos, a Mexican restaurant located at the Planet Hollywood Resort and Casino located in Las Vegas, Nevada.

          Net cash used in financing activities for the 39-week periods ended July 3, 2010 and June 27, 2009 of $6,338,000 and $2,233,000, respectively, was principally used for the payment of dividends and purchases of treasury stock.

          The Company had a working capital surplus of $5,933,000 at July 3, 2010 as compared to a working capital surplus of $5,883,000 at October 3, 2009.

          A quarterly cash dividend in the amount of $0.44 per share was declared on October 12, 2007 and January 11, April 11, July 11 and October 10, 2008. On September 16, 2009, our Board of Directors declared a special cash dividend in the amount of $1.00 per share. On December 1, 2009, March 1, 2010 and May 26, 2010, our Board of Directors declared a quarterly cash dividend in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

          In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court by March 2012. In exchange for this commitment the landlord agreed to extend the food court lease for an additional four years.

Recent Restaurant Expansion

          In June 2008, the Company entered into an agreement to design and lease a restaurant, Robert, at The Museum of Arts & Design at Columbus Circle in New York City. The initial term of the lease for this facility will expire on December 31, 2024 and has two five-year renewals. This restaurant opened during the first quarter of fiscal 2010 and as a result the consolidated condensed statement of operations for the 39 weeks ended July 3, 2010 includes $439,000 of pre-opening and early operating losses related to this facility.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of July 3, 2010 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

          There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 17, 2010

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein

Michael Weinstein
Chairman & Chief Executive Officer

By:	/s/ Robert J. Stewart

Robert J. Stewart
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)