Form 10-K
period 2010-10-02
ARK RESTAURANTS CORP
filed 2011-01-03
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2010

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

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

          As of April 3, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $26,776,485.

          At December 22, 2010, there were outstanding 3,492,381 shares of the Registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1) In accordance with General Instruction G (3) of Form 10-K certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2010 Annual Meeting of Stockholders filed within 120 days of October 2, 2010 or will be included in an amendment to this Form 10-K filed within 120 days of October 2, 2010.

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

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended October 2, 2010, we owned and/or operated 22 restaurants and bars, 29 fast food concepts and catering operations through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended October 2, 2010, nine of our restaurant and bar facilities are located in New York City, four are located in Washington, D.C., five are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in the Faneuil Hall Marketplace in Boston, Massachusetts.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant’s location. Most of our restaurants which are in operation and which have been opened in recent years are of the latter description. As of the fiscal year ended October 2, 2010, these include the restaurant operations at the 12 fast food facilities in Tampa, Florida and Hollywood, Florida, respectively (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); The Grill at Two Trees at the Foxwoods Resort Casino in Ledyard, Connecticut (2006); Durgin Park Restaurant and the Black Horse Tavern in the Faneuil Hall Marketplace in Boston, Massachusetts (2007); Yolos, at the Planet Hollywood Resort and Casino (formerly known as the Aladdin Resort and Casino) in Las Vegas, Nevada (2007); and six fast food facilities at MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, Connecticut (2008). Also in 2008, we entered into an agreement to lease space for the restaurant Robert at the Museum of Arts & Design at Columbus Circle in Manhattan.

The names and themes of each of our restaurants are different except for our two America restaurants, two Sequoia restaurants, two Gonzalez y Gonzalez restaurants and two Gallagher’s Steakhouse restaurants. The menus in our restaurants are extensive, offering a wide variety of high-quality foods at generally moderate prices. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas. A majority of our net sales are derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

The following table sets forth the facilities we lease and operate as of October 2, 2010:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Gonzalez y Gonzalez(4)	Broadway (between Houston and Bleecker Streets) New York, New York	1989	6,000	250		2009

America(5)	Union Station Washington, D.C.	1989	10,000	400	(50)	2009

Center Café(5)	Union Station Washington, D.C.	1989	4,000	200		2009

Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2017

Sequoia	South Street Seaport New York, New York	1991	12,000	300	(100)	2013

Canyon Road	First Avenue (between 76th and 77th Streets) New York, New York	1984	2,500	130		2014

Bryant Park Grill & Café(6)	Bryant Park New York, New York	1995	25,000	180	(820)	2025

America(7)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2017

Gallagher’s Steakhouse(7)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023

Gonzalez y Gonzalez(7)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2022

Village Eateries (7)(8)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2022

The Grill Room	World Financial Center New York, New York	1997	10,000	250		2011

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Polpette	Columbus Avenue (between 82nd and 83rd Streets) New York, New York	1988	3,000	100		2019

Red	South Street Seaport New York, New York	1998	7,000	150	(150)	2013

Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035

Thunder Grill	Union Station Washington, D.C.	1999	10,000	500		2019

Venetian Food Court(9)	Venetian Casino Resort Las Vegas, Nevada	1999	2,050	300	(*)	2014

Rialto Deli	Venetian Casino Resort Las Vegas, Nevada	1999	1,150	150	(*)	2014

V-Bar	Venetian Casino Resort Las Vegas, Nevada	2000	3,000	100		2015

Gallagher’s Steakhouse	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196		2020

Gallagher’s Burger Bar	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114		2020

The Grill at Two Trees	Foxwoods Resort Casino Ledyard, Connecticut	2006	3,359	101		2026

Durgin Park Restaurant and the Black Horse Tavern	Faneuil Hall Marketplace Boston, Massachusetts	2007	7,000	500		2032

Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2027

The Sporting House(10)	New York-New York Hotel and Casino Las Vegas, Nevada	2010	31,000	350	2011

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

(2)

Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.

(3)	Assumes the exercise of all our available lease renewal options.

(4)	The lease for this location expired December 31, 2009 and has been operating on a month-to-month basis with the consent of the landlord for this facility.

(5)	The leases for these locations expired prior to October 3, 2009 and have been operating on a month-to-month basis with the consent of the landlord for these facilities.

(6)	The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2019.

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

(8)

We operate seven small food court restaurants in the Village Eateries food court at the New York-New York Hotel & Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.

(9)	We operate two small food court restaurants in a food court at the Venetian Casino Resort.

(10)	This lease is cancellable upon 90 days written notice no earlier than May 31, 2011 and provides for rent based on profits only. This restaurant opened at the end of October 2010.

(*)	Represents common area seating.

The following table sets forth the facilities managed by us as of October 2, 2010:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

El Rio Grande (4)(5)	Third Avenue (between 38th and 39th Streets) New York, New York	1987	4,000	160		2019

Tampa Food Court(6)	Hard Rock Hotel and Casino Tampa, Florida	2004	4,000	250	(*)	2029

Hollywood Food Court(6)	Hard Rock Hotel and Casino Hollywood, Florida	2004	5,000	250	(*)	2029

Lucky Seven(6)	Foxwoods Resort Casino Ledyard, Connecticut	2006	4,825	4,000	(**)	2026

MGM Grand Food Market(6)(7)	MGM Grand at Foxwoods Resort Casino Ledyard, Connecticut	2008	8,300	256	(84)(*)	2028

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

(2)

Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.

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

In August 2010, the Company entered into an agreement to lease the former ESPN Zone space at the New York-New York Hotel & Casino Resort in Las Vegas and re-open the space under the name The Sporting House, which has been licensed from the landlord as well. Such lease is cancellable upon 90 days written notice no earlier than May 31, 2011 and provides for rent, including the licensing fee, based on profits only. This restaurant opened at the end of October 2010 and the Company did not invest significant funds to re-open the space.

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

Recent Restaurant Dispositions and Charges

During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City and re-concepted the location as Polpette, which features meatballs and other Italian food. In connection with these changes the Company recorded a loss on disposal of fixed assets in the amount of $358,000 which is included in Other Operating Costs and Expenses in the consolidated statement of income for the year ended October 2, 2010.

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

Employees

At December 15, 2010, we employed 2,029 persons (including employees at managed facilities), 1,343 of whom were full-time employees, 686 of whom were part-time employees, 45 of whom were headquarters personnel, 179 of whom were restaurant management personnel, 581 of whom were kitchen personnel and 1,224 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by a collective bargaining agreement.

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

Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Stock Market rules, has required an increased amount of management attention and external resources. We are committed to maintaining high standards of corporate governance and public disclosure. This investment, required to comply with these changing regulations, may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our restaurant facilities and our executive offices are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of October 2, 2010, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Years Lease Terms Expire	Number of Facilities

2011-2015	6
2016-2020	6
2021-2025	5
2026-2030	6
2031-2035	2

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

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter.

Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers and all offices held by each person:

Name	Age	Positions and Offices

Michael Weinstein	67	Chairman and Chief Executive Officer
Vincent Pascal	67	Senior Vice President
Robert Towers	63	President, Chief Operating Officer and Treasurer
Paul Gordon	59	Senior Vice President
Robert Stewart	54	Chief Financial Officer

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

Market for Our Common Stock

Our Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market under the symbol “ARKR.” The high and low sale prices for our Common Stock from September 28, 2008 through October 2, 2010 are as follows:

	High	Low

Calendar 2008

Fourth Quarter	$17.03	$8.35

Calendar 2009

First Quarter	12.20	8.91
Second Quarter	14.09	9.30
Third Quarter	18.94	12.05
Fourth Quarter	17.80	12.48

Calendar 2010

First Quarter	14.27	13.21
Second Quarter	14.93	13.35
Third Quarter	15.00	12.55

Dividend Policy

A quarterly cash dividend in the amount of $0.44 per share was declared on October 10, 2008. On December 18, 2008, the Board of Directors suspended the dividend due to the then existing economic conditions. On September 16, 2009, the Board of Directors declared a special cash dividend in the amount of $1.00 per share. On December 1, 2009, March 1, 2010, May 26, 2010, August 27, 2010 and November 23, 2010 our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has options outstanding under two stock option plans, the 2004 Stock Option Plan (the “2004 Plan) and the 2010 Stock Option Plan (the “2010 Plan”), which was approved by shareholders in the second quarter of 2010. Effective with this approval the Company terminated the 2004 Plan. This action terminated the 400 authorized but unissued options under the 2004 Plan but it did not affect any of the options previously issued under the 2004 Plan.

Options granted under the 2004 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant.

The 2010 Stock Option Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Stock Option Plan, 500,000 options were authorized for future grant. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted.

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at October 2, 2010:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	421,064	$22.88	500,000
Equity compensation plans not approved by shareholders[1]	None	N/A	None

Total	421,064	$22.88	500,000

          Of the 421,064 options outstanding on October 2, 2010, 300,500 were held by the Company’s officers and directors.

(1)	The Company has no equity compensation plan that was not approved by shareholders.

Stock Performance Graph

The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing October 1, 2005 and ending October 2, 2010 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on October 1, 2005 and that all dividends paid by companies included in each index were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN *
Among Ark Restaurants Corp.. the NASDAQ Composite Index and SIC Code 5812-Eating & Drinking Places

*$100 invested on 10/1/05 in stock or 9/30/05 in index, including reinvestment of dividends. Index calculated on month-end basis

	Cumulative Total Return

	10/1/05	9/30/06	9/29/07	9/27/08	10/3/09	10/2/10

Ark Restaurants Corp.	100.00	89.08	142.00	73.92	77.02	69.92
NASDAQ Composite	100.00	106.39	127.37	96.70	100.00	112.86
SIC Code 5812 - Eating & Drinking Places	100.00	119.53	138.64	135.01	132.29	180.47

Item 6.	Selected Consolidated Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s operating income of $2,999,000 for the year ended October 2, 2010 decreased 8% compared to operating income of $3,272,000 for the year ended October 3, 2009. This decrease resulted primarily from a slight increase in revenues as discussed below, offset by increased professional fees and a loss on disposal of fixed assets related to Pinch & S’Mac.

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

Accounting period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal year ended October 3, 2009 included 53 weeks and the fiscal year ended October 2, 2010 included 52 weeks.

Revenues

Total revenues increased 2.4%, or $2,761,000, from fiscal 2009 to fiscal 2010. The increase in revenues was primarily attributable to a decrease in same store sales of $1,437,000 (discussed below) offset by sales from our new restaurant, Robert, in New York City and higher management fees.

          Food and Beverage Sales

Same store sales decreased 1.4%, or $1,437,000, on a Company-wide basis from fiscal 2009 to fiscal 2010. Same store sales in Las Vegas decreased by $2,515,000, or 4.9%, in fiscal 2010 compared to fiscal 2009 as they were negatively affected by the continued unwillingness of the public to engage in gaming activities and a decrease in tourism and convention business. Same store sales in New York increased $2,181,000, or 7.7%, during fiscal 2010 as a result of slightly improved local economic conditions combined with improved weather conditions in the third and fourth quarters as compared to the same quarters in 2009. Same store sales in Washington D.C. decreased by $861,000, or 4.8%, during fiscal 2010 due to the benefit in the prior year as a result of catering business related to the presidential inaugurations. Same store sales in Atlantic City decreased by $176,000 or 6.6% in fiscal 2010 compared to fiscal 2009 as they were negatively affected by the continued unwillingness of the public to engage in gaming activities as well as the introduction of table games in the slot machine parlors located in nearby Pennsylvania. Same store sales in Boston were essentially unchanged from the prior year. Same store sales in Connecticut decreased $72,000, or 4.7%, during fiscal 2010 as they were negatively affected by the continued unwillingness of the public to engage in gaming activities.

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

          Other Income

Other income, which consists of the sale of merchandise at various restaurants, management fee income and door sales, for the year ended October 2, 2010 was $3,099,000 compared to $2,063,000 for the year ended October 3, 2009; an increase of 50.2% due primarily to an increase in management fees from the Company’s unconsolidated managed restaurants. We manage:

—	the Tampa and Hollywood Florida food court operations, and

—	the Lucky Seven at Foxwoods.

Sales of the Tampa and Hollywood Florida food court operations were $15,109,000 during fiscal 2010 compared to $14,264,000 during fiscal 2009. Sales of Lucky Seven were $2,361,000 during fiscal 2010 compared to $2,468,000 during fiscal 2009.

Costs and Expenses

Food and beverage costs for the year ended October 2, 2010 as a percentage of total revenues were 25.8% and have remained relatively consistent as compared to 25.6% for the year ended October 3, 2009.

Payroll expenses for the year ended October 2, 2010 as a percentage of total revenues were 32.3% and have remained constant as compared to the year ended October 3, 2009.

Occupancy expenses as a percentage of total revenues were 14.2% for the year ended October 2, 2010 as compared to 14.5% for the year ended October 3, 2009. The decrease in occupancy expenses was due primarily to a one-time expense of $220,000 in the second fiscal quarter of 2009 for a real estate tax adjustment related to a restaurant in Washington D.C.

Other operating costs and expenses as a percentage of total revenues were 13.8% for the year ended October 2, 2010 as compared to 14.0% for the year ended October 3, 2009.

General and administrative expenses as a percentage of total revenue were 8.1% in fiscal 2010 and 7.7% in fiscal 2009. This slight increase was primarily due to increased professional fees of $155,000 and additional share-based compensation of $102,000 partially offset by an increase in total revenues.

Interest expense was $29,000 in fiscal 2010 and $43,000 in fiscal 2009. Interest income was $82,000 in fiscal 2010 and $295,000 in fiscal 2009. Investments are made in government securities and investment quality corporate instruments.

Other income, which generally consists of purchasing service fees, equity in losses of affiliates and other income at various restaurants, was $386,000 and $559,000 for fiscal 2010 and 2009, respectively.

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

The Revenue Reconciliation Act of 1993 provides tax credits to us for FICA taxes paid on tip income of restaurant service personnel. The net benefit to us was $607,000 in fiscal 2010 and $661,000 in fiscal 2009.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations. We utilize cash generated from operations to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants we own.

Net cash provided by operating activities for the year ended October 2, 2010 was $5,548,000, compared to $7,707,000 for the prior year. This net change was primarily attributable to unfavorable working capital changes.

Net cash used in investing activities for the year ended October 2, 2010 was $1,739,000 and resulted from net proceeds from the sales of investment securities partially offset by purchases of fixed assets at existing restaurants and the construction of Robert in New York City. Net cash used in investing activities for the year ended October 3, 2009 was $2,870,000 and resulted from net proceeds from the sales of investment securities offset by purchases of fixed assets at existing restaurants and the construction of Yolos, a Mexican restaurant located at the Planet Hollywood Resort and Casino located in Las Vegas, Nevada.

Net cash used in financing activities for the years ended October 2, 2010 and October 3, 2009 of $7,250,000 and $2,363,000, respectively, was principally used for the payment of dividends and purchases of treasury stock.

The Company had a working capital surplus of $4,897,000 at October 2, 2010 as compared to a working capital surplus of $5,883,000 at October 3, 2009.

A quarterly cash dividend in the amount of $0.44 per share was declared on October 10, 2008. On September 16, 2009, our Board of Directors declared a special cash dividend in the amount of $1.00 per share. On December 1, 2009, March 1, 2010, May 26, 2010, August 27, 2010 and November 23, 2010 our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

In August 2010, the Company entered into an agreement to lease the former ESPN Zone space at the New York-New York Hotel & Casino Resort in Las Vegas and re-open the space under the name The Sporting House, which has been licensed from the landlord as well. Such lease is cancellable upon 90 days written notice no earlier than May 31, 2011 and provides for rent, including the licensing fee, based on profits only. This restaurant opened at the end of October 2010 and the Company did not invest significant funds to re-open the space.

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

Recent Restaurant Dispositions and Charges

During the fourth fiscal quarter of 2010, we closed our Pinch & S’Mac operation located in New York City and re-concepted the location as Polpette, which features meatballs and other Italian food. In connection with these changes we recorded a loss on disposal of fixed assets in the amount of $358,000 which is included in Other Operating Costs and Expenses in the consolidated statement of income for the year ended October 2, 2010.

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

Long-Lived Assets

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. We believe at this time that carrying values and useful lives continue to be appropriate. For the years ended October 2, 2010 and October 3, 2009, no impairment charges were deemed necessary.

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

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), a discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy, no impairment charges were necessary in fiscal 2010 and 2009.

Share-Based Compensation

The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the applicable vesting period using the straight-line method. Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.

During fiscal 2009, options to purchase 176,600 shares of common stock were granted at an exercise price of $12.04 per share and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. Such options had an aggregate grant date fair value of approximately $624,000. The Company did not grant any options during the fiscal year 2010. The Company generally issues new shares upon the exercise of employee stock options.

Recently Adopted and Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in 2009 and the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9.	Changes in and Disagreements With
Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of October 2, 2010 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of October 2, 2010. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of October 2, 2010 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our

assessment, management determined that our internal control over financial reporting was effective as of October 2, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as management’s report was not subject to attestation by our registered public accounting firm pursuant the permanent exemption of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the quarter ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Page

(a)	(1)	Financial Statements:

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets — at October 2, 2010 and October 3, 2009	F-2

		Consolidated Statements of Income — years ended October 2, 2010 and October 3, 2009	F-3

		Consolidated Statements of Changes in Equity — years ended October 3, 2009 and October 2, 2010	F-4

		Consolidated Statements of Cash Flows — years ended October 2, 2010 and October 3, 2009	F-5

		Notes to Consolidated Financial Statements	F-6

	(2)	Financial Statement Schedules

None

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries as of October 2, 2010 and October 3, 2009, and the related consolidated statements of income, changes in equity and cash flows for each of the two years in the period ended October 2, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ark Restaurants Corp. and Subsidiaries as of October 2, 2010 and October 3, 2009, and their consolidated results of operations and cash flows for each of the two years in the period ended October 2, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective October 4, 2009, the Company adopted reporting standards for non-controlling interests. The prior periods presented have been retrospectively restated to conform to the current classification requirements.

/s/ J.H. Cohn LLP

Jericho, New York
January 3, 2011

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	October 2, 2010	October 3, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,011	$5,452
Short-term investments in available-for-sale securities	7,438	8,139
Accounts receivable	2,048	2,031
Related party receivables, net	1,044	504
Employee receivables	290	584
Current portion of note receivable	102	129
Inventories	1,652	1,547
Prepaid expenses and other current assets	797	428

Total current assets	15,382	18,814
NOTE RECEIVABLE, LESS CURRENT PORTION	—	102
FIXED ASSETS - Net	24,113	25,078
INTANGIBLE ASSETS - Net	37	45
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	6,149	5,216
OTHER ASSETS	416	547

TOTAL	$51,631	$55,336

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$2,423	$2,541
Accrued expenses and other current liabilities	7,548	6,036
Accrued income taxes	290	655
Dividend payable	—	3,490
Current portion of note payable	224	209

Total current liabilities	10,485	12,931
OPERATING LEASE DEFERRED CREDIT	3,628	3,917
NOTE PAYABLE, LESS CURRENT PORTION	78	302
OTHER LIABILITIES	—	84

TOTAL LIABILITIES	14,191	17,234

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,668 shares and 5,667 shares at October 2, 2010 and October 3, 2009, respectively; outstanding, 3,491 shares and 3,490 shares at October 2, 2010 and October 3, 2009, respectively	57	57
Additional paid-in capital	23,050	22,501
Accumulated other comprehensive income (loss)	8	(29)
Retained earnings	22,554	23,440

	45,669	45,969
Less stock option receivable	(29)	(76)
Less treasury stock, at cost, of 2,177 shares at October 2, 2010 and October 3, 2009	(10,095)	(10,095)

Total Ark Restaurants Corp. shareholders’ equity	35,545	35,798
NON-CONTROLLING INTERESTS	1,895	2,304

TOTAL EQUITY	37,440	38,102

TOTAL	$51,631	$55,336

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Year Ended

	October 2, 2010	October 3, 2009

		Note 1
REVENUES:
Food and beverage sales	$114,669	$112,944
Other income	3,099	2,063

Total revenues	117,768	115,007

COSTS AND EXPENSES:
Food and beverage cost of sales	30,326	29,420
Payroll expenses	38,003	37,111
Occupancy expenses	16,758	16,649
Other operating costs and expenses	16,293	16,102
General and administrative expenses	9,516	8,834
Depreciation and amortization	3,873	3,619

Total costs and expenses	114,769	111,735

OPERATING INCOME	2,999	3,272

OTHER (INCOME) EXPENSE:
Interest expense	29	43
Interest income	(82)	(295)
Other (income) expense, net	(386)	(559)

Total other income, net	(439)	(811)

Income before provision for income taxes	3,438	4,083
Provision for income taxes	1,121	1,240

NET INCOME	2,317	2,843
Net loss attributable to non-controlling interests	288	216

NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$2,605	$3,059

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE
Basic	$0.75	$0.88

Diluted	$0.74	$0.87

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,490	3,494

Diluted	3,514	3,506

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED OCTOBER 3, 2009 AND OCTOBER 2, 2010
(In Thousands)

					Accumulated Other Comprehensive Income (Loss)			Total Ark Restaurants Corp. Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings		Stock Option Receivable	Treasury Stock		Non-controlling Interest	Total Equity

	Shares	Amount

BALANCE - September 27, 2008	5,667	$57	$22,068	$25,427	$(30)	$(124)	$(9,595)	$37,803	$2,681	$40,484

Net income attributable to Ark Restaurants Corp.	—	—	—	3,059	—	—	—	3,059	—	3,059
Net losses attributable to non-controlling interests	—	—	—	—	—	—	—	—	(216)	(216)
Unrealized gain on available-for-sale securities	—	—	—	—	1	—	—	1	—	1

Total comprehensive income (loss)								3,060	(216)	2,844

Stock-based compensation	—	—	433	—	—	—	—	433	—	433
Payment of dividends - $1.44 per share	—	—	—	(5,046)	—	—	—	(5,046)	—	(5,046)
Repayments on stock option receivable	—	—	—	—	—	48	—	48	—	48
Purchases of treasury stock	—	—	—	—	—	—	(500)	(500)	—	(500)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(161)	(161)

BALANCE - October 3, 2009	5,667	57	22,501	23,440	(29)	(76)	(10,095)	35,798	2,304	38,102

Net income attributable to Ark Restaurants Corp.	—	—	—	2,605	—	—	—	2,605	—	2,605
Net losses attributable to non-controlling interests	—	—	—	—	—	—	—	—	(288)	(288)
Unrealized gain on available-for-sale securities	—	—	—	—	37	—	—	37	—	37

Total comprehensive income (loss)								2,642	(288)	2,354

Exercise of stock options	1	—	13	—	—	—	—	13	—	13
Tax benefit on exercise of stock options	—	—	1	—	—	—	—	1	—	1
Stock-based compensation	—	—	535	—	—	—	—	535	—	535
Payment of dividends - $1.00 per share	—	—	—	(3,491)	—	—	—	(3,491)	—	(3,491)
Repayments on stock option receivable	—	—	—	—	—	47	—	47	—	47
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(121)	(121)

BALANCE - October 2, 2010	5,668	$57	$23,050	$22,554	$8	$(29)	$(10,095)	$35,545	$1,895	$37,440

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended

	October 2, 2010	October 3, 2009

		Note 1

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to Ark Restaurants Corp.	$2,605	$3,059
Adjustments to reconcile net income attributable to Ark Restaurants Corp. to net cash provided by operating activities:
Deferred income taxes	(933)	(905)
Stock-based compensation	535	433
Depreciation and amortization	3,873	3,619
Equity in loss of affiliate	—	166
Loss attributable to non-controlling interests	(288)	(216)
Operating lease deferred credit	(289)	222
Changes in operating assets and liabilities:
Accounts receivable	(17)	831
Related party receivables	(540)	377
Inventories	(105)	9
Prepaid expenses and other current assets	(369)	(66)
Other assets	131	(12)
Accounts payable - trade	(118)	(293)
Accrued expenses and other liabilities	1,512	724
Accrued income taxes	(365)	(168)

Net cash provided by continuing operating activities	5,632	7,780
Net cash used in discontinued operating activities	(84)	(73)

Net cash provided by operating activities	5,548	7,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,900)	(3,817)
Loans and advances made to employees	(101)	(518)
Payments received on employee receivables	395	215
Purchases of investment securities	(10,916)	(10,992)
Proceeds from sales of investment securities	11,654	12,121
Payments received on long-term receivables	129	121

Net cash used in investing activities	(1,739)	(2,870)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(209)	(194)
Dividends paid	(6,981)	(1,556)
Distributions to non-controlling interests	(121)	(161)
Proceeds from issuance of stock upon exercise of stock options	13	—
Excess tax benefits related to stock-based compensation	1	—
Purchase of treasury stock	—	(500)
Payments received on stock option receivable	47	48

Net cash used in financing activities	(7,250)	(2,363)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,441)	2,474
CASH AND CASH EQUIVALENTS, Beginning of year	5,452	2,978

CASH AND CASH EQUIVALENTS, End of year	$2,011	$5,452

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$29	$43

Income taxes	$2,553	$2,295

Non-cash financing activity:
Accrued dividends on common stock	$—	$3,490

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ark Restaurants Corp. and Subsidiaries (the “Company”) owns and operates 22 restaurants and bars, 29 fast food concepts and catering operations. Nine restaurants are located in New York City, four are located in Washington, D.C., five are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in Boston, Massachusetts. The Las Vegas operations include three restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and seven food court concepts; one bar within the Venetian Casino Resort as well as three food court concepts; and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant and a bar in the Resorts Atlantic City Hotel and Casino. The operations at the Foxwoods Resort Casino include one fast food concept and six fast food concepts at the MGM Grand Casino. In Boston, Massachusetts, the Company operates a restaurant in the Faneuil Hall Marketplace. The Florida operations under management include five fast food facilities in Tampa, Florida and seven fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino.

Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.

Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal year ended October 2, 2010 included 52 weeks and the fiscal year ended October 3, 2009 included 53 weeks.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include allowances for potential bad debts on receivables, inventories, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and other matters. Because of the uncertainty in such estimates, actual results may differ from these estimates.

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

Reclassifications — As a result of adopting new reporting standards for the non-controlling interest in subsidiaries, certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the Company’s net income or financial position as previously reported.

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

Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments generally with original maturities of three months or less. Outstanding checks in excess of account balances, typically vendor payments, payroll and other contractual obligations disbursed after the last day of a reporting period are reported as a current liability in the accompanying consolidated balance sheets.

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

For the year ended October 2, 2010, the Company made purchases from one vendor that accounted for approximately 13% of total purchases. For the year ended October 3, 2009, the Company made purchases from one vendor that accounted for approximately 16% of total purchases.

Accounts Receivable — Accounts receivable is primarily comprised of normal business receivables such as credit card receivables that are paid off in a short period of time, amounts due from our managed restaurants and hotel charges, and are recorded when the products or services have been delivered. The Company reviews the collectability of our receivables on an ongoing basis, and provides for an allowance when we consider the entity unable to meet its obligation.

Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of food and beverages, merchandise for sale and other supplies.

Revenue Recognition — Company-owned restaurant sales are composed almost entirely of food and beverage sales. The Company records revenue at the time of the purchase of products by customers.

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

Fixed Assets — Leasehold improvements and furniture, fixtures and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to seven years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 30 years. For leases with renewal periods at the Company’s option, if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major replacements and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Income.

The Company includes in construction in progress improvements to restaurants that are under construction. Once the projects have been completed, the Company begins depreciating and amortizing the assets. Start-up costs incurred during the construction period of restaurants, including rental of premises, training and payroll, are expensed as incurred.

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

Long-lived Assets — Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. Management believes that carrying values and useful lives continue to be appropriate. For the years ended October 2, 2010 and October 3, 2009, no impairment charges were deemed necessary.

Goodwill and Trademarks — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks, which were acquired in connection with the Durgin Park acquisition, are considered to have an indefinite life and are not being amortized. Goodwill and trademarks are assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit (the Company is being treated as one reporting unit) with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), a discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy, no impairment charges were necessary in fiscal 2010 and 2009.

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

Defined Contribution Plans — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended October 2, 1010 and October 3, 2009, the Company did not make any contributions to the Plan.

Income Taxes — Income taxes are accounted for under the asset and liability method whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has recorded a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Tax reserves are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions.

Non-controlling interests relating to the income or loss of consolidated partnerships includes no provision for income taxes as any tax liability related thereto is the responsibility of the individual minority investors.

Income Per Share of Common Stock — Basic net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period. Diluted net income per share reflects the additional dilutive effect of potentially dilutive shares (principally those arising from the assumed exercise of stock options).

Share-based Compensation — The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the applicable vesting period using the straight-line method. Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.

During fiscal 2009, options to purchase 176,600 shares of common stock were granted at an exercise price of $12.04 per share and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. Such options had an aggregate grant date fair value of approximately $624,000. The Company did not grant any options during the fiscal year 2010. The Company generally issues new shares upon the exercise of employee stock options.

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2009 grant include a risk free interest rate of 3.29% based on the 10 year U.S. Treasury note rate on the day of grant, volatility of 42.7% based on the average of the volatility over the most recent three year period, which represents the Company’s estimate of expected volatility over the expected option term, a dividend yield of 4.27% based on historical and expected dividend payment patterns, and an expected life of 5.75 years based on historical forfeiture rates.

New Accounting Standards Adopted in Fiscal 2010 — In September 2006, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance, which, among other requirements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about the use of fair value to measure assets and liabilities. Such guidance prescribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For financial instruments and certain nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis at least annually, the guidance was effective beginning the first fiscal year that begins after November 15, 2007. This portion of the guidance, which was adopted as of the beginning of fiscal 2009, had no impact on the Company’s consolidated financial statements. For all other nonfinancial assets and liabilities the guidance was effective for fiscal years beginning after November 15, 2008. The Company adopted this guidance effective as of the beginning of fiscal 2010, and its application had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This guidance also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. This guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which corresponds to the Company’s fiscal year beginning October 4, 2009 and has not had any impact on the Company’s consolidated financial statements as the Company has not completed any acquisitions since its effectiveness.

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a non-controlling interest, previously referred to as minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. It also requires, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income (loss) based on such fair value. This guidance is effective for fiscal years beginning after December 15, 2008 and, accordingly, was adopted as of October 4, 2009. As a result of the adoption, the Company has reported non-controlling interests as a component of equity in the consolidated balance sheets and the net losses attributable to non-controlling interests have been separately identified in the consolidated statements of income. The prior periods presented have also been retrospectively restated to conform to the current classification requirements. Other than the change in presentation of non-controlling interests, the adoption of this guidance had no impact on the consolidated financial statements.

In April 2008, the FASB issued a staff position (“FSP”) that amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this FSP, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This FSP is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance effective as of the beginning of fiscal 2010, and its application had no impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted — In April 2009, the FASB issued accounting guidance regarding the accounting for assets acquired and liabilities assumed in a business combination due to contingencies. This guidance clarifies the initial and subsequent recognition, subsequent accounting and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized using the accounting guidance related to accounting for contingencies or the guidance for reasonably estimating losses. This guidance will apply to any business combinations completed Company’s effective with the fiscal year beginning October 3, 2010.

In June 2009, the FASB issued a new accounting pronouncement which amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, which corresponds to the Company’s fiscal year beginning October 3, 2010. The Company is currently evaluating the impact that the adoption of this pronouncement may have on its consolidated financial statements and related disclosures.

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures about significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2009, which corresponds to the Company’s fiscal year beginning October 3, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for interim and annual reporting periods beginning after December 15, 2010, which corresponds to the Company’s fiscal year beginning October 2, 2011. The Company is currently evaluating the impact that the adoption of this pronouncement may have on its consolidated financial statements and related disclosures.

2.	RECENT RESTAURANT EXPANSION

In June 2008, the Company entered into an agreement to design and lease a restaurant at The Museum of Arts & Design at Columbus Circle in New York City. The initial term of the lease for this facility will expire on December 31, sixteen years after the date the restaurant first opens for business to the public following its current refurbishment and will have two five-year renewals. This restaurant opened during the first quarter of fiscal 2010.

In August 2010, the Company entered into an agreement to lease the former ESPN Zone space at the New York-New York Hotel & Casino Resort in Las Vegas and re-open the space under the name The Sporting House, which has been licensed from the landlord as well. Such lease is cancellable upon 90 days written notice no earlier than May 31, 2011 and provides for rent, including the licensing fee, based on profits only. This restaurant opened at the end of October 2010 and the Company did not invest significant funds to re-open the space.

3.	RECENT RESTAURANT DISPOSITIONS

During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which features meatballs and other Italian food. In connection with these changes the Company recorded a loss on disposal of fixed assets in the amount of $358,000 which is included in Other Operating Costs and Expenses in the consolidated statement of income for the year ended October 2, 2010.

4.	INVESTMENT SECURITIES

Fair value is defined as the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants on the measurement date. In determining fair value, the accounting standards establish a three level hierarchy for inputs used in measuring fair value, as follows:

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

The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued using Level 1 inputs and the market approach as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)

At October 2, 2010

Available for sale short-term:

Government debt securities	$7,430	$8	$—	$7,438

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)

At October 3, 2009

Available for sale short-term:

Government debt securities	$8,168	$—	$(29)	$8,139

At October 2, 2010, all of the Company’s government debt securities mature within fiscal year 2011.

5.	NOTE RECEIVABLE

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

The carrying value of the Company’s note receivable approximates their current aggregate fair value.

6.	FIXED ASSETS

Fixed assets consist of the following:

	October 2, 2010	October 3, 2009

	(In thousands)

Leasehold improvements	$34,175	$31,655
Furniture, fixtures and equipment	32,142	29,459
Construction in progress	367	2,652

	66,684	63,766
Less: accumulated depreciation and amortization	42,571	38,688

	$24,113	$25,078

Depreciation and amortization expense related to fixed assets for the years ended October 2, 2010 and October 3, 2009 was $3,865,000 and $3,602,000, respectively.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	October 2, 2010	October 3, 2009

	(In thousands)

Purchased leasehold rights (a)	$2,343	$2,343
Noncompete agreements and other	322	322

	2,665	2,665

Less accumulated amortization	2,628	2,620

Total intangible assets	$37	$45

(a)	Purchased leasehold rights arise from acquiring leases and subleases of various restaurants.

Amortization expense related to intangible assets for the years ended October 2, 2010 and October 3, 2009 was $8,000 and $17,000, respectively.

8.	OTHER ASSETS

Other assets consist of the following:

	October 2, 2010	October 3, 2009

	(In thousands)

Deposits and other	$416	$416
Investments in unconsolidated affiliates (a)	—	131

	$416	$547

(a)

During the second fiscal quarter of 2008, the Company opened, along with certain third party investors, a new concept at our former Columbus Bakery location called “Pinch & S’Mac” which featured pizza and macaroni and cheese. We contributed Columbus Bakery’s net fixed assets and cash into this venture and received an ownership interest of 37.5%. These operations were not consolidated in the Company’s consolidated financial statements. Included in Other income, net for fiscal 2009 are losses of approximately $166,000 related to this affiliate. During the fourth fiscal quarter of 2010, the Company closed the Pinch & S’Mac operation and re-concepted the location as Polpette, a 100%-owned restaurant which features meatballs and other Italian food. In connection with these changes the Company recorded a loss on disposal of fixed assets in the amount of $358,000 which is included in Other Operating Costs and Expenses in the consolidated statement of income for the year ended October 2, 2010.

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	October 2, 2010	October 3, 2009

	(In thousands)

Sales tax payable	$779	$808
Accrued wages and payroll related costs	1,810	1,495
Customer advance deposits	1,712	1,269
Accrued and other liabilities	3,247	2,464

	$7,548	$6,036

10.	COMMITMENTS AND CONTINGENCIES

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

As of October 2, 2010, future minimum lease payments under noncancelable leases are as follows:

Amount

(In thousands)
Fiscal Year

2011	$7,818
2012	8,014
2013	6,936
2014	6,406
2015	5,795
Thereafter	20,967

Total minimum payments	$55,936

In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $657,000 as security deposits under such leases.

Rent expense was approximately $12,981,000 and $12,927,000 for the fiscal years ended October 2, 2010 and October 3, 2009, respectively. Contingent rentals, included in rent expense, were approximately $3,890,000 and $3,956,000 for the fiscal years ended October 2, 2010 and October 3, 2009, respectively.

Legal Proceedings — In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker’s compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment laws. Included in Accrued Expenses and Other Current Liabilities is approximately $500,000 and $600,000 at October 2, 2010 and October 3, 2009, respectively, related to the settlement of various claims against the Company.

11.	COMMON STOCK REPURCHASE PLAN

On March 25, 2008, the Board of Directors authorized a stock repurchase program under which up to 500,000 shares of the Company’s common stock may be acquired in the open market over the two years following such authorization at the Company’s discretion.

During the year ended October 3, 2009, the Company purchased an aggregate of 42,000 shares at an average purchase price of $11.90 in the open market pursuant to the stock repurchase program. The Company did not repurchase any shares during the year ended October 2, 2010.

12.	STOCK OPTIONS

The Company has options outstanding under two stock option plans, the 2004 Stock Option Plan (the “2004 Plan) and the 2010 Stock Option Plan (the “2010 Plan”), which was approved by shareholders in the second quarter of 2010. Effective with this approval the Company terminated the 2004 Plan. This action terminated the 400 authorized but unissued options under the 2004 Plan but it did not affect any of the options previously issued under the 2004 Plan.

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

The 2010 Stock Option Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Stock Option Plan, 500,000 options were authorized for future grant. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire six years after the date of grant. The following table summarizes stock option activity under all plans:

	2010			2009

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

Outstanding, beginning of year	422,100	$22.86		271,500	$30.59

Options:
Granted	—			176,600	$12.04
Exercised	(1,036)	$12.04		—
Canceled or expired	—			(26,000)	$30.09

Outstanding, end of year (a)	421,064	$22.88	$405,553	422,100	$22.86	$662,250

Options exercisable (a)	332,764	$25.76	$201,580	245,500	$30.61	$—

Weighted average remaining contractual life	6.5 Years			7.5 Years

Shares available for future grant	500,000			400

(a)	Options become exercisable at various times expiring through 2016.

The following table summarizes information about stock options outstanding as of October 2, 2010 (shares in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)

$12.04	175,564	$12.04	8.6	87,264	$12.04	8.6
$29.60	145,500	$29.60	6.2	145,500	$29.60	6.2
$32.15	100,000	$32.15	4.2	100,000	$32.15	4.2

	421,064	$22.88	6.5	332,764	$25.76	6.0

Compensation cost charged to operations for the fiscal years ended 2010 and 2009 for share-based compensation programs was approximately $535,000 and $433,000, before tax benefits of approximately $174,000 and $132,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated statements of income.

As of October 2, 2010, there was approximately $190,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized in fiscal 2011.

13.	MANAGEMENT FEE INCOME

The Company provides management services to two fast food courts and one fast food unit it does not consolidate. In accordance with the contractual arrangements, the Company earns management fees based on gross sales or cash flow as defined by the agreements. Management fee income, included in Revenues – Other Income, relating to these services was approximately $2,902,000 and $1,952,000 for the years ended October 2, 2010 and October 3, 2009, respectively. Such amount for the year ended October 2, 2010 included approximately $743,000 for management fees and $2,159,000 for profit distributions. Such amount for the year ended October 3, 2009 included approximately $758,000 for management fees and $1,194,000 for profit distributions.

Receivables from managed restaurants, included in Related Party Receivables, were approximately $1,000,000 and $344,000 at October 2, 2010 and October 3, 2009, respectively. Such amount at October 2, 2010 included approximately $827,000 for management fees and profit distributions and $173,000 for expense advances. Such amount at October 3, 2009 included approximately $140,000 for management fees and $204,000 for expense advances.

Managed restaurants had sales of approximately $17,470,000 and $17,815,000 during the management periods within the years ended October 2, 2010 and October 3, 2009, which are not included in consolidated net sales of the Company.

14.	INCOME TAXES

The provision for income taxes attributable to continuing operations consists of the following:

	Year Ended

	October 2, 2010	October 3, 2009

	(In thousands)

Current provision:
Federal	$1,568	$1,602
State and local	486	543

	2,054	2,145

Deferred provision:
Federal	(850)	(818)
State and local	(83)	(87)

	(933)	(905)

	$1,121	$1,240

The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended

	October 2, 2010	October 3, 2009

	(In thousands)

Provision at Federal statutory rate (34% in 2010 and 2009)	$1,169	$1,388

State and local income taxes, net of tax benefits	172	256

Tax credits	(401)	(436)

State and local net operating loss carryforward allowance adjustment	12	(13)

Income attributable to non-controlling interest	98	73

Other	71	(28)

	$1,121	$1,240

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 2, 2010	October 3, 2009

	(In thousands)

Long-term deferred tax assets (liabilities):
Operating loss carryforwards	$2,094	$2,088
Operating lease deferred credits	1,278	1,374
Depreciation and amortization	876	748
Deferred compensation	1,101	852
Partnership investments	964	299
Pension withdrawal liability	7	32
Other	115	91

Total long-term deferred tax assets	6,435	5,484
Valuation allowance	(252)	(240)

Net long-term deferred tax assets	6,183	5,244

Deferred gains	(34)	(28)

Total long-term deferred tax liabilities	(34)	(28)

Total net deferred tax assets	$6,149	$5,216

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The deferred tax valuation allowance of $252,000 and $240,000 as of October 2, 2010 and October 3, 2009, respectively, was attributable to state and local net operating loss carryforwards.

As of October 2, 2010, the Company has approximately of $22,000,000 of state and local net operating loss carryforwards which expire at various times beginning in the year 2015 through 2029.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	October 2, 2010	October 3, 2009

	(In thousands)

Balance at beginning of year	$209	$292

Additions based on tax positions taken in current and prior years	—	70
Reductions due to settlements with taxing authorities	—	(153)

Balance at end of year	$209	$209

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of October 2, 2010 and October 3, 2009, the Company accrued approximately $63,000 and $43,000 of interest and penalties, respectively. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

The Company files in the U.S. and various state and local income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by Federal and most state and local tax authorities. An audit of the Company’s tax return for the fiscal year ended September 30, 2006 was completed by the Internal Revenue Service during fiscal 2009 without a material adjustment to the Company’s financial position or results of operations. An audit of the Company’s tax return by the Internal Revenue Service for the fiscal years ended September 27, 2008 and October 3, 2009 is currently in process. The Company does not expect a material adjustment as a result of these audits.

15.	OTHER INCOME

Other income consists of the following:

	Year Ended

	October 2, 2010	October 3, 2009

	(In thousands)

Purchase service fees	$62	$92
Equity in loss of an unconsolidated affiliate	—	(166)
Other	324	633

	$386	$559

16.	INCOME PER SHARE OF COMMON STOCK

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended October 2, 2010 and October 3, 2009 follows:

	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount

	(In thousands, except per share amounts)

Year ended October 2, 2010
Basic EPS	$2,605	3,490	$0.75
Stock options	—	24	(0.01)

Diluted EPS	$2,605	3,514	$0.74

Year ended October 3, 2009
Basic EPS	$3,059	3,494	$0.88
Stock options	—	12	(0.01)

Diluted EPS	$3,059	3,506	$0.87

Options to purchase 145,500 and 100,000 shares of common stock at exercises prices of $29.60 and $32.15 per share, respectively, were outstanding during the year ended October 2, 2010 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 145,500 and 100,000 shares of common stock at exercise prices of $29.60 and $32.15 per share, respectively, were outstanding during the year ended October 3, 2009 but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

17.	STOCK OPTION RECEIVABLES

Stock option receivables include amounts due from an officer totaling $29,000 and $76,000 at October 2, 2010 and October 3, 2009, respectively. Such amounts which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan are payable on demand with interest (3.25% at October 2, 2010 and October 3, 2009).

18.	RELATED PARTY TRANSACTIONS

During the quarter ended October 3, 2009, the Company made advances against salary to its Chief Executive Officer (the “CEO”) totaling approximately $298,000 (of which approximately $252,000 remained outstanding at October 3, 2009 and is included in Employee Receivables). In addition, the Company also loaned $160,000 to the CEO’s former wife (which is included in Related Party Receivables at October 3, 2009). The CEO believed the advances and loan were permissible after he consulted with the Company’s General Counsel. In the latter part of November 2009, the Company reviewed these matters and informed members of its Compensation and Audit Committees and outside counsel and concluded that the advances and loan may be deemed extensions of credit and violative of the Sarbanes-Oxley Act. The CEO immediately repaid the remaining balance on the advances with interest at 6%. The loan to his former wife was repaid in October before the review had begun.

Receivables due from officers (other than from the CEO), excluding stock option receivables, totaled $37,000 at October 2, 2010 and October 3, 2009. Other employee loans totaled approximately $253,000 and $295,000 at October 2, 2010 and October 3, 2009, respectively. Such loans bear interest at the minimum statutory rate (0.46% at October 2, 2010 and 0.83% at October 3, 2009).

19.	SUBSEQUENT EVENTS

On November 23, 2010, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on December 22, 2010 to shareholders of record at the close of business on December 8, 2010.

In December 2010, the Company was advised by the landlord that it would have to vacate the Gonzalez y Gonzalez property located in New York, NY, which was on a month-to-month lease, by the end of January 2011. The closure of this property in the second quarter of fiscal 2011 is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

******

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/Michael Weinstein

Michael Weinstein
Chairman of the Board and Chief Executive Officer

Date: January 3, 2011

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Weinstein	Chairman of the Board	January 3, 2011
and Chief Executive Officer
(Michael Weinstein)

/s/Vincent Pascal	Senior Vice President and Director	January 3, 2011

(Vincent Pascal)

/s/Robert Towers	President, Treasurer, Chief	January 3, 2011
Operating Officer and Director
(Robert Towers)

/s/Robert Stewart	Chief Financial Officer	January 3, 2011

(Robert Stewart)

/s/Marcia Allen	Director	January 3, 2011

(Marcia Allen)

/s/Steven Shulman	Director	January 3, 2011

(Steven Shulman)

/s/Paul Gordon	Senior Vice President and Director	January 3, 2011

(Paul Gordon)

/s/Bruce R. Lewin	Director	January 3, 2011

(Bruce R. Lewin)

/s/Arthur Stainman	Director	January 3, 2011

(Arthur Stainman)

/s/ Stephen Novick	Director	January 3, 2011

(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

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

10.16

Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

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