Form 10-Q
period 2011-01-01
ARK RESTAURANTS CORP
filed 2011-02-15
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011

Commission file number 001-09453

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at February 4, 2011

(Common stock, $.01 par value)	3,493,381

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions we may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements, other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended October 2, 2010 as updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	January 1, 2011	October 2, 2010

	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $648 at January 1, 2011 related to VIEs)	$1,321	$2,011
Short-term investments in available-for-sale securities	6,016	7,438
Accounts receivable (includes $1,510 at January 1, 2011 related to VIEs)	3,428	2,048
Related party receivables, net	—	1,044
Employee receivables	316	290
Current portion of long-term receivables	68	102
Inventories	1,681	1,652
Prepaid income taxes (includes $113 at January 1, 2011 related to VIEs)	539	—
Prepaid expenses and other current assets (includes $40 at January 1, 2011 related to VIEs)	1,045	797

Total current assets	14,414	15,382
FIXED ASSETS - Net (includes $3,982 at January 1, 2011 related to VIEs)	28,150	24,113
INTANGIBLE ASSETS - Net	35	37
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	6,149	6,149
OTHER ASSETS (includes $141 at January 1, 2011 related to VIEs)	557	416

TOTAL	$54,839	$51,631

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $177 at January 1, 2011 related to VIEs)	$2,443	$2,423
Accrued expenses and other current liabilities (includes $1,810 at January 1, 2011 related VIEs)	8,538	7,548
Accrued income taxes	—	290
Current portion of note payable	228	224

Total current liabilities	11,209	10,485
OPERATING LEASE DEFERRED CREDIT	3,538	3,628
NOTE PAYABLE, LESS CURRENT PORTION	20	78

TOTAL LIABILITIES	14,767	14,191

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,669 shares and 5,668 shares at January 1, 2011 and October 2, 2010, respectively; outstanding, 3,492 shares and 3,491 shares at January 1, 2011 and October 2, 2010, respectively	57	57
Additional paid-in capital	23,141	23,050
Accumulated other comprehensive income	10	8
Retained earnings	21,120	22,554

	44,328	45,669
Less stock option receivable	(29)	(29)
Less treasury stock, at cost, of 2,177 shares at January 1, 2011 and October 2, 2010	(10,095)	(10,095)

Total Ark Restaurants Corp. shareholders’ equity	34,204	35,545
NON-CONTROLLING INTERESTS	5,868	1,895

TOTAL EQUITY	40,072	37,440

TOTAL	$54,839	$51,631

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended

	January 1, 2011	January 2, 2010

REVENUES:
Food and beverage sales	$32,384	$25,075
Other revenue	157	501

Total revenues (includes $4,767,000 for the 13 weeks ended January 1, 2011 related to VIEs)	32,541	25,576

COSTS AND EXPENSES:
Food and beverage cost of sales	8,583	6,522
Payroll expenses	11,246	8,981
Occupancy expenses	4,405	4,218
Other operating costs and expenses	4,652	3,585
General and administrative expenses	2,447	2,445
Depreciation and amortization	1,150	897

Total costs and expenses (includes $4,046,000 for the 13 weeks ended January 1, 2011 related to VIEs)	32,483	26,648

OPERATING INCOME (LOSS)	58	(1,072)

OTHER (INCOME) EXPENSE:
Interest expense	5	9
Interest income	(4)	(57)
Other (income) expense, net	(70)	6

Total other (income) expense, net	(69)	(42)

Income (loss) before provision (benefit) for income taxes	127	(1,030)
Provision (benefit) for income taxes	31	(223)

NET INCOME (LOSS)	96	(807)
Net (income) loss attributable to non-controlling interests	(309)	84

NET LOSS ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(213)	$(723)

NET LOSS PER ARK RESTAURANTS CORP. COMMON SHARE
Basic	$(0.06)	$(0.21)

Diluted	$(0.06)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,492	3,490

Diluted	3,492	3,490

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
FOR THE THIRTEEN WEEKS ENDED JANUARY 2, 2010 AND JANUARY 1, 2011
(In Thousands)

				Accumulated Other Comprehensive Income (Loss)				Total Ark Restaurants Corp. Shareholders’ Equity
			Additional Paid-In Capital
	Common Stock					Stock Option Receivable			Non- controlling Interest
					Retained Earnings		Treasury Stock			Total Equity
	Shares	Amount

BALANCE - October 3, 2009	5,667	$57	$22,501	$(29)	$23,440	$(76)	$(10,095)	$35,798	$2,304	$38,102

Net loss attributable to Ark Restaurants Corp.	—	—	—	—	(723)	—	—	(723)	—	(723)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(84)	(84)
Unrealized gain on available-for-sale securities	—	—	—	40	—	—	—	40	—	40

Total comprehensive loss								(683)	(84)	(767)

Stock-based compensation	—	—	156	—	—	—	—	156	—	156
Payment of dividends - $0.25 per share	—	—	—	—	(872)	—	—	(872)	—	(872)
Repayments on stock option receivable	—	—	—	—	—	47	—	47	—	47

BALANCE - January 2, 2010	5,667	$57	$22,657	$11	$21,845	$(29)	$(10,095)	$34,446	$2,220	$36,666

BALANCE - October 2, 2010	5,668	$57	$23,050	$8	$22,554	$(29)	$(10,095)	$35,545	$1,895	$37,440

Cumulative effect adjustment related to consolidation of variable interest entities upon the adoption of the amendments to ASC Topic 810	—	—	—	—	(348)	—	—	(348)	3,765	3,417

BALANCE - October 3, 2010	5,668	57	23,050	8	22,206	(29)	(10,095)	35,197	5,660	40,857

Net loss attributable to Ark Restaurants Corp.	—	—	—	—	(213)	—	—	(213)	—	(213)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	309	309
Unrealized gain on available-for-sale securities	—	—	—	2	—	—	—	2	—	2

Total comprehensive income (loss)								(211)	309	98

Exercise of stock options	1	—	12	—	—	—	—	12	—	12
Tax benefit on exercise of stock options	—	—	1	—	—	—	—	1	—	1
Stock-based compensation	—	—	78	—	—	—	—	78	—	78
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(101)	(101)
Payment of dividends - $0.25 per share	—	—	—	—	(873)	—	—	(873)	—	(873)

BALANCE - January 1, 2011	5,669	$57	$23,141	$10	$21,120	$(29)	$(10,095)	$34,204	$5,868	$40,072

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	13 Weeks Ended

	January 1, 2011	January 2, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$96	$(807)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	78	156
Depreciation and amortization	1,150	897
Equity in loss of affiliate	—	28
Operating lease deferred credit	78	(63)
Changes in operating assets and liabilities:
Accounts receivable	432	(603)
Related party receivables	—	(286)
Inventories	(18)	(155)
Prepaid and accrued income taxes	(829)	(1,164)
Prepaid expenses and other current assets	(247)	(59)
Other assets	(70)	—
Accounts payable - trade	(1,312)	(867)
Accrued expenses and other liabilities	161	(325)

Net cash used in operating activities	(481)	(3,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,274)	(1,043)
Consolidated cash balances of VIEs	648	—
Loans and advances made to employees	(59)	(17)
Payments received on employee receivables	33	287
Purchases of investment securities	(319)	(1,436)
Proceeds from sales of investment securities	1,743	4,488
Payments received on long-term receivables	34	42

Net cash provided by investing activities	806	2,321

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(54)	(52)
Dividends paid	(873)	(4,362)
Proceeds from issuance of stock upon exercise of stock options	12	—
Excess tax benefits related to stock-based compensation	1	—
Distributions to non-controlling interests	(101)	—
Payments received on stock option receivable	—	47

Net cash used in financing activities	(1,015)	(4,367)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(690)	(5,294)
CASH AND CASH EQUIVALENTS, Beginning of period	2,011	5,452

CASH AND CASH EQUIVALENTS, End of period	$1,321	$158

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$9	$9

Income taxes	$850	$941

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
January 1, 2011
(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of October 2, 2010, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated and condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended October 2, 2010. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

PRINCIPLES OF CONSOLIDATION – The consolidated condensed interim financial statements include the accounts of Ark Restaurants Corp. and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling interest. Also included in the consolidated condensed interim financial statements are certain variable interest entities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

NEW ACCOUNTING STANDARDS ADOPTED IN FISCAL 2011 — Effective October 3, 2010, the Company adopted amendments to Accounting Standards Code (“ASC”) Topic 810 (formerly FASB Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No 167”)). This requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This statement requires the Company to focus on a more qualitative approach, rather than a quantitative approach previously required for determining the primary beneficiary of a VIE, it also amended certain guidance for determining whether an entity is a VIE, added an additional requirement to assess whether an entity is a VIE, on an ongoing basis, and required enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The adoption of this guidance resulted in the consolidation of certain limited partnerships in the quarter ended January 1, 2011. The Company did not retroactively apply this guidance. See Note 2 for additional information regarding the impact of the adoption of this standard on the consolidated condensed financial statements.

2.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Upon adoption of the new accounting guidance for VIEs on October 3, 2010, the Company determined that it is the primary beneficiary of two VIEs which had not been previously consolidated, Ark Hollywood/Tampa Investment, LLC and Ark Connecticut Investment, LLC as the new guidance requires that a single party (including its related parties and de facto agents) be able to exercise their rights to remove the decision maker in order for the “kick-out” rights to be considered substantive. Previously, a simple majority of owners that could exercise kick-out rights was considered a substantive right. This change resulted in the need for consolidation.

The assets and liabilities associated with the Company’s consolidation of VIEs are as follows:

January 1, 2011

(in thousands)

Cash and cash equivalents	$648
Accounts receivable	1,510
Prepaid income taxes	113
Other current assets	40
Fixed assets, net	3,982
Other long-term assets	141

Total assets	$6,434

Accounts payable	$177
Accrued expenses and other current liabilities	1,810
Due to Ark Restaurants Corp and affiliates (1)	351

Total liabilities	2,338
Equity of variable interest entities	4,096

Total liabilities and equity	$6,434

          (1) Amounts Due to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

The liabilities recognized as a result of consolidating these VIEs do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

For the 13-week period ended January 1, 2011, aggregate revenue and operating expenses relating to these VIEs were $4,767,000 and $4,046,000, respectively, and are included in the accompanying consolidated condensed Statements of Operations.

3.	RECENT RESTAURANT EXPANSION

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

In the quarter ended January 1, 2011 the Company combined three fast food outlets located in the Village Eateries in the New York-New York Hotel & Casino Resort in Las Vegas into a new restaurant, The Broadway Burger Bar, which opened at the end of December 2010.

4.	INVESTMENT SECURITIES

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

The following available-for-sale securities (which all mature within one year) are re-measured to fair value on recurring basis and are valued using Level 1 inputs:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At January 1, 2011

Available for sale short-term:

Government debt securities	$6,006	$10	$—	$6,016

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At October 2, 2010

Available for sale short-term:

Government debt securities	$7,430	$8	$—	$7,438

Proceeds from the sale and redemption of investment securities amounted to $1,743,000 and $4,488,000 for the 13-week periods ended January 1, 2011 and January 2, 2010, respectively. No realized gains or losses were included in Other Income (Expense), Net for the 13-week period ended January 1, 2011 related to these sales and redemptions. Included in Other Income (Expense), Net are realized losses in the amount of $53,000 for the 13-week period ended January 2, 2010 related to these sales and redemptions.

5.	RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $29,000 at January 1, 2011 and October 2, 2010. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (3.25% at January 1, 2011).

6.	RELATED PARTY TRANSACTIONS

Receivables due from officers and employees, excluding stock option receivables, totaled $316,000 at January 1, 2011 and $290,000 at October 2, 2010. Such amounts are payable on demand and bear interest at the minimum statutory rate (0.41% at January 1, 2011).

7.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker’s compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. Included in Accrued Expenses and Other Current Liabilities is approximately $500,000 related to the potential settlement of such a claim against the Company.

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

The 2010 Stock Option Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Stock Option Plan, 500,000 options were authorized for future grant. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire six years after the date of grant. No options have been granted under the 2010 Plan and no options were granted during the 13 weeks ended January 1, 2011.

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk free interest rate.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, October 2, 2010	421,064	$22.88	$6.87	6.5 years

Granted	—
Exercised	(1,000)	$12.04	$3.53
Forfeited/Cancelled	—

Outstanding and expected to vest at January 1, 2011	420,064	$22.88	$6.88	6.3 years	$394,545

Exercisable at January 1, 2011	332,764	$25.76	$7.77	5.7 years	$197,217

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. As of January 1, 2011, there was approximately $113,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized in fiscal 2011.

Compensation cost for stock options is included in general and administrative expenses in the Company’s consolidated condensed statements of operations. Compensation cost for stock options was approximately $78,000 and $156,000 for the 13-week periods ended January 1, 2011 and January 2, 2010, respectively.

9.	INCOME TAXES

The income tax provision (benefit) on continuing operations for the 13-week periods ended January 1, 2011 and January 2, 2010 reflect effective tax rates of approximately 24% and (22%), respectively. The Company expects its effective tax rate for its current fiscal year to be approximately 23% to 27%, which is significantly lower than the statutory rate as a result of the inclusion of operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

The Company’s tax returns for the fiscal years 2008 and 2009 are currently under audit by the Internal Revenue Service. Management does not expect a material adjustment to the Company’s financial position or results of operations upon completion of this examination.

10.	LOSS PER SHARE OF COMMON STOCK

Net loss per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted loss per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13-week period ended January 1, 2011, options to purchase 174,564, 145,500 and 100,000 shares of common stock at a exercise prices of $12.04, $29.60 and $32.15 per share, respectively, were not included in diluted loss per share as their impact was antidilutive.

For the 13-week period ended January 2, 2010, options to purchase 176,600, 145,500 and 100,000 shares of common stock at a exercise prices of $12.04, $29.60 and $32.15 per share, respectively, were not included in diluted loss per share as their impact was antidilutive.

11.	DIVIDENDS

On December 8, 2010, the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

12.	SUBSEQUENT EVENTS

The Company was advised by the landlord that it would have to vacate the Gonzalez y Gonzalez property located in New York, NY, which was on a month-to-month lease, by the end of January 2011. The closure of this property, which occurred on January 31, 2011, is not expected to have a material impact on the Company’s consolidated results of operations or financial position.

During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. As a result, the Company closed this restaurant on February 6, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company had operating income of $58,000 in the first fiscal quarter of 2011 compared to a loss from operations of ($1,072,000) in the first fiscal quarter of 2010. This increase resulted primarily from: (i) the inclusion of operating income of approximately $700,000 from variable interest entities (“VIEs”) that were consolidated as of October 3, 2010 due to the adoption of new accounting guidance (see below); and (ii) an increase in operating income in the amount of approximately $700,000 related to our restaurant Robert in New York City.

Effective October 3, 2010, the Company adopted amendments to ASC 810 (formerly FASB Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”)). This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This guidance also requires the Company to focus on a more qualitative approach, rather than a quantitative approach previously required for determining the primary beneficiary of a VIE, amended certain guidance for determining whether an entity is a VIE, added an additional requirement to assess whether an entity is a VIE, on an ongoing basis, and required enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The adoption of this guidance resulted in the consolidation of two VIEs which had not been previously consolidated, Ark Hollywood/Tampa Investment, LLC and Ark Connecticut Investment, LLC in the quarter ended January 1, 2011. The Company did not retroactively apply this guidance.

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

The following discussion and analysis excludes the impacts of the VIEs consolidated in the quarter ended January 1, 2011.

Revenues

During the Company’s first fiscal quarter of 2011, total revenues of $27,774,000 (excluding revenues from VIEs in the amount of $4,767,000) increased 8.6% compared to total revenues of $25,576,000 in the first fiscal quarter of 2010. This increase is almost entirely due to sales related to our restaurants Robert in New York City which opened in December 2009 and The Sporting House in Las Vegas which opened in October 2010, both of which are not included in the same store sales analysis.

          Food and Beverage Same Store Sales

On a Company-wide basis, same store sales increased 0.5% during the first fiscal quarter of 2011 compared to the same period last year. Same store sales in Las Vegas decreased by $510,000 or 4.3% in the first fiscal quarter of 2011 compared to the first fiscal quarter of 2010. Same store sales in Las Vegas were negatively affected by the unwillingness of the public to engage in gaming activities and increase competition as a result of recently opened hotel and casinos. Same store sales in New York increased $349,000 or 5.3% during the first quarter of fiscal 2011 compared to 2010 primarily as a result of improved local economic conditions. Same store sales in Washington D.C. increased by $339,000 or 11.1% during the first quarter of fiscal 2011 compared to 2010 primarily as a result of improved local economic conditions. Same store sales in Atlantic City decreased by $115,000, or 18.2% in the first quarter of fiscal 2011 compared to 2010. Same store sales in Atlantic City were negatively affected by the unwillingness of the public to engage in gaming activities and the introduction of table games in the slot machine parlors located in nearby Pennsylvania. Same store sales in Boston increased $77,000 or 8.0% during the first quarter of fiscal 2011 compared to 2010 primarily as a result of improved local economic conditions.

          Other Revenue

Other Revenue in the amount of $41,000 in the first fiscal quarter of 2011 (excluding Other Revenue from VIEs in the amount of $116,000) was comparable to the same period last year in the amount of $43,000 excluding the impact of management fees included in Other Revenue in the first fiscal quarter of 2010 in the amount of approximately $458,000 related to VIEs which are now consolidated.

Costs and Expenses

Food and beverage costs for the first quarter of 2011 as a percentage of total revenues were 26.2% (excluding food and beverage costs associated with VIEs in the amount of $1,315,000) as compared to 25.5% for the first quarter of 2010. This increase is the result of higher commodity prices in the current quarter.

Payroll expenses as a percentage of total revenues were 35.7% for the first quarter of 2011 (excluding payroll expenses associated with VIEs in the amount of $1,342,000) as compared to 35.1% in the first quarter of 2010. The increase in payroll expenses as a percentage of revenue was primarily due to a decrease in sales in Las Vegas and start-up payroll at The Sporting House in Las Vegas. Occupancy expenses as a percentage of total revenues were 13.4% during the first fiscal quarter of 2011 (excluding occupancy costs associated with VIEs in the amount of $675,000) compared to 16.5% in the first quarter of 2010. This decrease in occupancy expenses as a percentage of revenue was due to a decrease in insurance premiums combined with increased sales at properties where rents are fixed. Other operating costs and expenses as a percentage of total revenues were 14.7% for the first fiscal quarter of 2011 (excluding other operating costs and expenses associated with VIEs in the amount of $567,000) as compared to 14.0% in the first quarter of 2010. This increase is attributable to a decrease in sales in Las Vegas. General and administrative expenses (which relate solely to the corporate office in New York City and therefore there is no impact from the VIEs) as a percentage of total revenues were 8.8% during the first fiscal quarter of 2011 compared to 9.6% in the first quarter of 2010. The decrease in general and administrative expenses as a percentage of revenue is due to the fixed nature of the expenses and the increase in revenue.

Income Taxes

The income tax provision (benefit) on continuing operations for the 13-week periods ended January 1, 2011 and January 2, 2010 reflect effective tax rates of approximately 24% and (22%), respectively. The Company expects its effective tax rate for its current fiscal year to be approximately 23% to 27%, which is significantly lower than the statutory rate as a result of the inclusion of operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

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

Net cash provided by investing activities in the first quarter of fiscal 2011 was $806,000 and resulted from net proceeds from the sales of investment securities and the inclusion of cash balances from VIEs in the amount of $648,000 partially offset by purchases of fixed assets at existing restaurants and the construction of The Broadway Burger Bar located at the New York-New York Hotel & Casino in Las Vegas, NV.

Net cash provided by investing activities in the first quarter of fiscal 2010 was $2,321,000 and resulted from net proceeds from the sales of investment securities partially offset by purchases of fixed assets at existing restaurants and the construction of Robert in New York City.

Net cash used in financing activities in the first quarter of fiscal 2011 and 2010 of $1,015,000 and $4,367,000, respectively was principally used for the payment of dividends.

The Company had a working capital surplus of $2,881,000 at January 1, 2011 (excluding working capital from VIEs in the amount of $324,000) as compared to a working capital surplus of $4,897,000 at October 2, 2010.

A quarterly cash dividend in the amount of $0.44 per share was declared on October 10, 2008. On September 16, 2009, our Board of Directors declared a special cash dividend in the amount of $1.00 per share. On December 1, 2009, March 1, 2010, May 26, 2010, August 27, 2010 and November 23, 2010, our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

In the quarter ended January 1, 2011 the Company combined three fast food outlets located in the Village Eateries in the New York-New York Hotel & Casino Resort in Las Vegas into a new restaurant, The Broadway Burger Bar, which opened at the end of December 2010.

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

The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended October 2, 2010. There have been no significant changes to such policies during fiscal 2011, other than the implementation of amendments to ASC 810 (formerly FASB Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”)) which required the Company to consolidate certain variable interest entities effective October 3, 2010.

Recently Adopted and Issued Accounting Standards

See Note 1 to the Consolidated Condensed Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2011 and the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of January 1, 2011 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010 (the “2010 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2010 Form 10-K. The risks described in the 2010 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

Date:	February 15, 2011

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein

Michael Weinstein
Chairman & Chief Executive Officer

By:	/s/ Robert J. Stewart

Robert J. Stewart
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)