Form 10-Q
period 2011-04-02
ARK RESTAURANTS CORP
filed 2011-05-17
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

Commission file number 1-09453

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller
reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at May 11, 2011

(Common stock, $.01 par value)	3,494,845

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements, other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable; any or all forward-looking statements may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	April 2, 2011	October 2, 2010

	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $834 at April 2, 2011 related to VIEs)	$2,672	$2,011
Short-term investments in available-for-sale securities	2,567	7,438
Accounts receivable (includes $1,618 at April 2, 2011 related to VIEs)	3,955	2,048
Related party receivables, net	—	1,044
Employee receivables	312	290
Current portion of long-term receivables	34	102
Inventories (includes $22 at April 2, 2011 related to VIEs)	1,657	1,652
Prepaid income taxes (includes $124 at April 2, 2011 related to VIEs)	1,079	—
Prepaid expenses and other current assets (includes $7 at April 2, 2011 related to VIEs)	512	797
Assets held for sale	400	—

Total current assets	13,188	15,382
FIXED ASSETS - Net (includes $3,887 at April 2, 2011 related to VIEs)	26,898	24,113
INTANGIBLE ASSETS - Net	33	37
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	6,149	6,149
OTHER ASSETS (includes $141 at April 2, 2011 related to VIEs)	940	416

TOTAL	$52,742	$51,631

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $217 at April 2, 2011 related to VIEs)	$2,287	$2,423
Accrued expenses and other current liabilities (includes $2,364 at April 2, 2011 related VIEs)	9,155	7,548
Accrued income taxes	—	290
Current portion of note payable	192	224

Total current liabilities	11,634	10,485
OPERATING LEASE DEFERRED CREDIT	3,497	3,628
NOTE PAYABLE, LESS CURRENT PORTION	—	78

TOTAL LIABILITIES	15,131	14,191

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,670 shares and 5,668 shares at April 2, 2011 and October 2, 2010, respectively; outstanding, 3,493 shares and 3,491 shares at April 2, 2011 and October 2, 2010, respectively	57	57
Additional paid-in capital	23,238	23,050
Accumulated other comprehensive income	3	8
Retained earnings	18,696	22,554

	41,994	45,669
Less stock option receivable	(29)	(29)
Less treasury stock, at cost, of 2,177 shares at April 2, 2011 and October 2, 2010	(10,095)	(10,095)

Total Ark Restaurants Corp. shareholders’ equity	31,870	35,545
NON-CONTROLLING INTERESTS	5,741	1,895

TOTAL EQUITY	37,611	37,440

TOTAL	$52,742	$51,631

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended

	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

		(Note 1)		(Note 1)
REVENUES:
Food and beverage sales	$30,024	$23,887	$62,279	$48,962
Other revenue	195	1,226	353	1,727

Total revenues (includes $5,748 and $10,515 for the 13-weeks and 26-weeks ended April 2, 2011, respectively, related to VIEs)	30,219	25,113	62,632	50,689

COSTS AND EXPENSES:
Food and beverage cost of sales	8,339	6,480	16,877	13,002
Payroll expenses	10,940	8,795	22,086	17,777
Occupancy expenses	5,086	3,851	9,424	8,069
Other operating costs and expenses	3,892	3,710	8,502	7,295
General and administrative expenses	2,360	2,626	4,807	5,071
Depreciation and amortization	1,127	1,023	2,278	1,920

Total costs and expenses (includes $4,477 and $8,523 for the 13-weeks and 26-weeks ended April 2, 2011, respectively, related to VIEs)	31,744	26,485	63,974	53,134

OPERATING LOSS	(1,525)	(1,372)	(1,342)	(2,445)

OTHER (INCOME) EXPENSE:
Interest expense	4	8	9	16
Interest income	(26)	(15)	(30)	(72)
Other (income) expense, net	(208)	(11)	(278)	(5)

Total other (income) expense, net	(230)	(18)	(299)	(61)

Loss before benefit for income taxes	(1,295)	(1,354)	(1,043)	(2,384)
Benefit for income taxes	(278)	(373)	(217)	(596)

LOSS FROM CONTINUING OPERATIONS	(1,017)	(981)	(826)	(1,788)

DISCONTINUED OPERATIONS:
Loss from operations of discontinued restaurant (includes a net loss on disposal of $71 for the 13-weeks ended April 2, 2011)	(93)	—	(219)	—
Benefit for income taxes	(8)	—	(39)	—

LOSS FROM DISCONTINUED OPERATIONS	(85)	—	(180)	—

CONSOLIDATED NET LOSS	(1,102)	(981)	(1,006)	(1,788)
Net (income) loss attributable to non-controlling interests	(451)	310	(759)	393

NET LOSS ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(1,553)	$(671)	$(1,765)	$(1,395)

AMOUNTS ATTRIBUTABLE TO ARK RESTAURANTS CORP.:
Loss from continuing operations	$(1,468)	$(671)	$(1,585)	$(1,395)
Loss from discontinued operations, net of tax	(85)	—	(180)	—

Net loss	$(1,553)	$(671)	$(1,765)	$(1,395)

NET LOSS PER ARK RESTAURANTS CORP. COMMON SHARE:
From continuing operations:
Basic	$(0.42)	$(0.19)	$(0.46)	$(0.40)

Diluted	$(0.42)	$(0.19)	$(0.46)	$(0.40)

From discontinued operations:
Basic	$(0.02)	$—	$(0.05)	$—

Diluted	$(0.02)	$—	$(0.05)	$—

From net loss:
Basic	$(0.44)	$(0.19)	$(0.51)	$(0.40)

Diluted	$(0.44)	$(0.19)	$(0.51)	$(0.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,493	3,490	3,493	3,490

Diluted	3,493	3,490	3,493	3,490

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
FOR THE TWENTY SIX WEEKS ENDED APRIL 3, 2010 AND APRIL 2, 2011
(In Thousands)

								Total Ark Restaurants Corp. Shareholders’ Equity
			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stock Option Receivable	Treasury Stock		Non- controlling Interests	Total Equity
	Common Stock

	Shares	Amount

BALANCE - October 3, 2009	5,667	$57	$22,501	$(29)	$23,440	$(76)	$(10,095)	$35,798	$2,304	$38,102

Net loss attributable to Ark Restaurants Corp.	—	—	—	—	(1,395)	—	—	(1,395)	—	(1,395)
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(393)	(393)
Unrealized gain on available-for-sale securities	—	—	—	34	—	—	—	34	—	34

Total comprehensive loss								(1,361)	(393)	(1,754)

Stock-based compensation	—	—	312	—	—	—	—	312	—	312
Payment of dividends - $0.50 per share	—	—	—	—	(1,745)	—	—	(1,745)	—	(1,745)
Repayments on stock option receivable	—	—	—	—	—	47	—	47	—	47

BALANCE - April 3, 2010	5,667	$57	$22,813	$5	$20,300	$(29)	$(10,095)	$33,051	$1,911	$34,962

BALANCE - October 2, 2010	5,668	$57	$23,050	$8	$22,554	$(29)	$(10,095)	$35,545	$1,895	$37,440

Cumulative effect adjustment related to consolidation of variable interest entities upon the adoption of the amendments to ASC Topic 810	—	—	—	—	(348)	—	—	(348)	3,765	3,417

BALANCE - October 3, 2010	5,668	57	23,050	8	22,206	(29)	(10,095)	35,197	5,660	40,857

Net loss attributable to Ark Restaurants Corp.	—	—	—	—	(1,765)	—	—	(1,765)	—	(1,765)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	759	759
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	—	—	(5)	—	(5)

Total comprehensive income (loss)								(1,770)	759	(1,011)

Exercise of stock options	2	—	30	—	—	—	—	30	—	30
Tax benefit on exercise of stock options	—	—	3	—	—	—	—	3	—	3
Stock-based compensation	—	—	155	—	—	—	—	155	—	155
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(678)	(678)
Payment of dividends - $0.50 per share	—	—	—	—	(1,745)	—	—	(1,745)	—	(1,745)

BALANCE - April 2, 2011	5,670	$57	$23,238	$3	$18,696	$(29)	$(10,095)	$31,870	$5,741	$37,611

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	26 Weeks Ended

	April 2, 2011	April 3, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(1,006)	$(1,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	155	312
Excess tax benefits related to stock-based compensation	(3)	—
Depreciation and amortization	2,278	1,920
Equity in loss of affiliate	—	72
Operating lease deferred credit	37	(116)
Changes in operating assets and liabilities:
Accounts receivable	(95)	(109)
Related party receivables	—	(835)
Inventories	6	(126)
Prepaid and accrued income taxes	(1,366)	(2,079)
Prepaid expenses and other current assets	286	(159)
Other assets	(453)	(1)
Accounts payable - trade	(1,468)	(346)
Accrued expenses and other liabilities	778	370

Net cash used in operating activities	(851)	(2,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,548)	(1,277)
Consolidated cash balances of VIEs	648	—
Loans and advances made to employees	(68)	(37)
Payments received on employee receivables	46	347
Purchases of investment securities	(1,891)	(3,737)
Proceeds from sales of investment securities	6,757	9,927
Payments received on long-term receivables	68	63

Net cash provided by investing activities	4,012	5,286

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(110)	(103)
Dividends paid	(1,745)	(5,235)
Proceeds from issuance of stock upon exercise of stock options	30	—
Excess tax benefits related to stock-based compensation	3	—
Distributions to non-controlling interests	(678)	—
Payments received on stock option receivable	—	47

Net cash used in financing activities	(2,500)	(5,291)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	661	(2,890)
CASH AND CASH EQUIVALENTS, Beginning of period	2,011	5,452

CASH AND CASH EQUIVALENTS, End of period	$2,672	$2,562

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$9	$18

Income taxes	$1,115	$1,487

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
April 2, 2011
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

PRINCIPLES OF CONSOLIDATION — The consolidated condensed interim financial statements include the accounts of Ark Restaurants Corp. and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling interest. Also included in the consolidated condensed interim financial statements are certain variable interest entities. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The assets and liabilities associated with the Company’s consolidation of VIEs are as follows:

April 2, 2011

(in thousands)

Cash and cash equivalents	$834
Accounts receivable	1,618
Inventories	22
Prepaid income taxes	124
Due from Ark Restaurants Corp and affiliates (1)	96
Other current assets	7
Fixed assets, net	3,887
Other long-term assets	141

Total assets	$6,729

Accounts payable	$217
Accrued expenses and other current liabilities	2,364

Total liabilities	2,581
Equity of variable interest entities	4,148

Total liabilities and equity	$6,729

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

For the 13-week and 26-week periods ended April 2, 2011, aggregate revenue and operating expenses relating to these VIEs were $5,748,000 and $10,515,000, and $4,477,000 and $8,523,000, respectively, and are included in the accompanying Consolidated Condensed Statements of Operations.

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

4. RECENT RESTAURANT DISPOSITIONS

The Company was advised by the landlord that it would have to vacate the Gonzalez y Gonzalez property located in New York, NY, which was on a month-to-month lease. The closure of this property occurred on January 31, 2011.

During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. As a result, the Company closed this restaurant on February 6, 2011 and it was sold on April 28, 2011 for $400,000, including a four-year note for $100,000 bearing interest at 6%. The Company realized a loss on the sale of $71,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $22,000 and $148,000 for the 13-weeks and 26-weeks ended April 2, 2011, respectively, all of which are included in discontinued operations in the accompanying Consolidated Condensed Statement of Operations.

The following table presents assets that are measured and recognized at fair value on a non-recurring basis as of April 2, 2011:

	Fair Value Measurements at April 2, 2011 Using:

	Total	Level 1	Level 2	Level 3	Total Losses

Assets
Assets Held for Sale	$400	$400	$—	$—	$71

Total Assets Held for Sale	$400	$400	$—	$—	$71

5. INVESTMENT SECURITIES

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

The following available-for-sale securities (which all mature within one year) are re-measured to fair value on recurring basis and are valued using Level 1 inputs:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At April 2, 2011
Available for sale short-term:
Government debt securities	$2,564	$3	$—	$2,567

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At October 2, 2010
Available for sale short-term:
Government debt securities	$7,430	$8	$—	$7,438

Proceeds from the sale and redemption of investment securities amounted to $6,757,000 and $9,927,000 for the 26-week periods ended April 2, 2011 and April 3, 2010, respectively. No realized gains or losses were included in Other income (expense), net for the 26-week period ended April 2, 2011. Included in Other income (expense), net are realized losses in the amount of $53,000 for the 26-week period ended April 3, 2010 related to these sales and redemptions.

6. RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $29,000 at April 2, 2011 and October 2, 2010. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (3.25% at April 2, 2011).

7. RELATED PARTY TRANSACTIONS

Receivables due from officers and employees, excluding stock option receivables, totaled $312,000 at April 2, 2011 and $290,000 at October 2, 2010. Such amounts are payable on demand and bear interest at the minimum statutory rate (0.54% at April 2, 2011).

8. COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker’s compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. During the second fiscal quarter of 2011 the Company settled a claim for an amount of approximately $350,000 and maintains an accrual of $150,000, which is included in Accrued Expenses and Other Current Liabilities, related to the settlement of additional claims against the Company.

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court by March 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. To date, the Company has spent approximately $1,200,000 related to this commitment in connection with The Broadway Burger Bar construction discussed above.

On March 18, 2011 a subsidiary of the Company entered into a lease agreement to operate a yet to be named restaurant and bar in New York City. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility, which the Company expects to be $4,000,000 to $5,000,000. The initial term of the lease for this facility will expire on March 31, 2027 and will have one five-year renewal. The Company anticipates the restaurant will open during the first quarter of the 2012 fiscal year.

9. STOCK OPTIONS

The Company has options outstanding under two stock option plans, the 2004 Stock Option Plan (the “2004 Plan”) and the 2010 Stock Option Plan (the “2010 Plan”), which was approved by shareholders in the second quarter of 2010. Effective with this approval, the Company terminated the 2004 Plan. This action terminated the 400 authorized but unissued options under the 2004 Plan but it did not affect any of the options previously issued under the 2004 Plan. Options granted under the 2004 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant.

The 2010 Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Plan, 500,000 options were authorized for future grant. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire six years after the date of grant. No options have been granted under the 2010 Plan and no options were granted during the 26 weeks ended April 2, 2011.

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk free interest rate.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, October 2, 2010	421,064	$22.88	$6.87	6.5 years

Granted	—
Exercised	(2,500)	$12.04	$3.53
Forfeited/Cancelled	—

Outstanding and expected to vest at April 2, 2011	418,564	$22.88	$6.88	6.0 years	$382,264

Exercisable at April 2, 2011	332,764	$25.76	$7.77	5.5 years	$192,749

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. As of April 2, 2011, there was approximately $35,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized in the third fiscal quarter of 2011.

Compensation cost for stock options is included in general and administrative expenses in the Company’s consolidated condensed statements of operations. Compensation cost for stock options was approximately $155,000 and $312,000 for the 26-week periods ended April 2, 2011 and April 3, 2010, respectively and $77,000 and $156,000 for the 13-week periods ended April 2, 2011 and April 3, 2010, respectively.

10. INCOME TAXES

The income tax benefit on losses from continuing operations for the 26-week periods ended April 2, 2011 and April 3, 2010 reflect effective tax rates of approximately (21%) and (25%), respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

An audit of the Company’s tax returns for the fiscal years 2008 and 2009 was recently completed by the Internal Revenue Service and did not result in a material adjustment to the Company’s financial position or results of operations.

11. LOSS PER SHARE OF COMMON STOCK

Net loss per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted loss per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13 and 26-week periods ended April 2, 2011, options to purchase 173,064, 145,500 and 100,000 shares of common stock at a exercise prices of $12.04, $29.60 and $32.15 per share, respectively, were not included in diluted loss per share as their impact was antidilutive.

For the 13 and 26-week periods ended April 3, 2010, options to purchase 176,600, 145,500 and 100,000 shares of common stock at a exercise prices of $12.04, $29.60 and $32.15 per share, respectively, were not included in diluted loss per share as their impact was antidilutive.

12. DIVIDENDS

On December 8, 2010 and April 1, 2011 the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

13. SUBSEQUENT EVENTS

On April 17, 2011 the Company suffered a flood at its Sequoia property located in Washington, DC. Although the exact amount of the loss is not currently determinable, the Company expects to recover substantially all of its losses through insurance proceeds and does not expect amounts not covered by insurance to have a material impact on its financial position, results of operations or cash flows.

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

Overview

The Company had a loss from continuing operations of ($1,468,000) in the second fiscal quarter of 2011 compared to a loss from continuing operations of ($671,000) in the second fiscal quarter of 2010. This decrease resulted primarily from a decrease in operating income from variable interest entities (“VIEs”) that were consolidated as of October 3, 2010 due to the adoption of new accounting guidance (see below).

Effective October 3, 2010, the Company adopted amendments to ASC 810 (formerly FASB Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”)). This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This guidance also requires the Company to focus on a more qualitative approach, rather than a quantitative approach previously required for determining the primary beneficiary of a VIE, amended certain guidance for determining whether an entity is a VIE, added an additional requirement to assess whether an entity is a VIE on an ongoing basis, and required enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The adoption of this guidance resulted in the consolidation of two VIEs which had not been previously consolidated, Ark Hollywood/Tampa Investment, LLC and Ark Connecticut Investment, LLC, as of October 3, 2010. The Company did not retroactively apply this guidance.

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

The following discussion and analysis excludes the impacts of the VIEs consolidated as of October 3, 2010 and whose impacts were included in Other Revenues in prior periods.

Revenues

During the Company’s second fiscal quarter of 2011, revenues of $24,471,000 (excluding revenues from VIEs in the amount of $5,748,000) decreased 2.6% compared to revenues of $25,113,000 in the second fiscal quarter of 2010. This decrease is primarily due to: (i) a decrease in sales at Gonzalez y Gonzalez, which was closed in January 2011, (ii) the impact of management fees related to the VIEs which were included in Other Revenue in the prior period and are now consolidated, as discussed above, and (iii) a slight decrease in sales at most of our properties due to poor weather conditions, partially offset by sales at The Sporting House, in Las Vegas, which opened in October 2010.

          Food and Beverage Same-Store Sales

On a Company-wide basis, same store sales increased 0.7% during the second fiscal quarter of 2011 compared to the same period last year. Same-store sales in Las Vegas increased by $553,000 or 4.5% in the second fiscal quarter of 2011 compared to the second fiscal quarter of 2010 primarily as a result of combining three fast food outlets located in the Village Eateries in the New York-New York Hotel & Casino Resort in Las Vegas into a new restaurant, The Broadway Burger Bar, which opened at the end of December 2010. Same-store sales in New York decreased $300,000 or 6.4% during the second quarter of fiscal 2011 compared to 2010 primarily as a result of poor weather conditions as compared to unusually mild March in the prior year. Same store sales in Washington D.C. decreased by $119,000 or 4.4% during the second quarter of fiscal 2011 compared to 2010 primarily as a result of poor weather conditions as compared to the prior year. Same-store sales in Atlantic City increased by $113,000, or 20.3% in the second quarter of fiscal 2011 compared to 2010 as result of new ownership at Resorts Casino Hotel and their significant marketing efforts for the property. Same-store sales in Boston decreased $102,000 or 14.0% during the second quarter of fiscal 2011 compared to 2010 primarily as a result of poor weather conditions as compared to the prior year.

During the Company’s 26-week period ended April 2, 2011, revenues of $52,117,000 (excluding revenues from VIEs in the amount of $10,515,000) increased 2.8% compared to revenues of $50,689,000 in the 26-week period ended April 3, 2010, primarily as a result of sales related to our restaurants Robert in New York City which opened in December 2009 and The

Sporting House in Las Vegas, which opened in October 2010, offset by a decrease in sales at Gonzalez y Gonzalez, which was closed in January 2011 and the impact of the VIE Management Fees discussed above.

          Other Revenue

The decreases in the Other Revenue for the 13-week and 26-week periods ended April 2, 2011 compared with the comparable periods of the prior year are due to the impact of management fees included in Other Revenue in the prior periods related to VIEs which are now consolidated.

Costs and Expenses

Food and beverage costs for the second quarter of 2011 as a percentage of total revenues were 27.4% (excluding food and beverage costs associated with VIEs in the amount of $1,626,000) as compared to 25.8% for the second quarter of 2010. Food and beverage costs for the 26-weeks ended April 2, 2011 as a percentage of total revenues were 26.7% (excluding food and beverage costs associated with VIEs in the amount of $2,941,000) as compared to 25.7% for the 26-week period ended April 3, 2010. These increases are the result of higher commodity prices in the current fiscal year.

Payroll expenses as a percentage of total revenues were 38.7% for the second quarter of 2011 (excluding payroll expenses associated with VIEs in the amount of $1,458,000) as compared to 35.0% in the second quarter of 2010. Payroll expenses for the 26-weeks ended April, 2, 2011 as a percentage of total revenues were 37.0% (excluding payroll expenses associated with VIEs in the amount of $2,799,000) as compared to 35.1% for the 26-week period ended April 3, 2010. These increases in payroll expenses as a percentage of revenue were primarily due to start-up payroll at The Sporting House in Las Vegas.

Occupancy expenses as a percentage of total revenues were 17.8% during the second fiscal quarter of 2011 (excluding occupancy expenses associated with VIEs in the amount of $735,000) compared to 15.3% in the second quarter of 2010. This increase in occupancy expenses as a percentage of revenue was primarily due to contingent rentals at The Sporting House in Las Vegas. Occupancy expenses for the 26-weeks ended April, 2, 2011 as a percentage of total revenues were 15.4% (excluding occupancy expenses associated with VIEs in the amount of $1,410,000) as compared to 15.9% for the 26-week period ended April 3, 2010. This decrease in occupancy expenses as a percentage of revenue was due to a decrease in insurance premiums combined with increased sales at properties where rents are fixed partially offset by contingent rentals at The Sporting House in Las Vegas.

Other operating costs and expenses as a percentage of total revenues were 13.9% for the second fiscal quarter of 2011 (excluding other operating costs and expenses associated with VIEs in the amount of $496,000) as compared to 14.8% in the second quarter of 2010. This decrease in other operating costs and expenses as a percentage of revenue was due primarily to unusually high other operating cost and expense levels in the second quarter of fiscal 2010. Other operating costs and expenses for the 26-weeks ended April, 2, 2011 as a percentage of total revenues were 14.2% (excluding other operating costs and expenses associated with VIEs in the amount of $1,085,000) and were comparable to 14.4% for the 26-week period ended April 3, 2010.

General and administrative expenses (which relate solely to the corporate office in New York City and therefore there is no impact from the VIEs) as a percentage of total revenues were 9.6% and 9.2% for the 13-week and 26-week periods ended April 2, 2011, respectively, compared to 10.5% and 10.0% for the 13-week and 26-week periods ended April 3, 2010, respectively. The decrease in general and administrative expenses as a percentage of revenue is due to the fixed nature of the expenses and the increase in revenues discussed above.

Income Taxes

The income tax benefit on losses from continuing operations for the 26-week periods ended April 2, 2011 and April 3, 2010 reflect effective tax rates of approximately (21%) and (25%), respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

An audit of the Company’s tax returns for the fiscal years 2008 and 2009 was recently completed by the Internal Revenue Service and did not result in a material adjustment to the Company’s financial position or results of operations.

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

Net cash provided by investing activities for the 26-week period ended April 2, 2011 was $4,198,000 and resulted from net proceeds from the sales of investment securities and the inclusion of cash balances from VIEs in the amount of $834,000 partially offset by purchases of fixed assets at existing restaurants and the construction of The Broadway Burger Bar located at the New York-New York Hotel & Casino in Las Vegas, NV.

Net cash provided by investing activities for the 26-week period ended April 3, 2010 was $5,286,000 and resulted from net proceeds from the sales of investment securities partially offset by purchases of fixed assets at existing restaurants and the construction of Robert in New York City.

Net cash used in financing activities for the 26-week periods ended April 2, 2011 and April 3, 2010 of $2,500,000 and $5,291,000, respectively was principally used for the payment of dividends.

The Company had a working capital surplus of $1,530,000 at April 2, 2011 (excluding working capital from VIEs in the amount of $24,000) as compared to a working capital surplus of $4,897,000 at October 2, 2010.

On December 8, 2010 and April 1, 2011 the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. We intend to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court by March 2012. In exchange for this commitment the landlord agreed to extend the food court lease for an additional four years. To date, the Company has spent approximately $1,200,000 related to this commitment in connection with The Broadway Burger Bar construction discussed above.

On March 18, 2011 a subsidiary of the Company entered into a lease agreement to operate a yet to be named restaurant and bar in New York City. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility, which the Company expects to be $4,000,000 to $5,000,000. The initial term of the lease for this facility will expire on March 31, 2027 and will have one five-year renewal. The Company anticipates the restaurant will open during the first quarter of the 2012 fiscal year.

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

Recent Restaurant Dispositions

During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. As a result, the Company closed this restaurant on February 6, 2011 and it was sold on April 28, 2011 for $400,000, including a four-year note for $100,000 bearing interest at 6%. The Company realized a loss on the sale of $71,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $22,000 and $148,000 for the 13-weeks and 26-weeks ended April 2, 2011, respectively, all of which are included in discontinued operations in the accompanying Consolidated Condensed Statement of Operations.

The Company was advised by the landlord that it would have to vacate the Gonzalez y Gonzalez property located in New York, NY, which was on a month-to-month lease. The closure of this property occurred on January 31, 2011.

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

Recently Adopted and Issued Accounting Standards

See Note 1 to the Consolidated Condensed Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2011 and the expected dates of adoption and the anticipated impact on the Consolidated Condensed Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of April 2, 2011 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	May 17, 2011

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein

Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart

Robert J. Stewart
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)