Form 10-Q
period 2011-07-02
ARK RESTAURANTS CORP
filed 2011-08-16
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at August 11, 2011

(Common stock, $.01 par value)	3,494,845

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may make statements in this Quarterly Report on Form 10-Qregarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements, other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Part I. Financial Information Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	July 2, 2011	October 2, 2010

	(unaudited)	(Note 1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $424 at July 2, 2011 related to VIEs)	$4,802	$2,011
Short-term investments in available-for-sale securities	2,694	7,438
Accounts receivable (includes $1,738 at July 2, 2011 related to VIEs)	4,878	2,048
Related party receivables, net	—	1,044
Employee receivables	288	290
Current portion of long-term receivables	21	102
Inventories (includes $22 at July 2, 2011 related to VIEs)	1,639	1,652
Prepaid income taxes (includes $124 at July 2, 2011 related to VIEs)	699	—
Prepaid expenses and other current assets (includes $11 at July 2, 2011 related to VIEs)	662	797

Total current assets	15,683	15,382
LONG-TERM RECEIVABLES, LESS CURRENT PORTION	79	—
FIXED ASSETS - Net (includes $3,749 at July 2, 2011 related to VIEs)	26,560	24,113
INTANGIBLE ASSETS - Net	431	37
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	6,149	6,149
OTHER ASSETS (includes $141 at July 2, 2011 related to VIEs)	1,039	416

TOTAL	$55,475	$51,631

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $198 at July 2, 2011 related to VIEs)	$2,866	$2,423
Accrued expenses and other current liabilities (includes $2,141 at July 2, 2011 related to VIEs)	9,907	7,548
Accrued income taxes	—	290
Current portion of note payable	136	224

Total current liabilities	12,909	10,485
OPERATING LEASE DEFERRED CREDIT	3,515	3,628
NOTE PAYABLE, LESS CURRENT PORTION	—	78

TOTAL LIABILITIES	16,424	14,191

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,672 shares and 5,668 shares at July 2, 2011 and October 2, 2010, respectively; outstanding, 3,495 shares and 3,491 shares at July 2, 2011 and October 2, 2010, respectively	57	57
Additional paid-in capital	23,291	23,050
Accumulated other comprehensive income	5	8
Retained earnings	20,128	22,554

	43,481	45,669
Less stock option receivable	(29)	(29)
Less treasury stock, at cost, of 2,177 shares at July 2, 2011and October 2, 2010	(10,095)	(10,095)

Total Ark Restaurants Corp. shareholders’ equity	33,357	35,545
NON-CONTROLLING INTERESTS	5,694	1,895

TOTAL EQUITY	39,051	37,440

TOTAL	$55,475	$51,631

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended

	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

		(Note 1)		(Note 1)
REVENUES:
Food and beverage sales	$39,191	$34,559	$101,470	$83,522
Other revenue	166	603	518	2,330

Total revenues (includes $5,895 and $16,595 for the 13-weeks and 39-weeks ended July 2, 2011, respectively, related to VIEs)	39,357	35,162	101,988	85,852

COSTS AND EXPENSES:
Food and beverage cost of sales	10,761	8,988	27,636	21,991
Payroll expenses	11,948	10,015	34,034	27,792
Occupancy expenses	5,105	4,263	14,529	12,332
Other operating costs and expenses	5,062	4,396	13,563	11,691
General and administrative expenses	2,309	2,207	7,117	7,278
Depreciation and amortization	1,053	972	3,331	2,892

Total costs and expenses (includes $4,665 and $13,188 for the 13-weeks and 39-weeks ended July 2, 2011, respectively, related to VIEs)	36,238	30,841	100,210	83,976

OPERATING INCOME	3,119	4,321	1,778	1,876

OTHER (INCOME) EXPENSE:
Interest expense	3	7	12	23
Interest income	(55)	(4)	(86)	(75)
Other (income) expense, net	(122)	51	(400)	45

Total other (income) expense, net	(174)	54	(474)	(7)

Income before provision for income taxes	3,293	4,267	2,252	1,883
Provision for income taxes	490	1,206	273	610

INCOME FROM CONTINUING OPERATIONS	2,803	3,061	1,979	1,273

DISCONTINUED OPERATIONS:
Loss from operations of discontinued restaurant (includes a net loss on disposal of $71 for the 39-weeks ended July 2, 2011)	—	—	(219)	—
Benefit for income taxes	(23)	—	(61)	—

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	23	—	(158)	—

CONSOLIDATED NET INCOME	2,826	3,061	1,821	1,273
Net (income) loss attributable to non-controlling interests	(520)	(145)	(1,280)	248

NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$2,306	$2,916	$541	$1,521

AMOUNTS ATTRIBUTABLE TO ARK RESTAURANTS CORP.:
Income from continuing operations	$2,283	$2,916	$699	$1,521
Income (loss) from discontinued operations, net of tax	23	—	(158)	—

Net income	$2,306	$2,916	$541	$1,521

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
From continuing operations:
Basic	$0.65	$0.84	$0.20	$0.44

Diluted	$0.64	$0.83	$0.20	$0.43

From discontinued operations:
Basic	$0.01	$—	$(0.05)	$—

Diluted	$0.01	$—	$(0.05)	$—

From net income:
Basic	$0.66	$0.84	$0.15	$0.44

Diluted	$0.65	$0.83	$0.15	$0.43

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,495	3,490	3,494	3,490

Diluted	3,537	3,513	3,526	3,515

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
FOR THE THIRTY NINE WEEKS ENDED JULY 3, 2010 AND JULY 2, 2011
(In Thousands)

								Total Ark Restaurants Corp. Shareholders’ Equity
				Accumulated Other Comprehensive Income (Loss)
	Common Stock		Additional Paid-In Capital		Retained Earnings	Stock Option Receivable	Treasury Stock		Non- controlling Interests	Total Equity

	Shares	Amount

BALANCE - October 3, 2009	5,667	$57	$22,501	$(29)	$23,440	$(76)	$(10,095)	$35,798	$2,304	$38,102

Net income attributable to Ark Restaurants Corp.	—	—	—	—	1,521	—	—	1,521	—	1,521
Net loss attributable to non-controlling interests	—	—	—	—	—	—	—	—	(248)	(248)
Unrealized gain on available-for-sale securities	—	—	—	37	—	—	—	37	—	37

Total comprehensive income (loss)								1,558	(248)	1,310

Stock-based compensation	—	—	458	—	—	—	—	458	—	458
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(121)	(121)
Payment of dividends - $0.75 per share	—	—	—	—	(2,618)	—	—	(2,618)	—	(2,618)
Repayments on stock option receivable	—	—	—	—	—	47	—	47	—	47

BALANCE - July 3, 2010	5,667	$57	$22,959	$8	$22,343	$(29)	$(10,095)	$35,243	$1,935	$37,178

BALANCE - October 2, 2010	5,668	$57	$23,050	$8	$22,554	$(29)	$(10,095)	$35,545	$1,895	$37,440

Cumulative effect adjustment related to consolidation of variable interest entities upon the adoption of the amendments to ASC Topic 810	—	—	—	—	(348)	—	—	(348)	3,765	3,417

BALANCE - October 3, 2010	5,668	57	23,050	8	22,206	(29)	(10,095)	35,197	5,660	40,857

Net income attributable to Ark Restaurants Corp.	—	—	—	—	541	—	—	541	—	541
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	1,280	1,280
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	—	—	(3)	—	(3)

Total comprehensive income								538	1,280	1,818

Exercise of stock options	4	—	48	—	—	—	—	48	—	48
Tax benefit on exercise of stock options	—	—	3	—	—	—	—	3	—	3
Stock-based compensation	—	—	190	—	—	—	—	190	—	190
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,246)	(1,246)
Payment of dividends - $0.75 per share	—	—	—	—	(2,619)	—	—	(2,619)	—	(2,619)

BALANCE - July 2, 2011	5,672	$57	$23,291	$5	$20,128	$(29)	$(10,095)	$33,357	$5,694	$39,051

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	39 Weeks Ended

	July 2, 2011	July 3, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,821	$1,273
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on disposal of discontinued operation	71	—
Stock-based compensation	190	458
Excess tax benefits related to stock-based compensation	(3)	—
Depreciation and amortization	3,331	2,892
Equity in loss of affiliate	—	175
Operating lease deferred credit	55	(171)
Changes in operating assets and liabilities:
Accounts receivable	(1,018)	32
Related party receivables	—	(921)
Inventories	24	(147)
Prepaid and accrued income taxes	(986)	(858)
Prepaid expenses and other current assets	136	(73)
Other assets	(552)	(54)
Accounts payable - trade	(889)	(447)
Accrued expenses and other liabilities	1,421	1,037

Net cash provided by operating activities	3,601	3,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,332)	(1,763)
Purchase of management rights	(400)	—
Proceeds from sale of discontinued operation	300	—
Consolidated cash balances of VIEs	757	—
Loans and advances made to employees	(75)	(57)
Payments received on employee receivables	77	367
Purchases of investment securities	(2,016)	(6,972)
Proceeds from sales of investment securities	6,757	10,143
Payments received on long-term receivables	102	97

Net cash provided by investing activities	3,170	1,815

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(166)	(156)
Dividends paid	(2,619)	(6,108)
Proceeds from issuance of stock upon exercise of stock options	48	—
Excess tax benefits related to stock-based compensation	3	—
Distributions to non-controlling interests	(1,246)	(121)
Payments received on stock option receivable	—	47

Net cash used in financing activities	(3,980)	(6,338)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,791	(1,327)
CASH AND CASH EQUIVALENTS, Beginning of period	2,011	5,452

CASH AND CASH EQUIVALENTS, End of period	$4,802	$4,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$12	$27

Income taxes	$1,201	$1,603

Non-cash investing activity:
Note received in connection with sale of discontinued operation	$100	$—

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
July 2, 2011
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

NEW ACCOUNTING STANDARDS ADOPTED IN FISCAL 2011 — Effective October 3, 2010, the Company adopted amendments to Accounting Standards Code (“ASC”) Topic 810 (formerly the Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No 167”)). This requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This statement requires the Company to focus on a more qualitative approach, rather than a quantitative approach previously required for determining the primary beneficiary of a VIE, it also amended certain guidance for determining whether an entity is a VIE, added an additional requirement to assess whether an entity is a VIE, on an ongoing basis, and required enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The adoption of this guidance resulted in the consolidation of certain limited partnerships in the quarter ended January 1, 2011. The Company did not retroactively apply this guidance. See Note 2 for additional information regarding the impact of the adoption of this standard on the consolidated condensed financial statements.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In May 2011, the FASB issued guidance that amends U.S. GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The provisions of this guidance are effective for the first reporting period (including interim periods) beginning after December 15, 2011. We are currently evaluating the impact this accounting standard update will have on our consolidated results of operations, financial condition or disclosures.

In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. As the new accounting guidance will only amend the presentation requirements of other comprehensive income, we do not expect the adoption to have any impact on our consolidated financial condition or results of operations.

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

The assets and liabilities associated with the Company’s consolidation of VIEs are as follows:

July 2, 2011

(in thousands)

Cash and cash equivalents	$424
Accounts receivable	1,738
Inventories	22
Prepaid income taxes	124
Due from Ark Restaurants Corp. and affiliates (1)	284
Other current assets	11
Fixed assets, net	3,749
Other long-term assets	141

Total assets	$6,493

Accounts payable	$198
Accrued expenses and other current liabilities	2,141

Total liabilities	2,339
Equity of variable interest entities	4,154

Total liabilities and equity	$6,493

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

For the 13-week and 39-week periods ended July 2, 2011, aggregate revenue and operating expenses relating to these VIEs were $5,895,000 and $16,595,000, and $4,665,000 and $13,188,000, respectively, and are included in the accompanying Consolidated Condensed Statements of Operations.

3.	RECENT RESTAURANT EXPANSION

In August 2010, the Company entered into an agreement to lease the former ESPN Zone space at the New York-New York Hotel & Casino Resort in Las Vegas and re-open the space under the name The Sporting House. Such lease is cancellable upon 90 days written notice no earlier than May 31, 2011 and provides for rent based on profits only. This restaurant opened at the end of October 2010 and the Company did not invest significant funds to re-open the space.

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

During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. As a result, the Company closed this restaurant on February 6, 2011 and it was sold on April 28, 2011 for $400,000, including a four-year note for $100,000 bearing interest at 6%. The Company realized a loss on the sale of $71,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $0 and $148,000 for the 13-weeks and 39-weeks ended July 2, 2011, respectively, all of which are included in discontinued operations in the accompanying Consolidated Condensed Statement of Operations.

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

The following available-for-sale securities (which all mature within one year) are re-measured to fair value on recurring basis and are valued using Level 1 inputs:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At July 2, 2011

Available-for-sale short-term:

Government debt securities	$2,689	$5	$—	$2,694

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At October 2, 2010

Available-for-sale short-term:

Government debt securities	$7,430	$8	$—	$7,438

Proceeds from the sale and redemption of investment securities amounted to $6,757,000 and $10,143,000 for the 39-week periods ended July 2, 2011 and July 3, 2010, respectively. No realized gains or losses were included in Other income (expense), net for the 39-week period ended July 2, 2011. Included in Other income (expense), net are realized losses in the amount of $53,000 for the 39-week period ended July 3, 2010 related to these sales and redemptions.

6.	RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

Receivables from employees in respect of stock option exercises includes amounts due from officers and directors totaling $29,000 at July 2, 2011 and October 2, 2010. Such amounts, which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan, are payable on demand with interest at ½% above prime (3.25% at July 2, 2011).

7.	RELATED PARTY TRANSACTIONS

Receivables due from officers and employees, excluding stock option receivables, totaled $288,000 at July 2, 2011 and $290,000 at October 2, 2010. Such amounts are payable on demand and bear interest at the minimum statutory rate (0.32% at July 2, 2011).

8.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker’s compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. During fiscal 2011, the Company settled a claim for an amount of approximately $350,000 and maintains an accrual of $150,000, which is included in Accrued Expenses and Other Current Liabilities, related to the settlement of additional claims against the Company.

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court by March 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. Through August 2011, the Company has spent approximately $1,300,000 related to this commitment in connection with The Broadway Burger Bar construction discussed above.

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a yet to be named restaurant and bar in New York City. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility, which the Company expects to be $4,000,000 to $5,000,000. The initial term of the lease for this facility will expire on March 31, 2027 and will have one five-year renewal. The Company anticipates the restaurant will open during the second quarter of fiscal 2012.

On April 17, 2011, the Company suffered a flood at its Sequoia property located in Washington, DC (“Sequoia DC”). The Company expects to recover substantially all of its losses from insurance proceeds and/or the landlord and does not expect unrecovered amounts to have a material impact on its consolidated financial position, results of operations or cash flows.

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 ($400,000 of which has been paid as of July 2, 2011 and is included in Intangibles Assets in the accompanying Consolidated Condensed Balance Sheet). Under the terms of the agreement the owner of the property will construct the facility at their expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property in the first quarter of fiscal 2012.

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

The 2010 Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Plan, 500,000 options were authorized for future grant. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire six years after the date of grant. No options have been granted under the 2010 Plan and no options were granted during the 39 weeks ended July 2, 2011.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, October 2, 2010	421,064	$22.88	$6.87	6.5 years

Granted	—
Exercised	(3,964)	$12.04	$3.53
Forfeited/Cancelled	(20,500)	$26.13	$7.58

Outstanding and expected to vest at July 2, 2011	396,600	$22.82	$6.84	5.8 years	$589,655

Exercisable at July 2, 2011	396,600	$22.82	$6.84	5.8 years	$589,655

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. As of July 2, 2011, all compensation cost related to stock options has been recognized.

Compensation cost for stock options is included in general and administrative expenses in the Company’s consolidated condensed statements of operations. Compensation cost for stock options was approximately $190,000 and $458,000 for the 39-week periods ended July 2, 2011 and July 3, 2010, respectively, and $34,000 and $145,000 for the 13-week periods ended July 2, 2011 and July 3, 2010, respectively.

10.	INCOME TAXES

The income tax provision on income from continuing operations for the 39-week periods ended July 2, 2011 and July 3, 2010 reflect effective tax rates of approximately 12% and 32%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

An audit of the Company’s tax returns for the fiscal years 2008 and 2009 was recently completed by the Internal Revenue Service and did not result in a material adjustment to the Company’s consolidated financial position or results of operations.

11.	INCOME PER SHARE OF COMMON STOCK

Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13 and 39-week periods ended July 2, 2011, options to purchase 166,100 shares of common stock at a price of $12.04 were included in diluted income per share. Options to purchase 140,500 shares of common stock at a price of $29.60 and options to purchase 90,000 shares of common stock at a price of $32.15 per share were not included in diluted income per share as their impact was antidilutive.

For the 13 and 39-week periods ended July 3, 2010, options to purchase 176,600 shares of common stock at a price of $12.04 were included in diluted income per share. Options to purchase 145,500 shares of common stock at a price of $29.60 and options to purchase 100,000 shares of common stock at a price of $32.15 per share were not included in diluted income per share as their impact was antidilutive.

12.	DIVIDENDS

On December 8, 2010, April 1, 2011 and June 29, 2011, the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

13.	SUBSEQUENT EVENT

On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company would vacate the property on or before October 3, 2011. This lease was scheduled to expire on December 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company had operating income of $3,119,000 in the third fiscal quarter of 2011 compared to operating income of 4,321,000 in the third fiscal quarter of 2010. This decrease resulted primarily from an interruption of business at our Sequoia property located in Washington, DC due to a flood, increased food costs as a result of higher commodity prices, poor weather conditions as compared to last year, and the closure of our Gonzalez y Gonzalez property located in New York, NY, partially offset by operating income from variable interest entities (“VIEs”) that were consolidated as of October 3, 2010 due to the adoption of new accounting guidance (see below).

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

Revenues

During the Company’s third fiscal quarter of 2011, revenues of $33,462,000 (excluding revenues from VIEs in the amount of $5,895,000) decreased 4.8% compared to revenues of $35,162,000 in the third fiscal quarter of 2010. This decrease is primarily due to: (i) the closure of Gonzalez y Gonzalez, in January 2011, (ii) a slight decrease in sales at our properties that have significant amounts of outdoor seating due to poor weather conditions, (iii) the impact of management fees related to the VIEs which were included in Other Revenue in the prior period and are now consolidated, as discussed above, and (iv) a decrease in sales at Sequoia DC as a result of the interruption of our business due to a flood, partially offset by sales at The Sporting House in Las Vegas, which opened in October 2010.

During the Company’s 39-week period ended July 2, 2011, revenues of $85,393,000 (excluding revenues from VIEs in the amount of $16,595,000) decreased 0.5% compared to revenues of $85,852,000 in the 39-week period ended July 3, 2010, primarily as a result of the above, further offset by sales related to our restaurants Robert in New York City which opened in December 2009.

          Food and Beverage Same-Store Sales

On a Company-wide basis, same store sales decreased 0.3% during the third fiscal quarter of 2011 compared to the same period last year. Same-store sales in Las Vegas increased by $593,000 or 4.7% in the third fiscal quarter of 2011 compared to the third fiscal quarter of 2010 primarily as a result of combining three fast food outlets located in the Village Eateries in the New York-New York Hotel & Casino Resort in Las Vegas into a new restaurant, The Broadway Burger Bar, which opened at the end of December 2010. Same-store sales in New York decreased $165,000 or 1.6% during the third quarter of fiscal 2011 compared to 2010 primarily as a result of poor weather conditions as compared to the prior year. Same store sales in Washington D.C. decreased by $732,000 or 11.8% during the third quarter of fiscal 2011 compared to 2010 primarily as a result of the interruption of our business at Sequoia DC due to a flood. Same-store sales in Atlantic City increased by $179,000, or 29.8% in the third quarter of fiscal 2011 compared to 2010 as result of new ownership at Resorts Casino Hotel and their significant marketing efforts for the property. Same-store sales in Boston increased $12,000 or 1.0% during the third quarter of fiscal 2011 compared to 2010.

          Other Revenue

The decreases in the Other Revenue for the 13-week and 39-week periods ended July 2, 2011 compared with the comparable periods of the prior year are due to the impact of management fees included in Other Revenue in the prior periods related to VIEs which are now consolidated.

Costs and Expenses

Food and beverage costs for the third quarter of 2011 as a percentage of total revenues were 27.6% (excluding food and beverage costs associated with VIEs in the amount of $1,512,000) as compared to 25.6% for the third quarter of 2010. Food and beverage costs for the 39-weeks ended July 2, 2011 as a percentage of total revenues were 27.1% (excluding food and beverage costs associated with VIEs in the amount of $4,453,000) as compared to 25.6% for the 39-week period ended July 3, 2010. These increases are the result of higher commodity prices in the current fiscal year.

Payroll expenses as a percentage of total revenues were 31.2% for the third quarter of 2011 (excluding payroll expenses associated with VIEs in the amount of $1,497,000) as compared to 28.5% in the third quarter of 2010. Payroll expenses for the 39-weeks ended July, 2, 2011 as a percentage of total revenues were 34.8% (excluding payroll expenses associated with VIEs in the amount of $4,297,000) as compared to 32.4% for the 39-week period ended July 3, 2010. These increases in payroll expenses as a percentage of revenue were primarily due to higher than expected payroll at The Sporting House in Las Vegas combined with the interruption of our business at Sequoia DC due to a flood.

Occupancy expenses as a percentage of total revenues were 13.3% during the third fiscal quarter of 2011 (excluding occupancy expenses associated with VIEs in the amount of $659,000) compared to 12.1% in the third quarter of 2010. This increase in occupancy expenses as a percentage of revenue was primarily due to contingent rentals at The Sporting House in Las Vegas. Occupancy expenses for the 39-weeks ended July, 2, 2011 as a percentage of total revenues were 14.6% (excluding occupancy expenses associated with VIEs in the amount of $2,068,000) as compared to 14.4% for the 39-week period ended July 3, 2010. This increase in occupancy expenses as a percentage of revenue was due to increased sales at properties where rents are fixed partially offset by contingent rentals at The Sporting House in Las Vegas.

Other operating costs and expenses as a percentage of total revenues were 12.6% for the third fiscal quarter of 2011 (excluding other operating costs and expenses associated with VIEs in the amount of $856,000) were compared to 12.5% in the third quarter of 2010. Other operating costs and expenses for the 39-weeks ended July 2, 2011 as a percentage of total revenues were 13.6% (excluding other operating costs and expenses associated with VIEs in the amount of $1,941,000) and were comparable to 13.6% for the 39-week period ended July 3, 2010.

General and administrative expenses (which relate solely to the corporate office in New York City and therefore there is no impact from the VIEs) as a percentage of total revenues were 5.9% and 7% for the 13-week and 39-week periods ended July 2, 2011, respectively, compared to 6.3% and 8.5% for the 13-week and 39-week periods ended July 3, 2010, respectively, and were in line with management expectations.

Income Taxes

The income tax provision on income from continuing operations for the 39-week periods ended July 2, 2011 and July 3, 2010 reflect effective tax rates of approximately 12% and 32%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

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

Net cash provided by investing activities for the 39-week period ended July 2, 2011 was $3,170,000 and resulted from net proceeds from the sales of investment securities and the inclusion of cash balances from VIEs in the amount of $757,000 partially offset by purchases of fixed assets at existing restaurants and the construction of The Broadway Burger Bar located at the New York-New York Hotel & Casino in Las Vegas, NV.

Net cash provided by investing activities for the 39-week period ended July 3, 2010 was $1,815,000 and resulted from net proceeds from the sales of investment securities partially offset by purchases of fixed assets at existing restaurants and the construction of Robert in New York City.

Net cash used in financing activities for the 39-week periods ended July 2, 2011 and July 3, 2010 of $3,980,000 and $6,338,000, respectively was principally used for the payment of dividends and distributions to non-controlling interests in 2011.

The Company had a working capital surplus of $2,794,000 at July 2, 2011 (excluding working capital from VIEs) as compared to a working capital surplus of $4,897,000 at October 2, 2010.

On December 8, 2010, April 1, 2011 and June 29, 2011, the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court by March 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. Through August 2011, the Company has spent approximately $1,300,000 related to this commitment in connection with The Broadway Burger Bar construction discussed below.

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a yet to be named restaurant and bar in New York City. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility, which the Company expects to be $4,000,000 to $5,000,000. The initial term of the lease for this facility will expire on March 31, 2027 and will have one five-year renewal. The Company anticipates the restaurant will open during the second quarter of the 2012 fiscal year.

On April 17, 2011, the Company suffered a flood at its Sequoia property located in Washington, DC. The Company expects to recover substantially all of its losses from insurance proceeds and/or the landlord and does not expect unrecovered amounts to have a material impact on its consolidated financial position, results of operations or cash flows.

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 ($400,000 of which has been paid as of July 2, 2011 and is included in Intangibles Assets in the accompanying Consolidated Condensed Balance Sheet). Under the terms of the agreement the owner of the property will construct the facility at their expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property in the first quarter of the 2012 fiscal year.

Recent Restaurant Expansion

In August 2010, the Company entered into an agreement to lease the former ESPN Zone space at the New York-New York Hotel & Casino Resort in Las Vegas and re-open the space under the name The Sporting House. Such lease is cancellable upon 90 days written notice no earlier than May 31, 2011 and provides for rent based on profits only. This restaurant opened at the end of October 2010 and the Company did not invest significant funds to re-open the space.

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

During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. As a result, the Company closed this restaurant on February 6, 2011 and it was sold on April 28, 2011 for $400,000, including a four-year note for $100,000 bearing interest at 6%. The Company realized a loss on the sale of $71,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $0 and $148,000 for the 13-weeks and 39-weeks ended July 2, 2011, respectively, all of which are included in discontinued operations in the accompanying Consolidated Condensed Statement of Operations.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of July 2, 2011 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive and Chief Financial Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	August 16, 2011

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein

Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart

Robert J. Stewart
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)