Form 10-K
period 2011-10-01
ARK RESTAURANTS CORP
filed 2011-12-30
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2011
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

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

          As of April 2, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $28,959,876.

          At December 22, 2011, there were outstanding 3,244,845 shares of the Registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1)     In accordance with General Instruction G (3) of Form 10-K certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2011 Annual Meeting of Stockholders filed within 120 days of October 1, 2011 or will be included in an amendment to this Form 10-K filed within 120 days of October 1, 2011.

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

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended October 1, 2011, we owned and/or operated 22 restaurants and bars, 28 fast food concepts and catering operations through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended October 1, 2011, seven of our restaurant and bar facilities are located in New York City, four are located in Washington, D.C., seven are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in the Faneuil Hall Marketplace in Boston, Massachusetts.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination restaurants intended to benefit from high patron traffic attributable to the uniqueness of the restaurant’s location. Most of our restaurants which are in operation and which have been opened in recent years are of the latter description. As of the fiscal year ended October 1, 2011, these include the restaurant operations at the 12 fast food facilities in Tampa, Florida and Hollywood, Florida, respectively (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); The Grill at Two Trees at the Foxwoods Resort Casino in Ledyard, Connecticut (2006); Durgin Park Restaurant and the Black Horse Tavern in the Faneuil Hall Marketplace in Boston, Massachusetts (2007); Yolos at the Planet Hollywood Resort and Casino in Las Vegas, Nevada (2007); six fast food facilities at MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, Connecticut (2008) and Robert at the Museum of Arts & Design at Columbus Circle in Manhattan (2010).

The names and themes of each of our restaurants are different except for our two Sequoia restaurants and two Gallagher’s Steakhouse restaurants. The menus in our restaurants are extensive, offering a wide variety of high-quality foods at generally moderate prices. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas. A majority of our net sales are derived from dinner as opposed to lunch service. Most of the restaurants are open seven days a week and most serve lunch as well as dinner.

While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

The following table sets forth the facilities we lease and operate as of October 1, 2011:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

America(4)	Union Station Washington, D.C.	1989	10,000	400	(50)	2009

Center Café(5)	Union Station Washington, D.C.	1989	4,000	200		2009

Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2017

Sequoia	South Street Seaport New York, New York	1991	12,000	300	(100)	2013

Canyon Road	First Avenue (between 76th and 77th Streets) New York, New York	1984	2,500	130		2014

Bryant Park Grill & Café(6)	Bryant Park New York, New York	1995	25,000	180	(820)	2025

America(7)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2017

Gallagher’s Steakhouse(7)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023

Gonzalez y Gonzalez(7)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2022

Village Eateries (7)(8)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2022

The Grill Room(9)	World Financial Center New York, New York	1997	10,000	250		2011

Red	South Street Seaport New York, New York	1998	7,000	150	(150)	2013

Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Thunder Grill	Union Station Washington, D.C.	1999	10,000	500		2019

Venetian Food Court(10)	Venetian Casino Resort Las Vegas, Nevada	1999	2,050	300	(*)	2014

Rialto Deli	Venetian Casino Resort Las Vegas, Nevada	1999	1,150	150	(*)	2014

V-Bar	Venetian Casino Resort Las Vegas, Nevada	2000	3,000	100		2015

Gallagher’s Steakhouse	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196		2020

Gallagher’s Burger Bar	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114		2020

The Grill at Two Trees	Foxwoods Resort Casino Ledyard, Connecticut	2006	3,359	101		2026

Durgin Park Restaurant and the Black Horse Tavern	Faneuil Hall Marketplace Boston, Massachusetts	2007	18,500	575		2032

Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2027

The Sporting House(11)	New York-New York Hotel and Casino Las Vegas, Nevada	2010	31,000	350		2011

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

(3)	Assumes the exercise of all our available lease renewal options.

(4)	We vacated this property, which was on a month-to-month lease, on November 7, 2011 at the request of the landlord.

(5)	The lease for this location expired prior to October 2, 2010 and has been operating on a month-to-month basis with the consent of the landlord.

(6)	The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2019.

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

(8)

We operate six small food court restaurants and one full-service restaurant in the Village Eateries food court at the New York-New York Hotel & Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.

(9)	On July 8, 2011, we entered into an agreement with the landlord whereby in exchange for a payment of $350,000 we vacated this property on October 31, 2011.

(10)	We operate two small food court restaurants in a food court at the Venetian Casino Resort.

(11)	This lease is cancellable upon 90 days written notice and provides for rent based on profits only. This restaurant opened at the end of October 2010.

(*)	Represents common area seating.

The following table sets forth the facilities managed by us as of October 1, 2011:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

El Rio Grande (4)(5)	Third Avenue (between 38th and 39th Streets) New York, New York	1987	4,000	160		2019

Tampa Food Court(7)	Hard Rock Hotel and Casino Tampa, Florida	2004	4,000	250	(*)	2029

Hollywood Food Court(7)	Hard Rock Hotel and Casino Hollywood, Florida	2004	5,000	250	(*)	2029

Lucky Seven(6)	Foxwoods Resort Casino Ledyard, Connecticut	2006	4,825	4,000	(**)	2026

MGM Grand Food Market(6)(8)	MGM Grand at Foxwoods Resort Casino Ledyard, Connecticut	2008	8,300	256	(84)(*)	2028

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

(3)	Assumes the exercise of all our available lease renewal options.

(4)	Management fees earned are based on a percentage of cash flow of the restaurant.

(5)	We own a 19% interest in the partnership that owns El Rio Grande.

(6)	Management fees earned are based on a percentage of gross sales of the restaurant.

(7)	We own a 50% interest in the partnership that owns the Tampa and Hollywood Food Courts.

(8)	We own a 67% interest in the partnership that owns the MGM Grand Food Market.

(*)	Represents common area seating.

(**)	Represents number of seats in the Bingo Hall.

For the year ended October 2, 2010, revenues from facilities managed by us are not included in our consolidated revenues, with the exception of El Rio Grande and the MGM Grand Food Market which were consolidated and included in our consolidated financial statements. For the year ended October 1, 2011, all of the managed restaurants have been consolidated due to a change in accounting principle – see Notes 1 and 2 to the Consolidated Financial Statements.

Leases

In addition to the above-described facilities, we are committed to several projects as follows:

In February 2010, we entered into an amendment to the lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, we agreed to, among other things; commit no less than $3,000,000 to remodel the food court by March 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. To date, we have spent approximately $1,300,000 related to this commitment.

On March 18, 2011, we entered into a lease agreement to operate a yet to be named restaurant and bar in New York City. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility, which we expect to be $6,000,000 to $7,000,000. The initial term of the lease for this facility will expire on March 31, 2027 and will have one five-year renewal. We anticipate the restaurant will open during the second quarter of fiscal 2012.

On June 7, 2011, we entered into a 10-year exclusive agreement to manage a restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000. Under the terms of the agreement the owner of the property will construct the facility at their expense and we will pay the owner an annual fee based on sales, as defined in the agreement. We expect to begin operating this property in the second quarter of fiscal 2012.

We may take advantage of opportunities we consider to be favorable, when they occur, depending upon the availability of financing and other factors.

Restaurant Expansion

In August 2010, we entered into an agreement to lease the former ESPN Zone space at the New York-New York Hotel & Casino Resort in Las Vegas and re-open the space under the name The Sporting House. Such lease is cancellable upon 90 days written notice and provides for rent based on profits only. This restaurant opened at the end of October 2010 and we did not invest significant funds to re-open the space.

In the quarter ended January 1, 2011 we combined three fast food outlets located in the Village Eateries in the New York-New York Hotel & Casino Resort in Las Vegas into a new restaurant, The Broadway Burger Bar, which opened at the end of December 2010.

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

Recent Restaurant Dispositions and Charges

During the fourth fiscal quarter of 2010, we closed our Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results we required. As a result, we closed this restaurant on February 6, 2011 and it was sold on April 28, 2011 for $400,000.

We were advised by the landlord that we would have to vacate the Gonzalez y Gonzalez property located in New York, NY, which was on a month-to-month lease. The closure of this property occurred on January 31, 2011.

On July 8, 2011, we entered into an agreement with the landlord The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 we vacated the property on October 31, 2011. This lease was scheduled to expire on December 31, 2011.

We were advised by the landlord that we would have to vacate the America property located in Washington, D.C., which was on a month-to-month lease. The closure of this property occurred on November 7, 2011.

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

We attempt to negotiate short-term and long-term supply agreements depending on market conditions and expected demand. However, we do not contract for long periods of time for our fresh commodities such as produce, poultry, meat, fish and dairy items and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Independent foodservice distributors deliver most food and supply items daily to restaurants. The financial impact of the termination of any such supply agreements would not have a material adverse effect on our financial position.

Employees

At December 16, 2011, we employed 1,953 persons (including employees at managed facilities), 1,293 of whom were full-time employees, and 660 of whom were part-time employees; 47 of whom were headquarters personnel, 172 of whom were restaurant management personnel, 559 of whom were kitchen personnel and 1,178 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.

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

Our ability to open new restaurants efficiently is subject to a number of factors beyond our control, including, but not limited to:

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

Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. See Notes 1 and 2 to the Consolidated Financial Statements related to recently adopted accounting standards.

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

Compliance with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, new SEC regulations and NASDAQ Stock Market rules, has required an increased amount of management attention and external resources. We are committed to maintaining high standards of corporate governance and public disclosure. This investment, required to comply with these changing regulations, may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our business is subject to seasonal fluctuations, which may vary greatly depending upon the region of the United States in which a particular restaurant is located. In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including, but not limited to:

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

We depend on contractors and real estate developers to construct our restaurants. Many factors may adversely affect the cost and time associated with the development and construction of our restaurants, including, but not limited to:

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

Health concerns, including adverse publicity concerning food-related illness, although not specifically related to our restaurants, could cause guests to avoid restaurants in general, which would have a negative impact on our sales. We may also be the subject of complaints or litigation from guests alleging food-related illness, injuries suffered on the premises or other food quality, health or operational concerns. A lawsuit or claim could result in an adverse decision against us that could have a material adverse effect on our business and results of operations. We may also be subject to litigation which, regardless of the outcome, could result in adverse publicity. Adverse publicity resulting from such allegations may materially adversely affect us and our restaurants, regardless of whether such allegations are true or whether we are ultimately held liable. Such litigation, adverse publicity or damages could have a material adverse effect on our competitive position, business, results of operations and financial condition and results of operations.

Many of our operations are located in casinos and much of our success will be dependent on the success of those casinos.

The success of the business of our restaurants located in Las Vegas, Nevada, Atlantic City, New Jersey, Tampa and Hollywood, Florida, and Ledyard, Connecticut will be substantially dependent on the success of the casinos in which the Company operates in these locations to attract customers for themselves and for our restaurants. The successful operation of the casinos in these locations is subject to various risks and uncertainties including, but not limited to:

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

The price at which our common stock will trade may fluctuate significantly. The stock market has from time to time experienced significant price and volume fluctuations. The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including, but not limited to:

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

Our restaurant facilities and our executive offices are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of October 1, 2011, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Years Lease Terms Expire	Number of Facilities

2012-2016	6
2017-2021	7
2022-2026	5
2027-2031	4
2032-2036	2

Our executive, administrative and clerical offices are located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York. Our lease for this office space expires in 2015.

Our lease for office space related to our Washington, D.C. catering operations expires in 2012.

For information concerning our future minimum rental commitments under non-cancelable operating leases, see Note 10 of the Consolidated Financial Statements for additional information concerning our leases.

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

Item 4.	Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers and all offices held by each person:

Name	Age	Positions and Offices

Michael Weinstein	68	Chairman and Chief Executive Officer
Vincent Pascal	68	Senior Vice President
Robert Towers	64	President, Chief Operating Officer and Treasurer
Paul Gordon	60	Senior Vice President
Robert Stewart	55	Chief Financial Officer

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

Vincent Pascal was elected our Vice President, Assistant Secretary and a director in October 1985. Mr. Pascal became a Senior Vice President in 2001.

Robert Towers has been employed by us since November 1983 and was elected Vice President, Treasurer and a director in March 1987. Mr. Towers became an Executive Vice President and Chief Operating Officer in 2001 and was elected President in 2007. Mr. Towers announced he is retiring effective December 31, 2011. The Company is in the process of negotiating a proper separation agreement with Mr. Towers.

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

Market for Our Common Stock

Our Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market under the symbol “ARKR.” The high and low sale prices for our Common Stock from October 5, 2009 through September 30, 2011 are as follows:

Calendar 2009	High	Low

Fourth Quarter	$17.80	$12.48

Calendar 2010

First Quarter	14.27	13.21
Second Quarter	14.93	13.35
Third Quarter	15.00	12.55
Fourth Quarter	15.00	14.25

Calendar 2011

First Quarter	14.74	14.20
Second Quarter	17.39	14.34
Third Quarter	16.61	12.95

Dividend Policy

On December 1, 2009, March 1, 2010, May 26, 2010, August 27, 2010, November 23, 2010. March 4, 2011, June 17, 2011, September 8, 2011 and December 7, 2011 our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at October 1, 2011:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	396,600	$22.82	500,000

Equity compensation plans not approved by shareholders[1]	None	N/A	None

Total	396,600	$22.82	500,000

          Of the 396,600 options outstanding on October 1, 2011, 295,000 were held by the Company’s officers and directors.

(1)	The Company has no equity compensation plan that was not approved by shareholders.

Stock Performance Graph

The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing September 30, 2006 and ending October 1, 2011 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on September 30, 2006 and that all dividends paid by companies included in each index were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ark Restaurants Corp., the NASDAQ Composite Index
and SIC Code 5812 - Eating & Drinking Places

* $100 invested on 9/30/06 in stock or index, including reinvestment of dividends.
Index calculated on month-end basis

	Cumulative Total Return

	9/30/06	9/29/07	9/27/08	10/3/09	10/2/10	10/1/11

Ark Restaurants Corp.	100.00	159.41	82.98	86.46	78.50	76.38
NASDAQ Composite	100.00	121.91	92.50	96.20	108.59	111.24
SIC Code 5812 - Eating & Drinking Places	100.00	115.66	112.84	111.93	153.27	185.86

Item 6.	Selected Consolidated Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company’s operating income of $1,902,000 for the year ended October 1, 2011 decreased 36.6% compared to operating income of 2,999,000 for the year ended October 2, 2010. This decrease resulted primarily from: (i) a charge of $2,603,000 to impair the leasehold improvements and equipment of an underperforming restaurant that the Company is a majority partner in, (ii) an interruption of business at our Sequoia property located in Washington, DC due to a flood, (iii) increased food costs as a result of higher commodity prices, (iv) a slight decrease in sales at our properties that have significant amounts of outdoor seating due to poor weather conditions, and (v) the closure of our Gonzalez y Gonzalez property located in New York, NY, partially offset by operating income from variable interest entities (“VIEs”) that were consolidated as of October 3, 2010 due to the adoption of new accounting guidance (see below).

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

The following discussion and analysis excludes the impacts of the VIEs consolidated as of October 3, 2010 and whose impacts were included in Other Revenue in prior periods.

Accounting period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended October 1, 2011 and October 2, 2010 included 52 weeks.

Revenues

During the Company’s year ended October 1, 2011, revenues of $117,229,000 (excluding revenues from VIEs in the amount of $22,216,000) decreased 0.5% compared to revenues of $117,768,000 in the year ended October 2, 2010. This decrease is primarily due to: (i) the closure of Gonzalez y Gonzalez, in January 2011, (ii) a slight decrease in sales at our properties that have significant amounts of outdoor seating due to poor weather conditions, (iii) the impact of management fees related to the VIEs which were included in Other Revenue in the prior period and are now consolidated, as discussed above, and (iv) a decrease in sales at Sequoia DC as a result of the interruption of our business due to a flood, offset by sales at our restaurants Robert in New York City, which opened in December 2009, and The Sporting House in Las Vegas, which opened in October 2010 combined with an improvement in sales at our Atlantic City, NJ properties.

          Food and Beverage Sales

On a Company-wide basis, same store sales increased 1.6%, or $1,670,000, from fiscal 2010 to fiscal 2011. Same store sales in Las Vegas increased by $1,430,000, or 2.9%, in fiscal 2011 compared to fiscal 2010 primarily as a result of combining three fast food outlets located in the Village Eateries in the New York-New York Hotel & Casino Resort in Las Vegas into a new restaurant, The Broadway Burger Bar, which opened at the end of December 2010. Same store sales in New York were essentially unchanged during fiscal 2011 compared to fiscal 2010 which is reflective of local economic factors. Same store sales in Washington D.C. decreased by $205,000, or 1.2%, during fiscal 2011 compared to 2010 primarily as a result of the interruption of our business at Sequoia DC due to a flood. Same-store sales in Atlantic City increased by $402,000, or 16.3% in fiscal 2011 compared to 2010 as result of new ownership at Resorts Casino Hotel and their significant marketing efforts for the property. Same-store sales in Boston decreased $58,000 or 1.3% during fiscal 2011 compared to 2010. Same store sales in Connecticut decreased $541,000, or 11.9%, during fiscal 2011 as they were negatively affected by the continued unwillingness of the public to engage in gaming activities.

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

          Other Revenue

The decrease in Other Revenue for fiscal 2011 as compared to fiscal 2010 is due to the impact of management fees included in Other Revenue in the prior periods related to VIEs which are now consolidated.

Costs and Expenses

Food and beverage costs for the year ended October 1, 2011 as a percentage of total revenues were 27.0% (excluding food and beverage costs associated with VIEs in the amount of $5,874,000) as compared to 25.8% for the year ended October 2, 2010. This increase is the result of higher commodity prices in the current fiscal year.

Payroll expenses as a percentage of total revenues were 34.2% for the year ended October 1, 2011 (excluding payroll expenses associated with VIEs in the amount of $5,776,000) as compared to 32.3% for the year ended October 2, 2010. These increases in payroll expenses as a percentage of revenue were primarily due to higher than expected payroll at The Sporting House in Las Vegas combined with the interruption of our business at Sequoia DC due to a flood.

Occupancy expenses for the year ended October 1, 2011 as a percentage of total revenues were 14.1% (excluding occupancy expenses associated with VIEs in the amount of $2,767,000) as compared to 14.2% for the year ended October 2, 2010. This slight decrease in occupancy expenses as a percentage of revenue was due to increased sales at properties where rents are fixed offset by contingent rentals at The Sporting House in Las Vegas.

Other operating costs and expenses for the year ended October 1, 2011 as a percentage of total revenues were 13.4% (excluding other operating costs and expenses associated with VIEs in the amount of $2,539,000) as compared to 13.8% for the year ended October 2, 2010. This decrease in other operating costs as a percentage of revenue was due to cost cutting measures implemented in fiscal 2011.

General and administrative expenses (which relate solely to the corporate office in New York City and therefore there is no impact from the VIEs) as a percentage of total revenues were 8.1% for the year ended October 1, 2011, compared to 8.1% for the year ended October 2, 2010, and were in line with management expectations.

Interest expense was $14,000 in fiscal 2011 and $29,000 in fiscal 2010. Interest income was $72,000 in fiscal 2011 and $82,000 in fiscal 2010. Investments are made in government securities and investment quality corporate instruments.

Other income, which generally consists of purchasing service fees and other income at various restaurants, was $636,000 and $386,000 for fiscal 2011 and 2010, respectively.

Income Taxes

The provision for income taxes reflects federal income taxes calculated on a consolidated basis and state and local income taxes which are calculated on a separate entity basis. Most of the restaurants we own or manage are owned or managed by a separate legal entity.

For state and local income tax purposes, certain losses incurred by a subsidiary may only be used to offset that subsidiary’s income, with the exception of the restaurants operating in the District of Columbia. Accordingly, our overall effective tax rate has varied depending on the level of income and losses incurred at individual subsidiaries.

Our overall effective tax rate in the future will be affected by factors such as the level of losses incurred at our New York City facilities which cannot be consolidated for state and local tax purposes, pre-tax income earned outside of New York City and the utilization of state and local net operating loss carry forwards. Nevada has no state income tax and other states in which we operate have income tax rates substantially lower in comparison to New York. In order to utilize more effectively tax loss carry forwards at restaurants that were unprofitable, we have merged certain profitable subsidiaries with certain loss subsidiaries.

The Revenue Reconciliation Act of 1993 provides tax credits to us for FICA taxes paid on tip income of restaurant service personnel. The net benefit to us was $564,000 in fiscal 2011 and $607,000 in fiscal 2010.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations. We utilize cash generated from operations to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants we own.

Net cash provided by operating activities for the year ended October 1, 2011 was $8,530,000, compared to $5,548,000 for the prior year. This net change was primarily attributable to the consolidation of the VIEs as discussed above. Also see Notes 1 and 2 to the Consolidated Financial Statements.

Net cash provided by investing activities for the year ended October 1, 2011 was $2,623,000 and resulted from net proceeds from the sales of investment securities and the inclusion of cash balances from VIEs in the amount of $757,000 partially offset by purchases of fixed assets at existing restaurants and the construction of The Broadway Burger Bar located in the New York-New York Hotel & Casino in Las Vegas, NV.

Net cash used in investing activities for the year ended October 2, 2010 was $1,739,000 and resulted from net proceeds from the sales of investment securities partially offset by purchases of fixed assets at existing restaurants and the construction of Robert in New York City.

Net cash used in financing activities for the years ended October 1, 2011 and October 2, 2010 of $5,384,000 and $7,250,000, respectively, was principally used for the payment of dividends and distributions to non-controlling interests.

The Company had a working capital surplus of $4,170,000 at October 1, 2011 (excluding a working capital deficit of the VIEs in the amount of $90,000) as compared to a working capital surplus of $4,897,000 at October 2, 2010.

On December 8, 2010, April 1, 2011, June 29, 2011 and October 3, 2011 the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court by March 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of October 1, 2011, the Company has spent approximately $1,300,000 related to this commitment in connection with The Broadway Burger Bar construction discussed above.

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a yet to be named restaurant and bar in New York City. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility, which the Company expects to be $6,000,000 to $7,000,000. The initial term of the lease for this facility will expire on March 31, 2027 and will have one five-year renewal. The Company anticipates the restaurant will open during the second quarter of fiscal 2012.

On April 17, 2011, the Company suffered a flood at its Sequoia property located in Washington, DC (“Sequoia DC”). The Company expects to recover substantially all of its losses from insurance proceeds and/or the landlord and does not expect unrecovered amounts to have a material impact on its financial position, results of operations or cash flows.

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 ($600,000 of which has been paid as of October 1, 2011 and is included in Intangible Assets in the accompanying Consolidated Balance Sheet). Under the terms of the agreement the owner of the property will construct the facility at their expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property in the second quarter of fiscal 2012.

Restaurant Expansion

In August 2010, the Company entered into an agreement to lease the former ESPN Zone space at the New York-New York Hotel & Casino Resort in Las Vegas and re-open the space under the name The Sporting House, which has been licensed from the landlord as well. Such lease is cancellable upon 90 days written notice and provides for rent based on profits only. This restaurant opened at the end of October 2010 and the Company did not invest significant funds to re-open the space.

In the quarter ended January 1, 2011, the Company combined three fast food outlets located in the Village Eateries in the New York-New York Hotel & Casino Resort in Las Vegas into a new restaurant, The Broadway Burger Bar, which opened at the end of the December 2010.

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

We may take advantage of other opportunities we consider to be favorable, when they occur, depending upon the availability of financing and other factors.

Recent Restaurant Dispositions and Charges

We were advised by the landlord that we would have to vacate the Gonzalez y Gonzalez property located in New York, NY, which was on a month-to-month lease. The closure of this property occurred on January 31, 2011.

During the fourth fiscal quarter of 2010, we closed our Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results we required. As a result, we closed this restaurant on February 6, 2011 and it was sold on April 28, 2011 for $400,000.

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

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. During the year ended October 1, 2011, the Company recorded a charge of $2,603,000 to impair the leasehold improvements and equipment of an underperforming restaurant that the Company is a majority partner in. Therefore, the impairment amount reflected in our fiscal 2011 Consolidated Statement of Income is offset by the share of the charge attributable to the limited partners, or $856,000, which is included in the Net Income (Loss) Attributable to Non-controlling Interests line item in the accompanying Consolidated Statement of Income. Based on the current facts and circumstances, the property does not meet the criteria for held for sale classification. No impairment charges were recorded for the year ended October 2, 2010.

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

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), a discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy, no impairment charges were necessary in fiscal 2011 and 2010.

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

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The Company did not grant any options during the fiscal years ended 2011 and 2010. The Company generally issues new shares upon the exercise of employee stock options.

Recent Developments

On December 7, 2011, the Board of Directors declared a quarterly dividend of $0.25 per share on our common stock to be paid on January 3, 2012 to shareholders of record at the close of business on December 21, 2011.

On December 12, 2011, we purchased, in a private transaction, 250,000 shares of our common stock at a price of $12.50 per share, or a total of $3,125,000. Upon the closing of the purchase, we paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012.

We were advised by the landlord that we would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011.

Our President, Chief Operating Officer and Treasurer announced he is retiring effective December 31, 2011. We are in the process of negotiating a proper separation agreement with him.

Recently Adopted and Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in 2011 and the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures.

As of October 1, 2011 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of October 1, 2011. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of October 1, 2011 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of October 1, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as management’s report was not subject to attestation by our registered public accounting firm pursuant to the permanent exemption of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See Part I, Item 4. “Executive Officers of the Registrant.” Other information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

Code of Ethics.

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide any person without charge, upon request, a copy of such code of ethics by mailing the request to us at 85 Fifth Avenue, New York, NY 10003, Attention: Robert Stewart.

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

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets -- at October 1, 2011 and October 2, 2010	F-2

		Consolidated Statements of Income --years ended October 1, 2011 and October 2, 2010	F-3

		Consolidated Statements of Changes in Equity -- years ended October 1, 2011 and October 2, 2010	F-4

		Consolidated Statements of Cash Flows -- years ended October 1, 2011 and October 2, 2010	F-5

		Notes to Consolidated Financial Statements	F-6

	(2)	Financial Statement Schedules

None

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries as of October 1, 2011 and October 2, 2010, and the related consolidated statements of income, changes in equity and cash flows for each of the two years in the period ended October 1, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ark Restaurants Corp. and Subsidiaries as of October 1, 2011 and October 2, 2010, and their consolidated results of operations and cash flows for each of the two years in the period ended October 1, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, Ark Restaurants Corp. changed its method of accounting for the consolidation of variable interest entities in 2011.

/s/ J.H. Cohn LLP

Jericho, New York
December 30, 2011

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	October 1, 2011	October 2, 2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $852 at October 1, 2011 related to VIEs)	$7,780	$2,011
Short-term investments in available-for-sale securities	2,699	7,438
Accounts receivable (includes $1,423 at October 1, 2011 related to VIEs)	3,678	2,048
Related party receivables, net	-	1,044
Employee receivables	288	290
Current portion of note receivable	-	102
Inventories (includes $23 at October 1, 2011 related to VIEs)	1,612	1,652
Prepaid expenses and other current assets (includes $253 at October 1, 2011 related to VIEs)	656	797

Total current assets	16,713	15,382
FIXED ASSETS - Net (includes $3,660 at October 1, 2011 related to VIEs)	23,239	24,113
INTANGIBLE ASSETS - Net	629	37
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	7,253	6,149
OTHER ASSETS (includes $71 at October 1, 2011 related to VIEs)	893	416

TOTAL ASSETS	$54,261	$51,631

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $565 at October 1, 2011 related to VIEs)	$2,522	$2,423
Accrued expenses and other current liabilities (includes $2,076 at October 1, 2011 related VIEs)	9,645	7,548
Accrued income taxes	388	290
Current portion of note payable	78	224

Total current liabilities	12,633	10,485
OPERATING LEASE DEFERRED CREDIT	3,442	3,628
NOTE PAYABLE, LESS CURRENT PORTION	-	78

TOTAL LIABILITIES	16,075	14,191

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,672 shares and 5,668 shares at October 1, 2011 and October 2, 2010, respectively; outstanding, 3,495 shares and 3,491 shares at October 1, 2011 and October 2, 2010, respectively	57	57
Additional paid-in capital	23,291	23,050
Accumulated other comprehensive income	3	8
Retained earnings	20,128	22,554

	43,479	45,669
Less stock option receivable	(29)	(29)
Less treasury stock, at cost, of 2,177 shares at October 1, 2011 and October 2, 2010	(10,095)	(10,095)

Total Ark Restaurants Corp. shareholders’ equity	33,355	35,545
NON-CONTROLLING INTERESTS	4,831	1,895

TOTAL EQUITY	38,186	37,440

TOTAL LIABILITIES AND EQUITY	$54,261	$51,631

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Year Ended

	October 1, 2011	October 2, 2010

REVENUES:
Food and beverage sales	$138,662	$114,669
Other revenue	783	3,099

Total revenues (includes $22,216 for the year ended October 1, 2011 related to VIEs)	139,445	117,768

COSTS AND EXPENSES:
Food and beverage cost of sales	37,565	30,326
Payroll expenses	45,921	38,003
Occupancy expenses	19,244	16,758
Other operating costs and expenses	18,243	16,293
General and administrative expenses	9,476	9,516
Impairment loss from write-down of long-lived assets	2,603	-
Depreciation and amortization	4,491	3,873

Total costs and expenses (includes $17,569 for the year ended October 1, 2011 related to VIEs)	137,543	114,769

OPERATING INCOME	1,902	2,999

OTHER (INCOME) EXPENSE:
Interest expense	14	29
Interest income	(72)	(82)
Other income, net	(636)	(386)

Total other income, net	(694)	(439)

Income before provision for income taxes	2,596	3,438
Provision for income taxes	145	1,121

INCOME FROM CONTINUING OPERATIONS	2,451	2,317

DISCONTINUED OPERATIONS:
Loss from operations of discontinued restaurant (includes a net loss on disposal of $71 for the year ended October 1, 2011)	(222)	-
Benefit for income taxes	(75)	-

LOSS FROM DISCONTINUED OPERATIONS	(147)	-

CONSOLIDATED NET INCOME	2,304	2,317
Net (income) loss attributable to non-controlling interests	(889)	288

NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$1,415	$2,605

AMOUNTS ATTRIBUTABLE TO ARK RESTAURANTS CORP.:
Income from continuing operations	$1,562	$2,605
Income (loss) from discontinued operations, net of tax	(147)	-

Net income	$1,415	$2,605

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
From continuing operations:
Basic	$0.45	$0.75

Diluted	$0.44	$0.74

From discontinued operations:
Basic	$(0.04)	$-

Diluted	$(0.04)	$-

From net income:
Basic	$0.41	$0.75

Diluted	$0.40	$0.74

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic	3,494	3,490

Diluted	3,525	3,514

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED OCTOBER 2, 2010 AND OCTOBER 1, 2011
(In Thousands)

								Total Ark Restaurants Corp. Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stock Option Receivable	Treasury Stock		Non- controlling Interests	Total Equity

	Shares	Amount

BALANCE - October 3, 2009	5,667	$57	$22,501	$(29)	$23,440	$(76)	$(10,095)	$35,798	$2,304	$38,102

Net income attributable to Ark Restaurants Corp.	-	-	-	-	2,605	-	-	2,605	-	2,605
Net loss attributable to non-controlling interests	-	-	-	-	-	-	-	-	(288)	(288)
Unrealized gain on available-for-sale securities	-	-	-	37	-	-	-	37	-	37

Total comprehensive income (loss)								2,642	(288)	2,354

Exercise of stock options	1	-	13	-	-	-	-	13	-	13
Tax benefit on exercise of stock options	-	-	1	-	-	-	-	1	-	1
Stock-based compensation	-	-	535	-	-	-	-	535	-	535
Distributions to non-controlling interests	-	-	-	-	-	-	-	-	(121)	(121)
Payment of dividends - $1.00 per share	-	-	-	-	(3,491)	-	-	(3,491)	-	(3,491)
Repayments on stock option receivable	-	-	-	-	-	47	-	47	-	47

BALANCE - October 2, 2010	5,668	57	23,050	8	22,554	(29)	(10,095)	35,545	1,895	37,440

Cumulative effect adjustment related to consolidation of variable interest entities upon the adoption of the amendments to ASC Topic 810	-	-	-	-	(348)	-	-	(348)	3,765	3,417

BALANCE - October 3, 2010	5,668	57	23,050	8	22,206	(29)	(10,095)	35,197	5,660	40,857

Net income attributable to Ark Restaurants Corp.	-	-	-	-	1,415	-	-	1,415	-	1,415
Net income attributable to non-controlling interests	-	-	-	-	-	-	-	-	889	889
Unrealized loss on available-for-sale securities	-	-	-	(5)	-	-	-	(5)	-	(5)

Total comprehensive income								1,410	889	2,299

Exercise of stock options	4	-	48	-	-	-	-	48	-	48
Tax benefit on exercise of stock options	-	-	3	-	-	-	-	3	-	3
Stock-based compensation	-	-	190	-	-	-	-	190	-	190
Distributions to non-controlling interests	-	-	-	-	-	-	-	-	(1,718)	(1,718)
Payment of dividends - $1.00 per share	-	-	-	-	(3,493)	-	-	(3,493)	-	(3,493)

BALANCE - October 1, 2011	5,672	$57	$23,291	$3	$20,128	$(29)	$(10,095)	$33,355	$4,831	$38,186

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended

	October 1, 2011	October 2, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,304	$2,317
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Impairment loss from write-down of long-lived assets	2,603	-
Loss on disposal of discontinued operation	71	-
Deferred income taxes	(1,104)	(933)
Stock-based compensation	190	535
Excess tax benefits related to stock-based compensation	(3)	(1)
Depreciation and amortization	4,491	3,873
Operating lease deferred credit	(18)	(289)
Changes in operating assets and liabilities:
Accounts receivable	182	(17)
Related party receivables	-	(540)
Inventories	51	(105)
Prepaid expenses and other current assets	142	(369)
Other assets	(406)	131
Accounts payable - trade	(1,233)	(118)
Accrued expenses and other liabilities	1,159	1,513
Accrued income taxes	101	(449)

Net cash provided by operating activities	8,530	5,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,772)	(2,900)
Purchase of management rights	(600)	-
Proceeds from sale of discontinued operation	400	-
Consolidated cash balances of VIEs	757	-
Loans and advances made to employees	(137)	(101)
Payments received on employee receivables	139	395
Purchases of investment securities	(3,145)	(10,916)
Proceeds from sales of investment securities	7,879	11,654
Payments received on long-term receivables	102	129

Net cash provided by (used in) investing activities	2,623	(1,739)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(224)	(209)
Dividends paid	(3,493)	(6,981)
Proceeds from issuance of stock upon exercise of stock options	48	13
Excess tax benefits related to stock-based compensation	3	1
Distributions to non-controlling interests	(1,718)	(121)
Payments received on stock option receivable	-	47

Net cash used in financing activities	(5,384)	(7,250)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,769	(3,441)
CASH AND CASH EQUIVALENTS, Beginning of year	2,011	5,452

CASH AND CASH EQUIVALENTS, End of year	$7,780	$2,011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$12	$29

Income taxes	$1,201	$2,553

Non-cash investing activity:
Note received in connection with sale of discontinued operation	$100	$-

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Ark Restaurants Corp. and Subsidiaries (the “Company”) owns and operates 22 restaurants and bars, 28 fast food concepts and catering operations. Seven restaurants are located in New York City, four are located in Washington, D.C., seven are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in Boston, Massachusetts. The Las Vegas operations include five restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and six food court concepts; one bar within the Venetian Casino Resort as well as three food court concepts; and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant and a bar in the Resorts Atlantic City Hotel and Casino. The operations at the Foxwoods Resort Casino include one fast food concept and six fast food concepts at the MGM Grand Casino. In Boston, Massachusetts, the Company operates a restaurant in the Faneuil Hall Marketplace. The Florida operations under management include five fast food facilities in Tampa, Florida and seven fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino.

Basis of Presentation —The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.

Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal years ended October 1, 2011 and October 2, 2010 included 52 weeks.

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

Principles of Consolidation — The consolidated financial statements include the accounts of Ark Restaurants Corp. and all of its wholly owned subsidiaries, partnerships and other entities in which it has a controlling interest. Also included in the consolidated financial statements are certain variable interest entities. All significant intercompany balances and transactions have been eliminated in consolidation.

Non-Controlling Interests — Non-controlling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned and consolidated entities.

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

For the years ended October 1, 2011 and October 2, 2010, the Company made purchases from one vendor that accounted for approximately 13% of total purchases in each year.

Accounts Receivable — Accounts receivable is primarily comprised of normal business receivables such as credit card receivables that are paid off in a short period of time and amounts due from the hotels operators where the Company has a location, and are recorded when the products or services have been delivered. The Company reviews the collectability of its receivables on an ongoing basis, and provides for an allowance when it considers the entity unable to meet its obligation.

Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of food and beverages, merchandise for sale and other supplies.

Revenue Recognition — Company-owned restaurant sales are comprised almost entirely of food and beverage sales. The Company records revenue at the time of the purchase of products by customers.

For the year ended October 2, 2010, Revenues – Other Revenue, includes management fees related to the Company’s managed restaurants that were not consolidated and were based on either gross restaurant sales or cash flow. Such fees have been eliminated for the year ended October 1, 2011 due to the consolidation of these entities – see accounting policy, “New Accounting Standards Adopted in Fiscal 2011” and Note 2.

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

Intangible Assets — Intangible assets consist principally of purchased leasehold rights, operating rights and covenants not to compete. Costs associated with acquiring leases and subleases, principally purchased leasehold rights, and operating rights have been capitalized and are being amortized on the straight-line method based upon the initial terms of the applicable lease agreements, which range from 9 to 20 years. Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period, typically five years.

Long-lived Assets — Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. See Note 7 for a discussion of impairment charges for long-lived assets recorded in fiscal 2011 and 2010.

Goodwill and Trademarks — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks are considered to have an indefinite life and are not being amortized. Goodwill and trademarks are assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit (the Company is being treated as one reporting unit) with its net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of the reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of the reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist in the process of determining goodwill impairment, the Company performs internal valuation analyses and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows (including timing), a discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to comparables. Based on the above policy, no impairment charges were necessary in fiscal 2011 and 2010.

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

Defined Contribution Plans — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended October 1, 2011 and October 2, 2010, the Company did not make any contributions to the Plan.

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

The Company has recorded a liability for unrecognized tax benefits resulting from tax positions taken, or expected to be taken, in an income tax return. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. Uncertain tax positions are evaluated and adjusted as appropriate, while taking into account the progress of audits of various taxing jurisdictions.

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

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The Company did not grant any options during the fiscal years ended 2011 and 2010. The Company generally issues new shares upon the exercise of employee stock options.

New Accounting Standards Adopted in Fiscal 2011 — In January 2010, the Financial Accounting Standards Board (the “FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures about significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update was effective for the Company’s interim and annual reporting periods beginning October 3, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which is effective for interim and annual reporting periods beginning after December 15, 2010, which corresponds to the Company’s fiscal year beginning October 2, 2011. The adoption of this pronouncement did not have any impact on the Company’s consolidated financial statements and related disclosures and the adoption of the additional Level 3 requirements discussed above is not expected to any impact on the Company’s consolidated financial statements and related disclosures.

Effective October 3, 2010, the Company adopted amendments to Accounting Standards Codification (“ASC”) Topic 810 (formerly FASB Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No 167”)). This requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This statement requires the Company to focus on a more qualitative approach, rather than a quantitative approach previously required for determining the primary beneficiary of a VIE, it also amended certain guidance for determining whether an entity is a VIE, added an additional requirement to assess whether an entity is a VIE, on an ongoing basis, and required enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The adoption of this guidance resulted in the consolidation of certain limited partnerships as of October 3, 2010. The Company did not retroactively apply this guidance. See Note 2 for additional information regarding the impact of the adoption of this standard on the consolidated financial statements.

New Accounting Standards Not Yet Adopted — In May 2011, the FASB issued guidance that amends GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The provisions of this guidance are effective for the first reporting period (including interim periods) beginning after December 15, 2011. The Company is currently evaluating the impact this accounting standard update may have on its results of operations, financial condition or disclosures.

In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. As the new accounting guidance will only amend the presentation requirements of other comprehensive income, the Company does not expect the adoption to have a significant impact on its financial condition or results of operations.

In September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of this guidance to have any impact on its financial condition or results of operations.

2.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Upon adoption of the new accounting guidance for VIEs on October 3, 2010, the Company determined that it is the primary beneficiary of two VIEs which had not been previously consolidated, Ark Hollywood/Tampa Investment, LLC and Ark Connecticut Investment, LLC, as the new guidance requires that a single party (including its related parties and de facto agents) be able to exercise their rights to remove the decision maker in order for the “kick-out” rights to be considered substantive. Previously, a simple majority of owners that could exercise kick-out rights was considered a substantive right. This change resulted in the need for consolidation.

The assets and liabilities associated with the Company’s consolidation of VIEs are as follows:

October 1, 2011

(in thousands)

Cash and cash equivalents	$852
Accounts receivable	1,423
Inventories	23
Prepaid expenses and other current assets	253
Due from Ark Restaurants Corp. and affiliates (1)	410
Fixed assets, net	3,660
Other long-term assets	71

Total assets	$6,692

Accounts payable	$565
Accrued expenses and other current liabilities	2,076

Total liabilities	2,641
Equity of variable interest entities	4,051

Total liabilities and equity	$6,692

(1)	Amounts due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets.

For the year ended October 1, 2011, aggregate revenue and operating expenses relating to these VIEs were $22,216,000 and $17,569,000, respectively, and are included in the accompanying Consolidated Statements of Operations.

3.	RECENT RESTAURANT EXPANSION

In August 2010, the Company entered into an agreement to lease the former ESPN Zone space at the New York-New York Hotel & Casino Resort in Las Vegas and re-open the space under the name The Sporting House. Such lease is cancellable upon 90 days written notice and provides for rent based on profits only. This restaurant opened at the end of October 2010 and the Company did not invest significant funds to re-open the space.

In the quarter ended January 1, 2011, the Company combined three fast food outlets located in the Village Eateries in the New York-New York Hotel & Casino Resort in Las Vegas into a new restaurant, The Broadway Burger Bar, which opened at the end of December 2010.

4.	RECENT RESTAURANT DISPOSITIONS

During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. In connection with these changes the Company recorded a loss on disposal of fixed assets in the amount of $358,000 which is included in Other Operating Costs and Expenses in the consolidated statement of income for the year ended October 2, 2010. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. As a result, the Company closed this restaurant on February 6, 2011 and it was sold on April 28, 2011 for $400,000. The Company realized a loss on the sale of $71,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $151,000 for the year ended October 1, 2011, all of which are included in discontinued operations in the accompanying Consolidated Statement of Operations.

The Company was advised by the landlord that it would have to vacate the Gonzalez y Gonzalez property located in New York, NY, which was on a month-to-month lease. The closure of this property occurred on January 31, 2011.

On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. This lease was scheduled to expire on December 31, 2011.

5.	INVESTMENT SECURITIES

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

The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued using Level 1 inputs and the market approach as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At October 1, 2011
Available-for-sale short-term:
Government debt securities	$2,696	$3	$-	$2,699

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At October 2, 2010
Available-for-sale short-term:
Government debt securities	$7,430	$8	$-	$7,438

At October 1, 2011, all of the Company’s government debt securities mature within fiscal year 2012.

6.	NOTE RECEIVABLE

In March 2005, the Company sold a restaurant for $1,300,000. Cash of $600,000 was included on the sale. Of the $600,000 cash, $200,000 was paid to the Company as a fee to manage the restaurant for four months prior to closure and the balance was paid directly to the landlord. The remaining $700,000 was received in the form of a note receivable, at an interest rate of 6%, in installments through June 2011 and was fully collected as of that date.

7.	FIXED ASSETS

Fixed assets consist of the following:

	October 1, 2011	October 2, 2010

	(In thousands)

Leasehold improvements	$36,472	$34,175
Furniture, fixtures and equipment	34,144	32,142
Construction in progress	587	367

	71,203	66,684
Less: accumulated depreciation and amortization	47,964	42,571

	$23,239	$24,113

Depreciation and amortization expense related to fixed assets for the years ended October 1, 2011 and October 2, 2010 was $4,483,000 and $3,865,000, respectively.

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. During the year ended October 1, 2011, the Company recorded a charge of $2,603,000 to impair the leasehold improvements and equipment of an underperforming restaurant in which the Company is a majority partner. Therefore, the impairment amount reflected in our fiscal 2011 Consolidated Statement of Income is offset by the share of the charge attributable to the limited partners, or $856,000, which is included in the Net (Income) Loss Attributable to Non-controlling Interests line item in the accompanying Consolidated Statement of Income. Based on the current facts and circumstances, the property does not meet the criteria for held for sale classification. No impairment charges were recorded for the year ended October 2, 2010.

Non-recurring fair value measurements related to impaired fixed assets as of October 1, 2011 consist of the following:

	Fair Value Measurements at October 1, 2011 Using:

	Total	Level 1	Level 2	Level 3	Total Losses

Assets
Long-lived assets held and used	$390	$-	$-	$390	$2,603

Total Assets	$390	$-	$-	$390	$2,603

8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	October 1, 2011	October 2, 2010

	(In thousands)

Purchased leasehold rights (a)	$2,343	$2,343
Operating rights (b)	600	-
Noncompete agreements and other	322	322

	3,265	2,665

Less accumulated amortization	2,636	2,628

Total intangible assets	$629	$37

(a) Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.

(b) Amounts paid in connection with Basketball City agreement – see Note 10.

Amortization expense related to intangible assets for each of the years ended October 1, 2011 and October 2, 2010 was $8,000.

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	October 1, 2011	October 2, 2010

	(In thousands)

Sales tax payable	$953	$779
Accrued wages and payroll related costs	2,325	1,810
Customer advance deposits	2,180	1,712
Accrued occupancy and other operating expenses	4,187	3,247

	$9,645	$7,548

10.	COMMITMENTS AND CONTINGENCIES

Leases — The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2032. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurants’ sales in excess of stipulated amounts at such facility and in one instance based on profits.

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court by March 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of October 1,

2011, the Company has spent approximately $1,300,000 related to this commitment in connection with The Broadway Burger Bar construction discussed above.

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a yet to be named restaurant and bar in New York City. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility, which the Company expects to be $6,000,000 to $7,000,000. The initial term of the lease for this facility will expire on March 31, 2027 and will have one five-year renewal. The Company anticipates the restaurant will open during the second quarter of fiscal 2012.

As of October 1, 2011, future minimum lease payments under noncancelable leases are as follows:

Amount

Fiscal Year	(In thousands)

2012	$9,041
2013	8,144
2014	7,599
2015	6,906
2016	6,312
Thereafter	30,371

Total minimum payments	$68,373

In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $657,000 as security deposits under such leases.

Rent expense was approximately $15,473,000 and $12,981,000 for the fiscal years ended October 1, 2011 and October 2, 2010, respectively. Contingent rentals, included in rent expense, were approximately $4,968,000 and $3,890,000 for the fiscal years ended October 1, 2011 and October 2, 2010, respectively.

Legal Proceedings — In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker’s compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. Included in Accrued Expenses and Other Current Liabilities at October 2, 2010 is approximately $500,000 related to the settlement of various claims against the Company. During fiscal 2011 the Company settled a claim for an amount of approximately $350,000 and maintains an accrual of $150,000, which is included in Accrued Expenses and Other Current Liabilities at October 1, 2011.

Other — On April 17, 2011, the Company suffered a flood at its Sequoia property located in Washington, DC. The Company expects to recover substantially all of its losses from insurance proceeds and/or the landlord and does not expect unrecovered amounts to have a material impact on its financial position, results of operations or cash flows.

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 ($600,000 of which has been paid as of October 1, 2011 and is included in Intangible Assets in the accompanying Consolidated Balance Sheet). Under the terms of the agreement the owner of the property will construct the facility at their expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property in the second quarter of fiscal 2012.

11.	STOCK OPTIONS

The Company has options outstanding under two stock option plans, the 2004 Stock Option Plan (the “2004 Plan) and the 2010 Stock Option Plan (the “2010 Plan”), which was approved by shareholders in the second quarter of 2010. Effective with this approval the Company terminated the 2004 Plan. This action terminated the 400 authorized but unissued options under the 2004 Plan, but it did not affect any of the options previously issued under the 2004 Plan.

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

The following table summarizes stock option activity under all plans:

	2011			2010

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of year	421,064	$22.88		422,100	$22.86

Options:
Granted	-			-
Exercised	(3,964)	$12.04		(1,036)	$12.04
Canceled or expired	(20,500)	$26.13		-

Outstanding, end of year (a)	396,600	$22.82	$202,642	421,064	$22.88	$405,553

Options exercisable (a)	396,600	$22.82	$202,642	332,764	$25.76	$201,580

Weighted average remaining contractual life	5.5 Years			6.5 Years

Shares available for future grant	500,000			500,000

(a)	Options become exercisable at various times expiring through 2016.

The following table summarizes information about stock options outstanding as of October 1, 2011 (shares in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)

$12.04	166,100	$12.04	7.6	166,100	$12.04	7.6
$29.60	140,500	$29.60	3.2	140,500	$29.60	3.2
$32.15	90,000	$32.15	5.2	90,000	$32.15	5.2

	396,600	$22.82	5.5	396,600	$22.82	5.5

Compensation cost charged to operations for the fiscal years ended 2011 and 2010 for share-based compensation programs was approximately $190,000 and $535,000, before tax benefits of approximately $72,000 and $174,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Statements of Income.

As of October 1, 2011, all compensation cost related to stock options has been recognized.

12.	MANAGEMENT FEE INCOME

The Company provides management services to two fast food courts and one fast food unit. Prior to fiscal 2011, the Company did not consolidate these operations. In accordance with the contractual arrangements, the Company earns management fees based on gross sales or cash flow as defined by the agreements. Management fee income, included in Revenues – Other Revenue, relating to these services was approximately $2,902,000 for the year ended October 2, 2010 and included approximately $743,000 for management fees and $2,159,000 for profit distributions. Such fees have been eliminated for the year ended October 1, 2011 due to the consolidation of these entities as discussed in Notes 1 and 2.

Receivables from managed restaurants, included in Related Party Receivables, were approximately $1,000,000 at October 2, 2010 and included approximately $827,000 for management fees and profit distributions and $173,000 for expense advances. Such receivables have been eliminated at October 1, 2011 due to the consolidation of these entities as discussed in Notes 1 and 2.

Managed restaurants had sales of approximately $17,470,000 for the year ended October 2, 2010 which are not included in consolidated net sales of the Company.

13.	INCOME TAXES

The provision for income taxes attributable to continuing operations consists of the following:

	Year Ended

	October 1, 2011	October 2, 2010

	(In thousands)

Current provision:
Federal	$342	$1,568
State and local	907	486

	1,249	2,054

Deferred provision:
Federal	(582)	(850)
State and local	(522)	(83)

	(1,104)	(933)

	$145	$1,121

The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended

	October 1, 2011	October 2, 2010

	(In thousands)

Provision at Federal statutory rate (34% in 2011 and 2010)	$883	$1,169

State and local income taxes, net of tax benefits	134	172

Tax credits	(503)	(401)

(Income) loss attributable to non-controlling interest	(302)	98

Other	(67)	83

	$145	$1,121

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 1, 2011	October 2, 2010

	(In thousands)

Long-term deferred tax assets (liabilities):
State net operating loss carryforwards	$2,607	$2,094
Operating lease deferred credits	1,228	1,278
Depreciation and amortization	538	876
Deferred compensation	1,172	1,101
Partnership investments	1,948	964
Other	122	122

Total long-term deferred tax assets	7,615	6,435
Valuation allowance	(362)	(252)

Net long-term deferred tax assets	7,253	6,183

Deferred gains	-	(34)

Total long-term deferred tax liabilities	-	(34)

Total net deferred tax assets	$7,253	$6,149

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The deferred tax valuation allowance of $362,000 and $252,000 as of October 1, 2011 and October 2, 2010, respectively, was attributable to state and local net operating loss carryforwards.

As of October 1, 2011, the Company has approximately of $28,668,000 of state and local net operating loss carryforwards which expire at various times beginning in 2015 through 2031.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	October 1, 2011	October 2, 2010

(In thousands)

Balance at beginning of year	$209	$209

Additions based on tax positions taken in current and prior years	-	-
Reductions due to settlements with taxing authorities	-	-
Reductions as a result of a lapse of the statute of limitations	-	-
Interest accrued during the current year	-	-

Balance at end of year	$209	$209

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of October 1, 2011 and October 2, 2010, the Company accrued approximately $85,000 and $63,000 of interest and penalties, respectively. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2008 through 2010 fiscal years generally remain subject to examination by most state and local tax authorities. An audit of the Company’s Federal tax returns for the fiscal years 2008 and 2009 was recently completed by the Internal Revenue Service and did not result in a material adjustment to the Company’s financial position or results of operations. The 2010 fiscal year remains subject to examination by the Internal Revenue Service.

14.	OTHER INCOME

Other income consists of the following:

	Year Ended

	October 1, 2011	October 2, 2010

	(In thousands)

Purchase service fees	$44	$62
Video arcade sales	103	-
Other rentals	106	-
Other catering	150	144
Other	233	180

	$636	$386

15.	INCOME PER SHARE OF COMMON STOCK

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended October 1, 2011 and October 2, 2010 follows:

	Net Income (Loss) Attributable to Ark Restaurants Corp. (Numerator)	Shares (Denominator)	Per-Share Amount

	(In thousands, except per share amounts)

Year ended October 1, 2011

From continuing operations:

Basic EPS	$1,562	3,494	$0.45
Stock options	-	31	(0.01)

Diluted EPS	$1,562	3,525	$0.44

From discontinued operations:

Basic EPS	$(147)	3,494	$(0.04)
Stock options	-	31	-

Diluted EPS	$(147)	3,525	$(0.04)

From net income:

Basic EPS	$1,415	3,494	$0.41
Stock options	-	31	(0.01)

Diluted EPS	$1,415	3,525	$0.40

Year ended October 2, 2010

From continuing operations:

Basic EPS	$2,605	3,490	$0.75
Stock options	-	24	(0.01)

Diluted EPS	$2,605	3,514	$0.74

From discontinued operations:

Basic EPS	$-	3,490	$-
Stock options	-	24	-

Diluted EPS	$-	3,514	$-

From net income:

Basic EPS	$2,605	3,490	$0.75
Stock options	-	24	(0.01)

Diluted EPS	$2,605	3,514	$0.74

For the year ended October 1, 2011, options to purchase 166,100 shares of common stock at a price of $12.04 were included in diluted earnings per share. Options to purchase 140,500 shares of common stock at a price of $29.60 and options to purchase 90,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact would be antidilutive.

For the year ended October 2, 2010, options to purchase 176,600 shares of common stock at a price of $12.04 were included in diluted earnings per share. Options to purchase 145,500 shares of common stock at a price of $29.60 and options to purchase 100,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact would be antidilutive.

16.	STOCK OPTION RECEIVABLE

Stock option receivable consists of amounts due from an officer totaling $29,000 at both October 1, 2011 and October 2, 2010. Such amounts which are due from the exercise of stock options in accordance with the Company’s Stock Option Plan are payable on demand with interest (3.25% at both October 1, 2011 and October 2, 2010).

17.	RELATED PARTY TRANSACTIONS

Receivables due from officers, excluding stock option receivables, totaled $37,000 at both October 1, 2011 and October 2, 2010. Other employee loans totaled approximately $251,000 and $253,000 at October 1, 2011 and October 2, 2010, respectively. Such loans bear interest at the minimum statutory rate (0.16% at October 1, 2011 and 0.46% at October 2, 2010).

18.	SUBSEQUENT EVENTS

On December 7, 2011, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 3, 2012 to shareholders of record at the close of business on December 21, 2011.

On December 12, 2011, the Company purchased 250,000 shares of its common stock at a price of $12.50 per share, or a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012.

The Company was advised by the landlord that it would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011.

The Company’s President, Chief Operating Officer and Treasurer announced he is retiring effective December 31, 2011. The Company is in the process of negotiating a proper separation agreement with him.

******

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/Michael Weinstein

Michael Weinstein
Chairman of the Board and Chief Executive Officer

Date: December 30, 2011

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Weinstein	Chairman of the Board	December 30, 2011

(Michael Weinstein)	and Chief Executive Officer

/s/Vincent Pascal	Senior Vice President	December 30, 2011

(Vincent Pascal)	and Director

/s/Robert Towers	President, Treasurer, Chief Operating	December 30, 2011

(Robert Towers)	Officer and Director

/s/Robert Stewart	Chief Financial Officer	December 30, 2011

(Robert Stewart)

/s/Marcia Allen	Director	December 30, 2011

(Marcia Allen)

/s/Steven Shulman	Director	December 30, 2011

(Steven Shulman)

/s/Paul Gordon	Senior Vice President	December 30, 2011

(Paul Gordon)	and Director

/s/Bruce R. Lewin	Director	December 30, 2011

(Bruce R. Lewin)

/s/Arthur Stainman	Director	December 30, 2011

(Arthur Stainman)

/s/ Stephen Novick	Director	December 30, 2011

(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

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

*21	Subsidiaries of the Registrant.

*23	Consent of J.H. Cohn LLP.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32	Section 1350 Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.