Form 10-Q
period 2011-12-31
ARK RESTAURANTS CORP
filed 2012-02-14
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

Commission file number 1-09453

ARK RESTAURANTS CORP.

(Exact name of registrant as specified in its charter)

New York	13-3156768

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

85 Fifth Avenue, New York, New York	10003

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 206-8800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at February 3, 2012

(Common stock, $.01 par value)	3,244,845

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements, other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter of subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended October 1, 2011 as updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	December 31, 2011	October 1, 2011

	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $465 at December 31, 2011 and $852 at October 1, 2011 related to VIEs)	$3,464	$7,780
Short-term investments in available-for-sale securities	2,680	2,699
Accounts receivable (includes $1,980 at December 31, 2011 and $1,423 at October 1, 2011 related to VIEs)	4,046	3,678
Employee receivables	271	288
Inventories (includes $23 at December 31, 2011 and October 1, 2011 related to VIEs)	1,472	1,612
Prepaid income taxes (includes $245 at December 31, 2011 and $244 at October 1, 2011 related to VIEs)	387	244
Prepaid expenses and other current assets (includes $14 at December 31, 2011 and $9 at October 1, 2011 related to VIEs)	518	412

Total current assets	12,838	16,713
FIXED ASSETS - Net (includes $3,553 at December 31, 2011 and $3,660 at October 1, 2011 related to VIEs)	24,465	23,239
INTANGIBLE ASSETS - Net	827	629
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	7,253	7,253
OTHER ASSETS (includes $73 at December 31, 2011 and $71 at October 1, 2011 related to VIEs)	879	893

TOTAL ASSETS	$51,796	$54,261

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $173 at December 31, 2011 and $565 at October 1, 2011 related to VIEs)	$2,734	$2,522
Accrued expenses and other current liabilities (includes $2,653 at December 31, 2011 and $2,076 at October 1, 2011 related VIEs)	8,611	9,645
Accrued income taxes	—	388
Current portion of note payable	108	78

Total current liabilities	11,453	12,633
OPERATING LEASE DEFERRED CREDIT	3,467	3,442
NOTE PAYABLE, LESS CURRENT PORTION	2,036	—

TOTAL LIABILITIES	16,956	16,075

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,672 shares at December 31, 2011 and October 1, 2011, respectively; outstanding, 3,245 shares and 3,495 shares at December 31, 2011 and October 1, 2011, respectively	57	57
Additional paid-in capital	23,291	23,291
Accumulated other comprehensive income	4	3
Retained earnings	20,403	20,128

	43,755	43,479
Less stock option receivable	—	(29)
Less treasury stock, at cost, of 2,427 shares and 2,177 shares at December 31, 2011 and October 1, 2011, respectively	(13,220)	(10,095)

Total Ark Restaurants Corp. shareholders’ equity	30,535	33,355
NON-CONTROLLING INTERESTS	4,305	4,831

TOTAL EQUITY	34,840	38,186

TOTAL LIABILITIES AND EQUITY	$51,796	$54,261

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended

	December 31, 2011	January 1, 2011

REVENUES:
Food and beverage sales	$32,960	$32,384
Other revenue	258	157

Total revenues (includes $5,044 and $4,767 for the 13 weeks ended December 31, 2011 and January 1, 2011, respectively, related to VIEs)	33,218	32,541

COSTS AND EXPENSES:
Food and beverage cost of sales	8,509	8,583
Payroll expenses	10,975	11,246
Occupancy expenses	4,618	4,405
Other operating costs and expenses	4,106	4,652
General and administrative expenses	2,781	2,447
Depreciation and amortization	957	1,150

Total costs and expenses (includes $4,080 and $4,046 for the 13 weeks ended December 31, 2011 and January 1, 2011, respectively, related to VIEs)	31,946	32,483

OPERATING INCOME	1,272	58

OTHER (INCOME) EXPENSE:
Interest expense	1	5
Interest income	(1)	(4)
Other income, net	(183)	(70)

Total other income, net	(183)	(69)

Income before provision for income taxes	1,455	127
Provision for income taxes	340	31

CONSOLIDATED NET INCOME	1,115	96
Net income attributable to non-controlling interests	(29)	(309)

NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$1,086	$(213)

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.32	$(0.06)

Diluted	$0.31	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,432	3,492

Diluted	3,449	3,492

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited) FOR THE 13 WEEKS ENDED DECEMBER 31, 2011 AND JANUARY 1, 2011
(In Thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stock Option Receivable	Treasury Stock	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity

	Common Stock

	Shares	Amount

BALANCE - October 2, 2010	5,668	$57	$23,050	$8	$22,554	$(29)	$(10,095)	$35,545	$1,895	$37,440
Cumulative effect adjustment related to consolidation of variable interest entities upon the adoption of the amendments to ASC Topic 810	—	—	—	—	(348)	—	—	(348)	3,765	3,417

BALANCE - October 3, 2010	5,668	57	23,050	8	22,206	(29)	(10,095)	35,197	5,660	40,857

Net loss attributable to Ark Restaurants Corp.	—	—	—	—	(213)	—	—	(213)	—	(213)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	309	309
Unrealized gain on available-for-sale securities	—	—	—	2	—	—	—	2	—	2

Total comprehensive income (loss)								(211)	309	98

Exercise of stock options	1	—	12	—	—	—	—	12	—	12
Tax benefit on exercise of stock options	—	—	1	—	—	—	—	1	—	1
Stock-based compensation	—	—	78	—	—	—	—	78	—	78
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(101)	(101)
Payment of dividends - $0.25 per share	—	—	—	—	(873)	—	—	(873)	—	(873)

BALANCE - January 1, 2011	5,669	$57	$23,141	$10	$21,120	$(29)	$(10,095)	$34,204	$5,868	$40,072

BALANCE - October 1, 2011	5,672	$57	$23,291	$3	$20,128	$(29)	$(10,095)	$33,355	$4,831	$38,186

Net income attributable to Ark Restaurants Corp.	—	—	—	—	1,086	—	—	1,086	—	1,086
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	29	29
Unrealized gain on available-for-sale securities	—	—	—	1	—	—	—	1	—	1

Total comprehensive income								1,087	29	1,116

Write-off of stock option receivable	—	—	—	—	—	29	—	29	—	29
Purchase of treasury stock	—	—	—	—	—	—	(3,125)	(3,125)	—	(3,125)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(555)	(555)
Payment of dividends - $0.25 per share	—	—	—	—	(811)	—	—	(811)	—	(811)

BALANCE - December 31, 2011	5,672	$57	$23,291	$4	$20,403	$—	$(13,220)	$30,535	$4,305	$34,840

See notes to consolidated condensd financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	13 Weeks Ended

	December 31, 2011	January 1, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,115	$96
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Write-off of notes receivable from former president	66	—
Loss on closure of restaurants	365	—
Stock-based compensation	—	78
Depreciation and amortization	957	1,150
Operating lease deferred credit	25	78
Changes in operating assets and liabilities:
Accounts receivable	(368)	432
Inventories	(17)	(18)
Prepaid and accrued income taxes	(531)	(829)
Prepaid expenses and other current assets	(106)	(247)
Other assets	14	(70)
Accounts payable - trade	212	(1,312)
Accrued expenses and other liabilities	(1,034)	161

Net cash provided by (used in) operating activities	698	(481)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,389)	(1,274)
Purchase of management rights	(200)	—
Consolidated cash balances of VIEs	—	648
Loans and advances made to employees	(45)	(59)
Payments received on employee receivables	25	33
Purchases of investment securities	(301)	(319)
Proceeds from sales of investment securities	320	1,743
Payments received on long-term receivables	—	34

Net cash provided by (used in) investing activities	(2,590)	806

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(58)	(54)
Dividends paid	(811)	(873)
Proceeds from issuance of stock upon exercise of stock options	—	12
Excess tax benefits related to stock-based compensation	—	1
Purchase of treasury shares	(1,000)	—
Distributions to non-controlling interests	(555)	(101)

Net cash used in financing activities	(2,424)	(1,015)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,316)	(690)
CASH AND CASH EQUIVALENTS, Beginning of period	7,780	2,011

CASH AND CASH EQUIVALENTS, End of period	$3,464	$1,321

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1	$9

Income taxes	$874	$850

Non-cash financing activity:
Note payable in connection with purchase of treasury shares	$2,125	$—

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2011
(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of October 1, 2011, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated and condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended October 1, 2011. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

SUPPLIER CONCENTRATION — For the 13-weeks ended December 31, 2011 and January 1, 2011, the Company made purchases from one vendor that accounted for approximately 13% of total purchases in each period.

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

Effective October 3, 2010, the Company adopted amendments to Accounting Standards Code (“ASC”) Topic 810 (formerly the Financial Accounting Standards Board (“FASB”) Statement of Accounting Standards (“SFAS”) No. 167—Amendments to FASB Interpretation No. 46(R) (“SFAS No 167”)). This requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This statement requires the Company to focus on a more qualitative approach, rather than a quantitative approach previously required for determining the primary beneficiary of a VIE. It also amended certain guidance for determining whether an entity is a VIE, added an additional requirement to assess whether an entity is a VIE, on an ongoing basis, and required enhanced disclosures that provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The adoption of this guidance resulted in the consolidation of certain limited partnerships in the quarter ended January 1, 2011. The Company did not retroactively apply this guidance.

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

The assets and liabilities associated with the Company’s consolidation of VIEs are as follows:

	December 31, 2011	October 1, 2011

	(in thousands)	(in thousands)

Cash and cash equivalents	$465	$852
Accounts receivable	1,980	1,423
Inventories	23	23
Prepaid income taxes	245	244
Prepaid expenses and other current assets	14	9
Due from Ark Restaurants Corp. and affiliates (1)	42	410
Fixed assets, net	3,553	3,660
Other long-term assets	73	71

Total assets	$6,395	$6,692

Accounts payable	$173	$565
Accrued expenses and other current liabilities	2,653	2,076

Total liabilities	2,826	2,641
Equity of variable interest entities	3,569	4,051

Total liabilities and equity	$6,395	$6,692

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

For the 13-week periods ended December 31, 2011 and January 1, 2011, aggregate revenue and operating expenses relating to these VIEs were $5,044,000 and $4,080,000, and $4,767,000 and $4,046,000, respectively, and are included in the accompanying Consolidated Condensed Statements of Operations.

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

On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 13-weeks ended December 31, 2011. This lease was scheduled to expire on December 31, 2011.

The Company was advised by the landlord that it would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 13-weeks ended December 31, 2011.

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

The following available-for-sale securities (which all mature within one year) are re-measured to fair value on a recurring basis and are valued using Level 1 inputs:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At December 31, 2011
Available-for-sale short-term:
Government debt securities	$2,676	$4	$—	$2,680

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At October 1, 2011
Available-for-sale short-term:
Government debt securities	$2,696	$3	$—	$2,699

Proceeds from the sale and redemption of investment securities amounted to $320,000 and $1,743,000 for the 13-week periods ended December 31, 2011 and January 1, 2011, respectively. No realized gains or losses were included in Other income (expense), net for the 13-week periods ended December 31, 2011 and January 1, 2011.

6.	RECEIVABLES FROM EMPLOYEES IN RESPECT OF STOCK OPTION EXERCISES

Receivables from employees in respect of stock option exercises due from the former President of the Company totaled $29,000 at October 1, 2011. Such amounts were forgiven during the quarter ended December 31, 2011 in connection with his resignation.

7.	NOTE PAYABLE FOR TREASURY STOCK REPURCHASE

On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, or a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012.

8.	RELATED PARTY TRANSACTIONS

Receivables due from the former President, excluding stock option receivables, totaled $37,000 at October 1, 2011. Such amount was forgiven during the quarter ended December 31, 2011 in connection with his resignation. Other employee loans totaled approximately $271,000 and $288,000 at December 31, 2011 and October 1, 2011, respectively. Such amounts are payable on demand and bear interest at the minimum statutory rate (0.19% at December 31, 2011 and 0.16% at October 1, 2011).

The Company’s President and Chief Operating Officer resigned effective January 1, 2012. In connection therewith, the Company forgave loans due totaling $66,000 and has accrued additional compensation in the amount of $475,400 in accordance with his separation agreement and release. Such amounts are included in General and Administrative Expenses in the Consolidated Condensed Statement of Operations for the 13-weeks ended December 31, 2011.

9.	COMMITMENTS AND CONTINGENCIES

Leases — The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2032. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurants sales in excess of stipulated amounts at such facility and in one instance based on profits.

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court by March 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of December 31, 2011, the Company has spent approximately $1,400,000 related to this commitment.

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City to be named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility, which the Company expects to be in the range of $6,000,000 to $7,000,000. The initial term of the lease for this facility will expire on March 31, 2027 and will have one five-year renewal. The Company anticipates the restaurant will open during the second quarter of fiscal 2012.

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

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 ($800,000 of which has been paid as of December 31, 2011 and is included in Intangible Assets in the accompanying Consolidated Balance Sheet). Under the terms of the agreement the owner of the property will construct the facility at their expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property in the third quarter of fiscal 2012.

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

The 2010 Stock Option Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Stock Option Plan, 500,000 options were authorized for future grant. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire six years after the date of grant. No options have been granted under the 2010 Plan and no options were granted during the 13 weeks ended December 31, 2011.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, October 1, 2011	396,600	$22.88	5.50 Years

Options:
Granted	—
Exercised	—
Canceled or expired	—

Outstanding, December 31, 2011	396,600	$22.82	5.25 Years	$202,642

Exercisable at December 31, 2011	396,600	$22.82	5.25 Years	$202,642

Compensation cost charged to operations for the 13-week periods ended December 31, 2011 and January 1, 2011 was $0 and $78,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Operations.

As of October 1, 2011, all compensation cost related to stock options has been recognized.

11.	INCOME TAXES

The income tax provision on income from continuing operations for the 13-week periods ended December 31, 2011 and January 1, 2011 reflect effective tax rates of approximately 23% and 24%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

12.	INCOME PER SHARE OF COMMON STOCK

Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13-week period ended December 31, 2011, options to purchase 166,100 shares of common stock at a price of $12.04 were included in diluted earnings per share. Options to purchase 140,500 shares of common stock at a price of $29.60 and options to purchase 90,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact was antidilutive.

For the 13-week period ended January 1, 2011, options to purchase 174,564 shares of common stock at a price of $12.04 were included in diluted earnings per share. Options to purchase 145,500 shares of common stock at a price of $29.60 and options to purchase 100,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact was antidilutive.

13.	DIVIDENDS

On December 30, 2011, the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

14.	SUBSEQUENT EVENTS

On February 3, 2012, the Company suffered a fire at its Durgin Park property located in Boston, MA. The Company expects to recover substantially all of its losses from insurance proceeds and/or the landlord and does not expect unrecovered amounts to have a material impact on its financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company had operating income of $1,272,000 in the first fiscal quarter of 2012 compared to operating income of $58,000 in the first fiscal quarter of 2011. This increase resulted primarily from favorable weather conditions as compared to last year, improving conditions in the Las Vegas market, and improved menu costing.

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

Revenues

During the Company’s first fiscal quarter of 2012, revenues of $33,218,000 increased 2.1% compared to revenues of $32,541,000 in the first fiscal quarter of 2011. This increase is primarily due to: (i) increased sales at many properties due to favorable weather conditions as compared to last year, and (ii) improving conditions in the Las Vegas market, partially offset by the closure of The Grill Room property located in New York and the America property located in Washington, DC in the first quarter of fiscal 2012.

          Food and Beverage Same-Store Sales

On a Company-wide basis, same store sales increased 8.9% during the first fiscal quarter of 2012 compared to the same period last year. Same-store sales in Las Vegas increased by $1,193,000 or 9.1% in the first fiscal quarter of 2012 compared to the first fiscal quarter of 2011 primarily as a result of combining three fast food outlets located in the Village Eateries in the New York-New York Hotel & Casino Resort in Las Vegas into a new restaurant, The Broadway Burger Bar, which opened at the end of December 2010 combined with increased traffic at many of our Las Vegas properties. Same-store sales in New York increased $1,067,000, or 15.6%, during the first quarter of fiscal 2012 compared to 2011 primarily as a result of favorable weather conditions as compared to the prior year. Same store sales in Washington D.C. increased by $361,000 or 12.1% during the first quarter of fiscal 2012 compared to 2011 primarily as a result of the favorable weather conditions as compared to the prior year. Same-store sales in Atlantic City increased by $270,000, or 52.2% in the first quarter of fiscal 2012 compared to 2011 as result of new ownership at Resorts Casino Hotel and their significant marketing efforts for the property. Same-store sales in Boston decreased $68,000 or 6.5% during the first quarter of fiscal 2012 compared to 2011. Same-store sales at the consolidated VIEs decreased by $144,000 or 2.6% in the first fiscal quarter of 2012 compared to the first fiscal quarter of 2011 primarily as a result of declining sales at an underperforming restaurant in which the Company is a majority partner.

Costs and Expenses

Food and beverage costs for the first quarter of 2012 as a percentage of total revenues were 25.6% as compared to 26.4% for the first quarter of 2011. This decrease is the result of improved menu costing partially offset by higher commodity prices in the current fiscal year.

Payroll expenses as a percentage of total revenues were 33.0% for the first quarter of 2012 as compared to 34.6% in the first quarter of 2011. This decrease in payroll expenses as a percentage of revenue were primarily due to higher than expected payroll at The Sporting House in Las Vegas in the prior year.

Occupancy expenses as a percentage of total revenues were 13.9% during the first fiscal quarter of 2012 compared to 13.5% in the first quarter of 2011. This increase in occupancy expenses as a percentage of revenue was primarily due to contingent rentals at The Sporting House in Las Vegas combined with higher insurance costs.

Other operating costs and expenses as a percentage of total revenues were 12.4% for the first fiscal quarter of 2012 compared to 14.3% in the first quarter of 2011 and resulted primarily from cost cutting measures implemented in the latter part of fiscal 2011.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues were 8.4% for the first fiscal quarter of 2012 compared to 7.5% in the first quarter of 2011. This increase resulted from amounts recorded in connection with the former President’s separation agreement partially offset by cost cutting measures implemented in the latter part of fiscal 2011.

Income Taxes

The income tax provision on income from continuing operations for the 13-week periods ended December 31, 2011 and January 1, 2011 reflect effective tax rates of approximately 23% and 24%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

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

Net cash used in investing activities for the 13-week period ended December 31, 2011 was $2,551,000 and resulted primarily from purchases of fixed assets at existing restaurants and the construction of Clyde Frazier’s Wine and Dine located at the New York City.

Net cash provided by investing activities for the 13-week period ended January 1, 2011 was $806,000 and resulted from net proceeds from the sales of investment securities and the inclusion of cash balances from VIEs in the amount of $648,000 partially offset by purchases of fixed assets at existing restaurants and the construction of The Broadway Burger Bar located at the New York-New York Hotel & Casino in Las Vegas, NV.

Net cash used in financing activities for the 13-week period ended December 31, 2011 of $2,424,000 was principally used for the payment of dividends, purchase of treasury stock and distributions to non-controlling interests.

Net cash used in financing activities for the 13-week period ended January 1, 2011 of $1,015,000 was principally used for the payment of dividends and distributions to non-controlling interests.

The Company had a working capital surplus of $1,385,000 at December 31, 2011 as compared to a working capital surplus of $4,080,000 at October 1, 2011. We believe that our existing cash balances, investments and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On December 30, 2011, the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court by March 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of December 31, 2011, the Company has spent approximately $1,400,000 related to this commitment.

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City to be named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility, which the Company expects to be $6,000,000 to $7,000,000. The initial term of the lease for this facility will expire on March 31, 2027 and will have one five-year renewal. The Company anticipates the restaurant will open during the second quarter of fiscal 2012.

On April 17, 2011, the Company suffered a flood at its Sequoia property located in Washington, DC. The Company expects to recover substantially all of its losses from insurance proceeds and/or the landlord and does not expect unrecovered amounts to have a material impact on its consolidated financial position, results of operations or cash flows.

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 ($800,000 of which has been paid as of

December 31, 2011 and is included in Intangible Assets in the accompanying Consolidated Balance Sheet). Under the terms of the agreement the owner of the property will construct the facility at their expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property in the third quarter of fiscal 2012.

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

Recent Restaurant Dispositions

On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 13-weeks ended December 31, 2011. This lease was scheduled to expire on December 31, 2011.

The Company was advised by the landlord that it would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 13-weeks ended December 31, 2011.

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

The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended October 1, 2011. There have been no significant changes to such policies during fiscal 2012.

Recently Adopted and Issued Accounting Standards

See Note 1 to the Consolidated Condensed Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2012 and the expected dates of adoption and the anticipated impact on the Consolidated Condensed Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011 (the “2011 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2011 Form 10-K. The risks described in the 2011 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases of our common stock by us and any affiliated purchasers during the three months ended December 31, 2011. Stock repurchases may be made in the open market or in private transactions at times and in amounts that we deem appropriate.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
Month #1 October 2, 2011 through October 29, 2011	0		0	0	0
Month #2 October 30, 2011 through November 26, 2011	0		0	0	0
Month #3 November 27, 2011 through December 31, 2011	250,000	(1)	$12.50	0	0
Total	250,000		$12.50	0	0

(1)

On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, or a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012.

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

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Label Linkbase Document

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 14, 2012

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein

Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart

Robert J. Stewart
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)