Form 10-Q
period 2012-03-31
ARK RESTAURANTS CORP
filed 2012-05-15
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at May 4, 2012

(Common stock, $.01 par value)	3,244,845

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

Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “hopes,” “will continue” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing restaurants, labor costs for our personnel, fluctuations in the cost of food products, adverse weather conditions, changes in consumer preferences and the level of competition from existing or new competitors.

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	March 31, 2012	October 1, 2011

	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $906 at March 31, 2012 and $852 at October 1, 2011 related to VIEs)	$3,250	$7,780
Short-term investments in available-for-sale securities	75	2,699
Accounts receivable (includes $2,093 at March 31, 2012 and $1,423 at October 1, 2011 related to VIEs)	4,484	3,678
Employee receivables	298	288
Inventories (includes $23 at March 31, 2012 and October 1, 2011 related to VIEs)	1,566	1,612
Prepaid income taxes (includes $250 at March 31, 2012 and $244 at October 1, 2011 related to VIEs)	597	244
Prepaid expenses and other current assets (includes $9 at March 31, 2012 and October 1, 2011 related to VIEs)	519	412

Total current assets	10,789	16,713
FIXED ASSETS - Net (includes $3,430 at March 31, 2012 and $3,660 at October 1, 2011 related to VIEs)	27,067	23,239
INTANGIBLE ASSETS - Net	1,025	629
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	7,253	7,253
OTHER ASSETS (includes $73 at March 31, 2012 and $71 at October 1, 2011 related to VIEs)	883	893

TOTAL ASSETS	$52,551	$54,261

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $183 at March 31, 2012 and $565 at October 1, 2011 related to VIEs)	$2,485	$2,522
Accrued expenses and other current liabilities (includes $2,631 at March 31, 2012 and $2,076 at October 1, 2011 related VIEs)	9,251	9,645
Accrued income taxes	—	388
Dividend payable	812	—
Current portion of note payable	354	78

Total current liabilities	12,902	12,633
OPERATING LEASE DEFERRED CREDIT	4,325	3,442
NOTE PAYABLE, LESS CURRENT PORTION	1,771	—

TOTAL LIABILITIES	18,998	16,075

COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,672 shares at March 31, 2012 and October 1, 2011, respectively; outstanding, 3,245 shares and 3,495 shares at March 31, 2012 and October 1, 2011, respectively	57	57
Additional paid-in capital	23,291	23,291
Accumulated other comprehensive income	—	3
Retained earnings	19,188	20,128

	42,536	43,479
Less stock option receivable	—	(29)
Less treasury stock, at cost, of 2,427 shares and 2,177 shares at March 31, 2012 and October 1, 2011, respectively	(13,220)	(10,095)

Total Ark Restaurants Corp. shareholders’ equity	29,316	33,355
NON-CONTROLLING INTERESTS	4,237	4,831

TOTAL EQUITY	33,553	38,186

TOTAL LIABILITIES AND EQUITY	$52,551	$54,261

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended

	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011

		(Note 1)		(Note 1)
REVENUES:
Food and beverage sales	$29,623	$29,127	$62,076	$60,814
Other revenue	268	311	526	352

Total revenues (includes $6,170 and $5,748 for the 13-weeks ended and $11,215 and $10,515 for the 26-weeks ended March 31, 2012 and April 2, 2011, respectively, related to VIEs)	29,891	29,438	62,602	61,166

COSTS AND EXPENSES:
Food and beverage cost of sales	7,670	8,104	16,028	16,432
Payroll expenses	10,350	10,544	21,057	21,343
Occupancy expenses	4,533	4,758	8,991	8,907
Other operating costs and expenses	4,062	3,762	8,093	8,266
General and administrative expenses	2,250	2,360	5,031	4,807
Depreciation and amortization	942	1,017	1,880	2,017

Total costs and expenses (includes $4,456 and $4,477 for the 13-weeks ended and $8,536 and $8,523 for the 26-weeks ended March 31, 2012 and April 2, 2012, respectively, related to VIEs)	29,807	30,545	61,080	61,772

OPERATING INCOME (LOSS)	84	(1,107)	1,522	(606)

OTHER (INCOME) EXPENSE:
Interest expense	22	4	23	9
Interest income	(3)	(26)	(4)	(30)
Other income, net	(392)	(208)	(575)	(278)

Total other income, net	(373)	(230)	(556)	(299)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	457	(877)	2,078	(307)
Provision (benefit) for income taxes	159	(201)	537	(64)

INCOME (LOSS) FROM CONTINUING OPERATIONS	298	(676)	1,541	(243)
Loss from discontinued operations, net of income tax benefits	(309)	(426)	(436)	(763)

CONSOLIDATED NET INCOME (LOSS)	(11)	(1,102)	1,105	(1,006)
Net income attributable to non-controlling interests	(393)	(451)	(422)	(759)

NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(404)	$(1,553)	$683	$(1,765)

AMOUNTS ATTRIBUTABLE TO ARK RESTAURANTS CORP.:
Income (loss) from continuing operations	$(95)	$(1,127)	$1,119	$(1,002)
Loss from discontinued operations, net of tax	(309)	(426)	(436)	(763)

Net income (loss)	$(404)	$(1,553)	$683	$(1,765)

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
From continuing operations:
Basic	$(0.03)	$(0.32)	$0.33	$(0.28)

Diluted	$(0.03)	$(0.32)	$0.33	$(0.28)

From discontinued operations:
Basic	$(0.09)	$(0.12)	$(0.13)	$(0.22)

Diluted	$(0.09)	$(0.12)	$(0.13)	$(0.22)

From net income (loss):
Basic	$(0.12)	$(0.44)	$0.20	$(0.50)

Diluted	$(0.12)	$(0.44)	$0.20	$(0.50)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,245	3,493	3,338	3,493

Diluted	3,245	3,493	3,364	3,493

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited) FOR THE 26 WEEKS ENDED MARCH 31, 2012 AND APRIL 2, 2011
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stock Option Receivable	Treasury Stock	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity

	Shares	Amount

BALANCE - October 2, 2010	5,668	$57	$23,050	$8	$22,554	$(29)	$(10,095)	$35,545	$1,895	$37,440

Cumulative effect adjustment related to consolidation of variable interest entities upon the adoption of the amendments to ASC Topic 810	—	—	—	—	(348)	—	—	(348)	3,765	3,417

BALANCE - October 3, 2010	5,668	57	23,050	8	22,206	(29)	(10,095)	35,197	5,660	40,857

Net loss attributable to Ark Restaurants Corp.	—	—	—	—	(1,765)	—	—	(1,765)	—	(1,765)
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	759	759
Unrealized gain on available-for-sale securities	—	—	—	(5)	—	—	—	(5)	—	(5)

Total comprehensive income (loss)								(1,770)	759	(1,011)

Exercise of stock options	2	—	30	—	—	—	—	30	—	30
Tax benefit on exercise of stock options	—	—	3	—	—	—	—	3	—	3
Stock-based compensation	—	—	155	—	—	—	—	155	—	155
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(678)	(678)
Payment of dividends - $0.50 per share	—	—	—	—	(1,745)	—	—	(1,745)	—	(1,745)

BALANCE - April 2, 2011	5,670	$57	$23,238	$3	$18,696	$(29)	$(10,095)	$31,870	$5,741	$37,611

BALANCE - October 1, 2011	5,672	$57	$23,291	$3	$20,128	$(29)	$(10,095)	$33,355	$4,831	$38,186

Net income attributable to Ark Restaurants Corp.	—	—	—	—	683	—	—	683	—	683
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	422	422
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	—	—	(3)	—	(3)

Total comprehensive income								680	422	1,102

Write-off of stock option receivable	—	—	—	—	—	29	—	29	—	29
Purchase of treasury stock	—	—	—	—	—	—	(3,125)	(3,125)	—	(3,125)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,016)	(1,016)
Paid and accrued dividends - $0.50 per share	—	—	—	—	(1,623)	—	—	(1,623)	—	(1,623)

BALANCE - March 31, 2012	5,672	$57	$23,291	$—	$19,188	$—	$(13,220)	$29,316	$4,237	$33,553

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	26 Weeks Ended

	March 31, 2012	April 2, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$1,105	$(1,006)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Write-off of notes receivable from former president	66	—
Loss on closure of restaurants	365	—
Loss on disposal of discontinued operations	270	71
Stock-based compensation	—	155
Excess tax benefits related to stock-based compensation	—	(3)
Depreciation and amortization	1,880	2,017
Operating lease deferred credit	1,084	37
Changes in operating assets and liabilities:
Accounts receivable	(806)	(95)
Inventories	(231)	6
Prepaid and accrued income taxes	(741)	(1,366)
Prepaid expenses and other current assets	(107)	286
Other assets	10	(453)
Accounts payable - trade	(37)	(1,468)
Accrued expenses and other liabilities	(394)	968

Net cash provided by (used in) operating activities	2,464	(851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(6,263)	(1,548)
Purchase of management rights	(400)	—
Consolidated cash balances of VIEs	—	648
Loans and advances made to employees	(92)	(68)
Payments received on employee receivables	45	46
Purchases of investment securities	(441)	(1,891)
Proceeds from sales of investment securities	3,062	6,757
Payments received on long-term receivables	—	68

Net cash provided by (used in) investing activities	(4,089)	4,012

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(78)	(110)
Dividends paid	(811)	(1,745)
Proceeds from issuance of stock upon exercise of stock options	—	30
Excess tax benefits related to stock-based compensation	—	3
Purchase of treasury shares	(1,000)	—
Distributions to non-controlling interests	(1,016)	(678)

Net cash used in financing activities	(2,905)	(2,500)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,530)	661
CASH AND CASH EQUIVALENTS, Beginning of period	7,780	2,011

CASH AND CASH EQUIVALENTS, End of period	$3,250	$2,672

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$23	$9

Income taxes	$1,097	$1,115

Non-cash financing activity:
Note payable in connection with purchase of treasury shares	$2,125	$—

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
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

RECLASSIFICATIONS — Certain reclassifications of prior period balances have been made to conform to the current period presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated condensed financial statements. Accordingly, the Company has reclassified its statements of operations and cash flows for the prior periods presented. These dispositions are discussed below in “Recent Restaurant Dispositions.”

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

SUPPLIER CONCENTRATION — For the 26-weeks ended March 31, 2012 and April 2, 2011, the Company made purchases from two vendors that accounted for approximately 24% and 20%, respectively, of total purchases. For the 13-weeks ended March 31, 2012 and April 2, 2011, the Company made purchases from one vendor that accounted for approximately 13% and 12%, respectively, of total purchases.

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

SEGMENT REPORTING — As of March 31, 2012, the Company owns and operates 21 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING STANDARDS — In May 2011, the FASB issued guidance that amends GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The provisions of this guidance, which were adopted effective for the Company’s quarter ended March 31, 2012, did not have a material impact on the Company’s results of operations, financial condition or disclosures.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. As the new accounting guidance will only amend the presentation requirements of other comprehensive income, the Company does not expect the adoption to have a significant impact on its financial condition or results of operations.

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

The assets and liabilities associated with the Company’s consolidation of VIEs are as follows:

	March 31, 2012	October 1, 2011

	(in thousands)

Cash and cash equivalents	$906	$852
Accounts receivable	2,093	1,423
Inventories	23	23
Prepaid income taxes	250	244
Prepaid expenses and other current assets	9	9
Due from Ark Restaurants Corp. and affiliates (1)	263	410
Fixed assets, net	3,430	3,660
Other long-term assets	73	71

Total assets	$7,047	$6,692

Accounts payable	$183	$565
Accrued expenses and other current liabilities	2,631	2,076

Total liabilities	2,814	2,641
Equity of variable interest entities	4,233	4,051

Total liabilities and equity	$7,047	$6,692

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

For the 13-week and 26-week periods ended March 31, 2012, aggregate revenues relating to these VIEs were $6,170,000 and $11,215,000, respectively. For the 13-week and 26-week periods ended April 2, 2011, aggregate revenues relating to these VIEs were $5,748,000 and $10,515,000, respectively. For the 13-week and 26-week periods ended March 31, 2012, aggregate costs and expenses relating to these VIEs were $4,456,000 and $8,536,000, respectively. For the 13-week and 26-week periods ended April 2, 2011, aggregate costs and expenses relating to these VIEs were $4,477,000 and $8,523,000, respectively. All of the above are included in the accompanying Consolidated Condensed Statements of Operations.

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

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,000,000 was received as of March 31, 2012), which totaled approximately $6,500,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012 and, as a result, the Consolidated Condensed Statement of Operations for the 13-weeks ended March 31, 2012 includes approximately $770,000 of pre-opening and early operating losses related to this facility.

4. RECENT RESTAURANT DISPOSITIONS

Lease Expirations – On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 26-weeks ended March 31, 2012. This lease was scheduled to expire on December 31, 2011.

The Company was advised by the landlord that it would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 26-weeks ended March 31, 2012.

Discontinued Operations – During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. On February 6, 2011, the Company closed this restaurant and on April 28, 2011 it was sold for $400,000. The Company realized a loss on the sale of $71,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $148,000 for the 26-weeks ended April 2, 2011, all of which are included in discontinued operations in the accompanying Consolidated Statement of Operations.

Effective March 15, 2012, the Company vacated its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. The Company determined that it would not be able to operate this facility profitably at this location at the current rent. As a result, the Company recorded a disposal loss in the amount of $270,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $345,000 for the 26-weeks ended March 31, 2012, all of which are included in discontinued operations in the accompanying Consolidated Statement of Operations.

The results of discontinued operations were as follows:

	13 Weeks Ended		26 Weeks Ended

	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011

	(In thousands)		(In thousands)

Loss before income taxes	$(449)	$(510)	$(615)	$(955)
Income tax benefit	(140)	(84)	(179)	(192)

Net loss	$(309)	$(426)	$(436)	$(763)

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

The following available-for-sale securities (which all mature within one year) are re-measured to fair value on a recurring basis and are valued using Level 1 inputs:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At March 31, 2012
Available-for-sale short-term:
Government debt securities	$75	$—	$—	$75

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At October 1, 2011
Available-for-sale short-term:
Government debt securities	$2,696	$3	$—	$2,699

Proceeds from the sale and redemption of investment securities amounted to $3,062,000 and $6,757,000 for the 26-week periods ended March 31, 2012 and April 2, 2011, respectively. No realized gains or losses were included in Other income (expense), net for the 26-week periods ended March 31, 2012 and April 2, 2011.

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

8. RELATED PARTY TRANSACTIONS

Receivables due from the former President, excluding stock option receivables, totaled $37,000 at October 1, 2011. Such amount was forgiven during the quarter ended December 31, 2011 in connection with his resignation. Other employee loans totaled approximately $298,000 and $288,000 at March 31, 2012 and October 1, 2011, respectively. Such amounts are payable on demand and bear interest at the minimum statutory rate (0.19% at March 31, 2012 and 0.16% at October 1, 2011).

The Company’s President and Chief Operating Officer resigned effective January 1, 2012. In connection therewith, the Company forgave loans due totaling $66,000 and has recorded additional compensation in the amount of $475,400 in accordance with his separation agreement and release. Such amounts are included in General and Administrative Expenses in the Consolidated Condensed Statement of Operations for the 26-weeks ended March 31, 2012.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2012	October 1, 2011

	(In thousands)

Sales tax payable	$1,220	$953
Accrued wages and payroll related costs	1,748	2,325
Customer advance deposits	2,433	2,180
Accrued occupancy and other operating expenses	3,850	4,187

	$9,251	$9,645

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

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court during 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of March 31, 2012, the Company has spent approximately $1,500,000 related to this commitment.

Legal Proceedings — In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker’s compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. Management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Other — On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which has been paid as of March 31, 2012 and is included in Intangible Assets in the accompanying Consolidated Balance Sheet). Under the terms of the agreement the owner of the property will construct the facility at their expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property within the next 12 months.

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

The 2010 Stock Option Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Stock Option Plan, 500,000 options were authorized for future grant. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire six years after the date of grant. No options have been granted under the 2010 Plan and no options were granted during the 26-weeks ended March 31, 2012.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, October 1, 2011	396,600	$22.82	5.50 Years	$202,642

Options:
Granted	—
Exercised	—
Canceled or expired	—

Outstanding, March 31, 2012	396,600	$22.82	5.00 Years	$674,366

Exercisable at March 31, 2012	396,600	$22.82	5.00 Years	$674,366

Compensation cost charged to operations for the 26-week periods ended March 31, 2012 and April 2, 2011 was $0 and $156,000, respectively and for the 13-week periods ended March 31, 2012 and April 2, 2011 was $0 and $78,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Operations.

As of March 31, 2012, all compensation cost related to stock options has been recognized.

12. INCOME TAXES

The income tax provision on income from continuing operations for the 26-week periods ended March 31, 2012 and April 2, 2011 reflect effective tax rates of approximately 26% and 21%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

13. INCOME PER SHARE OF COMMON STOCK

Net income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13-week period ended March 31, 2012, options to purchase 166,100, 140,500 and 90,000 shares of common stock at exercise prices of $12.04, $29.60 and $32.15 per share, respectively, were not included in diluted loss per share as their impact was antidilutive.

For the 26-week period ended March 31, 2012, options to purchase 166,100 shares of common stock at a price of $12.04 were included in diluted earnings per share. Options to purchase 140,500 shares of common stock at a price of $29.60 and options to purchase 90,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact was antidilutive.

For the 13 and 26-week periods ended April 2, 2011, options to purchase 173,064, 145,500 and 100,000 shares of common stock at exercise prices of $12.04, $29.60 and $32.15 per share, respectively, were not included in diluted loss per share as their impact was antidilutive.

14. DIVIDENDS

On December 30, 2011, the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. As of March 31, 2012, the Company has recorded a dividend payable of $812,000 representing the declared but unpaid quarterly dividend in the amount of $0.25 per share which was paid on April 4, 2012 to shareholders of record on March 21, 2012. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain reclassifications of prior period balances have been made to conform to the current period presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated financial statements. Accordingly, the Company has reclassified its statements of operations for the prior periods presented. These dispositions are discussed below in “Recent Restaurant Dispositions.”

Overview

As of March 31, 2012, the Company owns and operates 21 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

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

Results of Operations

The Company had operating income of $84,000 in the second fiscal quarter of 2012 compared to an operating loss of ($1,107,000) in the second fiscal quarter of 2011. This increase resulted primarily from favorable weather conditions as compared to last year, improving conditions in the Las Vegas market and improved menu costing, partially offset by pre-opening and early operating losses in the amount of approximately $770,000 related to our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012, and additional compensation in the amount of $475,400 recorded in connection with the resignation of the Company’s President and Chief Operating Officer effective January 1, 2012.

The following table summarizes the significant components of the Company’s operating results for the 13 and 26-week periods ended March 31, 2012 and April 2, 2011, respectively:

	13 Weeks Ended		26 Weeks Ended

	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011

	(in thousands)		(in thousands)

REVENUES:
Food and beverage sales	$29,623	$29,127	$62,076	$60,814
Other revenue	268	311	526	352

Total revenues	29,891	29,438	62,602	61,166

COSTS AND EXPENSES:
Food and beverage cost of sales	7,670	8,104	16,028	16,432
Payroll expenses	10,350	10,544	21,057	21,343
Occupancy expenses	4,533	4,758	8,991	8,907
Other operating costs and expenses	4,062	3,762	8,093	8,266
General and administrative expenses	2,250	2,360	5,031	4,807
Depreciation and amortization	942	1,017	1,880	2,017

Total costs and expenses	29,807	30,545	61,080	61,772

OPERATING INCOME (LOSS)	$84	$(1,107)	$1,522	$(606)

Revenues

During the Company’s 13 and 26-week periods ended March 31, 2012, revenues increased 1.5% and 2.3% compared to revenues in the 13 and 26-week periods ended April 2, 2011, respectively. These increases are primarily due to: (i) increased sales at many properties due to favorable weather conditions as compared to last year, and (ii) improving conditions in the Las Vegas market, partially offset by the closure of The Grill Room property located in New York and the America property located in Washington, DC in the first quarter of fiscal 2012.

          Food and Beverage Same-Store Sales

On a Company-wide basis, same store sales increased 8.2% during the second fiscal quarter of 2012 compared to the same period last year as follows:

	13 Weeks Ended		Variance

	March 31, 2012	April 2, 2011	$	%

	(in thousands)

Las Vegas	$15,058	$14,679	$379	2.6%
New York	4,170	3,494	676	19.3%
Washington, DC	2,676	1,996	680	34.1%
Atlantic City	887	670	217	32.4%
Boston	461	626	(165)	-26.4%
Connecticut	364	366	(2)	-0.5%

Same store sales	23,616	21,831	$1,785	8.2%

VIEs	5,936	5,622	$314	5.6%

Other	71	1,674

Food and beverage sales	$29,623	$29,127

Same-store sales in Las Vegas increased in the second fiscal quarter of 2012 compared to the second fiscal quarter of 2011 primarily as a result of an overall increase in traffic in connection with a general improvement in economic conditions. Same-store sales in New York and Washington, DC increased during the second quarter of fiscal 2012 compared to 2011 primarily as a result of favorable weather conditions as compared to the prior year. Same-store sales in Atlantic City increased in the second quarter of fiscal 2012 compared to 2011 as result of new ownership at Resorts Casino Hotel and their significant marketing efforts for the property. Same-store sales in Boston decreased during the second quarter of fiscal 2012 compared to 2011 as a result of a fire that temporarily closed the property. Same-store sales at the consolidated VIEs increased in the second fiscal quarter of 2012 compared to the second fiscal quarter of 2011 primarily as a result of favorable weather conditions and an increase in traffic at our properties in Florida in connection with a general improvement in economic conditions. Other food and beverage sales consist of sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the period due to lease expiration and therefore not included in discontinued operations.

Costs and Expenses

Costs and expenses from continuing operations for the 13 and 26-weeks ended March 31, 2012 and April 2, 2011 were as follows (in thousands):

	13 Weeks Ended March 31, 2012	% to Total Revenues	13 Weeks Ended April 1, 2011	% to Total Revenues	Increase (Decrease)		26 Weeks Ended March 31, 2012	% to Total Revenues	26 Weeks Ended April 1, 2011	% to Total Revenues	Increase (Decrease)

					$	%					$	%

Food and beverage cost of sales	$7,670	25.7%	$8,104	27.5%	$(434)	-5.4%	$16,028	25.6%	$16,432	26.9%	$(404)	-2.5%
Payroll expenses	10,350	34.6%	10,544	35.8%	(194)	-1.8%	21,057	33.6%	21,343	34.9%	(286)	-1.3%
Occupancy expenses	4,533	15.2%	4,758	16.2%	(225)	-4.7%	8,991	14.4%	8,907	14.6%	84	0.9%
Other operating costs and expenses	4,062	13.6%	3,762	12.8%	300	8.0%	8,093	12.9%	8,266	13.5%	(173)	-2.1%
General and administrative expenses	2,250	7.5%	2,360	8.0%	(110)	-4.7%	5,031	8.0%	4,807	7.9%	224	4.7%
Depreciation and amortization	942	3.2%	1,017	3.5%	(75)	-7.4%	1,880	3.0%	2,017	3.3%	(137)	-6.8%

	$29,807		$30,545		$(738)		$61,080		$61,772		$(692)

Food and beverage costs as a percentage of total revenues for the 13 and 26-weeks ended March 31, 2012 decreased as compared to the same periods of fiscal 2011 as a result of improved menu costing partially offset by higher commodity prices.

Payroll expenses for the 13 and 26-weeks ended March 31, 2012 decreased as compared to the same periods of fiscal 2011 as the result of higher than expected payroll at The Sporting House in Las Vegas in the prior period combined with a reduction in payroll expenses related to properties that were closed due to lease expiration.

Occupancy expenses for the 13-weeks ended March 31, 2012 decreased as compared to the same period of fiscal 2011 as a result of a reduction in payroll related to properties that were closed due to lease expiration. Occupancy expenses for the 26-weeks ended March 31, 2012 increased as compared to the same period of fiscal 2011 primarily due to contingent rentals at The Sporting House in Las Vegas combined with higher insurance costs.

Other operating costs and expenses for the 13-weeks ended March 31, 2012 increased as compared to the same period of fiscal 2011 due to the opening of Clyde Frazier’s Wine & Dine in March 2012. Other operating costs and expenses for the 26-weeks ended March 31, 2012 decreased slightly as compared to the same period of fiscal 2011 due to the opening of Clyde Frazier’s Wine & Dine in March 2012 offset by cost cutting measures implemented in the latter part of fiscal 2011 combined with a reduction in other operating costs and expenses related to properties that were closed due to lease expiration.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13-weeks ended March 31, 2012 decreased compared to the same period of fiscal 2011 as a result of the elimination of the former President’s salary in connection with his resignation in December 2011. General and administrative expenses (which relate solely to the corporate office in New York City) for the 26-weeks ended March 31, 2012 increased compared to the same period of fiscal 2011 as a result amounts recorded in connection with the former President’s separation agreement partially offset by cost cutting measures implemented in the latter part of fiscal 2011.

Income Taxes

The income tax provision on income from continuing operations for the 26-week periods ended March 31, 2012 and April 2, 2011 reflect effective tax rates of approximately 26% and 21%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from our current estimates.

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

Net cash used in investing activities for the 26-week period ended March 31, 2012 was $4,089,000 and resulted primarily from purchases of fixed assets at existing restaurants and the construction of Clyde Frazier’s Wine and Dine located at the New York City partially offset by net proceeds from sales of investment securities.

Net cash provided by investing activities for the 26-week period ended April 2, 2011 was $4,012,000 and resulted from net proceeds from the sales of investment securities partially offset by purchases of fixed assets at existing restaurants and the construction of The Broadway Burger Bar located at the New York-New York Hotel & Casino in Las Vegas, NV.

Net cash used in financing activities for the 26-week period ended March 31, 2012 of $2,905,000 was principally used for the payment of dividends, purchase of treasury stock and distributions to non-controlling interests.

Net cash used in financing activities for the 26-week period ended April 2, 2011 of $2,500,000 was principally used for the payment of dividends and distributions to non-controlling interests.

The Company had a working capital deficit of $2,113,000 at March 31, 2012 as compared to a working capital surplus of $4,080,000 at October 1, 2011 resulting primarily from and the construction of Clyde Frazier’s Wine and Dine located at the New York City. We believe that our existing cash balances, investments and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On December 30, 2011, the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. As of March 31, 2012, the Company has recorded a dividend payable of $812,000 representing the declared but unpaid quarterly dividend in the amount of $0.25 per share which was paid on April 4, 2012 to shareholders of record on March 21, 2012. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court during 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of March 31, 2012, the Company has spent approximately $1,500,000 related to this commitment.

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which has been paid as of March 31, 2012 and is included in Intangible Assets in the accompanying Consolidated Balance Sheet). Under the terms of the agreement the owner of the property will construct the facility at their expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property in the fourth quarter of fiscal 2012.

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

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,000,000 was received as of March 31, 2012), which totaled approximately $6,500,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012 and as a result the Consolidated Condensed Statement of Operations for the 13-weeks ended March 31, 2012 includes approximately $770,000 of pre-opening and early operating losses related to this facility.

Recent Restaurant Dispositions

Lease Expirations – On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 26-weeks ended March 31, 2012. This lease was scheduled to expire on December 31, 2011.

The Company was advised by the landlord that it would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 26-weeks ended March 31, 2012.

Discontinued Operations – During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. As a result, the Company closed this restaurant on February 6, 2011 and it was sold on April 28, 2011 for $400,000. The Company realized a loss on the sale of $71,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $148,000 for the 26-weeks ended April 1, 2011, all of which are included in discontinued operations in the accompanying Consolidated Statement of Operations.

Effective March 15, 2012, the Company vacated its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. The Company determined that it would not be able to operate this facility profitably at this location at the current rent. As a result, the Company recorded a disposal loss in the amount of $270,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $345,000 for the 26-weeks ended March 31, 2012, all of which are included in discontinued operations in the accompanying Consolidated Statement of Operations

The results of discontinued operations were as follows:

	13 Weeks Ended		26 Weeks Ended

	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011

	(In thousands)		(In thousands)

Loss before income taxes	$(449)	$(510)	$(615)	$(955)
Income tax benefit	(140)	(84)	(179)	(192)

Net loss	$(309)	$(426)	$(436)	$(763)

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not Applicable.

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

Date:	May 15, 2012

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein

Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart

Robert J. Stewart
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)