Form 10-Q
period 2012-06-30
ARK RESTAURANTS CORP
filed 2012-08-14
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at August 6, 2012

(Common stock, $.01 par value)	3,244,845

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

Unless the context requires otherwise, references to “we,” “us,” “our,” “ARKR” and the “Company” refer specifically to Ark Restaurants Corp., its subsidiaries, partnerships, variable interest entities and predecessor entities.

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	June 30, 2012	October 1, 2011

	(unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $700 at June 30, 2012 and $852 at October 1, 2011 related to VIEs)	$4,445	$7,780
Short-term investments in available-for-sale securities	75	2,699
Accounts receivable (includes $1,792 at June 30, 2012 and $1,423 at October 1, 2011 related to VIEs)	4,296	3,678
Employee receivables	332	288
Inventories (includes $25 at June 30, 2012 and $23 at October 1, 2011 related to VIEs)	1,583	1,612
Prepaid and refundable income taxes (includes $251 at June 30, 2012 and $244 at October 1, 2011 related to VIEs)	1,149	244
Prepaid expenses and other current assets (includes $9 at June 30, 2012 and October 1, 2011 related to VIEs)	468	412

Total current assets	12,348	16,713
FIXED ASSETS - Net (includes $3,311 at June 30, 2012 and $3,660 at October 1, 2011 related to VIEs)	27,538	23,239
INTANGIBLE ASSETS - Net	1,023	629
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	5,559	7,253
OTHER ASSETS (includes $73 at June 30, 2012 and $71 at October 1, 2011 related to VIEs)	941	893

TOTAL ASSETS	$52,943	$54,261

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $354 at June 30, 2012 and $565 at October 1, 2011 related to VIEs)	$2,682	$2,522
Accrued expenses and other current liabilities (includes $2,763 at June 30, 2012 and $2,076 at October 1, 2011 related VIEs)	8,679	9,645
Accrued income taxes	—	388
Current portion of note payable	620	78

Total current liabilities	11,981	12,633
OPERATING LEASE DEFERRED CREDIT	4,216	3,442
NOTE PAYABLE, LESS CURRENT PORTION	1,505	—

TOTAL LIABILITIES	17,702	16,075

COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 5,672 shares at June 30, 2012 and October 1, 2011, respectively; outstanding, 3,245 shares and 3,495 shares at June 30, 2012 and October 1, 2011, respectively	57	57
Additional paid-in capital	23,320	23,291
Accumulated other comprehensive income	—	3
Retained earnings	21,341	20,128

	44,718	43,479
Less stock option receivable	—	(29)
Less treasury stock, at cost, of 2,427 shares and 2,177 shares at June 30, 2012 and October 1, 2011, respectively	(13,220)	(10,095)

Total Ark Restaurants Corp. shareholders’ equity	31,498	33,355
NON-CONTROLLING INTERESTS	3,743	4,831

TOTAL EQUITY	35,241	38,186

TOTAL LIABILITIES AND EQUITY	$52,943	$54,261

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended

	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

		(Note 1)		(Note 1)
REVENUES:
Food and beverage sales	$38,688	$38,583	$100,764	$99,397
Other revenue	305	166	831	518

Total revenues (includes $5,873 and $5,895 for the 13-weeks ended and $17,087 and $16,595 for the 39-weeks ended June 30, 2012 and July 2, 2011, respectively, related to VIEs)	38,993	38,749	101,595	99,915

COSTS AND EXPENSES:
Food and beverage cost of sales	9,992	10,574	26,020	27,006
Payroll expenses	11,702	11,657	32,758	32,999
Occupancy expenses	4,494	4,917	13,485	13,825
Other operating costs and expenses	5,156	4,931	13,250	13,197
General and administrative expenses	2,240	2,309	7,271	7,117
Depreciation and amortization	1,097	923	2,976	2,939

Total costs and expenses (includes $5,085 and $4,665 for the 13-weeks ended and $13,621 and $13,188 for the 39-weeks ended June 30, 2012 and July 2, 2011, respectively, related to VIEs)	34,681	35,311	95,760	97,083

OPERATING INCOME	4,312	3,438	5,835	2,832

OTHER (INCOME) EXPENSE:
Interest expense	—	3	23	12
Interest income	—	—	(4)	(31)
Other income, net	(229)	(122)	(804)	(400)

Total other income, net	(229)	(119)	(785)	(419)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,541	3,557	6,620	3,251
Provision for income taxes	1,303	457	1,841	393

INCOME FROM CONTINUING OPERATIONS	3,238	3,100	4,779	2,858
Income (loss) from discontinued operations, net of income tax benefits	41	(274)	(395)	(1,037)

CONSOLIDATED NET INCOME	3,279	2,826	4,384	1,821
Net income attributable to non-controlling interests	(315)	(520)	(737)	(1,280)

NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$2,964	$2,306	$3,647	$541

AMOUNTS ATTRIBUTABLE TO ARK RESTAURANTS CORP.:
Income from continuing operations	$2,923	$2,580	$4,042	$1,578
Income (loss) from discontinued operations, net of tax	41	(274)	(395)	(1,037)

Net income	$2,964	$2,306	$3,647	$541

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
From continuing operations:
Basic	$0.90	$0.74	$1.22	$0.45

Diluted	$0.89	$0.73	$1.21	$0.45

From discontinued operations:
Basic	$0.01	$(0.08)	$(0.12)	$(0.30)

Diluted	$0.01	$(0.08)	$(0.12)	$(0.30)

From net income:
Basic	$0.91	$0.66	$1.10	$0.15

Diluted	$0.90	$0.65	$1.09	$0.15

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,245	3,495	3,307	3,494

Diluted	3,278	3,537	3,335	3,526

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited) FOR THE 39 WEEKS ENDED JUNE 30, 2012 AND JULY 2, 2011 (In Thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stock Option Receivable	Treasury Stock	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity

	Common Stock

	Shares	Amount

BALANCE - October 2, 2010	5,668	$57	$23,050	$8	$22,554	$(29)	$(10,095)	$35,545	$1,895	$37,440

Cumulative effect adjustment related to consolidation of variable interest entities upon the adoption of the amendments to ASC Topic 810	—	—	—	—	(348)	—	—	(348)	3,765	3,417

BALANCE - October 3, 2010	5,668	57	23,050	8	22,206	(29)	(10,095)	35,197	5,660	40,857

Net income attributable to Ark Restaurants Corp.	—	—	—	—	541	—	—	541	—	541
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	1,280	1,280
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	—	—	(3)	—	(3)

Total comprehensive income								538	1,280	1,818

Exercise of stock options	4	—	48	—	—	—	—	48	—	48
Tax benefit on exercise of stock options	—	—	3	—	—	—	—	3	—	3
Stock-based compensation	—	—	190	—	—	—	—	190	—	190
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,246)	(1,246)
Payment of dividends - $0.75 per share	—	—	—	—	(2,619)	—	—	(2,619)	—	(2,619)

BALANCE - July 2, 2011	5,672	$57	$23,291	$5	$20,128	$(29)	$(10,095)	$33,357	$5,694	$39,051

BALANCE - October 1, 2011	5,672	$57	$23,291	$3	$20,128	$(29)	$(10,095)	$33,355	$4,831	$38,186

Net income attributable to Ark Restaurants Corp.	—	—	—	—	3,647	—	—	3,647	—	3,647
Net income attributable to non-controlling interests	—	—	—	—	—	—	—	—	737	737
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	—	—	(3)	—	(3)

Total comprehensive income								3,644	737	4,381

Write-off of stock option receivable	—	—	—	—	—	29	—	29	—	29
Purchase of treasury stock	—	—	—	—	—	—	(3,125)	(3,125)	—	(3,125)
Stock-based compensation	—	—	29	—	—	—	—	29	—	29
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,825)	(1,825)
Paid and accrued dividends - $0.75 per share	—	—	—	—	(2,434)	—	—	(2,434)	—	(2,434)

BALANCE - June 30, 2012	5,672	$57	$23,320	$—	$21,341	$—	$(13,220)	$31,498	$3,743	$35,241

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	39 Weeks Ended

	June 30, 2012	July 2, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$4,384	$1,821
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Write-off of notes receivable from former president	66	—
Loss on closure of restaurants	365	—
Loss on disposal of discontinued operations	270	71
Deferred income taxes	1,694	—
Stock-based compensation	29	190
Excess tax benefits related to stock-based compensation	—	(3)
Depreciation and amortization	2,976	2,939
Operating lease deferred credit	975	55
Changes in operating assets and liabilities:
Accounts receivable	(618)	(1,018)
Inventories	(248)	24
Prepaid, refundable and accrued income taxes	(1,293)	(986)
Prepaid expenses and other current assets	(56)	136
Other assets	(48)	(552)
Accounts payable - trade	160	(889)
Accrued expenses and other liabilities	(966)	1,813

Net cash provided by operating activities	7,690	3,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(7,828)	(2,332)
Purchase of management rights	(400)	(400)
Proceeds from sale of discontinued operation	—	300
Consolidated cash balances of VIEs	—	757
Loans and advances made to employees	(155)	(75)
Payments received on employee receivables	74	77
Purchases of investment securities	(441)	(2,016)
Proceeds from sales of investment securities	3,062	6,757
Payments received on long-term receivables	—	102

Net cash provided by (used in) investing activities	(5,688)	3,170

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(78)	(166)
Dividends paid	(2,434)	(2,619)
Proceeds from issuance of stock upon exercise of stock options	—	48
Excess tax benefits related to stock-based compensation	—	3
Purchase of treasury shares	(1,000)	—
Distributions to non-controlling interests	(1,825)	(1,246)

Net cash used in financing activities	(5,337)	(3,980)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,335)	2,791
CASH AND CASH EQUIVALENTS, Beginning of period	7,780	2,011

CASH AND CASH EQUIVALENTS, End of period	$4,445	$4,802

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$23	$12

Income taxes	$1,219	$1,201

Non-cash investing activity:
Note payable in connection with purchase of treasury shares	$2,125	$—

Non-cash financing activity:
Note received in connection with sale of discontinued operation	$—	$100

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2012
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

SUPPLIER CONCENTRATION — For the 39-weeks ended June 30, 2012 and July 2, 2011, the Company made purchases from one vendor that accounted for approximately 12% and 13%, respectively, of total purchases. For the 13-weeks ended June 30, 2012 and July 2, 2011, no vendor accounted for more than 10% of total purchases.

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

SEGMENT REPORTING — As of June 30, 2012, the Company owned and operated 21 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING STANDARDS — In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance that amends GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The provisions of this guidance, which were adopted effective for the Company’s quarter ended March 31, 2012, did not have a material impact on the Company’s results of operations, financial condition or disclosures.

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

In December 2011, the FASB issued amended standards to increase the prominence of offsetting assets and liabilities reported in financial statements. These amendments require an entity to disclose information about offsetting and the related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These revised standards are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. These amended standards may require additional footnote disclosures for these enhancements, however they will not affect our financial position or results of operations.

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

The assets and liabilities associated with the Company’s consolidation of VIEs are as follows:

	June 30, 2012	October 1, 2011

	(in thousands)
Cash and cash equivalents	$700	$852
Accounts receivable	1,792	1,423
Inventories	25	23
Prepaid income taxes	251	244
Prepaid expenses and other current assets	9	9
Due from Ark Restaurants Corp. and affiliates (1)	269	410
Fixed assets, net	3,311	3,660
Other long-term assets	73	71

Total assets	$6,430	$6,692

Accounts payable	$354	$565
Accrued expenses and other current liabilities	2,763	2,076

Total liabilities	3,117	2,641
Equity of variable interest entities	3,313	4,051

Total liabilities and equity	$6,430	$6,692

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

For the 13-week and 39-week periods ended June 30, 2012, aggregate revenues relating to these VIEs were $5,873,000 and $17,087,000, respectively. For the 13-week and 39-week periods ended July 2, 2011, aggregate revenues relating to these VIEs were $5,895,000 and $16,595,000, respectively. For the 13-week and 39-week periods ended June 30, 2012, aggregate costs and expenses relating to these VIEs were $5,085,000 and $13,621,000, respectively. For the 13-week and 39-week periods ended July 2, 2011, aggregate costs and expenses relating to these VIEs were $4,665,000 and $13,188,000, respectively. All of the above are included in the accompanying Consolidated Condensed Statements of Operations.

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

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,000,000 was received as of June 30, 2012), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012 and, as a result, the Consolidated Condensed Statement of Operations for the 39-weeks ended June 30, 2012 includes approximately $970,000 of pre-opening and early operating losses related to this facility.

4.	RECENT RESTAURANT DISPOSITIONS

Lease Expirations – On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 39-weeks ended June 30, 2012. This lease was scheduled to expire on December 31, 2011.

The Company was advised by the landlord that it would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 39-weeks ended June 30, 2012.

Discontinued Operations – During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. On February 6, 2011, the Company closed this restaurant and on April 28, 2011 it was sold for $400,000. The Company realized a loss on the sale of $71,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $148,000 for the 39-weeks ended July 2, 2011, all of which are included in discontinued operations in the accompanying Consolidated Statement of Operations.

Effective March 15, 2012, the Company vacated its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. The Company determined that it would not be able to operate this facility profitably at this location at the current rent. As a result, the Company recorded a disposal loss in the amount of $270,000, which was recorded during the second quarter of fiscal 2012, as well as operating losses of $343,000 for the 39-weeks ended June 30, 2012, all of which are included in discontinued operations in the accompanying Consolidated Statement of Operations.

The results of discontinued operations were as follows:

	13 Weeks Ended		39 Weeks Ended

	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

	(In thousands)		(In thousands)

Income (loss) before income taxes	$2	$(264)	$(613)	$(1,219)
Income tax expense (benefit)	(39)	10	(218)	(182)

Net income (loss)	$41	$(274)	$(395)	$(1,037)

5.	INVESTMENT SECURITIES

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

10

The following available-for-sale securities (which all mature within one year) are re-measured to fair value on a recurring basis and are valued using Level 1 inputs:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At June 30, 2012
Available-for-sale short-term: Government debt securities	$75	$—	$—	$75

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At October 1, 2011
Available-for-sale short-term: Government debt securities	$2,696	$3	$—	$2,699

Proceeds from the sale and redemption of investment securities amounted to $3,062,000 and $6,757,000 for the 39-week periods ended June 30, 2012 and July 2, 2011, respectively. No realized gains or losses were included in Other income (expense), net for the 39-week periods ended June 30, 2012 and July 2, 2011.

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

8. RELATED PARTY TRANSACTIONS

Receivables due from the former President, excluding stock option receivables, totaled $37,000 at October 1, 2011. Such amount was forgiven during the quarter ended December 31, 2011 in connection with his resignation. Other employee loans totaled approximately $332,000 and $288,000 at June 30, 2012 and October 1, 2011, respectively. Such amounts are payable on demand and bear interest at the minimum statutory rate (0.19% at June 30, 2012 and 0.16% at October 1, 2011).

The Company’s former President and Chief Operating Officer resigned effective January 1, 2012. In connection therewith, the Company forgave loans due totaling $66,000 and has recorded additional compensation in the amount of $475,400 in accordance with his separation agreement and release. Such amounts are included in General and Administrative Expenses in the Consolidated Condensed Statement of Operations for the 39-weeks ended June 30, 2012.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2012	October 1, 2011

	(In thousands)

Sales tax payable	$1,115	$953
Accrued wages and payroll related costs	1,821	2,325
Customer advance deposits	2,155	2,180
Accrued occupancy and other operating expenses	3,588	4,187

	$8,679	$9,645

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

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court during 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of June 30, 2012, the Company has spent approximately $2,000,000 related to this commitment.

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

Other — On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which has been paid as of June 30, 2012 and is included in Intangible Assets in the accompanying Consolidated Balance Sheet). Under the terms of the agreement, the owner of the property will construct the facility at its expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property within the next 12 months.

11. STOCK OPTIONS

The Company has options outstanding under two stock option plans, the 2004 Stock Option Plan (the “2004 Plan) and the 2010 Stock Option Plan (the “2010 Plan”), which was approved by shareholders in the second quarter of 2010. Effective with this approval the Company terminated the 2004 Plan. This action terminated the 400 authorized but unissued options under the 2004 Plan, however it did not affect any of the options previously issued under the 2004 Plan. Options granted under the 2004 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant.

The 2010 Stock Option Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Stock Option Plan, 500,000 options were authorized for future grant. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant.

During 13-week period ended June 30, 2012, options to purchase 251,500 shares of common stock at an exercise price of $14.40 per share were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. The grant date fair value of these stock options was $2.57 per share.

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2012 grant include a risk free interest rate of 1.67%, volatility of 36.2%, a dividend yield of 6.1% and an expected life of 6.25 years.

A summary of stock option activity is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, October 1, 2011	396,600	$22.82	5.50 Years	$202,642

Options:
Granted	251,500	$14.40	2.00 Years
Exercised	—
Canceled or expired	—

Outstanding, June 30, 2012	648,100	$19.56	6.75 Years	$408,680

Exercisable at June 30, 2012	396,600	$22.82	4.75 Years	$398,640

Compensation cost charged to operations for the 39-week periods ended June 30, 2012 and July 2, 2011 was $29,000 and $190,000, respectively and for the 13-week periods ended June 30, 2012 and July 2, 2011 was $29,000 and $34,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Operations.

As of June 30, 2012, there was approximately $617,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately two years.

12. INCOME TAXES

The Company’s provision for income taxes consists of U.S. Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 39-week periods ended June 30, 2012 and July 2, 2011 reflect effective tax rates of approximately 28% and 12%, respectively. The provision for income tax consists of U.S. Federal, state and local taxes and includes discrete items related to certain tax return to provision adjustments in connection with the filing of the fiscal 2011 and 2010 tax returns respectively, and the accrual of interest for uncertain tax positions. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

13. INCOME PER SHARE OF COMMON STOCK

Net income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13 and 39-week periods ended June 30, 2012, options to purchase 176,600 shares of common stock at a price of $12.04 and options to purchase 251,500 shares of common stock at a price of $14.40 were included in diluted earnings per share. Options to purchase 145,500 shares of common stock at a price of $29.60 and options to purchase 100,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact was antidilutive.

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

14. DIVIDENDS

On December 30, 2011, April 4, 2012 and June 29, 2012 the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

Overview

As of June 30, 2012, the Company owns and operates 21 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

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

Results of Operations

The Company had operating income of $4,312,000 in the third fiscal quarter of 2012 compared to operating income of $3,438,000 in the third fiscal quarter of 2011. This increase resulted primarily from improved conditions in the Washington, DC market (which was negatively impacted by a flood in the third fiscal quarter of 2011) and improved menu costing, partially offset by operating losses in the amount of approximately $1,383,000 related to our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012.

The following table summarizes the significant components of the Company’s operating results for the 13 and 39-week periods ended June 30, 2012 and July 2, 2011, respectively:

	13 Weeks Ended		39 Weeks Ended

	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

	(in thousands)		(in thousands)

REVENUES:
Food and beverage sales	$38,688	$38,583	$100,764	$99,397
Other revenue	305	166	831	518

Total revenues	38,993	38,749	101,595	99,915

COSTS AND EXPENSES:
Food and beverage cost of sales	9,992	10,574	26,020	27,006
Payroll expenses	11,702	11,657	32,758	32,999
Occupancy expenses	4,494	4,917	13,485	13,825
Other operating costs and expenses	5,156	4,931	13,250	13,197
General and administrative expenses	2,240	2,309	7,271	7,117
Depreciation and amortization	1,097	923	2,976	2,939

Total costs and expenses	34,681	35,311	95,760	97,083

OPERATING INCOME	$4,312	$3,438	$5,835	$2,832

Revenues

During the Company’s 13 and 39-week periods ended June 30, 2012, revenues increased 0.6% and 1.7% compared to revenues in the 13 and 39-week periods ended July 2, 2011, respectively. These increases are primarily due to: (i) improved conditions in the Washington, DC market (which was negatively impacted by a flood in the third fiscal quarter of 2011), and (ii) revenues related to our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012, partially offset by the closure of The Grill Room property located in New York, the America property located in Washington, DC in the first quarter of fiscal 2012 and the food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT in the second quarter of fiscal 2012.

          Food and Beverage Same-Store Sales

On a Company-wide basis, same store sales increased 4.0% during the third fiscal quarter of 2012 compared to the same period last year as follows:

	13 Weeks Ended		Variance

	June 30, 2012	July 2, 2011	$	%

	(in thousands)
Las Vegas	$14,218	$14,619	$(401)	-2.7%
New York	9,476	9,427	49	0.5%
Washington, DC	6,230	4,569	1,661	36.4%
Atlantic City	851	779	72	9.2%
Boston	1,116	1,254	(138)	-11.0%
Connecticut	374	377	(3)	-0.8%

Same store sales	32,265	31,025	$1,240	4.0%

VIEs	5,607	5,738	$(131)	-2.3%

Other	816	1,820

Food and beverage sales	$38,688	$38,583

Same-store sales in Las Vegas decreased 2.7% in the third fiscal quarter of 2012 compared to the third fiscal quarter of 2011 primarily as a result of an overall decrease in traffic in Las Vegas during the quarter. Same-store sales in New York during the third quarter of fiscal 2012 compared to 2011 were relatively flat as expected. Same-store sales in Washington, DC increased 36.4% in the third fiscal quarter of 2012 compared to the third fiscal quarter of 2011 primarily as a result of improved market conditions (2011 was negatively impacted by a flood in the third fiscal quarter of 2011) and increased catering business at our Sequoia DC property. Same-store sales in Atlantic City increased 9.2% in the third quarter of fiscal 2012 compared to 2011 as result of new ownership at Resorts Casino Hotel and their significant marketing efforts for the property. Same-store sales in Boston decreased 11% during the third quarter of fiscal 2012 compared to 2011 as the location continued to suffer the negative impact of a fire that temporarily closed the property in the second fiscal quarter of 2012. Same-store sales at the consolidated VIEs decreased 2.3% in the third fiscal quarter of 2012 compared to the third fiscal quarter of 2011 primarily as a result of decreases in traffic at our properties in Florida. Other food and beverage sales consist of sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the period due to lease expiration and therefore not included in discontinued operations.

Costs and Expenses

Costs and expenses from continuing operations for the 13 and 39-weeks ended June 30, 2012 and July 2, 2011 were as follows (in thousands):

	13 Weeks Ended June 30, 2012	% to Total Revenues	13 Weeks Ended July 2, 2011	% to Total Revenues	Increase (Decrease)		39 Weeks Ended June 30, 2012	% to Total Revenues	39 Weeks Ended July 2, 2011	% to Total Revenues	Increase (Decrease)
					$	%					$	%

Food and beverage cost of sales	$9,992	25.6%	$10,574	27.3%	$(582)	-5.5%	$26,020	25.6%	$27,006	27.0%	$(986)	-3.7%
Payroll expenses	11,702	30.0%	11,657	30.1%	45	0.4%	32,758	32.2%	32,999	33.0%	(241)	-0.7%
Occupancy expenses	4,494	11.5%	4,917	12.7%	(423)	-8.6%	13,485	13.3%	13,825	13.8%	(340)	-2.5%
Other operating costs and expenses	5,156	13.2%	4,931	12.7%	225	4.6%	13,250	13.0%	13,197	13.2%	53	0.4%
General and administrative expenses	2,240	5.7%	2,309	6.0%	(69)	-3.0%	7,271	7.2%	7,117	7.1%	154	2.2%
Depreciation and amortization	1,097	2.8%	923	2.4%	174	18.9%	2,976	2.9%	2,939	2.9%	37	1.3%

	$34,681		$35,311		$(630)		$95,760		$97,083		$(1,323)

Food and beverage costs as a percentage of total revenues for the 13 and 39-weeks ended June 30, 2012 decreased as compared to the same periods of fiscal 2011 as a result of improved menu costing partially offset by higher commodity prices.

Payroll expenses for the 13-weeks ended June 30, 2012 increased slightly as compared to the same period of fiscal 2011 as a result of payroll incurred at our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012, which was only partially offset by higher than expected payroll at The Sporting House in Las Vegas in the prior period combined with a reduction in payroll expenses related to properties that were closed due to lease expiration. Payroll expenses for the 39-weeks ended June 30, 2012 decreased as compared to the same periods of fiscal 2011 as a result of higher than expected payroll at The Sporting House in Las Vegas in the prior period, offset by a reduction in payroll expenses related to properties that were closed due to lease expiration and by payroll incurred at our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012.

Occupancy expenses for the 13 and 39-weeks ended June 30, 2012 decreased as compared to the same periods of fiscal 2011 as a result of a reduction in costs related to properties that were closed due to lease expiration.

Other operating costs and expenses for the 13-weeks ended June 30, 2012 increased as compared to the same period of fiscal 2011 due to the opening of Clyde Frazier’s Wine & Dine in March 2012. Other operating costs and expenses for the 39-weeks ended June 30, 2012 increased slightly as compared to the same period of fiscal 2011 due to the opening of Clyde Frazier’s Wine & Dine in March 2012, partially offset by cost cutting measures implemented in the latter part of fiscal 2011 combined with a reduction in other operating costs and expenses related to properties that were closed due to lease expiration.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13-weeks ended June 30, 2012 decreased compared to the same period of fiscal 2011 as a result of the elimination of the former President’s salary in connection with his resignation in December 2011. General and administrative expenses (which relate solely to the corporate office in New York City) for the 39-weeks ended June 30, 2012 increased compared to the same period of fiscal 2011 as a result amounts recorded in connection with the former President’s separation agreement partially offset by cost cutting measures implemented in the latter part of fiscal 2011.

Income Taxes

The Company’s provision for income taxes consists of U.S. Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 39-week periods ended June 30, 2012 and July 2, 2011 reflect effective tax rates of approximately 28% and 12%, respectively. The provision for income tax consists of U.S. Federal, state and local taxes and includes discrete items related to certain tax return to provision adjustments in connection with the filing of the fiscal 2011 and 2010 tax returns respectively, and the accrual of interest for uncertain tax positions. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash used in investing activities for the 39-week period ended June 30, 2012 was $5,688,000 and resulted primarily from purchases of fixed assets at existing restaurants and the construction of Clyde Frazier’s Wine and Dine located at the New York City partially offset by net proceeds from sales of investment securities.

Net cash provided by investing activities for the 39-week period ended July 2, 2011 was $3,170,000 and resulted from net proceeds from the sales of investment securities partially offset by purchases of fixed assets at existing restaurants and the construction of The Broadway Burger Bar located at the New York-New York Hotel & Casino in Las Vegas, NV.

Net cash used in financing activities for the 39-week period ended June 30, 2012 of $5,337,000 was principally used for the payment of dividends, purchase of treasury stock and distributions to non-controlling interests.

Net cash used in financing activities for the 39-week period ended July 2, 2011 of $3,980,000 was principally used for the payment of dividends and distributions to non-controlling interests.

The Company had a working capital surplus of $367,000 at June 30, 2012, as compared to a working capital surplus of $4,080,000 at October 1, 2011 resulting primarily from the construction of Clyde Frazier’s Wine and Dine located in New York City. We believe that our existing cash balances, investments and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On December 30, 2011, April 4, 2012 and June 29, 2012 the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court during 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of June 30, 2012, the Company has spent approximately $2,000,000 related to this commitment.

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which has been paid as of June 30, 2012 and is included in Intangible Assets in the accompanying Consolidated Balance Sheet). Under the terms of the agreement, the owner of the property will construct the facility at its expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property within the next 12 months.

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

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,000,000 was received as of June 30, 2012), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012 and as a result the Consolidated Condensed Statement of Operations for the 39-weeks ended June 30, 2012 includes approximately $970,000 of pre-opening and early operating losses related to this facility.

Recent Restaurant Dispositions

Lease Expirations – On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 39-weeks ended June 30, 2012. This lease was scheduled to expire on December 31, 2011.

The Company was advised by the landlord that it would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 39-weeks ended June 30, 2012.

Discontinued Operations – During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. As a result, the Company closed this restaurant on February 6, 2011 and it was sold on April 28, 2011 for $400,000. The Company realized a loss on the sale of $71,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $148,000 for the 39-weeks ended July 2, 2011, all of which are included in discontinued operations in the accompanying Consolidated Statement of Operations.

Effective March 15, 2012, the Company vacated its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. The Company determined that it would not be able to operate this facility profitably at this location at the current rent. As a result, the Company recorded a disposal loss in the amount of $270,000, which was recorded during the second quarter of fiscal 2011, as well as operating losses of $343,000 for the 39-weeks ended June 30, 2012, all of which are included in discontinued operations in the accompanying Consolidated Statement of Operations.

The results of discontinued operations were as follows:

	13 Weeks Ended		39 Weeks Ended

	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

	(In thousands)		(In thousands)

Income (loss) before income taxes	$2	$(264)	$(613)	$(1,219)
Income tax expense (benefit)	(39)	10	(218)	(182)

Net income (loss)	$41	$(274)	$(395)	$(1,037)

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to other pending legal proceedings, other than ordinary claims incidental to its business, which the Company does not believe will materially impact results of operations.

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

Date:	August 14, 2012

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein

Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart

Robert J. Stewart
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)