Form 10-K
period 2012-09-29
ARK RESTAURANTS CORP
filed 2012-12-28
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2012
or,
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

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

          As of March 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $28,844,535.

          At December 26, 2012, there were outstanding 3,244,845 shares of the Registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1)     In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2012 Annual Meeting of Stockholders filed within 120 days of September 29, 2012 or will be included in an amendment to this Form 10-K filed within 120 days of September 29, 2012.

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

Unless the context requires otherwise, references to “we,” “us,” “our,” “ARKR” and the “Company” refer specifically to Ark Restaurants Corp. and its subsidiaries, partnerships, variable interest entities and predecessor entities.

Item 1.	Business

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended September 29, 2012, we owned and/or operated 21 restaurants and bars, 22 fast food concepts and catering operations through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended September 29, 2012, seven of our restaurant and bar facilities are located in New York City, three are located in Washington, D.C., seven are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in the Faneuil Hall Marketplace in Boston, Massachusetts.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination properties intended to benefit from high patron traffic attributable to the uniqueness of the location. Most of our properties which have been opened in recent years are of the latter description. As of the fiscal year ended September 29, 2012, these include the operations at the 12 fast food facilities in Tampa, Florida and Hollywood, Florida, respectively (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); The Grill at Two Trees at the Foxwoods Resort Casino in Ledyard, Connecticut (2006); Durgin Park Restaurant and the Black Horse Tavern in the Faneuil Hall Marketplace in Boston, Massachusetts (2007); Yolos at the Planet Hollywood Resort and Casino in Las Vegas, Nevada (2007); Robert at the Museum of Arts & Design at Columbus Circle in Manhattan (2010); and Clyde Frazier’s Wine and Dine in Manhattan (2012)

The names and themes of each of our restaurants are different except for our two Sequoia restaurants and two Gallagher’s Steakhouse restaurants. The menus in our restaurants are extensive, offering a wide variety of high-quality foods at generally moderate prices. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas, are open seven days a week and most serve lunch as well as dinner. A majority of our net sales are derived from dinner as opposed to lunch service

While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

The following table sets forth the facilities we lease and operate as of September 29, 2012:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Center Café(4)	Union Station Washington, D.C.	1989	4,000	200		2009

Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2017

Sequoia(10)	South Street Seaport New York, New York	1991	12,000	300	(100)	2013

Canyon Road	First Avenue (between 76th and 77th Streets) New York, New York	1984	2,500	130		2014

Bryant Park Grill & Café(5)	Bryant Park New York, New York	1995	25,000	180	(820)	2025

America(6)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2017

Gallagher’s Steakhouse(6)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023

Gonzalez y Gonzalez(6)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2021

Village Eateries (6)(7)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2021

Red(10)	South Street Seaport New York, New York	1998	7,000	150	(150)	2013

Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035

Thunder Grill	Union Station Washington, D.C.	1999	10,000	500		2019

Venetian Food Court(8)	Venetian Casino Resort Las Vegas, Nevada	1999	2,050	300	(*)	2014

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Rialto Deli	Venetian Casino Resort Las Vegas, Nevada	1999	1,150	150	(*)	2014

V-Bar	Venetian Casino Resort Las Vegas, Nevada	2000	3,000	100		2015

Gallagher’s Steakhouse	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196		2020

Gallagher’s Burger Bar	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114		2020

The Grill at Two Trees	Foxwoods Resort Casino Ledyard, Connecticut	2006	3,359	101		2026

Durgin Park Restaurant and the Black Horse Tavern	Faneuil Hall Marketplace Boston, Massachusetts	2007	18,500	575		2032

Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2027

The Sporting House(9)	New York-New York Hotel and Casino Las Vegas, Nevada	2010	31,000	350		2012

Clyde Frazier’s Wine and Dine	Tenth Avenue (between 37th and 38th Streets) New York, New York	2012	10,000	250		2032

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

(3)	Assumes the exercise of all our available lease renewal options.

(4)	The lease for this location expired prior to October 2, 2010 and has been operating on a month-to-month basis with the consent of the landlord.

(5)	The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2019.

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

(8)	We operate two small food court restaurants in a food court at the Venetian Casino Resort.

(9)	This lease is cancellable upon 90 days written notice and provides for rent based on profits only. This restaurant opened at the end of October 2010.

(10)

On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company does not expect these properties to reopen as the underlying leases were due to expire in Q2 of 2013. The Company does not expect losses that are not covered by insurance proceeds to have a material impact on its consolidated financial position, results of operations or cash flows.

(*)	Represents common area seating.

As of October 3, 2010, all of our managed restaurants have been consolidated due to a change in accounting principle – see Notes 1 and 2 to the Consolidated Financial Statements. The following table sets forth the facilities managed by us as of September 29, 2012:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

El Rio Grande (4)(5)	Third Avenue (between 38th and 39th Streets) New York, New York	1987	4,000	160		2024

Tampa Food Court(6)(7)	Hard Rock Hotel and Casino Tampa, Florida	2004	4,000	250	(*)	2029

Hollywood Food Court(6)(7)	Hard Rock Hotel and Casino Hollywood, Florida	2004	5,000	250	(*)	2029

Lucky Seven(6)	Foxwoods Resort Casino Ledyard, Connecticut	2006	4,825	4,000	(**)	2026

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

(3)	Assumes the exercise of all our available lease renewal options.

(4)	Management fees earned, which have been eliminated in consolidation, are based on a percentage of cash flow of the restaurant.

(5)	We own a 19% interest in the partnership that owns El Rio Grande.

(6)	Management fees earned, which have been eliminated in consolidation, are based on a percentage of gross sales of the restaurant.

(7)	We owned a 50% interest in the partnership that owns the Tampa and Hollywood Food Courts which increased to 64.4% as of December 26, 2012.

(*)	Represents common area seating.

(**)	Represents number of seats in the Bingo Hall.

Leases

In addition to the above-described facilities, we are committed to several projects as follows:

In February 2010, we entered into an amendment to the lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, we agreed to, among other things; commit no less than $3,000,000 to remodel the food court. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of September 29, 2012, we have spent approximately $2,150,000 related to this commitment.

On June 7, 2011, we entered into a 10-year exclusive agreement to manage a restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which has been paid as of September 29, 2012). Under the terms of the agreement the owner of the property will construct the facility at their expense and we will pay the owner an annual fee based on sales, as defined in the agreement. We expect to begin operating this property within the next 12 months.

On November 28, 2012, we entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The initial term of the lease for this facility will expire 10 years after the date the property first opens for business to the public following its current refurbishment and will have two five-year renewals. We anticipate the restaurant will open during the third quarter of the 2013 fiscal year.

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

On March 18, 2011, we entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,500,000 was received as of September 29, 2012), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012 and, as a result, the accompanying Consolidated Statement of Income for the year ended September 29, 2012 includes approximately $1,800,000 of pre-opening and operating losses related to this property.

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

Recent Restaurant Dispositions and Charges

Lease Expirations – In the first quarter of fiscal 2011 we were advised by the landlord that we would have to vacate the Gonzalez y Gonzalez property located in New York, NY, which was on a month-to-month lease. The closure of this property occurred on January 31, 2011 and did not result in a material charge.

On July 8, 2011, we entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 we vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the accompanying Consolidated Statement of Income for the year ended September 29, 2012. This lease was scheduled to expire on December 31, 2011.

In the fourth quarter of fiscal 2011 we were advised by the landlord that we would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the accompanying Consolidated Statement of Income for the year ended September 29, 2012.

Discontinued Operations – Effective March 15, 2012, we vacated our food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT as we determined that we would not be able to operate this facility profitably at this location at the current rent. As a result, we recorded a disposal loss in the amount of $270,000, which was recorded during the second quarter of fiscal 2012, as well as operating losses of $155,000 for the year ended September 29, 2012, all of which are included in discontinued operations, net of tax, in the accompanying Consolidated Statement of Income for the year ended September 29, 2012. During the year ended October 1, 2011, we recorded an impairment charge of $2,603,000, which represented the estimated fair value of the fixed assets, associated with this property. Such amount, as well as operating losses of $1,049,000, is included in discontinued operations, net of tax, in the accompanying Consolidated Statement of Income for the year ended October 1, 2011.

During the fourth fiscal quarter of 2010, we closed our Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. On February 6, 2011, we closed this restaurant and on April 28, 2011 it was sold for $400,000. We realized a loss on the sale of $71,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $152,000 for the year ended October 1, 2011, all of which are included in discontinued operations in the accompanying Consolidated Statement of Income.

Other – During the year ended September 29, 2012, the Company recorded a charge of $379,000 to impair the leasehold improvements and equipment of an underperforming restaurant.

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

Purchasing and Distribution

We strive to obtain quality menu ingredients, raw materials and other supplies and services for our operations from reliable sources at competitive prices. Substantially all menu items are prepared on each restaurant’s premises daily from scratch, using fresh ingredients. Each restaurant’s management determines the quantities of food and supplies required and then orders the items from local, regional and national suppliers on terms negotiated by our centralized purchasing staff. Restaurant-level inventories are maintained at a minimum dollar-value level in relation to sales due to the relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities that are used in operations.

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

Employees

At December 18, 2012, we employed 1,752 persons (including employees at managed facilities), 1,150 of whom were full-time employees, and 602 of whom were part-time employees; 43 of whom were headquarters personnel, 137 of whom were restaurant management personnel, 863 of whom were kitchen personnel and 1,150 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.

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

Various federal and state labor laws govern our operations and our relationship with employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. We are also subject to the regulations of the Immigration and Naturalization Service. If our employees do not meet federal citizenship or residency requirements, this could lead to a disruption in our work force. Significant government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to employees who receive gratuities could be detrimental to our profitability.

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

Seasonal Nature of Business

Our business is highly seasonal. The second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter. We achieve our best results during the warm weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas generally operate on a more consistent basis throughout the year.

Item 1A.	Risk Factors.

The following are the most significant risk factors applicable to us:

RISKS RELATED TO OUR BUSINESS

Disruptions in the overall economy and failure to avoid the “fiscal cliff” may adversely impact our business.

Our ability to generate revenue depends significantly on discretionary consumer spending. Any weakness in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition.

The restaurant industry has been affected by economic factors, including the deterioration of national, regional and local economic conditions, high unemployment levels, and shifts in consumer spending patterns. Disruptions in the overall economy have reduced, and may continue to reduce, consumer confidence in the economy, negatively affecting consumer restaurant spending, which could be harmful to our financial position and results of operations. As a result, decreased cash flow generated from our business may adversely affect our financial position and our ability to fund our operations.

In the U.S., the uncertainty regarding significant mandated tax increases and government spending cuts beginning in January 2013, (the “Fiscal Cliff”) poses a serious risk for the U.S. economy and consumer confidence. In the event that the U.S. federal government is unable to achieve a resolution that would mitigate the impact of the Fiscal Cliff to a meaningful degree, there could be an adverse impact on the U.S. economy with a decrease in consumer spending, which could negatively impact our revenues and earnings.

Failure of our existing or new restaurants to achieve expected results could have a negative impact on our revenues and performance results.

Performance results currently achieved by our restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in new locations. We cannot be assured that new restaurants that we open will have similar operating results as existing restaurants. New restaurants take several months to reach expected operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. All of these factors are relevant to the Company’s construction costs of approximately $7,000,000 to open Clyde Frazier’s Wine and Dine during the second quarter of fiscal 2012, resulting in approximately $1,800,000 of pre-opening and operating losses for the year ended September 29, 2012. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

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

Healthcare reform legislation could have a negative impact on our business.

The Patient Protection and Affordable Care Act (the “Patient Act”), as well as other healthcare reform legislation being considered by Congress and state legislatures, may have an adverse effect on our business. Based on the current form of the Patient Act, the impact could be extensive and could increase our employee healthcare-related costs. While the significant costs of the recent healthcare legislation enacted will occur after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant, negative impact on our business.

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

Our profitability is dependent in large measure on our ability to anticipate and react to changes in food, beverage and supply costs. Various factors beyond our control, including climatic changes and government regulations, may affect food and beverage costs. Specifically, our dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather, food contamination and related recalls or other conditions, which could adversely affect the availability and cost of any such items. We cannot assure you that we will be able to anticipate or react to increasing food and supply costs in the future. The failure to react to these increases could materially and adversely affect our business, results of operations and financial condition.

The restaurant industry is affected by changes in consumer preferences and discretionary spending patterns that could result in a reduction in our revenues.

We continuously need to monitor and to modify our restaurants’ menus, for changes in consumer preferences. These changes may cause us to lose customers, who are less satisfied with such modified menu, and we may not be able to attract a new customer base to generate the necessary revenues to maintain our income from restaurant operations. A change in our menus may also result in us having different competitors. We may not be able to successfully compete against established competitors in the general restaurant market. Our success also depends on various factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. Adverse changes in these factors could reduce our customer base and spending patterns, either of which could reduce our revenues and results of operations.

Our geographic concentrations could have a material adverse effect on our business, results of operations and financial condition.

We currently operate in seven regions, New York City, Washington, D.C., Las Vegas, Nevada, Tampa and Hollywood, Florida, Atlantic City, New Jersey, Ledyard, Connecticut, and Boston, Massachusetts. As a result, we are particularly susceptible to adverse trends and economic conditions in these markets, including its labor market, which could have a negative impact on our profitability as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business, results of operations and financial condition, as could other regional occurrences such as acts of terrorism, local strikes, natural disasters or changes in laws or regulations.

Many of our operations are located in casinos and much of our success will be dependent on the success of those casinos.

The success of the business of our restaurants located in Las Vegas, Nevada, Atlantic City, New Jersey, Tampa and Hollywood, Florida, and Ledyard, Connecticut is substantially dependent on the success of the casinos in which the Company operates in these locations to attract customers for themselves and for our restaurants. The successful operation of the casinos in these locations is subject to various risks and uncertainties including, but not limited to:

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

Terrorism and war may have material adverse effect on our business.

Terrorist attacks and other acts of violence or war in the United States or abroad, may affect the markets in which we operate and our business, results of operations and financial conditions. The potential near-term and long-term effects these events may have on our business operations, our customers, the markets in which we operate and the economy is uncertain. Because the consequences of any terrorist attacks, or any armed conflicts, are unpredictable, we may not be able to foresee events that could have an adverse effect on our markets or our business.

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

A substantial majority of our capital stock is held by a limited number of stockholders. Almost 50% of our common stock is beneficially owned by officers and directors of the Company. Accordingly, management and a few other stockholders have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders, including, but not limited to, potential mergers, acquisitions and/or sale of substantially all assets or other corporate transactions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters.

The price of our common stock may fluctuate significantly.

The price at which our common stock trades may fluctuate significantly. The stock market has from time to time experienced significant price and volume fluctuations. The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including, but not limited to:

—	Fluctuations in quarterly or annual results of operations;

—	Changes in published earnings estimates by analysts and whether our actual earnings meet or exceed such estimates;

—	Additions or departures of key personnel;

—	Our ability to execute our business plan and open new restaurants;

—	Changes in the restaurant industry;

—	Competitive pricing pressures;

—	Regulatory developments; and

—	Changes in overall stock market conditions, including the stock prices of other restaurant companies.

In addition, our principal stockholders’ ownership may discourage a potential acquirer from making a tender offer or otherwise attempt to obtain control of the Company, which, in time, could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Provisions in our charter documents and New York law could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Provisions of our certificate of incorporation and by-laws, as well as provisions of New York law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

—	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect direct candidates; and

—

advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

Our restaurant facilities and our executive offices are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of September 29, 2012, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Years Lease Terms Expire	Number of Facilities

2013-2017	8
2018-2022	5
2023-2027	6
2028-2032	4
2033-2037	1

Our executive, administrative and clerical offices are located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York. Our lease for this office space expires in 2015.

For information concerning our future minimum rental commitments under non-cancelable operating leases, see Note 10 of the Notes to Consolidated Financial Statements for additional information concerning our leases.

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

Item 4.	Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers and all offices held by each person:

Name	Age	Positions and Offices

Michael Weinstein	69	Chairman and Chief Executive Officer
Vincent Pascal	69	Senior Vice President and Chief Operating Officer
Paul Gordon	61	Senior Vice President
Robert Stewart	56	Chief Financial Officer

Each of our executive officers serves at the pleasure of the Board of Directors and until his successor is duly elected and qualifies.

Michael Weinstein has been our Chief Executive Officer and a director since our inception in January 1983, was elected Chairman in 2004 and was President of the Company from January 1983 to September 2007. Mr. Weinstein is also the President of each of our subsidiaries. Mr. Weinstein is an officer, director and 29.67% shareholder of RSWB Corp. and a director and 28% owner of BSWR Corp. (since 1998). Mr. Weinstein is also the owner of 30.67% of the membership interests in New Docks LLC. Collectively, these companies operate three restaurants in New York City, and none of these companies is a parent, subsidiary or other affiliate of us. Mr. Weinstein spends substantially all of his business time on Company-related matters.

Vincent Pascal has been employed by us since 1983 and was elected Vice President, Assistant Secretary and a director in 1985. Mr. Pascal became a Senior Vice President in 2001 and Chief Operating Officer in January, 2012.

Paul Gordon has been employed by us since 1983 and was elected as a director in November 1996 and a Senior Vice President in April 2001. Mr. Gordon is the manager of our Las Vegas operations, and is a Senior Vice President of each of the Company’s Las Vegas, Nevada subsidiaries. Prior to assuming that role in 1996, Mr. Gordon was the manager of the Company’s operations in Washington, D.C. commencing in 1989.

Robert Stewart has been employed by us since June 2002, was elected Chief Financial Officer effective as of June 24, 2002 and was elected to the Board of Directors in March 2012. For the three years prior to joining us, Mr. Stewart was a Chief Financial Officer and Executive Vice President at Fortis Capital Holdings. For eleven years prior to joining Fortis Capital Holdings, Mr. Stewart held senior financial and audit positions in Skandinaviska Enskilda Banken in their New York, London and Stockholm offices.

PART II

Item 5.	Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market under the symbol “ARKR.” The high and low sale prices for our Common Stock from October 3, 2010 through September 29, 2012 are as follows:

Calendar 2010	High	Low

Fourth Quarter	$15.00	$14.25

Calendar 2011

First Quarter	14.74	14.20
Second Quarter	17.39	14.34
Third Quarter	16.61	12.95
Fourth Quarter	14.64	12.70

Calendar 2012

First Quarter	16.40	13.30
Second Quarter	16.20	14.09
Third Quarter	16.85	14.13

Dividend Policy

On November 23, 2010, March 4, 2011, June 17, 2011, September 8, 2011, December 7, 2011, March 7, 2012, May 29, 2012, September 4, 2012 and November 28, 2012 our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted.

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at September 29, 2012:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	648,100	$19.56	248,500

Equity compensation plans not approved by shareholders[1]	None	N/A	None

Total	648,100	$19.56	248,500

Of the 648,100 options outstanding on September 29, 2012, 358,500 were held by the Company’s officers and directors.

(1)	The Company has no equity compensation plan that was not approved by shareholders.

Stock Performance Graph

The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing September 29, 2007 and ending September 29, 2012 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on September 29, 2007 and that all dividends paid by companies included in each index were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Ark Restaurants Corp., the NASDAQ Composite Index,
and SIC Code 5812 - Eating & Drinking Places

* $100 invested on 9/29/07 in stock or index, including reinvestment of dividends.
Index calculated on month-end basis.

	Cumulative Total Return

	9/29/07	9/27/08	10/3/09	10/2/10	10/1/11	9/29/12

Ark Restaurants Corp.	$100.00	$52.05	$54.24	$49.24	$47.91	$65.10
NASDAQ Composite	100.00	69.59	74.97	85.07	86.96	110.86
SIC Code 5812 - Eating & Drinking Places	100.00	105.02	100.29	137.11	161.93	187.59

Item 6.	Selected Consolidated Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of September 29, 2012, the Company owned and operated 21 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

          Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended September 29, 2012 and October 1, 2011 included 52 weeks.

          Reclassifications

Certain reclassifications of prior period balances have been made to conform to the current period presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated financial statements. Accordingly, the Company has reclassified its consolidated statement of income for the prior period presented. These dispositions are discussed below in “Recent Restaurant Dispositions.” In addition, the Company made minor reclassifications from common stock to additional paid-in capital that did not impact results of operations, cash flows or earnings per share.

          Seasonality

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

          Results of Operations

The Company’s operating income of $9,991,000 for the year ended September 29, 2012 increased 73.5% compared to operating income of $5,759,000 for the year ended October 1, 2011. This increase resulted primarily from: (i) significant improvements, due to mild weather conditions and an early spring, in the performance of our properties in the New York and Washington, DC markets (which was also negatively impacted by a flood in the third fiscal quarter of 2011) (ii) improving conditions in our other markets as a result of improved economic conditions, and (iii) improved menu costing, partially offset by pre-opening and operating losses in the amount of approximately $1,800,000 related to our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012 and a charge of $379,000 during the year ended September 29, 2012 to impair the leasehold improvements and equipment of an underperforming restaurant.

The following table summarizes the significant components of the Company’s operating results for the years ended September 29, 2012 and October 1, 2011, respectively:

	Year Ended		Variance

	September 29, 2012	October 1, 2011	$	%

	(in thousands)
REVENUES:
Food and beverage sales	$136,914	$136,113	$801	0.6%
Other revenue	1,114	783	331	42.3%

Total revenues	138,028	136,896	1,132	0.8%

COSTS AND EXPENSES:
Food and beverage cost of sales	35,157	36,742	(1,585)	-4.3%
Payroll expenses	43,406	44,596	(1,190)	-2.7%
Occupancy expenses	17,702	18,562	(860)	-4.6%
Other operating costs and expenses	17,915	17,792	123	0.7%
General and administrative expenses	9,368	9,476	(108)	-1.1%
Impairment loss from write-down of ling-lived assets	379	-	379	N/A
Depreciation and amortization	4,110	3,969	141	3.6%

Total costs and expenses	128,037	131,137	(3,100)	-2.4%

OPERATING INCOME	$9,991	$5,759	$4,232	73.5%

Revenues

During the Company’s year ended September 29, 2012, revenues increased 0.6% compared to the year ended October 1, 2011. This slight increase is primarily due to: (i) significant improvements, due to favorable weather conditions and an early spring, in the performance of our properties in the New York and Washington, DC markets (which was also negatively impacted by a flood in the third fiscal quarter of 2011), and (ii) revenues related to our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012, partially offset by the closure of both The Grill Room property located in New York and the America property located in Washington, DC in the first quarter of fiscal 2012 and the food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT in the second quarter of fiscal 2012.

          Food and Beverage Same-Store Sales

On a Company-wide basis, same store food and beverage sales increased 4.8% for the year ended September 29, 2012 as compared to the year ended October 1, 2011 as follows:

	Year Ended		Variance

	September 29, 2012	October 1, 2011	$	%

	(in thousands)

Las Vegas	$57,150	$56,521	$629	1.1%
New York	34,263	31,425	2,838	9.0%
Washington, DC	16,506	13,826	2,680	19.4%
Atlantic City, NJ	3,485	2,875	610	21.2%
Boston	3,792	4,274	(482)	-11.3%
Connecticut	3,855	3,990	(135)	-3.4%
Florida	15,503	15,524	(21)	-0.1%

Same Store Sales	134,554	128,435	$6,119	4.8%

Other	2,360	7,678

Food and beverage sales	$136,914	$136,113

Same store sales in Las Vegas increased by 1.1%, in fiscal 2012 compared to fiscal 2011 primarily as a result of an overall increase in traffic in connection with a general improvement in economic conditions. Same-store sales in New York increased by 9.0% in fiscal 2012 compared to fiscal 2011 primarily as a result of favorable weather conditions and an early spring as compared to the prior year. Same-store sales in Washington, DC (which was negatively impacted by a flood in the third fiscal quarter of 2011) increased by 19.4% in fiscal 2012 compared to fiscal 2011 primarily as a result of favorable weather conditions and an early spring as compared to the prior. Same-store sales in Atlantic City increased by 21.2% in fiscal 2012 compared to 2011 as result of new ownership at Resorts Casino Hotel and their significant marketing efforts for the property. Same-store sales in Boston decreased 11.3% during fiscal 2012 compared to 2011 as the location continued to suffer the negative impact of a fire that temporarily closed the property in the second fiscal quarter of 2012. Same store sales in Connecticut decreased 3.4% during fiscal 2012 compared to fiscal 2011 as the property we operate at continues to attempt to attract new customers. Same-store sales in Florida during fiscal 2012 compared to 2011 were relatively flat as expected since the property has matured. Other food and beverage sales consist of sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the period due to lease expiration and therefore not included in discontinued operations.

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

          Other Revenue

The increase in Other Revenue for fiscal 2012 as compared to fiscal 2011 is primarily due to an increase in purchase service fees.

Costs and Expenses

Costs and expenses from continuing operations for the years ended September 29, 2012 and October 1, 2011 were as follows (in thousands):

	Year Ended September 29, 2012	% to Total Revenues	Year Ended October 1, 2011	% to Total Revenues	Increase (Decrease)

					$	%

Food and beverage cost of sales	$35,157	25.5%	$36,742	26.8%	$(1,585)	-4.3%
Payroll expenses	43,406	31.4%	44,596	32.6%	(1,190)	-2.7%
Occupancy expenses	17,702	12.8%	18,562	13.6%	(860)	-4.6%
Other operating costs and expenses	17,915	13.0%	17,792	13.0%	123	0.7%
General and administrative expenses	9,368	6.8%	9,476	6.9%	(108)	-1.1%
Impairment loss from write-down of long-lived assets	379	0.3%	-	0.0%	379	N/A
Depreciation and amortization	4,110	3.0%	3,969	2.9%	141	3.6%

	$128,037		$131,137		$(3,100)

Food and beverage costs as a percentage of total revenues for the year ended September 29, 2012 decreased as compared to the year ended October 1, 2011 as a result of improved menu costing partially offset by higher commodity prices.

Payroll expenses as a percentage of total revenues for the year ended September 29, 2012 decreased as compared to the year ended October 1, 2011 as a result of higher than expected payroll at The Sporting House in Las Vegas in the prior period combined with a reduction in payroll expenses related to properties that were closed due to lease expiration partially offset by payroll incurred at our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012.

Occupancy expenses as a percentage of total revenues for the year ended September 29, 2012 decreased as compared to the year ended October 1, 2011 as a result of a reduction in costs related to properties that were closed due to lease expiration partially offset by occupancy expenses incurred at our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012.

Other operating costs and expenses as a percentage of total revenues for the year ended September 29, 2012 remained static as compared to the year ended October 1, 2011. A slight increase in total costs were the result of the opening of Clyde Frazier’s Wine & Dine in March 2012, partially offset by cost cutting measures implemented in the latter part of fiscal 2011 combined with a reduction in other operating costs and expenses related to properties that were closed due to lease expiration.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the year ended September 29, 2012 decreased as compared to the year ended October 1, 2011 as a result of cost cutting measures implemented in the latter part of fiscal 2011 partially offset by amounts recorded in connection with the former President’s separation agreement.

During the year ended September 29, 2012, the Company recorded a charge of $379,000 to impair the leasehold improvements and equipment of an underperforming restaurant. During the year ended October 1, 2011, the Company recorded an impairment charge of $2,603,000, which represented the estimated fair value of the fixed assets, associated with its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. Such amount has been reclassified to discontinued operations, along with operating losses of $1,049,000, net of tax, in the Consolidated Statement of Income for the year ended October 1, 2011.

Interest expense was $23,000 in fiscal 2012 and $14,000 in fiscal 2011. Interest income was $33,000 in fiscal 2012 and $17,000 in fiscal 2011. Investments are made in government securities and investment quality corporate instruments.

Other income, which generally consists other rentals and insurance proceeds, was $454,000 and $486,000 for fiscal 2012 and 2011, respectively.

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

The Revenue Reconciliation Act of 1993 provides tax credits to us for FICA taxes paid on tip income of restaurant service personnel. The net benefit to us was $564,000 in both fiscal 2012 and fiscal 2011.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations. We utilize cash generated from operations to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants we own.

Net cash provided by operating activities for the year ended September 29, 2012 was $13,423,000, compared to $8,530,000 for the prior year. This net change was primarily attributable to the increase in operating income as discussed above.

Net cash used in investing activities for the year ended September 29, 2012 was $5,862,000 and resulted from net proceeds from the sales of investment securities offset by purchases of fixed assets at existing restaurants and the construction of Clyde Frazier’s Wine and Dine in New York City.

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

Net cash used in financing activities for the year ended September 29, 2012 of $6,636,000 was principally used for the payment of dividends, purchase of treasury stock and distributions to non-controlling interests.

Net cash used in financing activities for the year ended October 1, 2011 of $5,384,000 was principally used for the payment of dividends and distributions to non-controlling interests.

The Company had a working capital surplus of $4,061,000 at September 29, 2012 as compared to a working capital surplus of $4,080,000 at October 1, 2011. We believe that our existing cash balances, investments and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On December 30, 2011, April 4, 2012, June 29, 2012 and October 2, 2012 the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors

In February 2010, we entered into an amendment to the lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, we agreed to, among other things; commit no less than $3,000,000 to remodel the food court. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of September 29, 2012, we have spent approximately $2,150,000 related to this commitment.

On June 7, 2011, we entered into a 10-year exclusive agreement to manage a restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which has been paid as of December 29, 2012). Under the terms of the agreement the owner of the property will construct the facility at their expense and we will pay the owner an annual fee based on sales, as defined in the agreement. We expect to begin operating this property within the next 12 months.

On November 28, 2012, we entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The initial term of the lease for this facility will expire 10 years after the date the property first opens for business to the public following its current refurbishment and will have two five-year renewals. We anticipate the restaurant will open during the third quarter of the 2013 fiscal year.

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

On March 18, 2011, we entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,500,000 was received as of September 29, 2012), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012 and, as a result, the accompanying Consolidated Statement of Income for the year ended September 29, 2012 includes approximately $1,800,000 of pre-opening and operating losses related to this property.

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

Recent Restaurant Dispositions and Charges

Lease Expirations – In the first quarter of fiscal 2011 we were advised by the landlord that we would have to vacate the Gonzalez y Gonzalez property located in New York, NY, which was on a month-to-month lease. The closure of this property occurred on January 31, 2011.

On July 8, 2011, we entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 we vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the accompanying Consolidated Statement of Income for the year ended September 29, 2012. This lease was scheduled to expire on December 31, 2011.

In the fourth quarter of fiscal 2011 we were advised by the landlord that we would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the accompanying Consolidated Statement of Income for the year ended September 29, 2012.

Discontinued Operations – Effective March 15, 2012, we vacated our food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT as we determined that we would not be able to operate this facility profitably at this location at the current rent. As a result, we recorded a disposal loss in the amount of $270,000, which was recorded during the second quarter of fiscal 2012, as well as operating losses of $155,000 for the year ended September 29, 2012, all of which are included in discontinued operations, net of tax, in the accompanying Consolidated Statement of Income for the year ended September 29, 2012. During the year ended October 1, 2011, we recorded an impairment charge of $2,603,000, which represented the estimated fair value of the fixed assets, associated with this property. Such amount, as well as operating losses of $1,049,000, is included in discontinued operations, net of tax, in the accompanying Consolidated Statement of Income for the year ended October 1, 2011.

During the fourth fiscal quarter of 2010, we closed our Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. On February 6, 2011, we closed this restaurant and on April 28, 2011 it was sold for $400,000. We realized a loss on the sale of $71,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $152,000 for the year ended October 1, 2011, all of which are included in discontinued operations in the accompanying Consolidated Statement of Income.

Other – During the year ended September 29, 2012, the Company recorded a charge of $379,000 to impair the leasehold improvements and equipment of an underperforming restaurant.

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

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. During the year ended September 29, 2012, the Company recorded a charge of $379,000 to impair the leasehold improvements and equipment of an underperforming restaurant. Based on the current facts and circumstances, the property does not meet the criteria for held for sale classification. During the year ended October 1, 2011, the Company recorded an impairment charge of $2,603,000, which represented the estimated fair value of the fixed assets, associated with this property. Such amount, as well as operating losses of $1,049,000, is included in discontinued operations in the accompanying Consolidated Statement of Income for the year ended October 1, 2011.

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

Goodwill and Trademarks

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks, which were acquired in connection with the Durgin Park acquisition, are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 29, 2012, the Company performed both a qualitative and quantitative assessment of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 29, 2012. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present and, if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statement of Income.

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

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. During fiscal 2012, options to purchase 251,500 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. The Company did not grant any options during fiscal 2011. The Company generally issues new shares upon the exercise of employee stock options.

Recent Developments

On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company does not expect these properties to reopen as the underlying leases were due to expire in Q2 of 2013. The Company does not expect losses that are not covered by insurance proceeds to have a material impact on its consolidated financial position, results of operations or cash flows.

On November 28, 2012, the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The initial term of the lease for this facility will expire 10 years after the date the property first opens for business to the public following its current refurbishment and will have two five-year renewals. The Company anticipates the restaurant will open during the third quarter of the 2013 fiscal year.

On November 29, 2012, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on December 28, 2012 to shareholders of record at the close of business on December 14, 2012.

Subsequent to September 29, 2012, the Company purchased 14.39% of the members’ interests in Ark Hollywood/Tampa Investment, LLC for an aggregate consideration of $2,965,000. The Company now owns 64.39% of this partnership.

Recently Adopted and Issued Accounting Standards

See Notes 1 and 2 of Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in 2012 and the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures.

As of September 29, 2012 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 29, 2012. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 29, 2012 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 29, 2012.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption of the SEC that permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See Part I, Item 4. “Executive Officers of the Registrant.” Other information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

Code of Ethics

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

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets -- at September 29, 2012 and October 1, 2011	F-2

		Consolidated Statements of Income – years ended September 29, 2012 and October 1, 2011	F-3

		Consolidated Statements of Changes in Equity -- years ended September 29, 2012 and October 1, 2011	F-4

		Consolidated Statements of Cash Flows — years ended September 29, 2012 and October 1, 2011	F-5

		Notes to Consolidated Financial Statements	F-6

	(2)	Financial Statement Schedules

None

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries as of September 29, 2012 and October 1, 2011, and the related consolidated statements of income, changes in equity and cash flows for each of the two years in the period ended September 29, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ark Restaurants Corp. and Subsidiaries as of September 29, 2012 and October 1, 2011, and their consolidated results of operations and cash flows for each of the two years in the period ended September 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York
December 28, 2012

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	September 29, 2012	October 1, 2011

		(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $714 at September 29, 2012 and $852 at October 1, 2011 related to VIEs)	$8,705	$7,780
Short-term investments in available-for-sale securities	75	2,699
Accounts receivable (includes $1,776 at September 29, 2012 and $1,423 at October 1, 2011 related to VIEs)	3,790	3,678
Employee receivables	339	288
Inventories (includes $28 at September 29, 2012 and $23 at October 1, 2011 related to VIEs)	1,567	1,612
Prepaid and refundable income taxes (includes $235 at September 29, 2012 and $244 at October 1, 2011 related to VIEs)	985	244
Prepaid expenses and other current assets (includes $13 at September 29, 2012 and $9 at October 1, 2011 related to VIEs)	1,087	412

Total current assets	16,548	16,713
FIXED ASSETS - Net (includes $3,189 at September 29, 2012 and $3,660 at October 1, 2011 related to VIEs)	26,194	23,239
INTANGIBLE ASSETS - Net	1,021	629
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	4,960	7,253
OTHER ASSETS (includes $71 at September 29, 2012 and October 1, 2011 related to VIEs)	907	893

TOTAL ASSETS	$55,164	$54,261

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $153 at September 29, 2012 and $565 at October 1, 2011 related to VIEs)	$2,729	$2,522
Accrued expenses and other current liabilities (includes $1,950 at September 29, 2012 and $2,076 at October 1, 2011 related VIEs)	8,873	9,645
Accrued income taxes	-	388
Current portion of note payable	885	78

Total current liabilities	12,487	12,633
OPERATING LEASE DEFERRED CREDIT	4,650	3,442
NOTE PAYABLE, LESS CURRENT PORTION	1,240	-

TOTAL LIABILITIES	18,377	16,075

COMMITMENTS AND CONTINGENCIES EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,601 shares at September 29, 2012 and October 1, 2011, respectively; outstanding, 3,245 shares and 3,495 shares at September 29, 2012 and October 1, 2011, respectively	46	46
Additional paid-in capital	23,410	23,302
Accumulated other comprehensive income	-	3
Retained earnings	22,372	20,128

	45,828	43,479
Less stock option receivable	-	(29)
Less treasury stock, at cost, of 1,356 shares and 1,106 shares at September 29, 2012 and October 1, 2011, respectively	(13,220)	(10,095)

Total Ark Restaurants Corp. shareholders’ equity	32,608	33,355
NON-CONTROLLING INTERESTS	4,179	4,831

TOTAL EQUITY	36,787	38,186

TOTAL LIABILITIES AND EQUITY	$55,164	$54,261

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Year Ended

	September 29, 2012	October 1, 2011

		(Note 1)
REVENUES:
Food and beverage sales	$136,914	$136,113
Other revenue	1,114	783

Total revenues	138,028	136,896

COSTS AND EXPENSES:
Food and beverage cost of sales	35,157	36,742
Payroll expenses	43,406	44,596
Occupancy expenses	17,702	18,562
Other operating costs and expenses	17,915	17,792
General and administrative expenses	9,368	9,476
Impairment loss from write-down of long-lived assets	379	-
Depreciation and amortization	4,110	3,969

Total costs and expenses	128,037	131,137

OPERATING INCOME	9,991	5,759

OTHER (INCOME) EXPENSE:
Interest expense	23	14
Interest income	(33)	(17)
Other income, net	(454)	(486)

Total other income, net	(464)	(489)

INCOME BEFORE PROVISION FOR INCOME TAXES	10,455	6,248
Provision for income taxes	3,013	1,473

INCOME FROM CONTINUING OPERATIONS	7,442	4,775
Loss from discontinued operations, net of income tax benefits	(292)	(2,471)

CONSOLIDATED NET INCOME	7,150	2,304
Net income attributable to non-controlling interests	(1,661)	(889)

NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$5,489	$1,415

AMOUNTS ATTRIBUTABLE TO ARK RESTAURANTS CORP.:
Income from continuing operations	$5,748	$2,695
Loss from discontinued operations, net of tax	(259)	(1,280)

Net income	$5,489	$1,415

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
From continuing operations:
Basic	$1.75	$0.77

Diluted	$1.73	$0.76

From discontinued operations:
Basic	$(0.08)	$(0.36)

Diluted	$(0.08)	$(0.36)

From net income:
Basic	$1.67	$0.41

Diluted	$1.65	$0.40

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,292	3,494

Diluted	3,327	3,525

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED SEPTEMBER 29, 2012 AND OCTOBER 1, 2011
(In Thousands)

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Stock Option Receivable	Treasury Stock	Total Ark Restaurants Corp. Shareholders’ Equity	Non-controlling Interests	Total Equity

	Common Stock

	Shares	Amount

BALANCE - October 2, 2010	4,597	$46	$23,061	$8	$22,554	$(29)	$(10,095)	$35,545	$1,895	$37,440

Cumulative effect adjustment related to consolidation of variable interest entities upon the adoption of the amendments to ASC Topic 810	-	-	-	-	(348)	-	-	(348)	3,765	3,417

BALANCE - October 3, 2010	4,597	46	23,061	8	22,206	(29)	(10,095)	35,197	5,660	40,857

Net income attributable to Ark Restaurants Corp.	-	-	-	-	1,415	-	-	1,415	-	1,415
Net income attributable to non-controlling interests	-	-	-	-	-	-	-	-	889	889
Unrealized loss on available-for-sale securities	-	-	-	(5)	-	-	-	(5)	-	(5)

Total comprehensive income								1,410	889	2,299

Exercise of stock options	4	-	48	-	-	-	-	48	-	48
Tax benefit on exercise of stock options	-	-	3	-	-	-	-	3	-	3
Stock-based compensation	-	-	190	-	-	-	-	190	-	190
Distributions to non-controlling interests	-	-	-	-	-	-	-	-	(1,718)	(1,718)
Payment of dividends - $1.00 per share	-	-	-	-	(3,493)	-	-	(3,493)	-	(3,493)

BALANCE - October 1, 2011	4,601	46	23,302	3	20,128	(29)	(10,095)	33,355	4,831	38,186

Net income attributable to Ark Restaurants Corp.	-	-	-	-	5,489	-	-	5,489	-	5,489
Net income attributable to non-controlling interests	-	-	-	-	-	-	-	-	1,661	1,661
Unrealized loss on available-for-sale securities	-	-	-	(3)	-	-	-	(3)	-	(3)

Total comprehensive income								5,486	1,661	7,147

Write-off of stock option receivable	-	-	-	-	-	29	-	29	-	29
Purchase of treasury stock	-	-	-	-	-	-	(3,125)	(3,125)	-	(3,125)
Stock-based compensation	-	-	108	-	-	-	-	108	-	108
Distributions to non-controlling interests	-	-	-	-	-	-	-	-	(2,313)	(2,313)
Payment of dividends - $1.00 per share	-	-	-	-	(3,245)	-	-	(3,245)	-	(3,245)

BALANCE - September 29, 2012	4,601	$46	$23,410	$-	$22,372	$-	$(13,220)	$32,608	$4,179	$36,787

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended

	September 29, 2012	October 1, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$7,150	$2,304
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Impairment loss from write-down of long-lived assets	379	2,603
Write-off of notes receivable from former president	66	-
Loss on closure of restaurants	365	-
Loss on disposal of discontinued operations	270	71
Deferred income taxes	2,293	(1,104)
Stock-based compensation	108	190
Excess tax benefits related to stock-based compensation	-	(3)
Depreciation and amortization	4,110	4,491
Operating lease deferred credit	1,409	(18)
Changes in operating assets and liabilities:
Accounts receivable	(112)	182
Inventories	(232)	51
Prepaid, refundable and accrued income taxes	(1,129)	101
Prepaid expenses and other current assets	(675)	142
Other assets	(14)	(406)
Accounts payable - trade	207	(1,233)
Accrued expenses and other liabilities	(772)	1,159

Net cash provided by operating activities	13,423	8,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(7,995)	(2,772)
Purchase of management rights	(400)	(600)
Proceeds from sale of discontinued operation	-	400
Consolidated cash balances of VIEs	-	757
Loans and advances made to employees	(175)	(137)
Payments received on employee receivables	87	139
Purchases of investment securities	(441)	(3,145)
Proceeds from sales of investment securities	3,062	7,879
Payments received on long-term receivables	-	102

Net cash provided by (used in) investing activities	(5,862)	2,623

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(78)	(224)
Dividends paid	(3,245)	(3,493)
Proceeds from issuance of stock upon exercise of stock options	-	48
Excess tax benefits related to stock-based compensation	-	3
Purchase of treasury shares	(1,000)	-
Distributions to non-controlling interests	(2,313)	(1,718)

Net cash used in financing activities	(6,636)	(5,384)

NET INCREASE IN CASH AND CASH EQUIVALENTS	925	5,769
CASH AND CASH EQUIVALENTS, Beginning of year	7,780	2,011

CASH AND CASH EQUIVALENTS, End of year	$8,705	$7,780

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$23	$12

Income taxes	$2,363	$1,201

Non-cash investing activity:
Note payable in connection with purchase of treasury shares	$2,125	$-

Non-cash financing activity:
Note received in connection with sale of discontinued operation	$-	$100

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 29, 2012, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 21 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. Seven restaurants are located in New York City, three are located in Washington, D.C., seven are located in Las Vegas, Nevada, two are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in Boston, Massachusetts. The Las Vegas operations include five restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and six food court concepts; one bar within the Venetian Casino Resort as well as three food court concepts; and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant and a bar in the Resorts Atlantic City Hotel and Casino. The operation at the Foxwoods Resort Casino consists of one fast food concept and a restaurant. In Boston, Massachusetts, the Company operates a restaurant in the Faneuil Hall Marketplace. The Florida operations under management include five fast food facilities in Tampa, Florida and seven fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino.

Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.

Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 29, 2012 and October 1, 2011 included 52 weeks.

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

Principles of Consolidation — The consolidated financial statements include the accounts of Ark Restaurants Corp. and all of its wholly owned subsidiaries, partnerships and other entities in which it has a controlling interest. Also included in the consolidated financial statements are certain variable interest entities (“VIEs”). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications — Certain reclassifications of prior period balances have been made to conform to the current period presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated financial statements. Accordingly, the Company has reclassified its consolidated statement of income for the prior period presented – see Note 4 – Recent Restaurant Dispositions. In addition, the Company made minor reclassifications from common stock to additional paid-in capital that did not impact results of operations, cash flows or earnings per share.

Non-Controlling Interests — Non-controlling interests represent capital contributions, income and loss attributable to the shareholders of less than wholly-owned and consolidated entities.

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

Available-For-Sale Securities — Available-for-sale securities consist primarily of United States Treasury Bills and Notes, all of which have a high degree of liquidity and are reported at fair value, with unrealized gains and losses recorded in Accumulated Other Comprehensive Income. The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in Other income (expense), net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits.

For the years ended September 29, 2012 and October 1, 2011, the Company made purchases from one vendor that accounted for approximately 13% of total purchases in each year.

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

Revenue Recognition — Company-owned restaurant sales are comprised almost entirely of food and beverage sales. The Company records revenue at the time of the purchase of products by customers. Included in Other Revenues are purchase service fees which represent commissions earned by a subsidiary of the Company for providing purchasing services to other restaurant groups.

The Company offers customers the opportunity to purchase gift certificates. At the time of purchase by the customer, the Company records a gift certificate liability for the face value of the certificate purchased. The Company recognizes the revenue and reduces the gift certificate liability when the certificate is redeemed. The Company does not reduce its recorded liability for potential non-use of purchased gift cards. The Company also issues gift cards to service providers and to others for no consideration. Costs associated with these issuances are recognized at the time of redemption.

Additionally, the Company presents sales tax on a net basis in its consolidated financial statements.

Fixed Assets — Leasehold improvements and furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over the estimated useful lives of the respective assets (three to seven years). Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 30 years. For leases with renewal periods at the Company’s option, if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major replacements and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the Consolidated Statements of Income.

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

Long-lived Assets — Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. See Note 6 for a discussion of impairment charges for long-lived assets recorded in fiscal 2012. See Note 4 for a discussion of impairment charges for long-lived assets recorded in fiscal 2011.

Goodwill and Trademarks — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks, which were acquired in connection with the Durgin Park acquisition, are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 29, 2012, the Company performed both a qualitative and quantitative assessment of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 29, 2012. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

Leases — The Company recognizes rent expense on a straight-line basis over the expected lease term, including option periods as described below. Within the provisions of certain leases there are escalations in payments over the base lease term, as well as renewal periods. The effects of the escalations have been reflected in rent expense on a straight-line basis over the expected lease term, which includes option periods when it is deemed to be reasonably assured that the Company would incur an economic penalty for not exercising the option. Tenant allowances are included in the straight-line calculations and are being deferred over the lease term and reflected as a reduction in rent expense. Percentage rent expense is generally based upon sales levels and is expensed as incurred. Certain leases include both base rent and percentage rent. The Company records rent expense on these leases based upon reasonably assured sales levels. The consolidated financial statements reflect the same lease terms for amortizing leasehold improvements as were used in calculating straight-line rent expense for each restaurant. The judgments of the Company may produce materially different amounts of amortization and rent expense than would be reported if different lease terms were used.

Occupancy Expenses — Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.

Defined Contribution Plans — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended September 29, 2012 and October 1, 2011, the Company did not make any contributions to the Plan.

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

Share-based Compensation — The Company measures share-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the applicable vesting period using the straight-line method. Upon exercise of options, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.

During fiscal 2012, options to purchase 251,500 shares of common stock were granted at an exercise price of $14.40 per share and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. Such options had an aggregate grant date fair value of approximately $646,000. The Company did not grant any options during the fiscal year 2011. The Company generally issues new shares upon the exercise of employee stock options.

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2012 grant include a risk free interest rate of 1.67%, volatility of 36.2%, a dividend yield of 6.13% and an expected life of 6.25 years.

New Accounting Standards Adopted in Fiscal 2012 — In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance that amends GAAP to conform it with fair value measurement and disclosure requirements in International Financial Reporting Standards (“IFRS”). The amendments changed the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The provisions of this guidance, which were adopted effective for the Company’s quarter ended March 31, 2012, did not have a material impact on the Company’s consolidated results of operations, financial condition or disclosures.

In September 2011, the FASB issued new accounting guidance intended to simplify how an entity tests goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The early adoption of this guidance during fiscal 2012 did not have a material impact on the Company’s consolidated financial condition or results of operations.

New Accounting Standards Not Yet Adopted — In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. As the new accounting guidance will only amend the presentation requirements of other comprehensive income, the Company does not expect the adoption to have a significant impact on its consolidated financial condition or results of operations.

In December 2011, the FASB issued amended standards to increase the prominence of offsetting assets and liabilities reported in financial statements. These amendments require an entity to disclose information about offsetting and the related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These revised standards are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. These amended standards may require additional footnote disclosures for these enhancements; however they will not affect our consolidated financial position or results of operations.

2.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

Upon adoption of new accounting guidance for VIEs on October 3, 2010, the Company determined that it is the primary beneficiary of two VIEs which had not been previously consolidated, Ark Hollywood/Tampa Investment, LLC and Ark Connecticut Investment, LLC. The new guidance requires that a single party (including its related parties and de facto agents) be able to exercise their rights to remove the decision maker in order for the “kick-out” rights to be considered substantive. Previously, a simple majority of owners that could exercise kick-out rights was considered a substantive right. This change resulted in the need for consolidation.

The assets and liabilities associated with the Company’s consolidation of VIEs are as follows:

	September 29, 2012	October 1, 2011

	(in thousands)

Cash and cash equivalents	$714	$852
Accounts receivable	1,776	1,423
Inventories	28	23
Prepaid income taxes	235	244
Prepaid expenses and other current assets	13	9
Due from Ark Restaurants Corp. and affiliates (1)	288	410
Fixed assets, net	3,189	3,660
Other long-term assets	71	71

Total assets	$6,314	$6,692

Accounts payable	$153	$565
Accrued expenses and other current liabilities	1,950	2,076

Total liabilities	2,103	2,641
Equity of variable interest entities	4,211	4,051

Total liabilities and equity	$6,314	$6,692

(1)	Amounts due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,500,000 was received as of September 29, 2012 and is being deferred over the lease term), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012 and, as a result, the Consolidated Statement of Income for the year ended September 29, 2012 includes approximately $1,800,000 of pre-opening and operating losses related to this property.

4.	RECENT RESTAURANT DISPOSITIONS

Lease Expirations – The Company was advised by the landlord that it would have to vacate the Gonzalez y Gonzalez property located in New York, NY, which was on a month-to-month lease. The closure of this property occurred on January 31, 2011 and did not result in a material charge.

On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the Consolidated Statement of Income for the year ended September 29, 2012. This lease was scheduled to expire on December 31, 2011.

The Company was advised by the landlord that it would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the Consolidated Statement of Income for the year ended September 29, 2012.

Discontinued Operations – Effective March 15, 2012, the Company vacated its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. The Company determined that it would not be able to operate this facility profitably at this location at the current rent. As a result, the Company recorded a disposal loss in the amount of $270,000, which was recorded during the second quarter of fiscal 2012, as well as operating losses of $155,000 for the year ended September 29, 2012, all of which are included in discontinued operations, net of tax, in the Consolidated Statement of Income for the year ended September 29, 2012. During the year ended October 1, 2011, the Company recorded an impairment charge of $2,603,000, which represented the estimated fair value of the fixed assets, associated with this property. Such amount, as well as operating losses of $1,049,000, is included in discontinued operations, net of tax, in the Consolidated Statement of Income for the year ended October 1, 2011. Included in the Net (Income) Loss Attributable to Non-controlling Interests line item in the accompanying Consolidated Statement of Income for the years ended September 29, 2012 and October 1, 2011 are losses of $33,000 and $1,191,000, respectively, attributable to the limited partners in this property.

During the fourth fiscal quarter of 2010, the Company closed its Pinch & S’Mac operation located in New York City, and re-concepted the location as Polpette, which featured meatballs and other Italian food. Sales at Polpette failed to reach the level sufficient to achieve the results the Company required. On February 6, 2011, the Company closed this restaurant and on April 28, 2011 it was sold for $400,000. The Company realized a loss on the sale of $71,000 which was recorded during the second quarter of fiscal 2011 as well as operating losses of $152,000 for the year ended October 1, 2011, all of which are included in discontinued operations in the Consolidated Statement of Income.

The results of discontinued operations were as follows:

	Year Ended

	September 29, 2012	October 1, 2011

	(In thousands)

Revenues	$910	$2,744
Costs and expenses	1,335	6,619

Loss before income taxes	(425)	(3,875)
Income tax benefit	(133)	(1,404)

Net loss	$(292)	$(2,471)

5.	INVESTMENT SECURITIES

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

The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued using Level 1 inputs and the market approach as follows:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At September 29, 2012
Available-for-sale short-term:
Government debt securities	$75	$-	$-	$75

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

	(In thousands)
At October 1, 2011
Available-for-sale short-term:
Government debt securities	$2,696	$3	$-	$2,699

At September 29, 2012, all of the Company’s government debt securities mature within fiscal year 2013.

6.	FIXED ASSETS

Fixed assets consist of the following:

	September 29, 2012	October 1, 2011

	(In thousands)

Leasehold improvements	$41,028	$36,472
Furniture, fixtures and equipment	34,161	34,144
Construction in progress	-	587

	75,189	71,203
Less: accumulated depreciation and amortization	48,995	47,964

	$26,194	$23,239

Depreciation and amortization expense related to fixed assets for the year ended September 29, 2012 was $4,102,000. Depreciation and amortization expense related to fixed assets for the year ended and October 1, 2011 was $4,483,000 of which $3,961,000 is included in costs and expenses and $522,000 is included discontinued operations.

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. During the year ended September 29, 2012, the Company recorded a charge of $379,000 to impair the leasehold improvements and equipment of an underperforming restaurant.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 29, 2012	October 1, 2011

	(In thousands)

Purchased leasehold rights (a)	$2,343	$2,343
Operating rights (b)	1,000	600
Noncompete agreements and other	283	322

	3,626	3,265

Less accumulated amortization	2,605	2,636

Total intangible assets	$1,021	$629

(a)	Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.

(b)	Amounts paid in connection with Basketball City agreement – see Note 10.

Amortization expense related to intangible assets for each of the years ended September 29, 2012 and October 1, 2011 was $8,000.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 29, 2012	October 1, 2011

	(In thousands)

Sales tax payable	$852	$953
Accrued wages and payroll related costs	1,475	2,325
Customer advance deposits	2,811	2,180
Accrued occupancy and other operating expenses	3,735	4,187

	$8,873	$9,645

9.	NOTE PAYABLE FOR TREASURY STOCK REPURCHASE

On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, or a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012.

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

In February 2010, we entered into an amendment to the lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, we agreed to, among other things; commit no less than $3,000,000 to remodel the food court. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of September 29, 2012, the Company has spent approximately $2,150,000 related to this commitment.

As of October 1, 2011, future minimum lease payments under noncancelable leases are as follows:

Amount

Fiscal Year	(In thousands)

2013	$8,379
2014	8,049
2015	7,383
2016	6,816
2017	5,571
Thereafter	30,673

Total minimum payments	$66,871

In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of $419,000 as security deposits under such leases.

Rent expense from continuing operations was approximately $14,619,000 and $14,856,000 for the fiscal years ended September 29, 2012 and October 1, 2011, respectively. Contingent rentals, included in rent expense, were approximately $5,055,000 and $4,968,000 for the fiscal years ended September 29, 2012 and October 1, 2011, respectively.

Legal Proceedings — In the ordinary course its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker’s compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. Management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Other — On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which has been paid as of September 29, 2012 and is included in Intangible Assets in the accompanying Consolidated Balance Sheet). Under the terms of the agreement the owner of the property will construct the facility at their expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property within the next 12 months.

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

During fiscal 2012, options to purchase 251,500 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant.

          The following table summarizes stock option activity under all plans:

	2012			2011

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of year	396,600	$22.82		421,064	$22.88

Options:
Granted	251,500	$14.40		-
Exercised	-			(3,964)	$12.04
Canceled or expired	-			(20,500)	$26.13

Outstanding and expected to vest, end of year (a)	648,100	$19.56	$1,415,116	396,600	$22.82	$202,642

Exercisable, end of year (a)	396,600	$22.82	$798,941	396,600	$22.82	$202,642

Weighted average remaining contractual life	6.5 Years			5.5 Years

Shares available for future grant	248,500			500,000

(a)	Options become exercisable at various times and expire at various dates through 2022.

The following table summarizes information about stock options outstanding as of September 29, 2012 (shares in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)

$12.04	166,100	$12.04	6.6	166,100	$12.04	6.6
$14.40	251,500	$14.40	9.7	-
$29.60	140,500	$29.60	2.2	140,500	$29.60	2.2
$32.15	90,000	$32.15	4.2	90,000	$32.15	4.2

	648,100	$19.56	6.5	396,600	$22.82	4.5

Compensation cost charged to operations for the fiscal years ended 2012 and 2011 for share-based compensation programs was approximately $108,000 and $190,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Statements of Income.

As of September 29, 2012, there was approximately $538,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately two years.

12.	INCOME TAXES

The provision for income taxes attributable to continuing operations consists of the following:

	Year Ended

	September 29, 2012	October 1, 2011

	(In thousands)

Current provision:
Federal	$469	$848
State and local	251	907

	720	1,755

Deferred provision:
Federal	3,140	240
State and local	(847)	(522)

	2,293	(282)

	$3,013	$1,473

The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended

	September 29, 2012	October 1, 2011

	(In thousands)

Provision at Federal statutory rate (34% in 2012 and 2011)	$3,555	$2,124

State and local income taxes, net of tax benefits	312	109

Tax credits	(565)	(503)

Income attributable to non-controlling interest	(576)	(302)

Other	287	45

	$3,013	$1,473

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 29, 2012	October 1, 2011

	(In thousands)
Long-term deferred tax assets (liabilities):
State net operating loss carryforwards	$3,357	$2,607
Operating lease deferred credits	1,069	1,228
Depreciation and amortization	(358)	538
Deferred compensation	1,431	1,172
Partnership investments	(413)	1,948
Other	108	122

Total long-term deferred tax assets	5,194	7,615
Valuation allowance	(234)	(362)

Total net deferred tax assets	$4,960	$7,253

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The deferred tax valuation allowance of $234,000 and $362,000 as of September 29, 2012 and October 1, 2011, respectively, was attributable to state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	September 29, 2012	October 1, 2011

	(In thousands)

Balance at beginning of year	$209	$209

Reductions due to settlements with taxing authorities	-	-
Reductions as a result of a lapse of the statute of limitations	-	-
Interest accrued during the current year	-	-

Balance at end of year	$209	$209

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of September 29, 2012, the Company accrued approximately $108,000 of interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. An examination of the Company’s Federal tax returns for the fiscal years 2008 and 2009 was recently completed by the Internal Revenue Service and did not result in a material adjustment to the Company’s consolidated financial position or results of operations. The 2010 and 2011 fiscal years remain subject to examination by the Internal Revenue Service. The 2008 through 2011 fiscal years generally remain subject to examination by most state and local tax authorities.

13.	OTHER INCOME

Other income consists of the following:

	Year Ended

	September 29, 2012	October 1, 2011

	(In thousands)

Video arcade sales	$74	$103
Other rentals	35	106
Insurance proceeds	325	225
Other	20	52

	$454	$486

14.	INCOME PER SHARE OF COMMON STOCK

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended September 29, 2012 and October 1, 2011 follows:

	Net Income (Loss) Attributable to Ark Restaurants Corp. (Numerator)	Shares (Denominator)	Per Share Amount

	(In thousands, except per share amounts)

Year ended September 29, 2012

From continuing operations:

Basic EPS	$5,748	3,292	$1.75
Stock options	-	35	(0.02)

Diluted EPS	$5,748	3,327	$1.73

From discontinued operations:

Basic EPS	$(259)	3,292	$(0.08)
Stock options	-	35	-

Diluted EPS	$(259)	3,327	$(0.08)

From net income:

Basic EPS	$5,489	3,292	$1.67
Stock options	-	35	(0.02)

Diluted EPS	$5,489	3,327	$1.65

Year ended October 1, 2011

From continuing operations:

Basic EPS	$2,695	3,494	$0.77
Stock options	-	31	(0.01)

Diluted EPS	$2,695	3,525	$0.76

From discontinued operations:

Basic EPS	$(1,280)	3,494	$(0.36)
Stock options	-	31	-

Diluted EPS	$(1,280)	3,525	$(0.36)

From net income:

Basic EPS	$1,415	3,494	$0.41
Stock options	-	31	(0.01)

Diluted EPS	$1,415	3,525	$0.40

For the year ended September 29, 2012, options to purchase 166,100 shares of common stock at a price of $12.04 and options to purchase 251,500 shares of common stock at a price of $14.40 were included in diluted earnings per share. Options to purchase 140,500 shares of common stock at a price of $29.60 and options to purchase 90,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

For the year ended October 1, 2011, options to purchase 166,100 shares of common stock at a price of $12.04 were included in diluted earnings per share. Options to purchase 140,500 shares of common stock at a price of $29.60 and options to purchase 90,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

15.	RELATED PARTY TRANSACTIONS

The Company’s former President and Chief Operating Officer resigned effective January 1, 2012. In connection therewith, the Company forgave loans due totaling $66,000 ($29,000 for stock option exercises receivable and $37,000 for other loans) and has recorded additional compensation in the amount of $475,400 in accordance with his separation agreement and release. Such amounts are included in General and Administrative Expenses in the Consolidated Condensed Statement of Income for the year ended September 29, 2012.

Receivables due from the former President, excluding stock option receivables, totaled $37,000 at October 1, 2011. Such amount was forgiven during the year ended September 29, 2012 in connection with his resignation. Other employee loans totaled approximately $339,000 and $251,000 at September 29, 2012 and October 1, 2011, respectively. Such amounts are payable on demand and bear interest at the minimum statutory rate (0.19% at September 29, 2012 and 0.16% at October 1, 2011).

16.	SUBSEQUENT EVENTS

On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company does not expect these properties to reopen as the underlying leases were due to expire in Q2 of fiscal 2013. The Company does not expect losses that are not covered by insurance proceeds to have a material impact on its consolidated financial position, results of operations or cash flows.

On November 28, 2012, the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The initial term of the lease for this facility will expire 10 years after the date the property first opens for business to the public following its current refurbishment and will have two five-year renewals. The Company anticipates the restaurant will open during the third quarter of the 2013 fiscal year.

On November 29, 2012, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on December 28, 2012 to shareholders of record at the close of business on December 14, 2012.

Subsequent to September 29, 2012, the Company purchased 14.39% of the member’s interests in Ark Hollywood/Tampa Investment, LLC for an aggregate consideration of $2,965,000. The Company now owns 64.39% of this partnership.

******

Signatures

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/Michael Weinstein

Michael Weinstein
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: December 28, 2012

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Weinstein	Chairman of the Board	December 28, 2012

(Michael Weinstein)	and Chief Executive Officer

/s/Vincent Pascal	Senior Vice President	December 28, 2012

(Vincent Pascal)	and Director

/s/Robert Stewart	Chief Financial Officer and	December 28, 2012

(Robert Stewart)	Director (Principal Financial and Accounting Officer)

/s/Marcia Allen	Director	December 28, 2012

(Marcia Allen)

/s/Steven Shulman	Director	December 28, 2012

(Steven Shulman)

/s/Paul Gordon	Senior Vice President	December 28, 2012

(Paul Gordon)	and Director

/s/Bruce R. Lewin	Director	December 28, 2012

(Bruce R. Lewin)

/s/Arthur Stainman	Director	December 28, 2012

(Arthur Stainman)

/s/ Stephen Novick	Director	December 28, 2012

(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

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

10.13

Amendment dated as of April 23, 2002 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between us and Bank Leumi USA, incorporated by reference to Exhibit 10.13 of the Second Quarter 2002 Form 10-Q.

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

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32	Section 1350 Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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