Form 10-Q
period 2012-12-29
ARK RESTAURANTS CORP
filed 2013-02-12
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at February 6, 2013
(Common stock, $.01 par value)	3,244,845

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

On one or more occasions, we may make statements in this Quarterly Report on Form 10-Q regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. All statements, other than statements of historical facts, included or incorporated by reference herein relating to management’s current expectations of future financial performance, continued growth and changes in economic conditions or capital markets are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 29, 2012 as updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable; any or all of the forward-looking statements may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” “ARKR” and the “Company” refer specifically to Ark Restaurants Corp., and its subsidiaries, partnerships, variable interest entities and predecessor entities.

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	December 29, 2012	September 29, 2012
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $418 at December 29, 2012 and $714 at September 29, 2012 related to VIEs)	$5,336	$8,705
Short-term investments in available-for-sale securities	75	75
Accounts receivable (includes $147 at December 29, 2012 and $1,776 at September 29, 2012 related to VIEs)	2,647	3,790
Employee receivables	339	339
Inventories (includes $16 at December 29, 2012 and $28 at September 29, 2012 related to VIEs)	1,538	1,567
Prepaid and refundable income taxes (includes $149 at December 29, 2012 and $235 at September 29, 2012 related to VIEs)	858	985
Prepaid expenses and other current assets (includes $9 at December 29, 2012 and $13 at September 29, 2012 related to VIEs)	902	1,087
Total current assets	11,695	16,548
FIXED ASSETS - Net (includes $186 at December 29, 2012 and $3,189 at September 29, 2012 related to VIEs)	25,264	26,194
INTANGIBLE ASSETS - Net	1,019	1,021
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	5,980	4,960
OTHER ASSETS (includes $71 at December 29, 2012 and September 29, 2012 related to VIEs)	907	907
TOTAL ASSETS	$50,399	$55,164

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $60 at December 29, 2012 and $153 at September 29, 2012 related to VIEs)	$2,306	$2,729
Accrued expenses and other current liabilities (includes $629 at December 29, 2012 and $1,950 at September 29, 2012 related VIEs)	7,733	8,873
Current portion of note payable	1,063	885
Total current liabilities	11,102	12,487
OPERATING LEASE DEFERRED CREDIT	4,565	4,650
NOTE PAYABLE, LESS CURRENT PORTION	974	1,240
TOTAL LIABILITIES	16,641	18,377
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,601 shares at December 29, 2012 and September 29, 2012, respectively; outstanding, 3,245 shares at December 29, 2012 and September 29, 2012, respectively	46	46
Additional paid-in capital	21,825	23,410
Retained earnings	21,569	22,372
	43,440	45,828
Less treasury stock, at cost, of 1,356 shares at December 29, 2012 and September 29, 2012, respectively	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	30,220	32,608
NON-CONTROLLING INTERESTS	3,538	4,179
TOTAL EQUITY	33,758	36,787
TOTAL LIABILITIES AND EQUITY	$50,399	$55,164

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 29, 2012	December 31, 2011
		(Note 1)
REVENUES:
Food and beverage sales	$31,029	$32,603
Other revenue	307	258
Total revenues	31,336	32,861

COSTS AND EXPENSES:
Food and beverage cost of sales	7,749	8,358
Payroll expenses	10,845	10,707
Occupancy expenses	4,535	4,458
Other operating costs and expenses	4,339	4,032
General and administrative expenses	2,410	2,781
Depreciation and amortization	1,176	938
Total costs and expenses	31,054	31,274
OPERATING INCOME	282	1,587
OTHER (INCOME) EXPENSE:
Interest expense	—	1
Interest income	—	(1)
Other income, net	(79)	(33)
Total other income, net	(79)	(33)
INCOME BEFORE PROVISION FOR INCOME TAXES	361	1,620
Provision for income taxes	114	378
INCOME FROM CONTINUING OPERATIONS	247	1,242
Loss from discontinued operations, net of income tax benefits	—	(127)
CONSOLIDATED NET INCOME	247	1,115
Net income attributable to non-controlling interests	(239)	(29)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$8	$1,086

AMOUNTS ATTRIBUTABLE TO ARK RESTAURANTS CORP.:
Income from continuing operations	$8	$1,148
Loss from discontinued operations, net of tax	—	(62)
Net income	$8	$1,086

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
From continuing operations:
Basic	$0.00	$0.34
Diluted	$0.00	$0.33
From discontinued operations:
Basic	$—	$(0.02)
Diluted	$—	$(0.02)
From net income:
Basic	$0.00	$0.32
Diluted	$0.00	$0.31

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,245	3,432
Diluted	3,322	3,449

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

FOR THE 13 WEEKS ENDED DECEMBER 29, 2012 AND DECEMBER 31, 2011

(In Thousands)

	13 Weeks Ended
	December 29, 2012	December 31, 2011

Consolidated net income	$247	$1,115
Other comprehensive income, net of taxes:
Unrealized gain on available-for-sale securities	—	1
Total other comprehensive income, net of taxes	—	1
Comprehensive income	247	1,116
Comprehensive loss attributable to non-controlling interests	(239)	(29)

Comprehensive income attributable to Ark Restaurants Corp.	$8	$1,087

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

FOR THE 13 WEEKS ENDED DECEMBER 29, 2012 AND DECEMBER 31, 2011

(In Thousands)

								Total Ark
				Accumulated				Restaurants
			Additional	Other		Stock		Corp.	Non-
	Common Stock		Paid-In	Comprehensive	Retained	Option	Treasury	Shareholders’	controlling	Total
	Shares	Amount	Capital	Income	Earnings	Receivable	Stock	Equity	Interests	Equity

BALANCE - October 1, 2011	4,601	$46	$23,302	$3	$20,128	$(29)	$(10,095)	$33,355	$4,831	$38,186

Net income	—	—	—	—	1,086	—	—	1,086	29	1,115
Unrealized gain on available-for-sale securities	—	—	—	1	—	—	—	1	—	1
Write-off of stock option receivable	—	—	—	—	—	29	—	29	—	29
Purchase of treasury stock	—	—	—	—	—	—	(3,125)	(3,125)	—	(3,125)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(555)	(555)
Payment of dividends - $0.25 per share	—	—	—	—	(811)	—	—	(811)	—	(811)

BALANCE - December 31, 2011	4,601	$46	$23,302	$4	$20,403	$—	$(13,220)	$30,535	$4,305	$34,840

BALANCE - September 29, 2012	4,601	$46	$23,410	$—	$22,372	$—	$(13,220)	$32,608	$4,179	$36,787

Net income	—	—	—	—	8	—	—	8	239	247
Purchase of member interests in subsidiary	—	—	(2,685)	—	—	—	—	(2,685)	(280)	(2,965)
Tax benefit of purchase of member interests in subsidiary	—	—	1,020	—	—	—	—	1,020	—	1,020
Stock-based compensation	—	—	80	—	—	—	—	80	—	80
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(600)	(600)
Payment of dividends - $0.25 per share	—	—	—	—	(811)	—	—	(811)	—	(811)

BALANCE - December 29, 2012	4,601	$46	$21,825	$—	$21,569	$—	$(13,220)	$30,220	$3,538	$33,758

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	13 Weeks Ended
	December 29, 2012	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$247	$1,115
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Write-off of notes receivable from former president	—	66
Loss on closure of restaurants	256	365
Stock-based compensation	80	—
Depreciation and amortization	1,176	957
Operating lease deferred charge (credit)	(85)	25
Changes in operating assets and liabilities:
Accounts receivable	1,143	(368)
Inventories	(62)	(17)
Prepaid, refundable and accrued income taxes	127	(531)
Prepaid expenses and other current assets	185	(106)
Other assets	—	14
Accounts payable - trade	(423)	212
Accrued expenses and other liabilities	(1,140)	(1,034)
Net cash provided by operating activities	1,504	698

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(409)	(2,389)
Purchase of management rights	—	(200)
Loans and advances made to employees	(35)	(45)
Payments received on employee receivables	35	25
Purchase of member interests in subsidiary	(2,965)	—
Purchases of investment securities	—	(301)
Proceeds from sales of investment securities	—	320
Net cash used in investing activities	(3,374)	(2,590)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(88)	(58)
Dividends paid	(811)	(811)
Purchase of treasury shares	—	(1,000)
Distributions to non-controlling interests	(600)	(555)
Net cash used in financing activities	(1,499)	(2,424)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,369)	(4,316)
CASH AND CASH EQUIVALENTS, Beginning of period	8,705	7,780
CASH AND CASH EQUIVALENTS, End of period	$5,336	$3,464

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$1
Income taxes	$51	$874
Non-cash investing activity:
Note payable in connection with purchase of treasury shares	$—	$2,125
Tax benefit of purchase of member interests in subsidiary	$1,020	$—

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 29, 2012

(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of September 29, 2012, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated and condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 29, 2012. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

PRINCIPLES OF CONSOLIDATION — The consolidated condensed interim financial statements include the accounts of Ark Restaurants Corp. and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling interest. Also included in the consolidated condensed interim financial statements are certain variable interest entities (“VIEs”). All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS — Certain reclassifications of prior period balances have been made to conform to the current period presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated condensed financial statements. Accordingly, the Company has reclassified its consolidated condensed statement of income for the prior period presented. These dispositions are discussed below in “Recent Restaurant Dispositions.”

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

For the 13-weeks ended December 29, 2012, the Company made purchases from two vendors that accounted for approximately 22% of total purchases. For the 13-weeks ended December 31, 2011, the Company made purchases from one vendor that accounted for approximately 13% of total purchases.

SEGMENT REPORTING — As of December 29, 2012, the Company owned and operated 19 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING STANDARDS — In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on the presentation of other comprehensive income. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. The adoption of this guidance in the current quarter did not have a material impact on the Company’s financial statements, and the statements of comprehensive income were presented as a separate consecutive statement following the Consolidated Condensed Statements of Income.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In December 2011, the FASB issued amended standards to increase the prominence of offsetting assets and liabilities reported in financial statements. These amendments require an entity to disclose information about offsetting and the related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments will enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either offset or subject to an enforceable master netting arrangement or similar agreement. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These revised standards are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. These amended standards may require additional footnote disclosures for these enhancements; however, they will not affect our financial position, results of operations or cash flows.

2.	VARIABLE INTEREST ENTITIES

Upon adoption of the new accounting guidance for VIEs on October 3, 2010, the Company determined that it was the primary beneficiary of two VIEs which had not been previously consolidated, Ark Hollywood/Tampa Investment, LLC and Ark Connecticut Investment, LLC, as the new guidance requires that a single party (including its related parties and de facto agents) be able to exercise their rights to remove the decision maker in order for the “kick-out” rights to be considered substantive. Previously, a simple majority of owners that could exercise kick-out rights was considered a substantive right. This change resulted in the need for consolidation.

During the 13-weeks ended December 29, 2012, the Company purchased an additional 14.39% of the membership interests of Ark Hollywood/Tampa Investment, LLC, directly from the individuals that held such interests, for an aggregate consideration of $2,964,512. In connection with this transaction, the Company recorded a reduction to additional paid-in capital of $2,684,896 representing the excess of the amount paid over the carrying value ($279,616) of the non-controlling interests acquired as the acquisition of an additional interest in a less than wholly-owned subsidiary where control is maintained is treated as an equity transaction. In addition, the Company also recorded an increase to additional paid-in capital in the amount of $1,020,261 representing the related deferred tax benefit of the transaction.

As a result of the above, Ark Hollywood/Tampa Investment, LLC is no longer considered a VIE as the Company now owns 64.39% of the voting membership interests. Accordingly, the following disclosures associated with the Company’s VIEs do not include Ark Hollywood/Tampa Investment, LLC as of December 29, 2012:

	December 29, 2012	September 29, 2012
	(in thousands)

Cash and cash equivalents	$418	$714
Accounts receivable	147	1,776
Inventories	16	28
Prepaid income taxes	149	235
Prepaid expenses and other current assets	9	13
Due from Ark Restaurants Corp. and affiliates (1)	427	288
Fixed assets, net	186	3,189
Other long-term assets	71	71
Total assets	$1,423	$6,314

Accounts payable	$60	$153
Accrued expenses and other liabilities	629	1,950
Total liabilities	689	2,103
Equity of variable interest entities	734	4,211
Total liabilities and equity	$1,423	$6,314

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

3.	RECENT RESTAURANT EXPANSION

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,500,000 was received as of December 29, 2012 and is being deferred over the lease term), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012.

4.	RECENT RESTAURANT DISPOSITIONS

Lease Expirations – On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 13-weeks ended December 31, 2011. This lease was scheduled to expire on December 31, 2011.

The Company was advised by the landlord that it would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 13-weeks ended December 31, 2011.

Discontinued Operations – Effective March 15, 2012, the Company vacated its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. The Company determined that it would not be able to operate this facility profitably at this location at the current rent.

The results of discontinued operations were as follows:

	13 Weeks Ended
	December 29, 2012	December 31, 2011
	(In thousands)

Revenues	$—	$507
Costs and expenses	—	673
Loss before income taxes	—	(166)
Income tax benefit	—	(39)
Net loss	$—	$(127)

Other – On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 13-weeks ended December 29, 2012.

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

The following available-for-sale securities (which all mature within one year) are re-measured to fair value on a recurring basis and are valued using Level 1 inputs:

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
At December 29, 2012
Available-for-sale short-term:
Government debt securities	$75	$—	$—	$75

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
	(In thousands)
At September 29, 2012
Available-for-sale short-term:
Government debt securities	$75	$—	$—	$75

At December 29, 2012, all of the Company’s government debt securities mature within fiscal year 2013.

Proceeds from the sale and redemption of investment securities amounted to $0 and $320,000 for the 13-week periods ended December 29, 2012 and December 31, 2011, respectively. No realized gains or losses were included in Other Income (Expense), net for the 13-week periods ended December 29, 2012 and December 31, 2011.

6.	NOTE PAYABLE FOR TREASURY STOCK REPURCHASE

On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, or a total of $3,125,000 ($2,037,000 outstanding at December 29, 2012). Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012.

7.	RELATED PARTY TRANSACTIONS

The Company’s former President and Chief Operating Officer resigned effective January 1, 2012. In connection therewith, the Company forgave loans due totaling $66,000 ($29,000 for stock option exercises receivable and $37,000 for other loans) and has recorded additional compensation in the amount of $475,400 in accordance with his separation agreement and release. Such amounts are included in General and Administrative Expenses in the Consolidated Condensed Statement of Income for the 13-weeks ended December 31, 2011.

Employee loans totaled approximately $339,000 at both December 29, 2012 and September 29, 2012. Such amounts are payable on demand and bear interest at the minimum statutory rate (0.19% at December 29, 2012 and September 29, 2012).

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 29,	September 29,
	2012	2012
	(In thousands)

Sales tax payable	$687	$852
Accrued wages and payroll related costs	1,188	1,475
Customer advance deposits	1,538	2,811
Accrued occupancy and other operating expenses	4,320	3,735

	$7,733	$8,873

9.	COMMITMENTS AND CONTINGENCIES

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

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court during 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of December 29, 2012, the Company has spent approximately $2,300,000 related to this commitment.

On November 28, 2012, the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The initial term of the lease for this facility will expire 10 years after the date the property first opens for business to the public following its current refurbishment and will have two five-year renewals. The Company anticipates the cost to construct this restaurant will be approximately $1,000,000 and it will open during the third quarter of the 2013 fiscal year.

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

Other — On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which has been paid and is included in Intangible Assets in the accompanying Consolidated Condensed Balance Sheets). Under the terms of the agreement, the owner of the property will construct the facility at its expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property within the next 12 months.

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

During fiscal 2012, options to purchase 251,500 shares of common stock at an exercise price of $14.40 per share were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. The grant date fair value of these stock options was $2.57 per share. The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2012 grant include a risk free interest rate of 1.67%, volatility of 36.2%, a dividend yield of 6.1% and an expected life of 6.25 years. No options were issued during the 13-week period ended December 29, 2012.

A summary of stock option activity is presented below:

	2013
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, September 29, 2012	648,100	$19.56	6.50 Years

Options:
Granted	—
Exercised	—
Canceled or expired	(8,500)	$13.71

Outstanding and expected to vest, December 29, 2012	639,600	$19.59	6.25 Years	$1,436,666

Exercisable, December 29, 2012	396,600	$22.83	4.25 Years	$810,641

Compensation cost charged to operations for the 13-week periods ended December 29, 2012 and December 31, 2011 was $80,000 and $0, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Income.

As of December 29, 2012, there was approximately $458,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 1.5 years.

11.	INCOME TAXES

The Company’s provision for income taxes consists of U.S. Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 13-week periods ended December 29, 2012 and December 31, 2011 reflect effective tax rates of approximately 32% and 23%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

12.	INCOME PER SHARE OF COMMON STOCK

Net income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13-week period ended December 29, 2012, options to purchase 165,100 shares of common stock at a price of $12.04 and options to purchase 245,500 shares of common stock at a price of $14.40 were included in diluted earnings per share. Options to purchase 139,000 shares of common stock at a price of $29.60 and options to purchase 90,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact was antidilutive.

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

On December 28, 2012, the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

14.	SUBSEQUENT EVENT

On February 6, 2013, the Company received an unsolicited offer to purchase all of its outstanding capital stock for $22 a share in cash from Landry’s, Inc. The Company’s Board of Directors is reviewing such offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of December 29, 2012, the Company owned and operated 19 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended December 29, 2012 and December 31, 2011 included 13 weeks.

Reclassifications

Certain reclassifications of prior period balances have been made to conform to the current period presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated condensed financial statements. Accordingly, the Company has reclassified its consolidated condensed statement of income for the prior period presented. These dispositions are discussed below in “Recent Restaurant Dispositions.”

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

Results of Operations

The Company’s operating income of $282,000 for the 13-weeks ended December 29, 2012 decreased 82.2% compared to operating income of $1,587,000 for the 13-weeks ended December 31, 2011. This decrease resulted primarily from: (i) the negative effects of Hurricane Sandy on our businesses located in New York, Atlantic City, NJ and Washington, DC and the losses associated with the closure of our properties Red and Sequoia located in New York, NY as a result, totaling approximately $900,000 which includes approximately $256,000 of assets written off that were destroyed as a result of the hurricane, (ii) operating losses in the amount of approximately $600,000 related to our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012, and (iii) the negative impact of additional room capacity in Las Vegas, NV, all partially offset by the absence of a non-recurring expenses in the amount of $500,000 recorded in the quarter ended December 31, 2011 related to the resignation of the Company’s former President.

The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended December 29, 2012 and December 31, 2011, respectively:

	Year Ended		Variance
	December 29, 2012	December 31, 2011	$	%
	(in thousands)

REVENUES:
Food and beverage sales	$31,029	$32,603	$(1,574)	-4.8%
Other revenue	307	258	49	19.0%
Total revenues	31,336	32,861	(1,525)	-4.6%

COSTS AND EXPENSES:
Food and beverage cost of sales	7,749	8,358	(609)	-7.3%
Payroll expenses	10,845	10,707	138	1.3%
Occupancy expenses	4,535	4,458	77	1.7%
Other operating costs and expenses	4,339	4,032	307	7.6%
General and administrative expenses	2,410	2,781	(371)	-13.3%
Depreciation and amortization	1,176	938	238	25.4%
Total costs and expenses	31,054	31,274	(220)	-0.7%
OPERATING INCOME	$282	$1,587	$(1,305)	-82.2%

Revenues

During the Company’s 13-week period ended December 29, 2012, revenues decreased 4.6% as compared to revenues in the 13-week period ended December 31, 2011. This decrease resulted primarily from: (i) the negative effects of Hurricane Sandy on our businesses located in New York, Atlantic City, NJ and Washington, DC and the related closure of our properties Red and Sequoia located in New York, NY in October 2012 as a result, and (ii) the negative impact of additional room capacity in Las Vegas, NV, partially offset by revenues related to our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012.

Food and Beverage Same-Store Sales

On a Company-wide basis, same store sales decreased 4.6% during the first fiscal quarter of 2013 compared to the same period last year as follows:

	13 Weeks Ended		Variance
	December 29, 2012	December 31, 2011	$	%
	(in thousands)

Las Vegas	$13,497	$14,359	$(862)	-6.0%
New York	7,191	7,044	147	2.1%
Washington, DC	3,137	3,340	(203)	-6.1%
Atlantic City, NJ	538	787	(249)	-31.6%
Boston	960	971	(11)	-1.1%
Connecticut	876	916	(40)	-4.4%
Florida	3,357	3,569	(212)	-5.9%
Same Store Sales	29,556	30,986	$(1,430)	-4.6%
Other	1,473	1,617
Food and beverage sales	$31,029	$32,603

Same-store sales in Las Vegas decreased 6.0% in the first fiscal quarter of 2013 compared to 2012 primarily as a result of the negative impact of additional room capacity without a corresponding increase in overall traffic. Same-store sales in New York (which excludes the Red and Sequoia properties as they were closed in October 2012) increased 2.1% during the first quarter of fiscal 2013 compared to 2012 primarily as a result of strong catering revenues. Same-store sales in Washington, DC decreased 6.1% in the first fiscal quarter of 2013 compared to 2012 primarily as a result of increased competition. Same-store sales in Atlantic City decreased 31.6% in the first quarter of fiscal 2013 compared to 2012 due to the negative effects of Hurricane Sandy. Same-store sales in Connecticut decreased 4.4% in the first quarter of fiscal 2013 compared to 2012 due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida decreased 5.9% in the first quarter of fiscal 2013 compared to 2012 due to a decrease in the usage of complimentaries by the ownership of the casinos where our properties are located. Other food and beverage sales consist of sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the period due to lease expiration and other closures and therefore not included in discontinued operations.

Costs and Expenses

Costs and expenses from continuing operations for the 13-weeks ended December 29, 2012 and December 31, 2011 were as follows (in thousands):

	13-Weeks Ended December 29,	% to Total	13-Weeks Ended December 31,	% to Total	Increase (Decrease)
	2012	Revenues	2011	Revenues	$	%

Food and beverage cost of sales	$7,749	24.7%	$8,358	25.4%	$(609)	-7.3%
Payroll expenses	10,845	34.6%	10,707	32.6%	138	1.3%
Occupancy expenses	4,535	14.5%	4,458	13.6%	77	1.7%
Other operating costs and expenses	4,339	13.8%	4,032	12.3%	307	7.6%
General and administrative expenses	2,410	7.7%	2,781	8.5%	(371)	-13.3%
Depreciation and amortization	1,176	3.8%	938	2.9%	238	25.4%
	$31,054		$31,274		$(220)

Food and beverage costs as a percentage of total revenues for the 13-weeks ended December 29, 2012 decreased as compared to the same period of fiscal 2012 as a result of improved menu costing partially offset by higher commodity prices.

Payroll expenses for the 13-weeks ended December 29, 2012 increased slightly as compared to the same period of fiscal 2012 as a result of payroll incurred at our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012, partially offset by a reduction in payroll expenses related to properties that were closed (as discussed above) due to flooding from Hurricane Sandy.

Occupancy expenses for the 13-weeks ended December 29, 2012 increased as compared to the same period of fiscal 2012 as a result of occupancy expenses incurred at our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012, partially offset by a reduction in occupancy expenses related to properties that were closed (as discussed above) due to flooding from Hurricane Sandy.

Other operating costs and expenses for the 13-weeks ended December 29, 2012 increased as compared to the same period of fiscal 2012 due to the opening of Clyde Frazier’s Wine & Dine in March 2012, losses related to the closure of two properties in New York as a result of Hurricane sandy, in the amount of $256,000, partially offset a reduction in other operating costs and expenses related to properties that were closed (as discussed above) due to flooding from Hurricane Sandy.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13-weeks ended December 29, 2012 decreased compared to the same period of fiscal 2012 primarily as a result of the inclusion of the former President’s severance in the prior period in connection with his resignation in December 2011.

Income Taxes

The Company’s provision for income taxes consists of U.S. Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 13-week periods ended December 29, 2012 and December 31, 2011 reflect effective tax rates of approximately 32% and 23%, respectively.  The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash used in investing activities for the 13-week period ended December 29, 2012 was $3,374,000 and resulted primarily from purchases of fixed assets at existing restaurants and the purchase of the Florida membership interests.

Net cash used in investing activities for the 13-week period ended December 31, 2011 was $2,590,000 and resulted primarily from purchases of fixed assets at existing restaurants and the construction of Clyde Frazier’s Wine and Dine located at the New York City.

Net cash used in financing activities for the 13-week period ended December 29, 2012 of $1,499,000 was principally used for the payment of dividends and distributions to non-controlling interests.

Net cash used in financing activities for the 13-week period ended December 31, 2011 of $2,424,000 was principally used for the payment of dividends, purchase of treasury stock and distributions to non-controlling interests.

The Company’s working capital surplus of $593,000 at December 29, 2012, decreased by $3,468,000 as compared to a working capital surplus of $4,061,000 at September 29, 2012 resulting primarily from the purchase of Florida membership interests. We believe that our existing cash balances, investments and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On December 28, 2012, the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court during 2012. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of December 29, 2012, the Company has spent approximately $2,300,000 related to this commitment.

On November 28, 2012, the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The initial term of the lease for this facility will expire 10 years after the date the property first opens for business to the public following its current refurbishment and will have two five-year renewals. The Company anticipates the cost to construct this restaurant will be approximately $1,000,000 and it will open during the third quarter of the 2013 fiscal year

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which has been paid and is included in Intangible Assets in the accompanying Consolidated Condensed Balance Sheets). Under the terms of the agreement, the owner of the property will construct the facility at its expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. The Company expects to begin operating this property within the next 12 months.

Recent Restaurant Expansion

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord has agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,500,000 was received as of December 29, 2012 and is being deferred over the lease term), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012.

Recent Restaurant Dispositions

Lease Expirations – On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 13-weeks ended December 31, 2011. This lease was scheduled to expire on December 31, 2011.

The Company was advised by the landlord that it would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 13-weeks ended December 31, 2011.

Discontinued Operations – Effective March 15, 2012, the Company vacated its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. The Company determined that it would not be able to operate this facility profitably at this location at the current rent.

The results of discontinued operations were as follows:

	13 Weeks Ended
	December 29, 2012	December 31, 2011
	(In thousands)

Revenues	$—	$507
Costs and expenses	—	673
Loss before income taxes	—	(166)
Income tax benefit	—	(39)

Net loss	$—	$(127)

Other – On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 13-weeks ended December 29, 2012.

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

The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 29, 2012. There have been no significant changes to such policies during fiscal 2013 other than those disclosed in Note 1 to the Consolidated Condensed Financial Statements.

Recently Adopted and Issued Accounting Standards

See Note 1 to the Consolidated Condensed Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2013 and the expected dates of adoption and the anticipated impact on the Consolidated Condensed Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 29, 2012 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012 (the “2012 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2012 Form 10-K. The risks described in the 2012 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

Date:	February 12, 2013

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)

- 22 -