Form 10-Q
period 2013-03-30
ARK RESTAURANTS CORP
filed 2013-05-14
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at May 6, 2013
(Common stock, $.01 par value)	3,244,845

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	March 30, 2013	September 29, 2012
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $309 at March 30, 2013 and $714 at September 29, 2012 related to VIEs)	$4,209	$8,705
Short-term investments in available-for-sale securities	—	75
Accounts receivable (includes $212 at March 30, 2013 and $1,776 at September 29, 2012 related to VIEs)	2,500	3,790
Employee receivables	321	339
Inventories (includes $11 at March 30, 2013 and $28 at September 29, 2012 related to VIEs)	1,460	1,567
Prepaid and refundable income taxes (includes $164 at March 30, 2013 and $235 at September 29, 2012 related to VIEs)	1,223	985
Prepaid expenses and other current assets (includes $7 at March 30, 2013 and $13 at September 29, 2012 related to VIEs)	957	1,087
Total current assets	10,670	16,548
FIXED ASSETS - Net (includes $133 at March 30, 2013 and $3,189 at September 29, 2012 related to VIEs)	25,061	26,194
INTANGIBLE ASSETS - Net	1,017	1,021
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	5,985	4,960
OTHER ASSETS (includes $71 at March 30, 2013 and September 29, 2012 related to VIEs)	5,145	907
TOTAL ASSETS	$53,412	$55,164

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $57 at March 30, 2013 and $153 at September 29, 2012 related to VIEs)	$2,151	$2,729
Accrued expenses and other current liabilities (includes $886 at March 30, 2013 and $1,950 at September 29, 2012 related VIEs)	9,621	8,873
Current portion of notes payable	2,063	885
Total current liabilities	13,835	12,487
OPERATING LEASE DEFERRED CREDIT	4,470	4,650
NOTES PAYABLE, LESS CURRENT PORTION	2,625	1,240
TOTAL LIABILITIES	20,930	18,377
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,601 shares at March 30, 2013 and September 29, 2012, respectively; outstanding, 3,245 shares at March 30, 2013 and September 29, 2012, respectively	46	46
Additional paid-in capital	21,904	23,410
Retained earnings	20,493	22,372
	42,443	45,828

Less treasury stock, at cost, of 1,356 shares at March 30, 2013 and September 29, 2012, respectively	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	29,223	32,608
NON-CONTROLLING INTERESTS	3,259	4,179
TOTAL EQUITY	32,482	36,787
TOTAL LIABILITIES AND EQUITY	$53,412	$55,164

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
		(Note 1)		(Note 1)
REVENUES:
Food and beverage sales	$28,788	$29,624	$59,817	$62,226
Other revenue	302	268	609	526
Total revenues	29,090	29,892	60,426	62,752

COSTS AND EXPENSES:
Food and beverage cost of sales	7,434	7,670	15,183	16,028
Payroll expenses	10,118	10,350	20,962	21,057
Occupancy expenses	4,086	4,533	8,621	8,991
Other operating costs and expenses	4,057	4,062	8,397	8,093
General and administrative expenses	2,756	2,250	5,166	5,031
Depreciation and amortization	921	942	2,097	1,880
Total costs and expenses	29,372	29,807	60,426	61,080
OPERATING INCOME (LOSS)	(282)	85	—	1,672
OTHER (INCOME) EXPENSE:
Interest expense	9	22	9	23
Interest income	—	(3)	—	(4)
Other income, net	(93)	(391)	(172)	(425)
Total other income, net	(84)	(372)	(163)	(406)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(198)	457	163	2,078
Provision (benefit) for income taxes	(58)	159	56	537
INCOME (LOSS) FROM CONTINUING OPERATIONS	(140)	298	107	1,541
Loss from discontinued operations, net of income tax benefits	—	(309)	—	(436)
CONSOLIDATED NET INCOME (LOSS)	(140)	(11)	107	1,105
Net income attributable to non-controlling interests	(125)	(393)	(364)	(422)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(265)	$(404)	$(257)	$683

AMOUNTS ATTRIBUTABLE TO ARK RESTAURANTS CORP.:
Income (loss) from continuing operations	$(265)	$(249)	$(257)	$899
Loss from discontinued operations, net of tax	—	(155)	—	(216)
Net income (loss)	$(265)	$(404)	$(257)	$683

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
From continuing operations:
Basic	$(0.08)	$(0.08)	$(0.08)	$0.26
Diluted	$(0.08)	$(0.08)	$(0.08)	$0.26
From discontinued operations:
Basic	$—	$(0.04)	$—	$(0.06)
Diluted	$—	$(0.04)	$—	$(0.06)
From net income (loss):
Basic	$(0.08)	$(0.12)	$(0.08)	$0.20
Diluted	$(0.08)	$(0.12)	$(0.08)	$0.20

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,245	3,245	3,245	3,338
Diluted	3,245	3,245	3,245	3,364

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In Thousands)

	13 Weeks Ended		26 Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Consolidated net income (loss)	$(140)	$(11)	$107	$1,105
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale securities	—	(4)	—	(3)
Total other comprehensive loss, net of taxes	—	(4)	—	(3)
Comprehensive income (loss)	(140)	(15)	107	1,102
Comprehensive income attributable to non-controlling interests	(125)	(393)	(364)	(422)

Comprehensive income (loss) attributable to Ark Restaurants Corp.	$(265)	$(408)	$(257)	$680

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
FOR THE 13 WEEKS ENDED MARCH 30, 2013 AND MARCH 31, 2012

(In Thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Stock Option	Treasury	Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Income	Earnings	Receivable	Stock	Equity	Interests	Equity

BALANCE - October 1, 2011	4,601	$46	$23,302	$3	$20,128	$(29)	$(10,095)	$33,355	$4,831	$38,186

Net income	—	—	—	—	683	—	—	683	422	1,105
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	—	—	(3)	—	(3)
Write-off of stock option receivable	—	—	—	—	—	29	—	29	—	29
Purchase of treasury stock	—	—	—	—	—	—	(3,125)	(3,125)	—	(3,125)
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,016)	(1,016)
Payment of dividends - $0.50 per share	—	—	—	—	(1,623)	—	—	(1,623)	—	(1,623)

BALANCE - March 31, 2012	4,601	$46	$23,302	$—	$19,188	$—	$(13,220)	$29,316	$4,237	$33,553

BALANCE - September 29, 2012	4,601	$46	$23,410	$—	$22,372	$—	$(13,220)	$32,608	$4,179	$36,787

Net income (loss)	—	—	—	—	(257)	—	—	(257)	364	107
Purchase of member interests in subsidiary	—	—	(2,685)	—	—	—	—	(2,685)	(280)	(2,965)
Tax benefit of purchase of member interests in subsidiary	—	—	1,020	—	—	—	—	1,020	—	1,020
Stock-based compensation	—	—	159	—	—	—	—	159	—	159
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,004)	(1,004)
Payment of dividends - $0.50 per share	—	—	—	—	(1,622)	—	—	(1,622)	—	(1,622)

BALANCE - March 30, 2013	4,601	$46	$21,904	$—	$20,493	$—	$(13,220)	$29,223	$3,259	$32,482

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	26 Weeks Ended
	March 30, 2013	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$107	$1,105
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Write-off of notes receivable from former president	—	66
Loss on closure of restaurants	256	365
Loss on disposal of discontinued operation	—	270
Deferred income taxes	(5)	—
Stock-based compensation	159	—
Depreciation and amortization	2,097	1,880
Operating lease deferred charge (credit)	(180)	1,084
Changes in operating assets and liabilities:
Accounts receivable	1,290	(806)
Inventories	16	(231)
Prepaid, refundable and accrued income taxes	(238)	(741)
Prepaid expenses and other current assets	130	(107)
Other assets	(38)	10
Accounts payable - trade	(578)	(37)
Accrued expenses and other liabilities	748	(394)
Net cash provided by operating activities	3,764	2,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,125)	(6,263)
Purchase of management rights	—	(400)
Loans and advances made to employees	(44)	(92)
Payments received on employee receivables	62	45
Purchase of member interests in subsidiary	(2,965)	—
Purchase of member interest in New Meadowlands Racetrack LLC	(4,200)	—
Purchases of investment securities	—	(441)
Proceeds from sales of investment securities	75	3,062
Net cash used in investing activities	(8,197)	(4,089)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	3,000	—
Principal payments on notes payable	(437)	(78)
Dividends paid	(1,622)	(811)
Purchase of treasury shares	—	(1,000)
Distributions to non-controlling interests	(1,004)	(1,016)
Net cash used in financing activities	(63)	(2,905)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,496)	(4,530)
CASH AND CASH EQUIVALENTS, Beginning of period	8,705	7,780
CASH AND CASH EQUIVALENTS, End of period	$4,209	$3,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9	$23
Income taxes	$299	$1,097
Non-cash investing activity:
Note payable in connection with purchase of treasury shares	$—	$2,125
Tax benefit of purchase of member interests in subsidiary	$1,020	$—

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 30, 2013

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

RECLASSIFICATIONS — Certain reclassifications of prior period balances have been made to conform to the current period presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated condensed financial statements. Accordingly, the Company has reclassified its consolidated condensed statements of operations for the prior periods presented. These dispositions are discussed below in “Recent Restaurant Dispositions.”

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

Available-for-Sale Securities — Available-for-sale securities consist primarily of United States Treasury Bills and Notes, all of which have a high degree of liquidity and are reported at fair value, with unrealized gains and losses recorded in Accumulated Other Comprehensive Income. The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in Other (Income) Expense, Net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Proceeds from the sale and redemption of investment securities amounted to $75,000 and $3,062,000 for the 26-week periods ended March 30, 2013 and March 31, 2012, respectively. No realized gains or losses were included in Other Income (Expense), net for the 13 and 26-week periods ended March 30, 2013 and March 31, 2012.

CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits.

For the 26-week periods ended March 30, 2013 and March 31, 2012, the Company made purchases from two vendors that accounted for approximately 23% and 24%, respectively, of total purchases. For the 13-week period ended March 30, 2013, the Company made purchases from two vendors that accounted for approximately 24% of total purchases. For the 13-week period ended March 31, 2012, the Company made purchases from one vendor that accounted for approximately 13% of total purchases.

SEGMENT REPORTING — As of March 30, 2013, the Company owned and operated 19 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING STANDARDS — In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on the presentation of other comprehensive income. The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of changes in equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. The adoption of this guidance did not have a material impact on the Company’s financial statements, and the statements of comprehensive income were presented as a separate consecutive statement following the Consolidated Condensed Statements of Operations.

2. VARIABLE INTEREST ENTITIES

Upon adoption of the accounting guidance for VIEs on October 3, 2010, the Company determined that it was the primary beneficiary of two VIEs which had not been previously consolidated, Ark Hollywood/Tampa Investment, LLC and Ark Connecticut Investment, LLC, as the guidance requires that a single party (including its related parties and de facto agents) be able to exercise their rights to remove the decision maker in order for the “kick-out” rights to be considered substantive. Previously, a simple majority of owners that could exercise kick-out rights was considered a substantive right. This change resulted in the need for consolidation.

During the 26-weeks ended March 30, 2013, the Company purchased an additional 14.39% of the membership interests of Ark Hollywood/Tampa Investment, LLC, directly from the individuals that held such interests, for an aggregate consideration of $2,964,512. In connection with this transaction, the Company recorded a reduction to additional paid-in capital of $2,684,896 representing the excess of the amount paid over the carrying value ($279,616) of the non-controlling interests acquired as the acquisition of an additional interest in a less than wholly-owned subsidiary where control is maintained is treated as an equity transaction. In addition, the Company also recorded an increase to additional paid-in capital in the amount of $1,020,261 representing the related deferred tax benefit of the transaction.

As a result of the above, Ark Hollywood/Tampa Investment, LLC is no longer considered a VIE as the Company now owns 64.39% of the voting membership interests. Accordingly, the following disclosures associated with the Company’s VIEs do not include Ark Hollywood/Tampa Investment, LLC as of March 30, 2013:

	March 30, 2013	September 29, 2012
	(in thousands)

Cash and cash equivalents	$309	$714
Accounts receivable	212	1,776
Inventories	11	28
Prepaid income taxes	164	235
Prepaid expenses and other current assets	7	13
Due from Ark Restaurants Corp. and affiliates (1)	427	288
Fixed assets, net	133	3,189
Other long-term assets	71	71
Total assets	$1,334	$6,314
Accounts payable	$57	$153
Accrued expenses and other liabilities	886	1,950
Total liabilities	943	2,103
Equity of variable interest entities	391	4,211
Total liabilities and equity	$1,334	$6,314

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

3. RECENT RESTAURANT EXPANSION

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,500,000 was received as of March 30, 2013 and is being deferred over the lease term), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012.

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

The results of discontinued operations were as follows:

	13 Weeks Ended		26 Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(In thousands)		(In thousands)

Revenues	$—	$404	$—	$910
Costs and expenses	—	853	—	1,525
Loss before income taxes	—	(449)	—	(615)
Income tax benefit	—	(140)	—	(179)
Net loss	$—	$(309)	$—	$(436)

Other – On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 26-weeks ended March 30, 2013.

5. COST METHOD INVESTMENT

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. In conjunction with this investment, the Company also entered into a long-term agreement with NMR to provide food and beverage services for the new racing facilities being constructed at the Meadowlands Racetrack in northern New Jersey. NMR has a long-term lease with the State of New Jersey and expects the new facility to be open in mid-November. The Company’s agreement extends to any future development at the race track site.

This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Condensed Balance Sheet at March 30, 2013. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of March 30, 2013.

6. NOTES PAYABLE

Treasury Stock Repurchase – On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, or a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012. As of March 30, 2013, the outstanding note payable balance was approximately $1,771,000.

Bank – On February 25, 2013, the Company issued a promissory note, secured by all assets of the Company, to a bank for $3,000,000. The note bears interest at LIBOR plus 3.0% per annum, and is payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. As of March 30, 2013, the outstanding balance of this note payable was approximately $2,917,000. The agreement provides, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, and minimum annual net income amounts, and contains customary representations, warranties and affirmative covenants. The agreement also contains customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of March 30, 2013.

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

Employee loans totaled approximately $321,000 and $339,000 at March 30, 2013 and September 29, 2012. Such amounts are payable on demand and bear interest at the minimum statutory rate (0.22% at March 30, 2013 and 0.19% at September 29, 2012).

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 30,	September 29,
	2013	2012
	(In thousands)

Sales tax payable	$928	$852
Accrued wages and payroll related costs	1,188	1,475
Customer advance deposits	2,900	2,811
Accrued occupancy and other operating expenses	4,605	3,735

	$9,621	$8,873

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

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of March 30, 2013, the Company had spent approximately $2,400,000 related to this commitment.

On November 28, 2012, the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The initial term of the lease for this facility will expire 10 years after the date the property first opens for business to the public following its current refurbishment and will have two five-year renewals. The Company anticipates the cost to construct this restaurant will be approximately $1,500,000 and it will open during the third quarter of the 2013 fiscal year.

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

Other — On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which has been paid and is included in Intangible Assets in the accompanying Consolidated Condensed Balance Sheets). Under the terms of the agreement, the owner of the property will construct the facility at its expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. This property is scheduled to begin operations within the next 12 months.

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

During fiscal 2012, options to purchase 251,500 shares of common stock at an exercise price of $14.40 per share were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. The grant date fair value of these stock options was $2.57 per share. The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2012 grant include a risk free interest rate of 1.67%, volatility of 36.2%, a dividend yield of 6.1% and an expected life of 6.25 years. No options were issued during the 26-week period ended March 30, 2013.

A summary of stock option activity is presented below:

	13 Week Ended March 30, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, September 29, 2012	648,100	$19.56	6.50 Years

Options:
Granted	—
Exercised	—
Canceled or expired	(8,500)	$16.80

Outstanding and expected to vest, March 30, 2013	639,600	$19.59	6.00 Years	$3,083,172

Exercisable, March 30, 2013	394,100	$22.83	4.00 Years	$1,472,692

Compensation cost charged to operations for the 26-week periods ended March 30, 2013 and March 31, 2012 was $159,000 and $0, respectively, and for the 13-week periods ended March 30, 2013 and March 31, 2012 was $79,000 and $0, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Operations.

As of March 30, 2013, there was approximately $379,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 1.25 years.

11. INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 26-week periods ended March 30, 2013 and March 31, 2012 reflect effective tax rates of approximately 34% and 26%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

12. INCOME PER SHARE OF COMMON STOCK

Net income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13 and 26-week periods ended March 30, 2013, options to purchase 165,100, 139,000, 90,000 and 245,500 shares of common stock at exercise prices of $12.04, $29.60, $32.15 and $14.40 per share, respectively, were not included in diluted loss per share as their impact was anti-dilutive.

For the 13-week period ended March 31, 2012, options to purchase 166,100, 140,500 and 90,000 shares of common stock at exercise prices of $12.04, $29.60 and $32.15 per share, respectively, were not included in diluted loss per share as their impact was anti-dilutive.

For the 26-week period ended March 31, 2012, options to purchase 166,100 shares of common stock at a price of $12.04 were included in diluted earnings per share. Options to purchase 140,500 shares of common stock at a price of $29.60 and options to purchase 90,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact was anti-dilutive.

13. DIVIDENDS

On December 28, 2012 and March 28, 2013, the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 30, 2013, the Company owned and operated 19 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended March 30, 2013 and March 31, 2012 included 13 and 26 weeks.

Reclassifications

Certain reclassifications of prior period balances have been made to conform to the current period presentation. In connection with the planned or actual sale or closure of various restaurants, the operations of these businesses have been presented as discontinued operations in the consolidated condensed financial statements. Accordingly, the Company has reclassified its consolidated condensed statements of operations for the prior periods presented. These dispositions are discussed below in “Recent Restaurant Dispositions.”

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

Results of Operations

The Company’s operating loss was $282,000 for the 13-weeks ended March 30, 2013 as compared to operating income of $85,000 for the 13-weeks ended March 31, 2012. This overall decrease resulted from a combination of factors including: (i) decreased traffic at our properties in New York, Atlantic City, NJ and Washington, DC due to poor weather as compared to last year, (ii) increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties, (iii) professional fees related to the unsolicited bid made for the Company by Landry’s, and (iv) the negative impact of additional room capacity without a corresponding increase in overall traffic in Las Vegas, all partially offset by a significant improvement in the performance of Clyde Frazier’s Wine and Dine, which opened in March 2012.

The following table summarizes the significant components of the Company’s operating results for the 13 and 26-week periods ended March 30, 2013 and March 31, 2012, respectively:

	13 Weeks Ended		26 Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(in thousands)		(in thousands)
REVENUES:
Food and beverage sales	$28,788	$29,624	$59,817	$62,226
Other revenue	302	268	609	526
Total revenues	29,090	29,892	60,426	62,752

COSTS AND EXPENSES:
Food and beverage cost of sales	7,434	7,670	15,183	16,028
Payroll expenses	10,118	10,350	20,962	21,057
Occupancy expenses	4,086	4,533	8,621	8,991
Other operating costs and expenses	4,057	4,062	8,397	8,093
General and administrative expenses	2,756	2,250	5,166	5,031
Depreciation and amortization	921	942	2,097	1,880
Total costs and expenses	29,372	29,807	60,426	61,080
OPERATING INCOME (LOSS)	$(282)	$85	$—	$1,672

Revenues

During the Company’s 13 and 26-week periods ended March 30, 2013, revenues decreased 2.7% and 3.7% as compared to revenues in the 13 and 26-week periods ended March 31, 2012. This decrease resulted primarily from: (i) the negative effects of Hurricane Sandy on our businesses located in New York, Atlantic City, NJ and Washington, DC and the related closure of our properties Red and Sequoia located in New York, NY in October 2012 as a result, and (ii) the negative impact of additional room capacity in Las Vegas, NV, partially offset by revenues related to our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012.

Food and Beverage Same-Store Sales

On a Company-wide basis, same store sales decreased 4.4% during the second fiscal quarter of 2013 compared to the same period last year as follows:

	13 Weeks Ended		Variance
	March 30, 2013	March 31, 2012	$	%
	(in thousands)

Las Vegas	$14,737	$15,058	$(321)	-2.1%
New York	4,157	4,217	(60)	-1.4%
Washington, DC	2,337	2,676	(339)	-12.7%
Atlantic City, NJ	781	887	(106)	-12.0%
Boston	613	461	152	33.0%
Connecticut	990	1,006	(16)	-1.6%
Florida	3,948	4,539	(591)	-13.0%
Same Store Sales	27,563	28,844	$(1,281)	-4.4%
Other	1,225	780
Food and beverage sales	$28,788	$29,624

Same-store sales in Las Vegas decreased 2.1% primarily as a result of the negative impact of additional room capacity without a corresponding increase in overall traffic. Same-store sales in New York (which exclude the Red and Sequoia properties as they were closed in October 2012) decreased 1.4% as a result of decreased traffic due to poor weather as compared to last year partially offset by strong catering revenues. Same-store sales in Washington, DC decreased 12.7% primarily as a result of decreased traffic due to poor weather as compared to last year and increased competition. Same-store sales in Atlantic City decreased 12.0% due to the lingering negative impact of Hurricane Sandy. Same-store sales in Boston increased 33.0% primarily as a result of the negative impact of a fire that temporarily closed the property in the prior year. Same-store sales in Connecticut decreased 1.6% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida decreased 13.0% due to increased competition at one of our properties combined with a decrease in the usage of complimentaries by the ownership of the casinos where our properties are located. Other food and beverage sales consist of sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the period due to lease expiration and other closures and therefore not included in discontinued operations.

Costs and Expenses

Costs and expenses from continuing operations for the 13 and 26-weeks ended March 30, 2013 and March 31, 2012 were as follows (in thousands):

	13 Weeks Ended March 30,	% to Total	13 Weeks Ended March 31,	% to Total	Increase (Decrease)		26 Weeks Ended March 30,	% to Total	26 Weeks Ended March 31,	% to Total	Increase (Decrease)
	2013	Revenues	2012	Revenues	$	%	2013	Revenues	2012	Revenues	$	%
Food and beverage cost of sales	$7,434	25.6%	$7,670	25.7%	$(236)	-3.1%	$15,183	25.1%	$16,028	25.5%	$(845)	-5.3%
Payroll expenses	10,118	34.8%	10,350	34.6%	(232)	-2.2%	20,962	34.7%	21,057	33.6%	(95)	-0.5%
Occupancy expenses	4,086	14.0%	4,533	15.2%	(447)	-9.9%	8,621	14.3%	8,991	14.3%	(370)	-4.1%
Other operating costs and expenses	4,057	13.9%	4,062	13.6%	(5)	-0.1%	8,397	13.9%	8,093	12.9%	304	3.8%
General and administrative expenses	2,756	9.5%	2,250	7.5%	506	22.5%	5,166	8.5%	5,031	8.0%	135	2.7%
Depreciation and amortization	921	3.2%	942	3.2%	(21)	-2.2%	2,097	3.5%	1,880	3.0%	217	11.5%
	$29,372		$29,807		$(435)		$60,426		$61,080		$(654)

Food and beverage costs as a percentage of total revenues for the 13 and 26-weeks ended March 30, 2013 remained relatively consistent as compared to the same periods of fiscal 2012 and reflect improved menu costing partially offset by higher commodity prices.

Payroll expenses as a percentage of total revenues for the 13 and 26-weeks ended March 30, 2013 remained relatively consistent as compared to the same periods of fiscal 2012. Decreases in expense amounts as compared to the same periods of fiscal 2012 are the result of a reduction in payroll expenses related to properties that were closed (as discussed above) due to flooding from Hurricane Sandy partially offset by payroll incurred at our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012.

Occupancy expenses for the 13 and 26-weeks ended March 30, 2013 decreased as compared to the same periods of fiscal 2012 as a result of a reduction in costs related to properties that were closed (as discussed above) due to flooding from Hurricane Sandy.

Other operating costs and expenses for the 13-weeks ended March 30, 2013 were flat as compared to the same period of fiscal 2012 and were consistent as a percentage of total revenues as compared to the same periods of fiscal 2012. Other operating costs and expenses for the 26-weeks ended March 30, 2013 increased as compared to the same period of fiscal 2012 due to the opening of Clyde Frazier’s Wine & Dine in March 2012, losses related to the closure of two properties in New York as a result of Hurricane sandy, in the amount of $256,000, partially offset a reduction in other operating costs and expenses related to properties that were closed (as discussed above) due to flooding from Hurricane Sandy.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13-weeks ended March 30, 2013 increased compared to the same period of fiscal 2012 primarily as a result of share-based compensation and professional fees related to the unsolicited bid made for the Company by Landry’s. General and administrative expenses for the 26-weeks ended March 30, 2013 decreased slightly compared to the same period of fiscal 2012 primarily as a result of the inclusion of our former President’s severance in the prior period in connection with his resignation in December 2011, partially offset by share-based compensation and professional fees related to the unsolicited bid made for the Company by Landry’s, Inc.

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 26-week periods ended March 30, 2013 and March 31, 2012 reflect effective tax rates of approximately 34% and 26%, respectively. The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash used in investing activities for the 26-week period ended March 30, 2013 was $8,197,000 and resulted primarily from purchases of fixed assets at existing restaurants, the purchase by the Company of the Florida membership interests and a $4,200,000 investment in New Meadowlands Racetrack LLC.

Net cash used in investing activities for the 26-week period ended March 31, 2012 was $4,089,000 and resulted primarily from purchases of fixed assets at existing restaurants, the construction of Clyde Frazier’s Wine and Dine located at the New York City partially offset by net proceeds from sales of investment securities.

Net cash used in financing activities for the 26-week period ended March 30, 2013 of $63,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests offset by proceeds of $3,000,000 from the issuance of a note payable to a bank.

Net cash used in financing activities for the 26-week period ended March 31, 2012 of $2,905,000 was principally used for the payment of dividends, purchase of treasury stock and distributions to non-controlling interests.

The Company had a working capital deficiency of $3,165,000 at March 30, 2013, as compared to a working capital surplus of $4,061,000 at September 29, 2012. This resulted primarily from the purchase of the Florida membership interests and the investment in New Meadowlands Racetrack LLC. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On December 28, 2012 and March 28, 2013, the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

In February 2010, the Company entered into an amendment to its lease for the food court space at the New York-New York Hotel and Casino in Las Vegas, Nevada. Pursuant to this amendment, the Company agreed to, among other things; commit no less than $3,000,000 to remodel the food court. In exchange for this commitment, the landlord agreed to extend the food court lease for an additional four years. As of March 30, 2013, the Company has spent approximately $2,400,000 related to this commitment.

On November 28, 2012, the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The initial term of the lease for this facility will expire 10 years after the date the property first opens for business to the public following its current refurbishment and will have two five-year renewals. The Company anticipates the cost to construct this restaurant will be approximately $1,500,000 and it will open during the third quarter of the 2013 fiscal year.

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which has been paid and is included in Intangible Assets in the accompanying Consolidated Condensed Balance Sheets). Under the terms of the agreement, the owner of the property will construct the facility at its expense and the Company will pay the owner an annual fee based on sales, as defined in the agreement. This property is scheduled to begin operations within the next 12 months.

Recent Restaurant Expansion

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,500,000 was received as of March 30, 2013 and is being deferred over the lease term), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012.

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

The results of discontinued operations were as follows:

	13 Weeks Ended		26 Weeks Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(In thousands)		(In thousands)

Revenues	$—	$404	$—	$910
Costs and expenses	—	853	—	1,525
Loss before income taxes	—	(449)	—	(615)
Income tax benefit	—	(140)	—	(179)

Net loss	$—	$(309)	$—	$(436)

Other – On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 26-weeks ended March 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 30, 2013 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	May 14, 2013

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 21 -