Form 10-Q
period 2013-06-29
ARK RESTAURANTS CORP
filed 2013-08-13
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at August 6, 2013
(Common stock, $.01 par value)	3,246,562

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	June 29, 2013	September 29, 2012
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $571 at June 29, 2013 and $714 at September 29, 2012 related to VIEs)	$4,571	$8,705
Short-term investments in available-for-sale securities	—	75
Accounts receivable (includes $310 at June 29, 2013 and $1,776 at September 29, 2012 related to VIEs)	2,803	3,790
Employee receivables	350	339
Inventories (includes $12 at June 29, 2013 and $28 at September 29, 2012 related to VIEs)	1,573	1,567
Prepaid and refundable income taxes (includes $177 at June 29, 2013 and $235 at September 29, 2012 related to VIEs)	473	985
Prepaid expenses and other current assets (includes $6 at June 29, 2013 and $13 at September 29, 2012 related to VIEs)	857	1,087
Total current assets	10,627	16,548
FIXED ASSETS - Net (includes $108 at June 29, 2013 and $3,189 at September 29, 2012 related to VIEs)	25,836	26,194
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	5,615	4,960
OTHER ASSETS (includes $71 at June 29, 2013 and September 29, 2012 related to VIEs)	6,261	1,928
TOTAL ASSETS	$53,873	$55,164

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $54 at June 29, 2013 and $153 at September 29, 2012 related to VIEs)	$2,325	$2,729
Accrued expenses and other current liabilities (includes $692 at June 29, 2013 and $1,950 at September 29, 2012 related VIEs)	8,505	8,873
Current portion of notes payable	1,974	885
Total current liabilities	12,804	12,487
OPERATING LEASE DEFERRED CREDIT	4,389	4,650
NOTES PAYABLE, LESS CURRENT PORTION	2,109	1,240
TOTAL LIABILITIES	19,302	18,377
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,601 shares at June 29, 2013 and September 29, 2012, respectively; outstanding, 3,245 shares at June 29, 2013 and September 29, 2012, respectively	46	46
Additional paid-in capital	22,674	23,410
Retained earnings	22,310	22,372
	45,030	45,828

Less treasury stock, at cost, of 1,356 shares at June 29, 2013 and September 29, 2012, respectively	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	31,810	32,608
NON-CONTROLLING INTERESTS	2,761	4,179
TOTAL EQUITY	34,571	36,787
TOTAL LIABILITIES AND EQUITY	$53,873	$55,164

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
		(Note 1)		(Note 1)
REVENUES:
Food and beverage sales	$36,153	$38,888	$95,970	$101,115
Other revenue	320	305	929	831
Total revenues	36,473	39,193	96,899	101,946

COSTS AND EXPENSES:
Food and beverage cost of sales	8,959	9,992	24,142	26,020
Payroll expenses	10,805	11,702	31,767	32,758
Occupancy expenses	4,442	4,494	13,063	13,485
Other operating costs and expenses	4,400	5,156	12,797	13,250
General and administrative expenses	2,398	2,240	7,564	7,271
Depreciation and amortization	1,082	1,097	3,179	2,976
Total costs and expenses	32,086	34,681	92,512	95,760
OPERATING INCOME	4,387	4,512	4,387	6,186
OTHER (INCOME) EXPENSE:
Interest expense	24	—	33	23
Interest income	—	—	—	(4)
Other income, net	(38)	(29)	(210)	(453)
Total other income, net	(14)	(29)	(177)	(434)
INCOME BEFORE PROVISION FOR INCOME TAXES	4,401	4,541	4,564	6,620
Provision for income taxes	1,112	1,303	1,168	1,841
INCOME FROM CONTINUING OPERATIONS	3,289	3,238	3,396	4,779
Income (loss) from discontinued operations, net of tax	—	41	—	(395)
CONSOLIDATED NET INCOME	3,289	3,279	3,396	4,384
Net income attributable to non-controlling interests	(660)	(315)	(1,024)	(737)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$2,629	$2,964	$2,372	$3,647

AMOUNTS ATTRIBUTABLE TO ARK RESTAURANTS CORP.:
Income from continuing operations	$2,629	$2,923	$2,372	$4,042
Income (loss) from discontinued operations, net of tax	—	41	—	(395)
Net income	$2,629	$2,964	$2,372	$3,647

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
From continuing operations:
Basic	$0.81	$0.90	$0.73	$1.22
Diluted	$0.77	$0.89	$0.71	$1.21
From discontinued operations:
Basic	$—	$0.01	$—	$(0.12)
Diluted	$—	$0.01	$—	$(0.12)
From net income:
Basic	$0.81	$0.91	$0.73	$1.10
Diluted	$0.77	$0.90	$0.71	$1.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,245	3,245	3,245	3,307
Diluted	3,396	3,278	3,362	3,335

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In Thousands)

	13 Weeks Ended		39 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Consolidated net income	$3,289	$3,279	$3,396	$4,384
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale securities	—	(4)	—	(3)
Total other comprehensive loss, net of taxes	—	(4)	—	(3)
Comprehensive income	3,289	3,275	3,396	4,381
Comprehensive income attributable to non-controlling interests	(660)	(315)	(1,024)	(737)

Comprehensive income attributable to Ark Restaurants Corp.	$2,629	$2,960	$2,372	$3,644

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
FOR THE 39 WEEKS ENDED JUNE 29, 2013 AND JUNE 30, 2012
(In Thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Stock Option	Treasury	Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Income	Earnings	Receivable	Stock	Equity	Interests	Equity

BALANCE - October 1, 2011	4,601	$46	$23,302	$3	$20,128	$(29)	$(10,095)	$33,355	$4,831	$38,186

Net income	—	—	—	—	3,647	—	—	3,647	737	4,384
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	—	—	(3)	—	(3)
Write-off of stock option receivable	—	—	—	—	—	29	—	29	—	29
Purchase of treasury stock	—	—	—	—	—	—	(3,125)	(3,125)	—	(3,125)
Stock-based compensation	—	—	29	—	—	—	—	29	—	29
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,825)	(1,825)
Payment of dividends - $0.75 per share	—	—	—	—	(2,434)	—	—	(2,434)	—	(2,434)

BALANCE - June 30, 2012	4,601	$46	$23,331	$—	$21,341	$—	$(13,220)	$31,498	$3,743	$35,241

BALANCE - September 29, 2012	4,601	$46	$23,410	$—	$22,372	$—	$(13,220)	$32,608	$4,179	$36,787

Net income	—	—	—	—	2,372	—	—	2,372	1,024	3,396
Purchase of member interests in subsidiary	—	—	(2,685)	—	—	—	—	(2,685)	(280)	(2,965)
Tax benefit of purchase of member interests in subsidiary	—	—	1,020	—	—	—	—	1,020	—	1,020
Elimination of non-controlling interest in discontinued operation			691					691	(691)	—
Stock-based compensation	—	—	238	—	—	—	—	238	—	238
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,471)	(1,471)
Payment of dividends - $0.75 per share	—	—	—	—	(2,434)	—	—	(2,434)	—	(2,434)

BALANCE - June 29, 2013	4,601	$46	$22,674	$—	$22,310	$—	$(13,220)	$31,810	$2,761	$34,571

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	39 Weeks Ended
	June 29, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3,396	$4,384
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Write-off of notes receivable from former president	—	66
Loss on closure of restaurants	256	365
Loss on disposal of discontinued operation	—	270
Deferred income taxes	365	1,694
Stock-based compensation	238	29
Depreciation and amortization	3,179	2,976
Operating lease deferred charge (credit)	(261)	975
Changes in operating assets and liabilities:
Accounts receivable	987	(618)
Inventories	(97)	(248)
Prepaid, refundable and accrued income taxes	512	(1,293)
Prepaid expenses and other current assets	130	(56)
Other assets	(39)	(48)
Accounts payable - trade	(404)	160
Accrued expenses and other liabilities	(368)	(966)
Net cash provided by operating activities	7,894	7,690

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,980)	(7,828)
Purchase of management rights	—	(400)
Loans and advances made to employees	(105)	(155)
Payments received on employee receivables	94	74
Purchase of member interests in subsidiary	(2,965)	—
Purchase of member interest in New Meadowlands Racetrack LLC	(4,200)	—
Purchases of investment securities	—	(441)
Proceeds from sales of investment securities	75	3,062
Net cash used in investing activities	(10,081)	(5,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	3,000	—
Principal payments on notes payable	(1,042)	(78)
Dividends paid	(2,434)	(2,434)
Purchase of treasury shares	—	(1,000)
Distributions to non-controlling interests	(1,471)	(1,825)
Net cash used in financing activities	(1,947)	(5,337)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,134)	(3,335)
CASH AND CASH EQUIVALENTS, Beginning of period	8,705	7,780
CASH AND CASH EQUIVALENTS, End of period	$4,571	$4,445

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33	$23
Income taxes	$360	$1,219
Non-cash investing activity:
Note payable in connection with purchase of treasury shares	$—	$2,125
Tax benefit of purchase of member interests in subsidiary	$1,020	$—
Liquidation of non-controlling interests in discontinued operations	$691	$—

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 29, 2013

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

Available-for-Sale Securities — Available-for-sale securities consist primarily of United States Treasury Bills and Notes, all of which have a high degree of liquidity and are reported at fair value, with unrealized gains and losses recorded in Accumulated Other Comprehensive Income. The cost of investments in available-for-sale securities is determined on a specific identification basis. Realized gains or losses and declines in value judged to be other than temporary, if any, are reported in Other (Income) Expense, Net. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. Proceeds from the sale and redemption of investment securities amounted to $75,000 and $3,062,000 for the 39-week periods ended June 29, 2013 and June 30, 2012, respectively. No realized gains or losses were included in Other Income (Expense), net for the 13 and 39-week periods ended June 29, 2013 and June 30, 2012.

CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits.

For the 39-week period ended June 29, 2013, the Company made purchases from two vendors that accounted for approximately 22% of total purchases. For the 39-week period ended June 30, 2012, the Company made purchases from one vendor that accounted for approximately 12% of total purchases. For the 13-week period ended June 29, 2013, the Company made purchases from one vendor that accounted for approximately 12% of total purchases. For the 13-week period ended June 30, 2012, no vendor accounted for more than 10% of total purchases.

SEGMENT REPORTING — As of June 29, 2013, the Company owned and operated 20 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

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

During the 39-weeks ended June 29, 2013, the Company purchased an additional 14.39% of the membership interests of Ark Hollywood/Tampa Investment, LLC, directly from the individuals that held such interests, for an aggregate consideration of $2,964,512. In connection with this transaction, the Company recorded a reduction to additional paid-in capital of $2,684,896 representing the excess of the amount paid over the carrying value ($279,616) of the non-controlling interests acquired as the acquisition of an additional interest in a less than wholly-owned subsidiary where control is maintained is treated as an equity transaction. In addition, the Company also recorded an increase to additional paid-in capital in the amount of $1,020,261 representing the related deferred tax benefit of the transaction.

As a result of the above, Ark Hollywood/Tampa Investment, LLC is no longer considered a VIE as the Company now owns 64.39% of the voting membership interests. Accordingly, the following disclosures associated with the Company’s VIEs do not include Ark Hollywood/Tampa Investment, LLC as of June 29, 2013:

	June 29, 2013	September 29, 2012
	(in thousands)

Cash and cash equivalents	$571	$714
Accounts receivable	310	1,776
Inventories	12	28
Prepaid income taxes	177	235
Prepaid expenses and other current assets	6	13
Due from Ark Restaurants Corp. and affiliates (1)	410	288
Fixed assets, net	108	3,189
Other long-term assets	71	71
Total assets	$1,665	$6,314
Accounts payable	$54	$153
Accrued expenses and other liabilities	692	1,950
Total liabilities	746	2,103
Equity of variable interest entities	919	4,211
Total liabilities and equity	$1,665	$6,314

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

3. RECENT RESTAURANT EXPANSION

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,500,000 was received as of June 29, 2013 and is being deferred over the lease term), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012.

On November 28, 2012, a subsidiary of the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The cost to construct this restaurant was approximately $1,350,000. The initial term of the lease for this facility expires June 7, 2023 and has two five-year renewals. The restaurant, Broadway Burger Bar, opened during the third quarter of fiscal 2013 and, as a result, the Consolidated Statement of Income for the 39-weeks ended June 29, 2013 includes approximately $100,000 of pre-opening and early operating losses related to this property.

4. RECENT RESTAURANT DISPOSITIONS

Lease Expirations – On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 39-weeks ended June 30, 2012. This lease was scheduled to expire on December 31, 2011.

The Company was advised by the landlord that it would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 39-weeks ended June 30, 2012.

Discontinued Operations – Effective March 15, 2012, the Company vacated its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. The Company determined that it would not be able to operate this facility profitably at this location at the current rent. During the quarter ended June 29, 2013, the Company reclassified the remaining non-controlling interest of $691,000 to additional paid-in capital upon the final dissolution of this partnership as no amounts were due to the non-controlling interests based on the priority of liquidation as set out in the operating agreement.

The results of discontinued operations were as follows:

	13 Weeks Ended		39 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)		(In thousands)

Revenues	$—	$—	$—	$910
Costs and expenses	—	—	—	1,525
Loss before income taxes	—	—	—	(615)
Income tax benefit	—	(41)	—	(220)
Net income (loss)	$—	$41	$—	$(395)

Other – On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 39-weeks ended June 29, 2013.

5. COST METHOD INVESTMENT

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. In conjunction with this investment, the Company also entered into a long-term agreement with NMR to provide food and beverage services for the new racing facilities being constructed at the Meadowlands Racetrack in northern New Jersey. NMR has a long-term lease with the State of New Jersey and expects the new facility to be open in November 2013. The Company’s agreement extends to any future development at the race track site.

This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Condensed Balance Sheet at June 29, 2013. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of June 29, 2013.

6. NOTES PAYABLE

Treasury Stock Repurchase – On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, or a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012. As of June 29, 2013, the outstanding note payable balance was approximately $1,416,000.

Bank – On February 25, 2013, the Company issued a promissory note, secured by all assets of the Company, to a bank for $3,000,000. The note bears interest at LIBOR plus 3.0% per annum, and is payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. As of June 29, 2013, the outstanding balance of this note payable was approximately $2,667,000. The agreement provides, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, and minimum annual net income amounts, and contains customary representations, warranties and affirmative covenants. The agreement also contains customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of June 29, 2013.

7. RELATED PARTY TRANSACTIONS

The Company’s former President and Chief Operating Officer resigned effective January 1, 2012. In connection therewith, the Company forgave loans due totaling $66,000 ($29,000 for stock option exercises receivable and $37,000 for other loans) and has recorded additional compensation in the amount of $475,400 in accordance with his separation agreement and release. Such amounts are included in General and Administrative Expenses in the Consolidated Condensed Statement of Income for the 39-weeks ended June 30, 2012.

Employee loans totaled approximately $350,000 and $339,000 at June 29, 2013 and September 29, 2012. Such amounts are payable on demand and bear interest at the minimum statutory rate (0.18% at June 29, 2013 and 0.19% at September 29, 2012).

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 29, 2013	September 29, 2012
	(In thousands)

Sales tax payable	$902	$852
Accrued wages and payroll related costs	1,375	1,475
Customer advance deposits	3,013	2,811
Accrued occupancy and other operating expenses	3,215	3,735

	$8,505	$8,873

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

Other — On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000. Under the terms of the agreement, the owner of the property was to construct the facility, at its expense, and the Company would pay the owner an annual fee based on sales, as defined in the agreement. As of June 7, 2013, the owner of the property had not delivered the premises to the Company as required by the agreement and, as such, the Company demanded the return of its exclusivity fee as well as an additional $200,000 the Company had advanced the owner. The total amount of $1,200,000 has been reclassified to Other Assets in the accompanying Consolidated Condensed Balance Sheet at June 29, 2013 as the Company is negotiating the terms of a promissory note for repayment.

10. STOCK OPTIONS

During fiscal 2012, options to purchase 251,500 shares of common stock at an exercise price of $14.40 per share were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to the remaining 50% commencing on the second anniversary of the date of grant. The grant date fair value of these stock options was $2.57 per share. The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2012 grant include a risk free interest rate of 1.67%, volatility of 36.2%, a dividend yield of 6.1% and an expected life of 6.25 years. No options were issued during the 39-week period ended June 29, 2013.

A summary of stock option activity is presented below:

	39 Weeks Ended June 29, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, September 29, 2012	648,100	$19.56	6.50 Years

Options:
Granted	—
Exercised	—
Canceled or expired	(8,500)	$16.80

Outstanding and expected to vest, June 29, 2013	639,600	$19.59	5.75 Years	$3,161,186

Exercisable, June 29, 2013	516,850	$20.82	3.75 Years	$2,332,623

Compensation cost charged to operations for the 39-week periods ended June 29, 2013 and June 30, 2012 was $238,000 and $29,000, respectively, and for the 13-week periods ended June 29, 2013 and June 30, 2012 was $79,000 and $29,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Income.

As of June 29, 2013, there was approximately $300,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately one year.

11. INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 39-week periods ended June 29, 2013 and June 30, 2012 reflect effective tax rates of approximately 26% and 28%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

12. INCOME PER SHARE OF COMMON STOCK

Net income (loss) per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13 and 39-week periods ended June 29, 2013, options to purchase 165,100 shares of common stock at an exercise price of $12.04 per share and options to purchase 245,500 shares of common stock at an exercise price $14.40 per share were included in diluted earnings per share. Options to purchase 139,000 shares of common stock at an exercise price of $29.60 per share and options to purchase 90,000 shares of common stock at an exercise price of $32.15 per share were not included in diluted earnings per share as their impact was anti-dilutive.

For the 13 and 39-week periods ended June 30, 2012, options to purchase 176,600 shares of common stock at an exercise price of $12.04 per share and options to purchase 251,500 shares of common stock at an exercise price $14.40 per share were included in diluted earnings per share. Options to purchase 145,500 shares of common stock at an exercise price of $29.60 per share and options to purchase 100,000 shares of common stock at an exercise price of $32.15 per share were not included in diluted earnings per share as their impact was anti-dilutive.

13. DIVIDENDS

On December 28, 2012, March 28, 2013 and June 28, 2013 the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of June 29, 2013, the Company owned and operated 20 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended June 29, 2013 and June 30, 2012 included 13 and 39 weeks.

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

Results of Operations

The Company’s operating income was $4,387,000 for both the 13 and 39-weeks ended June 29, 2013 as compared to operating income of $4,512,000 and $6,186,000 for the 13 and 39-weeks ended June 30, 2012, respectively. These decreases resulted from a combination of factors including: (i) decreased traffic at our properties in Washington, DC due to poor weather and increased competition, (ii) increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties, (iii) professional fees related to the unsolicited bid made for the Company by Landry’s, (iv) the negative impact of additional room capacity without a corresponding increase in overall traffic in Las Vegas, (v) the closure of our properties Red and Sequoia located in New York, NY in October 2012 as a result of a hurricane, and (vi) early operating losses in the amount of $100,000 at our new restaurant, Broadway Burger Bar, at the Tropicana Hotel and Casino in Atlantic City, NJ, all partially offset by strong catering revenues in NY combined with a significant improvement in the performance of Clyde Frazier’s Wine and Dine, which opened in March 2012.

The following table summarizes the significant components of the Company’s operating results for the 13 and 39-week periods ended June 29, 2013 and June 30, 2012, respectively:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	June 29, 2013	June 30, 2012	$	%	June 29, 2013	June 30, 2012	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$36,153	$38,888	$(2,735)	-7.0%	$95,970	$101,115	$(5,145)	-5.1%
Other revenue	320	305	15	4.9%	929	831	98	11.8%
Total revenues	36,473	39,193	(2,720)	-6.9%	96,899	101,946	(5,047)	-5.0%

COSTS AND EXPENSES:
Food and beverage cost of sales	8,959	9,992	(1,033)	-10.3%	24,142	26,020	(1,878)	-7.2%
Payroll expenses	10,805	11,702	(897)	-7.7%	31,767	32,758	(991)	-3.0%
Occupancy expenses	4,442	4,494	(52)	-1.2%	13,063	13,485	(422)	-3.1%
Other operating costs and expenses	4,400	5,156	(756)	-14.7%	12,797	13,250	(453)	-3.4%
General and administrative expenses	2,398	2,240	158	7.1%	7,564	7,271	293	4.0%
Depreciation and amortization	1,082	1,097	(15)	-1.4%	3,179	2,976	203	6.8%
Total costs and expenses	32,086	34,681	(2,595)	-7.5%	92,512	95,760	(3,248)	-3.4%
OPERATING INCOME	$4,387	$4,512	$(125)	-2.8%	$4,387	$6,186	$(1,799)	-29.1%

Revenues

During the Company’s 13 and 39-week periods ended June 29, 2013, revenues decreased 6.9% and 5.0% as compared to revenues in the 13 and 39-week periods ended June 30, 2012. This decrease resulted primarily from: (i) the negative effects of Hurricane Sandy on our businesses located in New York, Atlantic City, NJ and Washington, DC and the related closure of our properties Red and Sequoia located in New York, NY in October 2012 as a result, and (ii) the negative impact of additional room capacity in Las Vegas, NV, partially offset by strong catering revenues in NY combined with revenues related to our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012.

Food and Beverage Same-Store Sales

On a Company-wide basis, same store sales decreased 2.2% during the third fiscal quarter of 2013 compared to the same period last year as follows:

	13 Weeks Ended		Variance
	June 29, 2013	June 30, 2012	$	%
	(in thousands)

Las Vegas	$13,728	$14,218	$(490)	-3.4%
New York	10,555	9,275	1,280	13.8%
Washington, DC	5,155	6,230	(1,075)	-17.3%
Atlantic City, NJ	805	851	(46)	-5.4%
Boston	1,008	1,116	(108)	-9.7%
Connecticut	923	947	(24)	-2.5%
Florida	3,457	3,783	(326)	-8.6%
Same Store Sales	35,631	36,420	$(789)	-2.2%
Other	522	2,468
Food and beverage sales	$36,153	$38,888

Same-store sales in Las Vegas decreased 3.4% primarily as a result of the negative impact of additional room capacity without a corresponding increase in overall traffic. Same-store sales in New York (which exclude the Red and Sequoia properties as they were closed in October 2012) increased 13.8% as a result of strong catering revenues. Same-store sales in Washington, DC decreased 17.3% primarily as a result of decreased traffic due to poor weather as compared to last year and increased competition. Same-store sales in Atlantic City decreased 5.4% due to the continued decline in overall traffic in Atlantic City, NJ. Same-store sales in Boston decreased 9.7% primarily as a result of poor weather conditions. Same-store sales in Connecticut decreased 2.5% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida decreased 8.6% due to increased competition at one of our properties combined with a decrease in the usage of complimentaries by the ownership of the casinos where our properties are located. Other food and beverage sales consist of sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the period due to lease expiration and other closures and therefore not included in discontinued operations.

Costs and Expenses

Costs and expenses from continuing operations for the 13 and 39-weeks ended June 29, 2013 and June 30, 2012 were as follows (in thousands):

	13 Weeks		13 Weeks				39 Weeks		39 Weeks
	Ended	%	Ended	%	Increase		Ended	%	Ended	%	Increase
	June 29,	to Total	June 30,	to Total	(Decrease)		June 29,	to Total	June 30,	to Total	(Decrease)
	2013	Revenues	2012	Revenues	$	%	2013	Revenues	2012	Revenues	$	%
Food and beverage cost of sales	$8,959	24.6%	$9,992	25.5%	$(1,033)	-10.3%	$24,142	24.9%	$26,020	25.5%	$(1,878)	-7.2%
Payroll expenses	10,805	29.6%	11,702	29.9%	(897)	-7.7%	31,767	32.8%	32,758	32.1%	(991)	-3.0%
Occupancy expenses	4,442	12.2%	4,494	11.5%	(52)	-1.2%	13,063	13.5%	13,485	13.2%	(422)	-3.1%
Other operating costs and expenses	4,400	12.1%	5,156	13.2%	(756)	-14.7%	12,797	13.2%	13,250	13.0%	(453)	-3.4%
General and administrative expenses	2,398	6.6%	2,240	5.7%	158	7.1%	7,564	7.8%	7,271	7.1%	293	4.0%
Depreciation and amortization	1,082	3.0%	1,097	2.8%	(15)	-1.4%	3,179	3.3%	2,976	2.9%	203	6.8%
	$32,086		$34,681		$(2,595)		$92,512		$95,760		$(3,248)

Food and beverage costs as a percentage of total revenues for the 13 and 39-weeks ended June 29, 2013 decreased slightly compared to the same periods of fiscal 2012 and reflect improved menu costing partially offset by higher commodity prices.

Payroll expenses as a percentage of total revenues for the 13 and 39-weeks ended June 29, 2013 remained relatively consistent as compared to the same periods of fiscal 2012. Decreases in expense amounts as compared to the same periods of fiscal 2012 are the result of a reduction in payroll expenses related to properties that were closed (as discussed above) due to flooding from Hurricane Sandy partially offset by payroll incurred at our new restaurant in New York City, Clyde Frazier’s Wine and Dine, which opened in March 2012.

Occupancy expenses as a percentage of total revenues for the 13 and 39-weeks ended June 29, 2013 increased as compared to the same periods of fiscal 2012 as a result of a lower sales at properties where rents are relatively fixed partially offset by a reduction in costs related to properties that were closed (as discussed above) due to flooding from Hurricane Sandy.

Other operating costs and expenses for the 13 and 39-weeks ended June 29, 2013 decreased as compared to the same period of fiscal 2012 primarily as the result of (i) non-recurring expenses in the prior period associated with one of our properties, and (ii) a reduction in other operating costs and expenses related to properties that were closed (as discussed above) due to flooding from Hurricane Sandy, partially offset by losses related to the closure of the two properties in New York combined with expenses associated with the opening of Clyde Frazier’s Wine & Dine in March 2012.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13-weeks ended June 29, 2013 increased compared to the same period of fiscal 2012 primarily as a result of share-based compensation and professional fees related to the unsolicited bid made for the Company by Landry’s. General and administrative expenses for the 39-weeks ended June 29, 2013 increased slightly compared to the same period of fiscal 2012 primarily as a result of share-based compensation and professional fees related to the unsolicited bid made for the Company by Landry’s, Inc. partially offset by the inclusion of our former President’s severance in the prior period in connection with his resignation in December 2011.

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 39-week periods ended June 29, 2013 and June 30, 2012 reflect effective tax rates of approximately 26% and 28%, respectively.  The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash used in investing activities for the 39-week period ended June 29, 2013 was $10,081,000 and resulted primarily from purchases of fixed assets at existing restaurants, the purchase by the Company of the Florida membership interests and a $4,200,000 investment in New Meadowlands Racetrack LLC.

Net cash used in investing activities for the 39-week period ended June 30, 2012 was $5,688,000 and resulted primarily from purchases of fixed assets at existing restaurants, the construction of Clyde Frazier’s Wine and Dine located at the New York City partially offset by net proceeds from sales of investment securities.

Net cash used in financing activities for the 39-week period ended June 29, 2013 of $1,947,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests offset by proceeds of $3,000,000 from the issuance of a note payable to a bank.

Net cash used in financing activities for the 39-week period ended June 30, 2012 of $5,337,000 was principally used for the payment of dividends, purchase of treasury stock and distributions to non-controlling interests.

The Company had a working capital deficiency of $2,177,000 at June 29, 2013, as compared to a working capital surplus of $4,061,000 at September 29, 2012. This resulted primarily from the purchase of the Florida membership interests and the investment in New Meadowlands Racetrack LLC. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On December 28, 2012, March 28, 2013 and June 28, 2013, the Company paid a quarterly cash dividend in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000. Under the terms of the agreement, the owner of the property was to construct the facility, at its expense, and the Company would pay the owner an annual fee based on sales, as defined in the agreement. As of June 7, 2013, the owner of the property had not delivered the premises to the Company as required by the agreement and, as such, the Company demanded the return of its exclusivity fee as well as an additional $200,000 the Company had advanced the owner. The total amount of $1,200,000 has been reclassified to Other Assets in the accompanying Consolidated Condensed Balance Sheet at June 29, 2013 as the Company is negotiating the terms of a promissory note for repayment by the owner.

Recent Restaurant Expansion

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord agreed to contribute up to $1,800,000 towards the construction of the facility (of which $1,500,000 was received as of June 29, 2013 and is being deferred over the lease term), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012.

On November 28, 2012, a subsidiary of the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The cost to construct this restaurant was approximately $1,350,000. The initial term of the lease for this facility expires June 7, 2023 and has two five-year renewals. The restaurant, Broadway Burger Bar, opened during the third quarter of fiscal 2013 and, as a result, the Consolidated Statement of Income for the 39-weeks ended June 29, 2013 includes approximately $100,000 of pre-opening and early operating losses related to this property.

Recent Restaurant Dispositions

Lease Expirations – On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 29-weeks ended June 30, 2012. This lease was scheduled to expire on December 31, 2011.

The Company was advised by the landlord that it would have to vacate the America property located in Washington, DC, which was on a month-to-month lease. The closure of this property occurred on November 7, 2011. The related loss on closure of this property, in the amount of $186,000, is included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 39-weeks ended June 30, 2012.

Discontinued Operations – Effective March 15, 2012, the Company vacated its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. The Company determined that it would not be able to operate this facility profitably at this location at the current rent. During the quarter ended June 29, 2013, the Company reclassified the remaining non-controlling interest of $691,000 to additional paid-in capital upon the final dissolution of this partnership.

The results of discontinued operations were as follows:

	13 Weeks Ended		39 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)		(In thousands)

Revenues	$—	$—	$—	$910
Costs and expenses	—	—	—	1,525
Loss before income taxes	—	—	—	(615)
Income tax benefit	—	(41)	—	(220)

Net loss	$—	$41	$—	$(395)

Other – On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 39-weeks ended June 29, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 29, 2013 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 13, 2013

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 21 -