Form 10-K
period 2013-09-28
ARK RESTAURANTS CORP
filed 2013-12-23
CIK 779544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2013

or,

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of March 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $37,767,572.

At December 18, 2013, there were outstanding 3,256,395 shares of the Registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1) In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2013 Annual Meeting of Stockholders filed within 120 days of September 28, 2013 or will be included in an amendment to this Form 10-K filed within 120 days of September 28, 2013.

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

2

Item 1.	Business

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended September 28, 2013, we owned and/or operated 20 restaurants and bars, 22 fast food concepts and catering operations through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended September 28, 2013, five of our restaurant and bar facilities are located in New York City, three are located in Washington, D.C., seven are located in Las Vegas, Nevada, three are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut and one is located in the Faneuil Hall Marketplace in Boston, Massachusetts.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination properties intended to benefit from high patron traffic attributable to the uniqueness of the location. Most of our properties which have been opened in recent years are of the latter description. As of the fiscal year ended September 28, 2013, these include the operations at the 12 fast food facilities in Tampa, Florida and Hollywood, Florida, respectively (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); The Grill at Two Trees at the Foxwoods Resort Casino in Ledyard, Connecticut (2006); Durgin Park Restaurant and the Black Horse Tavern in the Faneuil Hall Marketplace in Boston, Massachusetts (2007); Yolos at the Planet Hollywood Resort and Casino in Las Vegas, Nevada (2007); Robert at the Museum of Arts & Design at Columbus Circle in Manhattan (2010); Broadway Burger Bar and Grill at the New York New York Hotel and Casino in Las Vegas, Nevada (2011); Clyde Frazier’s Wine and Dine in Manhattan (2012) and Broadway Burger Bar and Grill in the Quarter at the Tropicana Hotel and Casino in Atlantic City, New Jersey (2013).

The names and themes of each of our restaurants are different except for our two Gallagher’s Steakhouse restaurants and two Broadway Burger Bar and Grill restaurants. The menus in our restaurants are extensive, offering a wide variety of high-quality foods at generally moderate prices. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas, are open seven days a week and most serve lunch as well as dinner. A majority of our net sales are derived from dinner as opposed to lunch service

While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

3

The following table sets forth the properties we lease and operate as of September 28, 2013:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Center Café(4)	Union Station Washington, D.C.	1989	4,000	200		2009

Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2017

Canyon Road	First Avenue (between 76th and 77th Streets) New York, New York	1984	2,500	130		2014

Bryant Park Grill & Café(5)	Bryant Park New York, New York	1995	25,000	180	(820)	2025

America(6)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2017

Gallagher’s Steakhouse(6)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023

Gonzalez y Gonzalez(6)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2021

Village Eateries (6)(7)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2021

Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035

Thunder Grill	Union Station Washington, D.C.	1999	10,000	500		2019

Venetian Food Court(8)	Venetian Casino Resort Las Vegas, Nevada	1999	2,050	300	(*)	2014

Rialto Deli	Venetian Casino Resort Las Vegas, Nevada	1999	1,150	150	(*)	2014

V-Bar	Venetian Casino Resort Las Vegas, Nevada	2000	3,000	100		2015

Gallagher’s Steakhouse	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196		2020

4

Gallagher’s Burger Bar	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114	2020

The Grill at Two Trees	Foxwoods Resort Casino Ledyard, Connecticut	2006	3,359	101	2026

Durgin Park Restaurant and the Black Horse Tavern	Faneuil Hall Marketplace Boston, Massachusetts	2007	18,500	575	2032

Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206	2027

The Sporting House(9)	New York-New York Hotel and Casino Las Vegas, Nevada	2010	31,000	350	2014

Clyde Frazier’s Wine and Dine	Tenth Avenue (between 37th and 38th Streets) New York, New York	2012	10,000	250	2032

Broadway Burger Bar and Grill	Tropicana Hotel and Casino Atlantic City, New Jersey	2013	6,825	225	2033

(1)	Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

(2)	Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.

(3)	Assumes the exercise of all of our available lease renewal options.

(4)	The lease for this location expired prior to October 2, 2010 and has been operating on a month-to-month basis with the consent of the landlord.

(5)	The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2019.

5

(6)	Includes two five-year renewal options exercisable by us if certain sales goals are achieved during the two year period prior to the exercise of the renewal option. Under the America lease, the sales goal is $6.0 million. Under the Gallagher’s Steakhouse lease the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level in excess of the minimum sales level required to exercise the renewal option for each respective restaurant.

(7)	We operate six small food court restaurants and one full-service restaurant in the Village Eateries food court at the New York-New York Hotel & Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.

(8)	We operate two small food court restaurants in a food court at the Venetian Casino Resort.

(9)	This lease is cancellable upon 90 days written notice and provides for rent based on profits only. This restaurant opened at the end of October 2010.

(*)	Represents common area seating.
6

All of our less than wholly-owned restaurants have been consolidated – see Notes 1 and 2 to the Consolidated Financial Statements. The following table sets forth the facilities managed by us as of September 28, 2013:

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
7

Leases

We are currently not committed to any significant projects; however, we may take advantage of opportunities we consider to be favorable, when they occur, depending upon the availability of financing and other factors.

Restaurant Expansion

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord contributed $1,800,000 towards the construction of the property (which has been deferred over the lease term), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012 and, as a result, the Consolidated Statement of Income for the year ended September 29, 2012 includes approximately $1,800,000 of pre-opening and operating losses related to this property.

On November 28, 2012, a subsidiary of the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The cost to construct this restaurant was approximately $1,500,000. The initial term of the lease for this facility expires June 7, 2023 and has two five-year renewals. The restaurant, Broadway Burger Bar and Grill, opened during the third quarter of fiscal 2013 and, as a result, the Consolidated Statement of Income for the year ended September 28, 2013 includes approximately $100,000 of pre-opening and early operating losses related to this property.

On November 22, 2013, the Company, through a wholly-owned subsidiary, Ark Rustic Inn LLC, entered into an Asset Purchase Agreement with W and O, Inc. to purchase the Rustic Inn Crab House, a restaurant and bar in Dania Beach, Florida, for $7,500,000 plus inventory. The acquisition is scheduled to close on or before February 28, 2014, subject to satisfactory completion of due diligence, execution of employment and non-competition agreements, Florida Liquor Authority approval and customary closing conditions.

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

Cost Method Investment

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. In conjunction with this investment, the Company also entered into a long-term agreement with NMR to provide food and beverage services for the new racing facilities at the Meadowlands Racetrack in northern New Jersey. NMR has a long-term lease with the State of New Jersey and the new facility opened in November 2013. The Company’s agreement extends to any future development at the race track site. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC, resulting in a total ownership of 11.6%.

Recent Restaurant Dispositions and Charges

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

Discontinued Operations – Effective March 15, 2012, the Company vacated its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. The Company determined that it would not be able to operate this facility profitably at this location at the current rent. As a result, the Company recorded a disposal loss in the amount of $270,000, which was recorded during the second quarter of fiscal 2012, as well as operating losses of $155,000 for the year ended September 29, 2012, all of which are included in discontinued operations, net of tax, in the Consolidated Statement of Income for the year ended September 29, 2012. Included in the Net Income Attributable to Non-controlling Interests in the accompanying Consolidated Statement of Income for the year ended September 29, 2012 are losses of $33,000 attributable to the limited partners in this property.

Other – On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Statement of Income for the year ended September 28, 2013.

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

Employees

At December 18, 2013, we employed 1,853 persons (including employees at managed facilities), 1,198 of whom were full-time employees, and 655 of whom were part-time employees; 46 of whom were headquarters personnel, 129 of whom were restaurant management personnel, 1,016 of whom were kitchen personnel and 662 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.

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

Item 1A.	Risk Factors

The following are the most significant risk factors applicable to us:

RISKS RELATED TO OUR BUSINESS

Disruptions in the overall economy and the Congressional budget issues may adversely impact our business.

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

In the U.S., the uncertainty regarding significant mandated tax increases, sequestration and government spending cuts and budget negotiations pose a serious risk for the U.S. economy and consumer confidence. In the event that the U.S. federal government is unable to achieve a resolution of these issues there could be an adverse impact on the U.S. economy with a decrease in consumer spending, which could negatively impact our revenues and earnings.

Healthcare reform legislation could have a negative impact on our business.

The Patient Protection and Affordable Care Act (“Obamacare”), as well as other healthcare reform legislation being considered by Congress and state legislatures, may have an adverse effect on our business. The impact could be extensive and could increase our employee healthcare-related costs. Significant costs of the recent healthcare legislation enacted will occur beginning in 2015 due to provisions of the legislation being phased in over time and changes to our healthcare costs structure could have a significant, negative impact on our business.

Failure of our existing or new restaurants to achieve expected results could have a negative impact on our revenues and performance results.

Performance results currently achieved by our restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in new locations. We cannot be assured that new restaurants that we open will have similar operating results as existing restaurants. New restaurants take several months to reach expected operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. All of these factors are relevant to the Company’s construction costs of approximately $7,000,000 to open Clyde Frazier’s Wine and Dine during the second quarter of fiscal 2012, resulting in approximately $1,800,000 of pre-opening and operating losses for the year ended September 29, 2012. We also incurred construction costs of approximately $1,500,000 during fiscal 2013 in connection with the opening of a new restaurant in Atlantic City. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

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

Many of our employees are subject to various minimum wage requirements. Many of our restaurants are located in states where the minimum wage was recently increased and in other states in which increases are being considered. In addition, the one-day strikes for fast-food workers for an increase in the minimum wage to $15 per hour may result in further increases in the minimum wage which would affect all restaurant workers. Accordingly, there likely will be additional increases implemented in jurisdictions in which we operate or seek to operate. These minimum wage increases may cause us to raise our prices which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our profitability is dependent in large measure on our ability to anticipate and react to changes in food, beverage and supply costs. Various factors beyond our control, including climate changes and government regulations, may affect food and beverage costs. Specifically, our dependence on frequent, timely deliveries of fresh beef, poultry, seafood and produce subjects us to the risks of possible shortages or interruptions in supply caused by adverse weather, food contamination and related recalls or other conditions, which could adversely affect the availability and cost of any such items. We cannot assure you that we will be able to anticipate or react to increasing food and supply costs in the future. The failure to react to these increases could materially and adversely affect our business, results of operations and financial condition.

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

The success of the business of our restaurants located in Las Vegas, Nevada, Atlantic City, New Jersey, Tampa and Hollywood, Florida, and Ledyard, Connecticut is substantially dependent on the success of the casinos in which the Company operates in these locations to attract customers for themselves and for our restaurants. Casinos in Atlantic City have experienced a significant decline in revenues in recent years. As more states approve casino gambling, our business in our existing geographic regions may continue to decline. The successful operation of the casinos in these locations is subject to various risks and uncertainties including, but not limited to:

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
15

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

RISKS RELATED TO OUR COMMON STOCK

The price of our common stock may fluctuate significantly.

The price at which our common stock trades may fluctuate significantly. A large number of shares of our common stock is concentrated in the hands of a small number of individuals and institutional investors and is thinly traded. An attempt to sell by a large holder could adversely affect the price of our stock.

The stock market has from time to time experienced significant price and volume fluctuations. The trading price of our common stock could be subject to wide fluctuations in response to a number of factors, including, but not limited to:

--	Fluctuations in quarterly or annual results of operations;

--	Changes in published earnings estimates by analysts and whether our actual earnings meet or exceed such estimates;

--	Additions or departures of key personnel;

--	Our ability to execute our business plan and open new restaurants;

--	Changes in the restaurant industry;

--	Competitive pricing pressures;

--	Regulatory developments; and

--	Changes in overall stock market conditions, including the stock prices of other restaurant companies.

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

A substantial majority of our capital stock is held by a limited number of stockholders. Almost 50% of our common stock is beneficially owned by officers and directors of the Company. Accordingly, management and a few other stockholders have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders, including, but not limited to, potential mergers, acquisitions and/or sale of substantially all assets or other corporate transactions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters. One such event occurred in February 2013 when the Company received from Landry’s,

Inc. an unsolicited proposal to purchase all of the capital stock of the Company. The Company rejected the offer after careful consideration including a review of the proposal with its independent financial and legal advisors.

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

Provisions of our certificate of incorporation and by-laws, as well as provisions of New York law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

--	The New York anti-takeover statute prevents any shareholder who acquires more than 20% of the Company’s capital stock from acquiring control of the Company for a five-year period, unless approved by the Board, which the Company did not approve in connection with the unsolicited takeover proposal from Landry’s, Inc. described above.

--	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect direct candidates; and

--	advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our restaurant facilities and our executive offices are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of September 28, 2013, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Years Lease Terms Expire	Number of Facilities

2014-2018	8
2019-2023	7
2024-2028	5
2029-2033	5
2034-2038	1

Our executive, administrative and clerical offices are located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York. Our lease for this office space expires in 2015.

For information concerning our future minimum rental commitments under non-cancelable operating leases, see Note 11 of the Notes to Consolidated Financial Statements for additional information concerning our leases.

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

Item 4.	Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers and all offices held by each person:

Name	Age	Positions and Offices

Michael Weinstein	70	Chairman and Chief Executive Officer
Robert Stewart	57	President and Chief Financial Officer
Vincent Pascal	70	Senior Vice President and Chief Operating Officer
Paul Gordon	62	Senior Vice President

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

Robert Stewart has been employed by us since June 2002, was elected Chief Financial Officer effective as of June 24, 2002, was elected to the Board of Directors in March 2012 and was elected President in December 2013. For the three years prior to joining us, Mr. Stewart was a Chief Financial Officer and Executive Vice President at Fortis Capital Holdings. For eleven years prior to joining Fortis Capital Holdings, Mr. Stewart held senior financial and audit positions in Skandinaviska Enskilda Banken in their New York, London and Stockholm offices.

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

Market for Our Common Stock

Our Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq National Market under the symbol “ARKR.” The high and low sale prices for our Common Stock from October 2, 2011 through September 28, 2013 are as follows:

Calendar 2011	High	Low

Fourth Quarter	$14.64	$12.70

Calendar 2012

First Quarter	16.40	13.30
Second Quarter	16.20	14.09
Third Quarter	16.85	14.13
Fourth Quarter	17.14	15.61

Calendar 2013

First Quarter	21.64	16.77
Second Quarter	21.97	20.23
Third Quarter	22.25	20.05

Dividend Policy

On December 7, 2011, March 7, 2012, May 29, 2012, September 4, 2012, November 29, 2012, March 6, 2013, June 12, 2013 and September 17, 2013 our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted.

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at September 28, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	623,100	$19.69	248,500
Equity compensation plans not approved by shareholders[1]	None	N/A	None
Total	623,100	$19.69	248,500

Of the 623,100 options outstanding on September 28, 2013, 358,500 were held by the Company’s officers and directors.

(1)	The Company has no equity compensation plan that was not approved by shareholders.

Stock Performance Graph

The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing September 27, 2008 and ending September 28, 2013 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on September 27, 2008 and that all dividends paid by companies included in each index were reinvested.

		Cumulative Total Return
	9/27/08	10/3/09	10/2/10	10/1/11	9/29/12	9/28/13

Ark Restaurants Corp.	$100.00	$104.19	$94.60	$92.05	$125.07	$169.22
NASDAQ Composite	100.00	103.76	116.52	120.44	157.60	195.67
SIC Code 5812 - Eating & Drinking Places	100.00	95.45	130.46	154.04	178.45	206.80

Item 6.	Selected Consolidated Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of September 28, 2013, the Company owned and operated 20 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended September 28, 2013 and September 29, 2012 included 52 weeks.

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

Results of Operations

The Company’s operating income of $6,606,000 for the year ended September 28, 2013 decreased 33.9% compared to operating income of $9,991,000 for the year ended September 29, 2012. This decrease resulted from a combination of factors including: (i) decreased traffic at our properties in Washington, DC due to poor weather and increased competition, (ii) increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties, (iii) professional fees related to the unsolicited bid made for the Company by Landry’s, (iv) the negative impact of additional competition without a corresponding increase in overall traffic in Las Vegas, (v) the closure of our properties Red and Sequoia located in New York, NY in October 2012 as a result of a hurricane, and (vi) early operating losses in the amount of $100,000 at our new restaurant, Broadway Burger Bar, at the Tropicana Hotel and Casino in Atlantic City, NJ, all partially offset by strong catering revenues in NY combined with a significant improvement in the performance of Clyde Frazier’s Wine and Dine, which opened in March 2012.

The following table summarizes the significant components of the Company’s operating results for the years ended September 28, 2013 and September 29, 2012, respectively:

	Year Ended		Variance
	September 28, 2013	September 29, 2012	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$129,122	$136,914	$(7,792)	-5.7%
Other revenue	1,476	1,114	362	32.5%
Total revenues	130,598	138,028	(7,430)	-5.4%
COSTS AND EXPENSES:
Food and beverage cost of sales	32,791	35,157	(2,366)	-6.7%
Payroll expenses	42,488	43,406	(918)	-2.1%
Occupancy expenses	17,533	17,702	(169)	-1.0%
Other operating costs and expenses	17,085	17,915	(830)	-4.6%
General and administrative expenses	9,792	9,368	424	4.5%
Impairment loss	—	379	(379)	-100.0%
Depreciation and amortization	4,303	4,110	193	4.7%
Total costs and expenses	123,992	128,037	(4,045)	-3.2%
OPERATING INCOME	$6,606	$9,991	$(3,385)	-33.9%

Revenues

During the Company’s year ended September 28, 2013, revenues decreased 5.4% compared to the year ended September 29, 2012. This decrease is primarily due to: (i) a net decrease in same store sales of $3,827,000, as discussed below and (ii) the closure of our properties Red and Sequoia located in New York, NY in October 2012 as a result of Hurricane Sandy, partially offset by revenues related to our new restaurants in New York City, Clyde Frazier’s Wine and Dine (opened in March 2012), and Atlantic City, NJ, The Burger Bar and Grill at the Tropicana Hotel and Casino (opened in June 2013).

Food and Beverage Same-Store Sales

On a Company-wide basis, same store food and beverage sales decreased 3.0% for the year ended September 28, 2013 as compared to the year ended September 29, 2012 as follows:

	Year Ended		Variance
	September 28, 2013	September 29, 2012	$	%
	(in thousands)

Las Vegas	$55,100	$57,150	$(2,050)	-3.6%
New York	31,413	29,128	2,285	7.8%
Washington, DC	14,744	16,506	(1,762)	-10.7%
Atlantic City, NJ	3,078	3,485	(407)	-11.7%
Boston	3,767	3,792	(25)	-0.7%
Connecticut	3,751	3,855	(104)	-2.7%
Florida	13,739	15,503	(1,764)	-11.4%
Same store sales	125,592	129,419	$(3,827)	-3.0%
Other	3,530	7,495
Food and beverage sales	$129,122	$136,914

Same store sales in Las Vegas decreased by 3.6% in fiscal 2013 compared to fiscal 2012 primarily as a result of the negative impact of additional competition without a corresponding increase in overall traffic. Same-store sales in New York (which exclude the Red and Sequoia properties as they were closed in October 2012) increased 7.8% as a result of strong catering revenues. Same-store sales in Washington, DC decreased 10.7% primarily as a result of decreased traffic due to poor weather as compared to last year and increased competition. Same-store sales in Atlantic City decreased 11.7% due to the continued decline in overall traffic in Atlantic City, NJ. Same-store sales in Boston were consistent from year to year as expected. Same-store sales in Connecticut decreased 2.7% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida decreased 11.4% due to increased competition at one of our properties combined with a decrease in the usage of complimentaries by the ownership of the casinos where our properties are located. Other food and beverage sales consist of sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the period due to lease expiration and other closures and, therefore, not included in discontinued operations.

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

Other Revenue

The increase in Other Revenue for fiscal 2013 as compared to fiscal 2012 is primarily due to an increase in purchase service fees.

Costs and Expenses

Costs and expenses from continuing operations for the years ended September 28, 2013 and September 29, 2012 were as follows (in thousands):

					Increase
	Year Ended	%	Year Ended	%	(Decrease)
	September 28, 2013	to Total Revenues	September 29, 2012	to Total Revenues	$	%

Food and beverage cost of sales	$32,791	25.1%	$35,157	25.5%	$(2,366)	-6.7%
Payroll expenses	42,488	32.5%	43,406	31.4%	(918)	-2.1%
Occupancy expenses	17,533	13.4%	17,702	12.8%	(169)	-1.0%
Other operating costs and expenses	17,085	13.1%	17,915	13.0%	(830)	-4.6%
General and administrative expenses	9,792	7.5%	9,368	6.8%	424	4.5%
Impairment loss from write-down of long-lived assets	—	0.0%	379	0.3%	(379)	-100.0%
Depreciation and amortization	4,303	3.3%	4,110	3.0%	193	4.7%
	$123,992		$128,037		$(4,045)

Food and beverage costs as a percentage of total revenues for the year ended September 28, 2013 decreased as compared to the year ended September 29, 2012 as a result of improved menu costing partially offset by higher commodity prices.

Payroll expenses as a percentage of total revenues for the year ended September 28, 2013 increased as compared to the year ended September 29, 2012 due primarily to severance payments to employees of closed properties.

Occupancy expenses as a percentage of total revenues for the year ended September 28, 2013 increased as compared to the year ended September 29, 2012 as a result of lower sales at properties where rents are relatively fixed partially offset by a reduction in costs related to properties that were closed (as discussed above) due to flooding from Hurricane Sandy.

Other operating costs and expenses as a percentage of total revenues for the year ended September 28, 2013 remained static as compared to the year ended September 29, 2012. A slight decrease in total costs were the result of: (i) non-recurring expenses in the prior period associated with one of our properties, and (ii) a reduction in other operating costs and expenses related to properties that were closed (as discussed above) due to flooding from Hurricane Sandy, partially offset by losses related to the closure of the two properties in New York combined with expenses associated with the opening of Clyde Frazier’s Wine & Dine in March 2012.

During the year ended September 29, 2012, the Company recorded a charge of $379,000 to impair the leasehold improvements and equipment of an underperforming restaurant.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the year ended September 28, 2013 increased as compared to the year ended September 29, 2012 primarily as a result of share-based compensation and professional fees related to the unsolicited bid made for the Company by Landry’s, Inc. partially offset by the inclusion of our former President’s severance in the prior period in connection with his resignation in December 2011.

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

The Revenue Reconciliation Act of 1993 provides tax credits to us for FICA taxes paid on tip income of restaurant service personnel. The net benefit to us was $531,000 and $564,000 in fiscal 2013 and 2012, respectively.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations. We utilize cash generated from operations to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants we own; however, in recent years, we have utilized bank and other borrowings to finance specific transactions.

Net cash flow provided by operating activities for the year ended September 28, 2013 was $13,059,000, compared to $13,423,000 for the prior year. This decrease was primarily attributable to the decrease in operating income as discussed above, partially offset by changes in net working capital.

Net cash used in investing activities for the year ended September 28, 2013 was $10,380,000 and resulted primarily from the purchases of fixed assets at existing restaurants, the construction of the Broadway Burger Bar and Grill in Atlantic City, NJ, the purchase of the Florida membership interests and the investment in New Meadowlands Racetrack LLC.

Net cash used in investing activities for the year ended September 29, 2012 was $5,862,000 and resulted from the purchases of fixed assets at existing restaurants and the construction of Clyde Frazier’s Wine and Dine in New York City offset by net proceeds from the sales of investment securities.

Net cash used in financing activities for the year ended September 28, 2013 of $2,636,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests offset by proceeds of $3,000,000 from the issuance of a note payable to a bank.

Net cash used in financing activities for the year ended September 29, 2012 of $6,636,000 was principally used for the payment of dividends, purchase of treasury stock and distributions to non-controlling interests.

The Company had a working capital surplus of $306,000 at September 28, 2013 as compared to a working capital surplus of $4,061,000 at September 29, 2012. We believe that our existing cash balances, cash provided by operations and availability of bank borrowings, as needed, will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On December 28, 2012, April 4, 2013, July 2, 2013 and October 8, 2013, the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which was been paid as of September 29, 2012 and is included in Intangible Assets in the accompanying Consolidated Balance Sheet as of September 29, 2012). Under the terms of the agreement, the owner of the property was to construct the facility at their expense and the Company was to pay the owner an annual fee based on sales, as defined in the agreement. As of September 28, 2013, the owner had not delivered the facility to the Company and the parties executed a promissory note for repayment of the $1,000,000 exclusivity fee. The note bears interest at 4.0% per annum and is payable in 48 equal monthly installments of $22,579, commencing on December 1, 2013.

Restaurant Expansion

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord contributed $1,800,000 towards the construction of the property (which has been deferred over the lease term), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012 and, as a result, the Consolidated Statement of Income for the year ended September 29, 2012 includes approximately $1,800,000 of pre-opening and operating losses related to this property.

On November 28, 2012, a subsidiary of the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The cost to construct this restaurant was approximately $1,500,000. The initial term of the lease for this facility expires June 7, 2023 and has two five-year renewals. The restaurant, Broadway Burger Bar and Grill, opened during the third quarter of fiscal 2013 and, as a result, the Consolidated Statement of Income for the year ended September 28, 2013 includes approximately $100,000 of pre-opening and early operating losses related to this property.

On November 22, 2013, the Company, through a wholly-owned subsidiary, Ark Rustic Inn LLC, entered into an Asset Purchase Agreement with W and O, Inc. to purchase the Rustic Inn Crab House, a restaurant and bar in Dania Beach, Florida, for $7,500,000 plus inventory. The acquisition is scheduled to close on or before February 28, 2014, subject to satisfactory completion of due diligence, execution of employment and non-competition agreements, Florida Liquor Authority approval and customary closing conditions.

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

Cost Method Investment

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. In conjunction with this investment, the Company also entered into a long-term agreement with NMR to provide food and beverage services for the new racing facilities at the Meadowlands Racetrack in northern New Jersey. NMR has a long-term lease with the State of New Jersey and the new facility opened in November 2013. The Company’s agreement extends to any future development at the race track site. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC, resulting in a total ownership of 11.6%.

Recent Restaurant Dispositions and Charges

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

Discontinued Operations – Effective March 15, 2012, the Company vacated its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. The Company determined that it would not be able to operate this facility profitably at this location at the current rent. As a result, the Company recorded a disposal loss in the amount of $270,000, which was recorded during the second quarter of fiscal 2012, as well as operating losses of $155,000 for the year ended September 29, 2012, all of which are included in discontinued operations, net of tax, in the Consolidated Statement of Income for the year ended September 29, 2012. Included in the Net Income Attributable to Non-controlling Interests in the accompanying Consolidated Statement of Income for the year ended September 29, 2012 are losses of $33,000 attributable to the limited partners in this property.

Other – On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Statement of Income for the year ended September 28, 2013.

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

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. During the year ended September 29, 2012, the Company recorded a charge of $379,000 to impair the leasehold improvements and equipment of an underperforming restaurant. No impairment charges were necessary for the year ended September 28, 2013.

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

Goodwill and Trademarks

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks, which were acquired in connection with the Durgin Park acquisition, are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. At September 28, 2013, the Company performed both a qualitative and quantitative assessment of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 28, 2013. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

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

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. During fiscal 2012, options to purchase 251,500 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. The Company did not grant any options during fiscal 2013. The Company generally issues new shares upon the exercise of employee stock options.

Recent Developments

On November 22, 2013, the Company, through a wholly-owned subsidiary, Ark Rustic Inn LLC, entered into an Asset Purchase Agreement with W and O, Inc. to purchase the Rustic Inn Crab House, a restaurant and bar in Dania Beach, Florida, for $7,500,000 plus inventory. The acquisition is scheduled to close on or before February 28, 2014, subject to satisfactory completion of due diligence, execution of employment and non-competition agreements, Florida Liquor Authority approval and customary closing conditions.

On November 19, 2013, the Company invested an additional $464,000 in the New Meadowlands Racetrack LLC (“NMR”) through a purchase of an additional membership interest in Meadowlands Newmark, LLC, an existing member of NMR, resulting in a total ownership of 11.6%.

On December 4, 2013, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company's common stock to be paid on December 30, 2013 to shareholders of record at the close of business on December 16, 2013.

Recently Adopted and Issued Accounting Standards

See Notes 1 and 2 of Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in 2013 and the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures.

As of September 28, 2013 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 28, 2013. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 28, 2013 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 28, 2013.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as management's report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption of the SEC that permits us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See Part I, Item 4. “Executive Officers of the Registrant.” Other information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

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

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets -- at September 28, 2013 and September 29, 2012	F-2

		Consolidated Statements of Income – years ended September 28, 2013 and September 29, 2012	F-3

		Consolidated Statements of Comprehensive Income – years ended September 28, 2013 and September 29, 2012	F-4

		Consolidated Statements of Changes in Equity -- years ended September 28, 2013 and September 29, 2012	F-5

		Consolidated Statements of Cash Flows -- years ended September 28, 2013 and September 29, 2012	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules

None.

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.
38

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries as of September 28, 2013 and September 29, 2012, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the years in the two-year period ended September 28, 2013. Ark Restaurants Corp. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ark Restaurants Corp. and Subsidiaries as of September 28, 2013 and September 29, 2012, and their consolidated results of operations and cash flows for each of the years in the two-year period ended September 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York
December 23, 2013

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	September 28, 2013	September 29, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $637 at September 28, 2013 and $714 at September 29, 2012 related to VIEs)	$8,748	$8,705
Short-term investments in available-for-sale securities	—	75
Accounts receivable (includes $317 at September 28, 2013 and $1,776 at September 29, 2012 related to VIEs)	2,712	3,790
Employee receivables	346	339
Inventories (includes $16 at September 28, 2013 and $28 at September 29, 2012 related to VIEs)	1,579	1,567
Prepaid and refundable income taxes (includes $163 at September 28, 2013 and $235 at September 29, 2012 related to VIEs)	567	985
Prepaid expenses and other current assets (includes $13 at September 28, 2013 and September 29, 2012 related to VIEs)	1,038	1,087
Current portion of note receivable	226	—
Total current assets	15,216	16,548
FIXED ASSETS - Net (includes $89 at September 28, 2013 and $3,189 at September 29, 2012 related to VIEs)	25,017	26,194
NOTE RECEIVABLE, LESS CURRENT PORTION	774	—
INTANGIBLE ASSETS - Net	13	1,021
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	4,806	4,960
OTHER ASSETS (includes $71 at September 28, 2013 and September 29, 2012 related to VIEs)	5,098	907
TOTAL ASSETS	$56,458	$55,164
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $70 at September 28, 2013 and $153 at September 29, 2012 related to VIEs)	$2,758	$2,729
Accrued expenses and other current liabilities (includes $140 at September 28, 2013 and $1,950 at September 29, 2012 related VIEs)	9,275	8,873
Dividend payable	814	—
Current portion of notes payable	2,063	885
Total current liabilities	14,910	12,487
OPERATING LEASE DEFERRED CREDIT	4,606	4,650
NOTES PAYABLE, LESS CURRENT PORTION	1,594	1,240
TOTAL LIABILITIES	21,110	18,377
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,610 shares at at September 28, 2013 and 4,601 shares at September 29, 2012; outstanding, 3,254 shares at September 28, 2013 and 3,245 shares at September 29, 2012	46	46
Additional paid-in capital	22,978	23,410
Retained earnings	22,950	22,372
	45,974	45,828
Less treasury stock, at cost, of 1,356 shares at September 28, 2013 and September 29, 2012	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	32,754	32,608
NON-CONTROLLING INTERESTS	2,594	4,179
TOTAL EQUITY	35,348	36,787
TOTAL LIABILITIES AND EQUITY	$56,458	$55,164

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Year Ended
	September 28, 2013	September 29, 2012
REVENUES:
Food and beverage sales	$129,122	$136,914
Other revenue	1,476	1,114
Total revenues	130,598	138,028
COSTS AND EXPENSES:
Food and beverage cost of sales	32,791	35,157
Payroll expenses	42,488	43,406
Occupancy expenses	17,533	17,702
Other operating costs and expenses	17,085	17,915
General and administrative expenses	9,792	9,368
Impairment loss from write-down of long-lived assets	—	379
Depreciation and amortization	4,303	4,110
Total costs and expenses	123,992	128,037
OPERATING INCOME	6,606	9,991
OTHER (INCOME) EXPENSE:
Interest expense	62	23
Interest income	—	(33)
Other income, net	(508)	(454)
Total other income, net	(446)	(464)
INCOME BEFORE PROVISION FOR INCOME TAXES	7,052	10,455
Provision for income taxes	1,941	3,013
INCOME FROM CONTINUING OPERATIONS	5,111	7,442
Loss from discontinued operations, net of tax	—	(292)
CONSOLIDATED NET INCOME	5,111	7,150
Net income attributable to non-controlling interests	(1,286)	(1,661)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$3,825	$5,489
AMOUNTS ATTRIBUTABLE TO ARK RESTAURANTS CORP.:
Income from continuing operations	$3,825	$5,748
Loss from discontinued operations, net of tax	—	(259)
Net income	$3,825	$5,489
NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
From continuing operations:
Basic	$1.18	$1.75
Diluted	$1.13	$1.73
From discontinued operations:
Basic	$—	$(0.08)
Diluted	$—	$(0.08)
From net income:
Basic	$1.18	$1.67
Diluted	$1.13	$1.65
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,246	3,292
Diluted	3,371	3,327

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	September 28, 2013	September 29, 2012

Consolidated net income	$5,111	$7,150
Other comprehensive loss, net of taxes:
Unrealized loss on available-for-sale securities	—	(3)
Total other comprehensive loss, net of taxes	—	(3)
Comprehensive income	5,111	7,147
Comprehensive income attributable to non-controlling interests	(1,286)	(1,661)
Comprehensive income attributable to Ark Restaurants Corp.	$3,825	$5,486

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
YEARS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(In Thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Stock Option	Treasury	Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Income	Earnings	Receivable	Stock	Equity	Interests	Equity

BALANCE - October 1, 2011	4,601	$46	$23,302	$3	$20,128	$(29)	$(10,095)	$33,355	$4,831	$38,186

Net income	—	—	—	—	5,489	—	—	5,489	1,661	7,150
Unrealized loss on available-for-sale securities	—	—	—	(3)	—	—	—	(3)	—	(3)
Write-off of stock option receivable	—	—	—	—	—	29	—	29	—	29
Purchase of treasury stock	—	—	—	—	—	—	(3,125)	(3,125)	—	(3,125)
Stock-based compensation	—	—	108	—	—	—	—	108	—	108
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(2,313)	(2,313)
Payment of dividends - $1.00 per share	—	—	—	—	(3,245)	—	—	(3,245)	—	(3,245)

BALANCE - September 29, 2012	4,601	46	23,410	—	22,372	—	(13,220)	32,608	4,179	36,787

Net income	—	—	—	—	3,825	—	—	3,825	1,286	5,111
Exercise of stock options	9	—	121	—	—	—	—	121	—	121
Tax benefit on exercise of stock options	—	—	44	—	—	—	—	44	—	44
Purchase of member interests in subsidiary	—	—	(2,685)	—	—	—	—	(2,685)	(280)	(2,965)
Tax benefit of purchase of member interests in subsidiary	—	—	1,080	—	—	—	—	1,080	—	1,080
Elimination of non-controlling interest in discontinued operation	—	—	691	—	—	—	—	691	(691)	—
Stock-based compensation	—	—	317	—	—	—	—	317	—	317
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,900)	(1,900)
Paid and accrued dividends - $1.00 per share	—	—	—	—	(3,247)	—	—	(3,247)	—	(3,247)

BALANCE - September 28, 2013	4,610	$46	$22,978	$—	$22,950	$—	$(13,220)	$32,754	$2,594	$35,348

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	September 28, 2013	September 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$5,111	$7,150
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Impairment loss from write-down of long-lived assets	—	379
Write-off of notes receivable from former president	—	66
Loss on closure of restaurants	256	365
Loss on disposal of discontinued operation	—	270
Deferred income taxes	1,234	2,293
Stock-based compensation	317	108
Depreciation and amortization	4,303	4,110
Operating lease deferred charge (credit)	(44)	1,409
Changes in operating assets and liabilities:
Accounts receivable	1,078	(112)
Inventories	(103)	(232)
Prepaid, refundable and accrued income taxes	418	(1,129)
Prepaid expenses and other current assets	(51)	(675)
Other assets	109	(14)
Accounts payable - trade	29	207
Accrued expenses and other liabilities	402	(772)
Net cash provided by operating activities	13,059	13,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,283)	(7,995)
Purchase of management rights	—	(400)
Loans and advances made to employees	(124)	(175)
Payments received on employee receivables	117	87
Purchase of member interests in subsidiary	(2,965)	—
Purchase of member interest in New Meadowlands Racetrack LLC	(4,200)	—
Purchases of investment securities	—	(441)
Proceeds from sales of investment securities	75	3,062
Net cash used in investing activities	(10,380)	(5,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	3,000	—
Principal payments on notes payable	(1,468)	(78)
Dividends paid	(2,433)	(3,245)
Proceeds from issuance of stock upon exercise of stock options	121	—
Excess tax benefits related to stock-based compensation	44	—
Purchase of treasury shares	—	(1,000)
Distributions to non-controlling interests	(1,900)	(2,313)
Net cash used in financing activities	(2,636)	(6,636)
NET INCREASE IN CASH AND CASH EQUIVALENTS	43	925
CASH AND CASH EQUIVALENTS, Beginning of year	8,705	7,780
CASH AND CASH EQUIVALENTS, End of year	$8,748	$8,705

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$62	$23
Income taxes	$379	$2,363
Non-cash investing activity:
Note payable in connection with purchase of treasury shares	$—	$2,125
Tax benefit of purchase of member interests in subsidiary	$1,080	$—
Liquidation of non-controlling interest in discontinued operation	$691	$—
Conversion of intangible asset to note receivable	$1,000	$—
Non-cash financing activity:
Accrued dividends	$814	$—

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 28, 2013, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 20 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

The Company operates five restaurants in New York City, three in Washington, D.C., seven in Las Vegas, Nevada, three in Atlantic City, New Jersey, one at the Foxwoods Resort Casino in Ledyard, Connecticut and one in Boston, Massachusetts. The Las Vegas operations include five restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and six food court concepts; one bar within the Venetian Casino Resort as well as three food court concepts; and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant and a bar in the Resorts Atlantic City Hotel and Casino and a restaurant and bar at the Tropicana Hotel and Casino. The operation at the Foxwoods Resort Casino consists of one fast food concept and a restaurant. In Boston, Massachusetts, the Company operates a restaurant in the Faneuil Hall Marketplace. The Florida operations under management include five fast food facilities in Tampa, Florida and seven fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino.

Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.

Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 28, 2013 and September 29, 2012 included 52 weeks.

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

Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair values of notes receivable and payable are determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

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

For the years ended September 28, 2013 and September 29, 2012, the Company made purchases from one vendor that accounted for approximately 12% and 13%, respectively, of total purchases in each year.

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

Long-lived Assets — Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. No impairment charges were necessary for the year ended September 28, 2013. See Note 6 for a discussion of impairment charges for long-lived assets recorded in fiscal 2012.

Goodwill and Trademarks — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks, which were acquired in connection with the Durgin Park acquisition, are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 28, 2013, the Company performed both a qualitative and quantitative assessment of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 28, 2013. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

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

Defined Contribution Plans — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended September 28, 2013 and September 29, 2012, the Company did not make any contributions to the Plan.

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

During fiscal 2012, options to purchase 251,500 shares of common stock were granted at an exercise price of $14.40 per share and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. Such options had an aggregate grant date fair value of approximately $646,000. The Company did not grant any options during the fiscal year 2013. The Company generally issues new shares upon the exercise of employee stock options.

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

New Accounting Standards Adopted in Fiscal 2013 — In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance on the presentation of other comprehensive income. The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of changes in equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. The adoption of this guidance did not have a material impact on the Company’s financial statements, and the statements of comprehensive income were presented as a separate consecutive statement following the Consolidated Statements of Income.

New Accounting Standards Not Yet Adopted — In December 2011, the FASB issued amended standards to increase the prominence of offsetting assets and liabilities reported in financial statements. These amendments require an entity to disclose information about offsetting and the related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These revised standards are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods are to be retrospectively applied. These amended standards may require additional footnote disclosures for these enhancements; however they will not affect our consolidated financial position or results of operations.

In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. This guidance is effective for fiscal years ending after December 15, 2014 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption. The Company does not expect the adoption this guidance to have a significant impact on its consolidated financial condition or results of operations.

In July 2013, the FASB issued new accounting guidance which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically accounted for unrecognized tax benefits, therefore the Company does not expect the adoption of this guidance to have a significant impact on its consolidated financial statements.

2.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

During the year ended September 28, 2013, the Company purchased an additional 14.39% of the membership interests of Ark Hollywood/Tampa Investment, LLC, directly from the individuals that held such interests, for an aggregate consideration of $2,964,512. In connection with this transaction, the Company recorded a reduction to additional paid-in capital of $2,684,896 representing the excess of the amount paid over the carrying value ($279,616) of the non-controlling interests acquired as the acquisition of an additional interest in a less than wholly-owned subsidiary where control is maintained is treated as an equity transaction. In addition, the Company also recorded an increase to additional paid-in capital in the amount of $1,079,591 representing the related deferred tax benefit of the transaction.

As a result of the above, Ark Hollywood/Tampa Investment, LLC is no longer considered a VIE as the Company now owns 64.39% of the voting membership interests. However, the Company continues to consolidate this entity as a result of its majority ownership. Accordingly, the following disclosures associated with the Company’s VIEs do not include Ark Hollywood/Tampa Investment, LLC as of September 28, 2013:

	September 28, 2013	September 29, 2012
	(in thousands)

Cash and cash equivalents	$637	$714
Accounts receivable	317	1,776
Inventories	16	28
Prepaid income taxes	163	235
Prepaid expenses and other current assets	13	13
Due from Ark Restaurants Corp. and affiliates (1)	157	288
Fixed assets, net	89	3,189
Other long-term assets	71	71
Total assets	$1,463	$6,314

Accounts payable	$70	$153
Accrued expenses and other liabilities	140	1,950
Total liabilities	210	2,103
Equity of variable interest entities	1,253	4,211
Total liabilities and equity	$1,463	$6,314

(1)	Amounts due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

On March 18, 2011, a subsidiary of the Company entered into a lease agreement to operate a restaurant and bar in New York City named Clyde Frazier’s Wine and Dine. In connection with the agreement, the landlord contributed $1,800,000 towards the construction of the property (which has been deferred over the lease term), which totaled approximately $7,000,000. The initial term of the lease for this facility expires on March 31, 2027 and has one five-year renewal. This restaurant opened during the second quarter of fiscal 2012 and, as a result, the Consolidated Statement of Income for the year ended September 29, 2012 includes approximately $1,800,000 of pre-opening and early operating losses related to this property.

On November 28, 2012, a subsidiary of the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The cost to construct this restaurant was approximately $1,500,000. The initial term of the lease for this facility expires June 7, 2023 and has two five-year renewals. The restaurant, Broadway Burger Bar and Grill, opened during the third quarter of fiscal 2013 and, as a result, the Consolidated Statement of Income for the year ended September 28, 2013 includes approximately $100,000 of pre-opening and early operating losses related to this property.

4.	RECENT RESTAURANT DISPOSITIONS

Lease Expirations – On July 8, 2011, the Company entered into an agreement with the landlord of The Grill Room property located in New York City, whereby in exchange for a payment of $350,000 the Company vacated the property on October 31, 2011. Such payment and the related loss on closure of the property, in the amount of $179,000, are included in Other Operating Costs and Expenses in the Consolidated Statement of Income for the year ended September 29, 2012. This lease expired on December 31, 2011.

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

Discontinued Operations – Effective March 15, 2012, the Company vacated its food court operations at the MGM Grand Casino at the Foxwoods Resort Casino in Ledyard, CT. The Company determined that it would not be able to operate this facility profitably at this location at the current rent. As a result, the Company recorded a disposal loss in the amount of $270,000, which was recorded during the second quarter of fiscal 2012, as well as operating losses of $155,000 for the year ended September 29, 2012, all of which are included in discontinued operations, net of tax, in the Consolidated Statement of Income for the year ended September 29, 2012. Included in the Net Income Loss Attributable to Non-controlling Interests in the accompanying Consolidated Statement of Income for the year ended September 29, 2012 are losses of $33,000 attributable to the limited partners in this property.

The results of discontinued operations were as follows:

	Year Ended
	September 28, 2013	September 29, 2012
	(In thousands)

Revenues	$—	$910
Costs and expenses	—	1,335
Loss before income taxes	—	(425)
Income tax benefit	—	(133)
Net loss	$—	$(292)

Other – On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Statement of Income for the year ended September 28, 2013.

5.	COST METHOD INVESTMENT

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. In conjunction with this investment, the Company also entered into a long-term agreement with NMR to provide food and beverage services for the new racing facilities at the Meadowlands Racetrack in northern New Jersey. NMR has a long-term lease with the State of New Jersey and the new facility opened in November 2013. The Company’s agreement extends to any future development at the race track site.

This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Balance Sheet at September 28, 2013. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of September 28, 2013.
F-13

6.	FIXED ASSETS

Fixed assets consist of the following:

	September 28, 2013	September 29, 2012
	(In thousands)

Leasehold improvements	$41,987	$41,028
Furniture, fixtures and equipment	33,249	34,161
	75,236	75,189
Less: accumulated depreciation and amortization	50,219	48,995

	$25,017	$26,194

Depreciation and amortization expense related to fixed assets for the years ended September 28, 2013 and September 29, 2012 was $4,295,000 and $4,102,000, respectively.

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. During the year ended September 29, 2012, the Company recorded a charge of $379,000 to impair the leasehold improvements and equipment of an underperforming restaurant. No impairment charges were necessary for the year ended September 28, 2013.

7.	NOTE RECEIVABLE

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000 (all of which was paid as of September 29, 2012 and is included in Intangible Assets in the accompanying Consolidated Balance Sheet as of September 29, 2012). Under the terms of the agreement the owner of the property was to construct the facility at their expense and the Company was to pay the owner an annual fee based on sales, as defined in the agreement. As of September 28, 2013, the owner had not delivered the facility to the Company and the parties executed a promissory note for repayment of the $1,000,000 exclusivity fee. The note bears interest at 4.0% per annum and is payable in 48 equal monthly installments of $22,579, commencing on December 1, 2013.

8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 28, 2013	September 29, 2012
	(In thousands)

Purchased leasehold rights (a)	$2,343	$2,343
Operating rights (b)	—	1,000
Noncompete agreements and other	283	283
	2,626	3,626

Less accumulated amortization	2,613	2,605

Total intangible assets	$13	$1,021

(a)	Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.

(b)	Amounts paid in connection with Basketball City agreement and converted to a note receivable in fiscal 2013 – see Note 7.

Amortization expense related to intangible assets for each of the years ended September 28, 2013 and September 29, 2012 was $8,000.

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 28, 2013	September 29, 2012
	(In thousands)

Sales tax payable	$783	$852
Accrued wages and payroll related costs	1,435	1,475
Customer advance deposits	3,356	2,811
Accrued occupancy, gift cards and other operating expenses	3,701	3,735

	$9,275	$8,873

10.	NOTES PAYABLE

Treasury Stock Repurchase – On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, or a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012. As of September 28, 2013, the outstanding note payable balance was approximately $1,240,000.

Bank – On February 25, 2013, the Company issued a promissory note, secured by all assets of the Company, to a bank for $3,000,000. The note bears interest at LIBOR plus 3.0% per annum, and is payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. As of September 28, 2013, the outstanding balance of this note payable was approximately $2,417,000. The agreement provides, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, and minimum annual net income amounts, and contains customary representations, warranties and affirmative covenants. The agreement also contains customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of September 28, 2013.

As of September 28, 2013, the aggregate amounts of notes payable maturing in the next three years are as follows:

2014	$2,063
2015	1,174
2016	420

Total	$3,657

11.	COMMITMENTS AND CONTINGENCIES

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

As of September 28, 2013, future minimum lease payments under noncancelable leases are as follows:

Amount
Fiscal Year	(In thousands)

2014	$8,289
2015	7,623
2016	7,056
2017	5,811
2018	3,929
Thereafter	22,538

Total minimum payments	$55,246

In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of approximately $388,000 as security deposits under such leases.

Rent expense from continuing operations was approximately $14,117,000 and $14,619,000 for the fiscal years ended September 28, 2013 and September 29, 2012, respectively. Contingent rentals, included in rent expense, were approximately $4,811,000 and $5,055,000 for the fiscal years ended September 28, 2013 and September 29, 2012, respectively.

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

During fiscal 2012, options to purchase 251,500 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. No options were granted during the fiscal year ended September 28, 2013.

The following table summarizes stock option activity under all plans:

	2013			2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of year	648,100	$19.56		396,600	$22.82

Options:
Granted	—			251,500	$14.40
Exercised	(9,300)	$13.11		—
Canceled or expired	(15,700)	$17.87		—

Outstanding and expected to vest, end of year (a)	623,100	$19.69	$3,264,802	648,100	$19.56	$1,415,116

Exercisable, end of year (a)	503,950	$20.95	$2,396,199	396,600	$22.82	$798,941

Weighted average remaining contractual life	5.5 Years			6.5 Years

Shares available for future grant	248,500			248,500

(a)	Options become exercisable at various times and expire at various dates through 2022.

The following table summarizes information about stock options outstanding as of September 28, 2013 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)

$12.04	158,300	$12.04	5.6	158,300	$12.04	5.6
$14.40	238,300	$14.40	8.7	119,150	$14.40	8.7
$29.60	136,500	$29.60	1.2	136,500	$29.60	1.2
$32.15	90,000	$32.15	3.2	90,000	$32.15	3.2

	623,100	$19.69	5.5	503,950	$20.95	4.7

Compensation cost charged to operations for the fiscal years ended September 28, 2013 and September 29, 2012 for share-based compensation programs was approximately $317,000 and $108,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Statements of Income.

As of September 28, 2013, there was approximately $221,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately one year.

13.	INCOME TAXES

The provision for income taxes attributable to continuing operations consists of the following:

	Year Ended
	September 28, 2013	September 29, 2012
	(In thousands)

Current provision:
Federal	$518	$469
State and local	188	251
	706	720

Deferred provision:
Federal	984	3,140
State and local	251	(847)
	1,235	2,293

	$1,941	$3,013
F-18

The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	September 28, 2013	September 29, 2012
	(In thousands)

Provision at Federal statutory rate (34% in 2013 and 2012)	$2,398	$3,555

State and local income taxes, net of tax benefits	265	312

Tax credits	(531)	(565)

Income attributable to non-controlling interest	(437)	(576)

Other	246	287

	$1,941	$3,013

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 28, 2013	September 29, 2012
	(In thousands)

Long-term deferred tax assets (liabilities):
State net operating loss carryforwards	$3,665	$3,357
Operating lease deferred credits	974	1,069
Depreciation and amortization	(464)	(358)
Deferred compensation	1,524	1,431
Partnership investments	(460)	(413)
Other	95	108
Total long-term deferred tax assets	5,334	5,194
Valuation allowance	(528)	(234)
Total net deferred tax assets	$4,806	$4,960

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The deferred tax valuation allowance of $528,000 and $234,000 as of September 28, 2013 and September 29, 2012, respectively, was attributable to state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	September 28, 2013	September 29, 2012
	(In thousands)

Balance at beginning of year	$209	$209

Reductions due to settlements with taxing authorities	(31)	—
Reductions as a result of a lapse of the statute of limitations	(16)	—
Interest accrued during the current year	—	—

Balance at end of year	$162	$209

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of September 28, 2013, the Company accrued approximately $96,000 of interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. An examination of the Company’s Federal tax returns for the fiscal years 2008 and 2009 was recently completed by the Internal Revenue Service and did not result in a material adjustment to the Company’s consolidated financial position or results of operations. The 2010, 2011 and 2012 fiscal years remain subject to examination by the Internal Revenue Service. The 2009 through 2012 fiscal years generally remain subject to examination by most state and local tax authorities.

14.	OTHER INCOME

Other income consists of the following:

	Year Ended
	September 28, 2013	September 29, 2012
	(In thousands)

Video arcade sales	$22	$74
Other rentals	5	35
Insurance proceeds	393	325
Other	88	20

	$508	$454
F-20

15.	INCOME PER SHARE OF COMMON STOCK

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended September 28, 2013 and September 29, 2012 follows:

	Net Income (Loss) Attributable to Ark Restaurants Corp. (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)

Year ended September 28, 2013

From continuing operations:

Basic EPS	$3,825	3,246	$1.18
Stock options	—	125	(0.05)

Diluted EPS	$3,825	3,371	$1.13

From discontinued operations:

Basic EPS	$—	3,246	$—
Stock options	—	125	—

Diluted EPS	$—	3,371	$—

From net income:

Basic EPS	$3,825	3,246	$1.18
Stock options	—	125	(0.05)

Diluted EPS	$3,825	3,371	$1.13

Year ended September 29, 2012

From continuing operations:

Basic EPS	$5,748	3,292	$1.75
Stock options	—	35	(0.02)

Diluted EPS	$5,748	3,327	$1.73

From discontinued operations:

Basic EPS	$(259)	3,292	$(0.08)
Stock options	—	35	—

Diluted EPS	$(259)	3,327	$(0.08)

From net income:

Basic EPS	$5,489	3,292	$1.67
Stock options	—	35	(0.02)

Diluted EPS	$5,489	3,327	$1.65
F-21

For the year ended September 28, 2013, options to purchase 158,300 shares of common stock at a price of $12.04 and options to purchase 238,300 shares of common stock at a price of $14.40 were included in diluted earnings per share. Options to purchase 136,500 shares of common stock at a price of $29.60 and options to purchase 90,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

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

16.	RELATED PARTY TRANSACTIONS

The Company’s former President and Chief Operating Officer resigned effective January 1, 2012. In connection therewith, the Company forgave loans due totaling $66,000 ($29,000 for stock option exercises receivable and $37,000 for other loans) and has recorded additional compensation in the amount of $475,400 in accordance with his separation agreement and release. Such amounts are included in General and Administrative Expenses in the Consolidated Statement of Income for the year ended September 29, 2012.

Receivables due from the former President, excluding stock option receivables, totaled $37,000 at October 1, 2011. Such amount was forgiven during the year ended September 29, 2012 in connection with his resignation. Other employee loans totaled approximately $346,000 and $339,000 at September 28, 2013 and September 29, 2012, respectively. Such amounts are payable on demand and bear interest at the minimum statutory rate (0.16% at September 28, 2013 and 0.19% at September 29, 2012).

17.	SUBSEQUENT EVENTS

On November 22, 2013, the Company, through a wholly-owned subsidiary, Ark Rustic Inn LLC, entered into an Asset Purchase Agreement with W and O, Inc. to purchase the Rustic Inn Crab House, a restaurant and bar in Dania Beach, Florida, for $7,500,000 plus inventory. The acquisition is scheduled to close on or before February 28, 2014, subject to satisfactory completion of due diligence, execution of employment and non-competition agreements, Florida Liquor Authority approval and customary closing conditions.

On November 19, 2013, the Company invested an additional $464,000 in the New Meadowlands Racetrack LLC (“NMR”) through a purchase of an additional membership interest in Meadowlands Newmark, LLC, an existing member of NMR, resulting in a total ownership of 11.6%.

On December 4, 2013, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on December 30, 2013 to shareholders of record at the close of business on December 16, 2013.

******

F-22

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: December 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Weinstein	Chairman of the Board	December 23, 2013
(Michael Weinstein)	and Chief Executive Officer

/s/Vincent Pascal	Senior Vice President	December 23, 2013
(Vincent Pascal)	and Director

/s/Robert Stewart	President, Chief Financial Officer	December 23, 2013
(Robert Stewart)	and Director (Principal Financial
and Accounting Officer)

/s/Marcia Allen	Director	December 23, 2013
(Marcia Allen)

/s/Steven Shulman	Director	December 23, 2013
(Steven Shulman)

/s/Paul Gordon	Senior Vice President	December 23, 2013
(Paul Gordon)	and Director

/s/Bruce R. Lewin	Director	December 23, 2013
(Bruce R. Lewin)

/s/Arthur Stainman	Director	December 23, 2013
(Arthur Stainman)

/s/ Stephen Novick	Director	December 23, 2013
(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Ark Restaurants Corp. Amended Stock Option Plan, incorporated by reference to Exhibit 10.3 to the 1994 10-K.

10.4	Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

10.5	Ark Restaurants Corp. 1996 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 (Amendment No. 1) filed on March 16, 2001.

10.6	Lease Agreement dated May 17, 1996 between New York-New York Hotel, LLC, and Las Vegas America Corp., incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1998 (the “1998 10-K”).

10.7	Lease Agreement dated May 17, 1996 between New York-New York Hotel, LLC, and Las Vegas Festival Food Corp., incorporated by reference to Exhibit 10.7 to the 1998 10-K.

10.8	Lease Agreement dated May 17, 1996 between New York-New York Hotel, LLC, and Las Vegas Steakhouse Corp., incorporated by reference to Exhibit 10.8 to the 1998 10-K.

10.9	Amendment dated August 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”).

10.10	Amendment dated November 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.10 to the 2000 10-K.

10.11	Amendment dated November 1, 2001 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001 (the “2001 10-K”).

10.12	Amendment dated December 20, 2001 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.11 of the 2001 10-K.

10.13	Amendment dated as of April 23, 2002 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between us and Bank Leumi USA, incorporated by reference to Exhibit 10.13 of the Second Quarter 2002 Form 10-Q.

10.14	Amendment dated as of January 22, 2002 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.14 of the First Quarter 2003 Form 10-Q.

10.15	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

10.16	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

16	Letter from Deloitte & Touche LLP regarding change in certifying accountants, incorporated by reference from the exhibit included with our Current Report on Form 8-K filed with the SEC on January 15, 2004 and our Current Report on Form 8-K/A filed with the SEC on January 16, 2004.

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32	Section 1350 Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.