Form 10-Q
period 2013-12-28
ARK RESTAURANTS CORP
filed 2014-02-11
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at February 6, 2014
(Common stock, $.01 par value)	3,257,395

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 28, 2013 as may be updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	December 28, 2013	September 28, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $634 at December 28, 2013 and $637 at September 28, 2013 related to VIEs)	$7,460	$8,748
Accounts receivable (includes $338 at December 28, 2013 and $317 at September 28, 2013 related to VIEs)	2,063	2,712
Employee receivables	455	346
Inventories (includes $16 at December 28, 2013 and September 28, 2013 related to VIEs)	1,611	1,579
Prepaid and refundable income taxes (includes $163 at December 28, 2013 and September 28, 2013 related to VIEs)	208	567
Prepaid expenses and other current assets (includes $12 at December 28, 2013 and $13 at September 28, 2013 related to VIEs)	1,069	1,038
Current portion of note receivable	217	226
Total current assets	13,083	15,216
FIXED ASSETS - Net (includes $77 at December 28, 2013 and $89 at September 28, 2013 related to VIEs)	24,654	25,017
NOTE RECEIVABLE, LESS CURRENT PORTION	745	774
INTANGIBLE ASSETS - Net	11	13
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	4,808	4,806
OTHER ASSETS (includes $71 at December 28, 2013 and September 28, 2013 related to VIEs)	6,068	5,098
TOTAL ASSETS	$54,903	$56,458

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $61 at December 28, 2013 and $70 at September 28, 2013 related to VIEs)	$1,869	$2,758
Accrued expenses and other current liabilities (includes $368 at December 28, 2013 and $140 at September 28, 2013 related VIEs)	9,300	9,275
Dividend payable	814	814
Current portion of notes payable	1,974	2,063
Total current liabilities	13,957	14,910
OPERATING LEASE DEFERRED CREDIT (includes $60 at December 28, 2013 related to VIEs)	4,509	4,606
NOTES PAYABLE, LESS CURRENT PORTION	1,167	1,594
TOTAL LIABILITIES	19,633	21,110
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,613 shares at at December 28, 2013 and 4,610 shares at September 28, 2013; outstanding, 3,257 shares at December 28, 2013 and 3,254 shares at September 28, 2013	46	46
Additional paid-in capital	23,104	22,978
Retained earnings	22,699	22,950
	45,849	45,974
Less treasury stock, at cost, of 1,356 shares at December 28, 2013 and September 28, 2013	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	32,629	32,754
NON-CONTROLLING INTERESTS	2,641	2,594
TOTAL EQUITY	35,270	35,348
TOTAL LIABILITIES AND EQUITY	$54,903	$56,458

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 28, 2013	December 29, 2012
REVENUES:
Food and beverage sales	$31,756	$31,029
Other revenue	382	307
Total revenues	32,138	31,336

COSTS AND EXPENSES:
Food and beverage cost of sales	7,854	7,749
Payroll expenses	10,478	10,845
Occupancy expenses	4,401	4,535
Other operating costs and expenses	4,207	4,339
General and administrative expenses	2,850	2,410
Depreciation and amortization	1,147	1,176
Total costs and expenses	30,937	31,054
OPERATING INCOME	1,201	282
OTHER (INCOME) EXPENSE:
Interest expense	19	—
Interest income	(7)	—
Other income, net	(66)	(79)
Total other income, net	(54)	(79)
INCOME BEFORE PROVISION FOR INCOME TAXES	1,255	361
Provision for income taxes	399	114
CONSOLIDATED NET INCOME	856	247
Net income attributable to non-controlling interests	(293)	(239)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$563	$8

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.17	$0.00
Diluted	$0.17	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,256	3,245
Diluted	3,400	3,322

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

FOR THE 13 WEEKS ENDED DECEMBER 28, 2013 AND DECEMBER 29, 2012

(In Thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interests	Equity

BALANCE - September 29, 2012	4,601	$46	$23,410	$22,372	$(13,220)	$32,608	$4,179	$36,787

Net income	—	—	—	8	—	8	239	247
Purchase of member interests in subsidiary	—	—	(2,685)	—	—	(2,685)	(280)	(2,965)
Tax benefit of purchase of member interests in subsidiary	—	—	1,020	—	—	1,020	—	1,020
Stock-based compensation	—	—	80	—	—	80	—	80
Distributions to non-controlling interests	—	—	—	—	—	—	(600)	(600)
Payment of dividends - $0.25 per share	—	—	—	(811)	—	(811)	—	(811)

BALANCE - December 29, 2012	4,601	$46	$21,825	$21,569	$(13,220)	$30,220	$3,538	$33,758

BALANCE - September 28, 2013	4,610	$46	$22,978	$22,950	$(13,220)	$32,754	$2,594	$35,348

Net income	—	—		563	—	563	293	856
Exercise of stock options	3	—	38	—	—	38	—	38
Tax benefit on exercise of stock options	—	—	8	—	—	8	—	8
Stock-based compensation	—	—	80	—	—	80	—	80
Distributions to non-controlling interests	—	—	—	—	—	—	(246)	(246)
Payment of dividends - $0.25 per share	—	—	—	(814)	—	(814)	—	(814)

BALANCE - December 28, 2013	4,613	$46	$23,104	$22,699	$(13,220)	$32,629	$2,641	$35,270

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	13 Weeks Ended
	December 28, 2013	December 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$856	$247
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on closure of restaurants	—	256
Deferred income taxes	(2)	—
Stock-based compensation	80	80
Depreciation and amortization	1,147	1,176
Operating lease deferred credit	(97)	(85)
Changes in operating assets and liabilities:
Accounts receivable	649	1,143
Inventories	(32)	(62)
Prepaid, refundable and accrued income taxes	359	127
Prepaid expenses and other current assets	(31)	185
Other assets	(6)	—
Accounts payable - trade	(889)	(423)
Accrued expenses and other liabilities	25	(1,140)
Net cash provided by operating activities	2,059	1,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(782)	(409)
Loans and advances made to employees	(151)	(35)
Payments received on employee receivables	42	35
Payments received on note receivable	38	—
Purchase of member interests in subsidiary	—	(2,965)
Purchase of member interest in New Meadowlands Racetrack LLC	(464)	—
Initial payment on purchase of The Rustic Inn	(500)	—
Net cash used in investing activities	(1,817)	(3,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(516)	(88)
Dividends paid	(814)	(811)
Proceeds from issuance of stock upon exercise of stock options	38	—
Excess tax benefits related to stock-based compensation	8	—
Distributions to non-controlling interests	(246)	(600)
Net cash used in financing activities	(1,530)	(1,499)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,288)	(3,369)
CASH AND CASH EQUIVALENTS, Beginning of period	8,748	8,705
CASH AND CASH EQUIVALENTS, End of period	$7,460	$5,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$19	$—
Income taxes	$34	$51
Non-cash investing activity:
Tax benefit of purchase of member interests in subsidiary	$—	$1,020
Non-cash financing activity:
Accrued dividend	$814	$—

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 28, 2013

(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated and condensed balance sheet as of September 28, 2013, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated and condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments that, in the opinion of management, are necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 28, 2013. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair values of notes receivable and payable are determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

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

CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. The concentration of credit risk with respect to accounts receivable is generally limited due to the short payment terms extended by the company and the number of customers comprising the company’s customer base.

For the 13-week period ended December 28, 2013, the Company made purchases from one vendor that accounted for approximately 12% of total purchases. For the 13-week period ended December 29, 2012, the Company made purchases from two vendors that accounted for approximately 22% of total purchases.

SEGMENT REPORTING — As of December 28, 2013, the Company owned and operated 20 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING STANDARDS — In December 2011, the Financial Accounting Standards Board (the “FASB”) issued amended standards to increase the prominence of offsetting assets and liabilities reported in financial statements. These amendments require an entity to disclose information about offsetting and the related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These revised standards became effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods and are to be retrospectively applied. The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In February 2013, the FASB issued guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, except for obligations addressed within existing guidance. This guidance is effective for fiscal years ending after December 15, 2014 and is required to be applied retrospectively to all prior periods presented for those obligations that existed upon adoption. The Company does not expect the adoption this guidance to have a significant impact on its consolidated financial condition or results of operations.

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

2. VARIABLE INTEREST ENTITIES

The Company consolidates any variable interest entities in which it holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	December 28, 2013	September 28, 2013
	(in thousands)

Cash and cash equivalents	$634	$637
Accounts receivable	338	317
Inventories	16	16
Prepaid income taxes	163	163
Prepaid expenses and other current assets	12	13
Due from Ark Restaurants Corp. and affiliates (1)	160	157
Fixed assets, net	77	89
Other long-term assets	71	71
Total assets	$1,471	$1,463
Accounts payable	$61	$70
Accrued expenses and other liabilities	368	140
Operating lease deferred credit	60	—
Total liabilities	489	210
Equity of variable interest entities	982	1,253
Total liabilities and equity	$1,471	$1,463

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

3. RECENT RESTAURANT EXPANSION

On November 28, 2012, a subsidiary of the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The cost to construct this restaurant was approximately $1,750,000. The initial term of the lease for this facility expires June 7, 2023 and has two five-year renewals. The restaurant, Broadway Burger Bar, opened during the third quarter of fiscal 2013.

4. RECENT RESTAURANT DISPOSITIONS

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

5. NOTE RECEIVABLE

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000. Under the terms of the agreement the owner of the property was to construct the facility at their expense and the Company was to pay the owner an annual fee based on sales, as defined in the agreement. Since the owner had not delivered the facility to the Company within the specified timeframe, the parties executed a promissory note for repayment of the $1,000,000 exclusivity fee. The note bears interest at 4.0% per annum and is payable in 48 equal monthly installments of $22,579, which commenced on December 1, 2013.

6. INVESTMENT IN NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6%. This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Condensed Balance Sheets at December 28, 2013 and September 28, 2013. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of December 28, 2013.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR to provide food and beverage management services for the new racing facilities constructed at the Meadowlands Racetrack in northern New Jersey. Despite the ownership percentage the company only participates in 5% of the profits and has no capital at risk. At December 28, 2013, it was determined that this entity is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

Our maximum exposure to loss as a result of our involvement with AM VIE is limited to our receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $321,000 at December 28, 2013 and is included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheet.

7. NOTES PAYABLE

Treasury Stock Repurchase – On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, or a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012. As of December 28, 2013, the outstanding note payable balance was approximately $974,000.

Bank – On February 25, 2013, the Company issued a promissory note, secured by all assets of the Company, to a bank for $3,000,000. The note bears interest at LIBOR plus 3.0% per annum, and is payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. As of December 28, 2013, the outstanding balance of this note payable was approximately $2,167,000. The agreement provides, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, and minimum annual net income amounts, and contains customary representations, warranties and affirmative covenants. The agreement also contains customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of December 28, 2013.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 28, 2013	September 28, 2013
	(In thousands)

Sales tax payable	$1,156	$783
Accrued wages and payroll related costs	1,205	1,435
Customer advance deposits	2,759	3,356
Accrued occupancy, gift cards and other operating expenses	4,180	3,701

	$9,300	$9,275

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

Other — On November 22, 2013, the Company, through a wholly-owned subsidiary, Ark Rustic Inn LLC, entered into an Asset Purchase Agreement with W and O, Inc. to purchase the Rustic Inn Crab House, a restaurant and bar in Dania Beach, Florida, for $7,500,000 plus inventory. The acquisition is scheduled to close on or before February 28, 2014, subject to satisfactory completion of due diligence, execution of employment and non-competition agreements, Florida Liquor Authority approval and customary closing conditions. In connection with the signing of this agreement the Company made an initial deposit toward the purchase in the amount of $500,000 which is included in Other Assets in the Consolidated Condensed Balance Sheet at December 28, 2013. The balance of the purchase price is expected to be financed with bank borrowings.

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

The 2010 Stock Option Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Stock Option Plan, 500,000 options were authorized for future grant. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant. No options were issued during the 13-week period ended December 28, 2013.

A summary of stock option activity is presented below:

	2014
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	623,100	$19.56	5.50 Years

Options:
Granted	—
Exercised	(3,000)	$12.83
Canceled or expired	—

Outstanding and expected to vest, end of year	620,100	$19.73	5.25 Years	$3,545,220

Exercisable, end of year	501,450	$20.95	4.50 Years	$2,587,715

Compensation cost charged to operations for both 13-week periods ended December 28, 2013 and December 29, 2012 was $80,000. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Income.

As of December 28, 2013, there was approximately $142,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately six months.

11. INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 13-week periods ended December 28, 2013 and December 29, 2012 reflect effective tax rates of approximately 32%. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

12. INCOME PER SHARE OF COMMON STOCK

Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13-week period ended December 28, 2013, options to purchase 156,300 shares of common stock at an exercise price of $12.04 per share and options to purchase 237,300 shares of common stock at an exercise price $14.40 per share were included in diluted earnings per share. Options to purchase 136,500 shares of common stock at an exercise price of $29.60 per share and options to purchase 90,000 shares of common stock at an exercise price of $32.15 per share were not included in diluted earnings per share as their impact was anti-dilutive.

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

14. SUBSEQUENT EVENTS

On January 31, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., to purchase the assets of a restaurant and bar in Jupiter, Florida for $250,000, of which a $50,000 initial deposit was made. The purchase is subject to, among other things, the landlord’s consent to the assignment and assumption of the lease and execution and delivery of an amendment to the lease which is satisfactory to Ark.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of December 28, 2013, the Company owned and operated 20 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended December 28, 2013 and December 29, 2012 included 13 weeks.

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

Results of Operations

The Company’s operating income was $1,201,000 for the 13 weeks ended December 28, 2013 as compared to operating income of $282,000 for the 13 weeks ended December 29, 2012. This increase resulted from a combination of factors including: (i) strong catering revenues in New York, (ii) significant improvement in the performance of Clyde Frazier’s Wine and Dine, (iii) the negative effects of Hurricane Sandy in the prior period on our businesses located in New York, Atlantic City, NJ and Washington, DC, all partially offset by increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties and the negative impact of additional room capacity without a corresponding increase in overall traffic in Las Vegas.

The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended December 28, 2013 and December 29, 2012, respectively:

	13 Weeks Ended		Variance
	December 28, 2013	December 29, 2012	$	%
	(in thousands)

REVENUES:
Food and beverage sales	$31,756	$31,029	$727	2.3%
Other revenue	382	307	75	24.4%
Total revenues	32,138	31,336	802	2.6%

COSTS AND EXPENSES:
Food and beverage cost of sales	7,854	7,749	105	1.4%
Payroll expenses	10,478	10,845	(367)	-3.4%
Occupancy expenses	4,401	4,535	(134)	-3.0%
Other operating costs and expenses	4,207	4,339	(132)	-3.0%
General and administrative expenses	2,850	2,410	440	18.3%
Depreciation and amortization	1,147	1,176	(29)	-2.5%
Total costs and expenses	30,937	31,054	(117)	-0.4%
OPERATING INCOME	$1,201	$282	$919	325.9%

Revenues

During the Company’s 13-week period ended December 28, 2013, revenues increased 2.6% as compared to revenues in the 13-week period ended December 29, 2012. This increase resulted primarily from: (i) strong catering revenues in New York, (ii) revenues related to our new restaurant in Atlantic City, NJ, Broadway Burger Bar and Grill, which opened in June 2013, and (iii) the negative impacts of Hurricane Sandy in the prior period, particularly at our properties in Atlantic City, NJ partially offset by increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties and the negative impact of additional room capacity without a corresponding increase in overall traffic in Las Vegas.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales increased 1.8% during the first fiscal quarter of 2014 compared to the same period last year as follows:

	13 Weeks Ended		Variance
	December 28, 2013	December 29, 2012	$	%
	(in thousands)

Las Vegas	$13,028	$13,497	$(469)	-3.5%
New York	9,216	7,959	1,257	15.8%
Washington, DC	3,128	3,137	(9)	-0.3%
Atlantic City, NJ	711	538	173	32.2%
Boston	964	960	4	0.4%
Connecticut	860	876	(16)	-1.8%
Florida	2,969	3,357	(388)	-11.6%
Same-store sales	30,876	30,324	$552	1.8%
Other	880	705
Food and beverage sales	$31,756	$31,029

Same-store sales in Las Vegas decreased 3.5% primarily as a result of the negative impact of additional room capacity without a corresponding increase in overall traffic. Same-store sales in New York (which exclude the Red and Sequoia properties as they were closed in October 2012) increased 15.8% as a result of strong catering revenues. Same-store sales in Washington, DC were flat as expected. Same-store sales in Atlantic City increased 32.2% due to the negative impacts of Hurricane Sandy in the prior period. Same-store sales in Boston were flat as expected. Same-store sales in Connecticut decreased 1.8% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida decreased 11.6% due to increased competition at one of our properties combined with a decrease in the usage of complimentaries by the ownership of the casinos where our properties are located. Other food and beverage sales consist of sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the period due to lease expiration and other closures and therefore not included in discontinued operations.

Costs and Expenses

Costs and expenses from continuing operations for the 13 weeks ended December 28, 2013 and December 29, 2012 were as follows (in thousands):

	13 Weeks Ended	%	13 Weeks Ended	%	Increase
	December 28,	to Total	December 29,	to Total	(Decrease)
	2013	Revenues	2012	Revenues	$	%

Food and beverage cost of sales	$7,854	24.4%	$7,749	24.7%	$105	1.4%
Payroll expenses	10,478	32.6%	10,845	34.6%	(367)	-3.4%
Occupancy expenses	4,401	13.7%	4,535	14.5%	(134)	-3.0%
Other operating costs and expenses	4,207	13.1%	4,339	13.8%	(132)	-3.0%
General and administrative expenses	2,850	8.9%	2,410	7.7%	440	18.3%
Depreciation and amortization	1,147	3.6%	1,176	3.8%	(29)	-2.5%
	$30,937		$31,054		$(117)

Food and beverage costs as a percentage of total revenues for the 13 weeks ended December 28, 2013 decreased slightly compared to the same period of fiscal 2013 and reflect improved menu costing partially offset by higher commodity prices.

Payroll expenses as a percentage of total revenues for the 13 weeks ended December 28, 2013 decreased as compared to the same period of fiscal 2013 due primarily to severance payments to employees of closed properties in the prior period.

Occupancy expenses as a percentage of total revenues for the 13 weeks ended December 28, 2013 decreased as compared to the same period of fiscal 2013 as a result of higher sales at properties where rents are relatively fixed.

Other operating costs and expenses for the 13 weeks ended December 28, 2013 decreased as compared to the same period of fiscal 2013 primarily as the result of closure losses related to the two properties in New York as a result of Hurricane Sandy.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 weeks ended December 28, 2013 increased compared to the same period of fiscal 2013 primarily as a result of increased salaries and benefits and professional fees.

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 13-week periods ended December 28, 2013 and December 29, 2012 reflect effective tax rates of approximately 32%.  The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash used in investing activities for the 13-week period ended December 28, 2013 was $1,817,000 and resulted primarily from purchases of fixed assets at existing restaurants, an additional $464,000 investment in New Meadowlands Racetrack LLC and an initial payment of $500,000 related to our to be closed purchase of The Rustic Inn.

Net cash used in investing activities for the 13-week period ended December 29, 2012 was $3,374,000 and resulted primarily from purchases of fixed assets at existing restaurants and the purchase of the Florida membership interests.

Net cash used in financing activities for the 13-week period ended December 28, 2013 of $1,530,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests.

Net cash used in financing activities for the 13-week period ended December 29, 2012 of $1,499,000 was principally used for the payment of dividends and distributions to non-controlling interests.

The Company had a working capital deficiency of $874,000 at December 28, 2013, as compared to a working capital surplus of $306,000 at September 28, 2013. This resulted primarily from our additional investment in New Meadowlands Racetrack LLC and initial payment of $500,000 related to our to be closed purchase of The Rustic Inn. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

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

On November 22, 2013, the Company, through a wholly-owned subsidiary, Ark Rustic Inn LLC, entered into an Asset Purchase Agreement with W and O, Inc. to purchase the Rustic Inn Crab House, a restaurant and bar in Dania Beach, Florida, for $7,500,000 plus inventory. The acquisition is scheduled to close on or before February 28, 2014, subject to satisfactory completion of due diligence, execution of employment and non-competition agreements, Florida Liquor Authority approval and customary closing conditions. In connection with the signing of this agreement the Company made an initial deposit toward the purchase in the amount of $500,000 which is included in Other Assets in the Consolidated Condensed Balance Sheet at December 28, 2013. The balance of the purchase price is expected to be financed with bank borrowings.

Recent Restaurant Expansion

On November 28, 2012, a subsidiary of the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The cost to construct this restaurant was approximately $1,750,000. The initial term of the lease for this facility expires June 7, 2023 and has two five-year renewals. The restaurant, Broadway Burger Bar, opened during the third quarter of fiscal 2013 and, as a result, the Consolidated Statement of Income for the 39-weeks ended June 29, 2013 includes approximately $100,000 of pre-opening and early operating losses related to this property.

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

The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 28, 2013. There have been no significant changes to such policies during fiscal 2014 other than those disclosed in Note 1 to the Consolidated Condensed Financial Statements.

Recently Adopted and Issued Accounting Standards

See Note 1 to the Consolidated Condensed Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2014 and the expected dates of adoption and the anticipated impact on the Consolidated Condensed Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 28, 2013 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013 (the “2013 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2013 Form 10-K. The risks described in the 2013 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

Date:	February 11, 2014

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 19 -