Form 10-K/A
period 2013-09-28
ARK RESTAURANTS CORP
filed 2014-05-02
CIK 779544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Ark Restaurants Corp (the “Company”) for the fiscal year ended September 28, 2013, initially filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2013 (the “Original Filing”), is being filed to correct a certain typographical error in the Original Filing. The report of the independent registered public accounting firm in the Original Filing in Item 8 inadvertently stated that the audits were conducted in accordance with the auditing standards of the PCAOB.

This Amendment No. 1 is being filed solely to correct the report of the independent registered public accounting firm to state that the audits were conducted in accordance with the standards of the PCAOB, as was intended to be filed with the Original Filing.

In addition, pursuant to the rules of the SEC, “Item 8. Financial Statements and Supplementary Data” is being filed in its entirety in this Amendment, however, the only change in Item 8 from the Original Filing has been to correct the report of the independent registered public accounting firm to state that the audits were conducted in accordance with the standards of the PCAOB. Further, the exhibit list in Item 15 of Part IV of the Original Filing has been amended to contain current dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

Except for the foregoing amended information, this Amendment does not alter or update any other information contained in the Original Filing. Therefore, this Amendment should be read together with other documents the Company has filed with the SEC subsequent to the Original Filing. Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements are included in this report immediately following Part IV.

1

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
2

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

/s/ CohnReznick LLP

Jericho, New York
December 23, 2013

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	September 28, 2013	September 29, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $637 at September 28, 2013 and $714 at September 29, 2012 related to VIEs)	$8,748	$8,705
Short-term investments in available-for-sale securities	—	75
Accounts receivable (includes $317 at September 28, 2013 and $1,776 at September 29, 2012 related to VIEs)	2,712	3,790
Employee receivables	346	339
Inventories (includes $16 at September 28, 2013 and $28 at September 29, 2012 related to VIEs)	1,579	1,567
Prepaid and refundable income taxes (includes $163 at September 28, 2013 and $235 at September 29, 2012 related to VIEs)	567	985
Prepaid expenses and other current assets (includes $13 at September 28, 2013 and September 29, 2012 related to VIEs)	1,038	1,087
Current portion of note receivable	226	—
Total current assets	15,216	16,548
FIXED ASSETS - Net (includes $89 at September 28, 2013 and $3,189 at September 29, 2012 related to VIEs)	25,017	26,194
NOTE RECEIVABLE, LESS CURRENT PORTION	774	—
INTANGIBLE ASSETS - Net	13	1,021
GOODWILL	4,813	4,813
TRADEMARKS	721	721
DEFERRED INCOME TAXES	4,806	4,960
OTHER ASSETS (includes $71 at September 28, 2013 and September 29, 2012 related to VIEs)	5,098	907
TOTAL ASSETS	$56,458	$55,164
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $70 at September 28, 2013 and $153 at September 29, 2012 related to VIEs)	$2,758	$2,729
Accrued expenses and other current liabilities (includes $140 at September 28, 2013 and $1,950 at September 29, 2012 related VIEs)	9,275	8,873
Dividend payable	814	—
Current portion of notes payable	2,063	885
Total current liabilities	14,910	12,487
OPERATING LEASE DEFERRED CREDIT	4,606	4,650
NOTES PAYABLE, LESS CURRENT PORTION	1,594	1,240
TOTAL LIABILITIES	21,110	18,377
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,610 shares at September 28, 2013 and 4,601 shares at September 29, 2012; outstanding, 3,254 shares at September 28, 2013 and 3,245 shares at September 29, 2012	46	46
Additional paid-in capital	22,978	23,410
Retained earnings	22,950	22,372
	45,974	45,828
Less treasury stock, at cost, of 1,356 shares at September 28, 2013 and September 29, 2012	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	32,754	32,608
NON-CONTROLLING INTERESTS	2,594	4,179
TOTAL EQUITY	35,348	36,787
TOTAL LIABILITIES AND EQUITY	$56,458	$55,164

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

Date: May 2, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Michael Weinstein	Chairman of the Board	May 2, 2014
(Michael Weinstein)	and Chief Executive Officer

/s/Vincent Pascal	Senior Vice President	May 2, 2014
(Vincent Pascal)	and Director

/s/Robert Stewart	President, Chief Financial Officer	May 2, 2014
(Robert Stewart)	and Director (Principal Financial
and Accounting Officer)

/s/Marcia Allen	Director	May 2, 2014
(Marcia Allen)

/s/Steven Shulman	Director	May 2, 2014
(Steven Shulman)

/s/Paul Gordon	Senior Vice President	May 2, 2014
(Paul Gordon)	and Director

/s/Bruce R. Lewin	Director	May 2, 2014
(Bruce R. Lewin)

/s/Arthur Stainman	Director	May 2, 2014
(Arthur Stainman)

/s/ Stephen Novick	Director	May 2, 2014
(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Ark Restaurants Corp. Amended Stock Option Plan, incorporated by reference to Exhibit 10.3 to the 1994 10-K.

10.4	Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999.

10.5	Ark Restaurants Corp. 1996 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 (Amendment No. 1) filed on March 16, 2001.

10.6	Lease Agreement dated May 17, 1996 between New York-New York Hotel, LLC, and Las Vegas America Corp., incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 3, 1998 (the “1998 10-K”).

10.7	Lease Agreement dated May 17, 1996 between New York-New York Hotel, LLC, and Las Vegas Festival Food Corp., incorporated by reference to Exhibit 10.7 to the 1998 10-K.

10.8	Lease Agreement dated May 17, 1996 between New York-New York Hotel, LLC, and Las Vegas Steakhouse Corp., incorporated by reference to Exhibit 10.8 to the 1998 10-K.

10.9	Amendment dated August 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000 (the “2000 10-K”).

10.10	Amendment dated November 21, 2000 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.10 to the 2000 10-K.

10.11	Amendment dated November 1, 2001 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001 (the “2001 10-K”).

10.12	Amendment dated December 20, 2001 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.11 of the 2001 10-K.

10.13	Amendment dated as of April 23, 2002 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between us and Bank Leumi USA, incorporated by reference to Exhibit 10.13 of the Second Quarter 2002 Form 10-Q.

10.14	Amendment dated as of January 22, 2002 to the Fourth Amended and Restated Credit Agreement dated as of December 27, 1999 between we and Bank Leumi USA, incorporated by reference to Exhibit 10.14 of the First Quarter 2003 Form 10-Q.

10.15	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

10.16	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

16	Letter from Deloitte & Touche LLP regarding change in certifying accountants, incorporated by reference from the exhibit included with our Current Report on Form 8-K filed with the SEC on January 15, 2004 and our Current Report on Form 8-K/A filed with the SEC on January 16, 2004.

21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32	Section 1350 Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.