Form 10-Q
period 2014-03-29
ARK RESTAURANTS CORP
filed 2014-05-13
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at May 6, 2014
(Common stock, $.01 par value)	3,262,533

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-K/A, 10-Q and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable; any or all of the forward-looking statements may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-K/A, 10-Q and 8-K and Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” “ARKR” and the “Company” refer specifically to Ark Restaurants Corp., and its subsidiaries, partnerships, variable interest entities and predecessor entities.

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	March 29, 2014	September 28, 2013
	(Unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $0 at March 29, 2014 and $637 at September 28, 2013 related to VIEs)	$5,567	$8,748
Accounts receivable (includes $508 at March 29, 2014 and $317 at September 28, 2013 related to VIEs)	2,688	2,712
Employee receivables	435	346
Inventories (includes $14 at March 29, 2014 and $16 at September 28, 2013 related to VIEs)	1,835	1,579
Prepaid and refundable income taxes (includes $163 at March 29, 2014 and September 28, 2013 related to VIEs)	664	567
Prepaid expenses and other current assets (includes $17 at March 29, 2014 and $13 at September 28, 2013 related to VIEs)	1,373	1,038
Current portion of note receivable	200	226
Total current assets	12,762	15,216
FIXED ASSETS - Net (includes $69 at March 29, 2014 and $89 at September 28, 2013 related to VIEs)	29,244	25,017
NOTE RECEIVABLE, LESS CURRENT PORTION	523	774
INTANGIBLE ASSETS - Net	9	13
GOODWILL	6,813	4,813
TRADEMARKS	1,221	721
DEFERRED INCOME TAXES	4,809	4,806
OTHER ASSETS (includes $71 at March 29, 2014 and September 28, 2013 related to VIEs)	5,771	5,098
TOTAL ASSETS	$61,152	$56,458

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $65 at March 29, 2014 and $70 at September 28, 2013 related to VIEs)	$3,024	$2,758
Accrued expenses and other current liabilities (includes $133 at March 29, 2014 and $140 at September 28, 2013 related VIEs)	9,895	9,275
Dividend payable	816	814
Current portion of notes payable	2,325	2,063
Total current liabilities	16,060	14,910
OPERATING LEASE DEFERRED CREDIT (includes $65 at March 29, 2014 related to VIEs)	4,415	4,606
NOTES PAYABLE, LESS CURRENT PORTION	6,332	1,594
TOTAL LIABILITIES	26,807	21,110
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,625 shares at March 29, 2014 and 4,610 shares at September 28, 2013; outstanding, 3,269 shares at March 29, 2014 and 3,254 shares at September 28, 2013	46	46
Additional paid-in capital	23,361	22,978
Retained earnings	21,707	22,950
	45,114	45,974
Less treasury stock, at cost, of 1,356 shares at March 29, 2014 and September 28, 2013	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	31,894	32,754
NON-CONTROLLING INTERESTS	2,451	2,594
TOTAL EQUITY	34,345	35,348
TOTAL LIABILITIES AND EQUITY	$61,152	$56,458

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
REVENUES:
Food and beverage sales	$30,680	$28,788	$62,437	$59,817
Other revenue	357	302	739	609
Total revenues	31,037	29,090	63,176	60,426

COSTS AND EXPENSES:
Food and beverage cost of sales	8,373	7,434	16,227	15,183
Payroll expenses	10,559	10,118	21,038	20,962
Occupancy expenses	4,154	4,086	8,555	8,621
Other operating costs and expenses	4,322	4,057	8,529	8,397
General and administrative expenses	2,374	2,756	5,223	5,166
Depreciation and amortization	1,106	921	2,253	2,097
Total costs and expenses	30,888	29,372	61,825	60,426
OPERATING INCOME (LOSS)	149	(282)	1,351	—
OTHER (INCOME) EXPENSE:
Interest expense	39	9	59	9
Interest income	(6)	—	(13)	—
Other income, net	(115)	(93)	(181)	(172)
Total other income, net	(82)	(84)	(135)	(163)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	231	(198)	1,486	163
Provision (benefit) for income taxes	81	(58)	480	56
CONSOLIDATED NET INCOME (LOSS)	150	(140)	1,006	107
Net income attributable to non-controlling interests	(324)	(125)	(617)	(364)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(174)	$(265)	$389	$(257)

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(0.05)	$(0.08)	$0.12	$(0.08)
Diluted	$(0.05)	$(0.08)	$0.11	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,262	3,245	3,259	3,245
Diluted	3,262	3,245	3,405	3,245

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

FOR THE 26 WEEKS ENDED MARCH 29, 2014 AND MARCH 30, 2013

(In Thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interests	Equity

BALANCE - September 29, 2012	4,601	$46	$23,410	$22,372	$(13,220)	$32,608	$4,179	$36,787

Net income (loss)	—	—	—	(257)	—	(257)	364	107
Purchase of member interests in subsidiary	—	—	(2,685)	—	—	(2,685)	(280)	(2,965)
Tax benefit of purchase of member interests in subsidiary	—	—	1,020	—	—	1,020	—	1,020
Stock-based compensation	—	—	159	—	—	159	—	159
Distributions to non-controlling interests	—	—	—	—	—	—	(1,004)	(1,004)
Payment of dividends - $0.25 per share	—	—	—	(1,622)	—	(1,622)	—	(1,622)

BALANCE - March 30, 2013	4,601	$46	$21,904	$20,493	$(13,220)	$29,223	$3,259	$32,482

BALANCE - September 28, 2013	4,610	$46	$22,978	$22,950	$(13,220)	$32,754	$2,594	$35,348

Net income	—	—		389	—	389	617	1,006
Exercise of stock options	15	—	192	—	—	192	—	192
Tax benefit on exercise of stock options	—	—	34	—	—	34	—	34
Stock-based compensation	—	—	157	—	—	157	—	157
Distributions to non-controlling interests	—	—	—	—	—	—	(760)	(760)
Payment of dividends - $0.25 per share	—	—	—	(1,632)	—	(1,632)	—	(1,632)

BALANCE - March 29, 2014	4,625	$46	$23,361	$21,707	$(13,220)	$31,894	$2,451	$34,345

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	26 Weeks Ended
	March 29, 2014	March 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,006	$107
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on closure of restaurants	—	256
Deferred income taxes	(3)	(5)
Stock-based compensation	157	159
Depreciation and amortization	2,253	2,097
Operating lease deferred credit	(191)	(180)
Changes in operating assets and liabilities:
Accounts receivable	24	1,290
Inventories	(46)	16
Prepaid and refundable taxes	(97)	(238)
Prepaid expenses and other current assets	(335)	130
Other assets	(209)	(38)
Accounts payable - trade	266	(578)
Accrued expenses and other liabilities	620	748
Net cash provided by operating activities	3,445	3,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,476)	(1,125)
Loans and advances made to employees	(168)	(44)
Payments received on employee receivables	79	62
Payments received on note receivable	277	—
Proceeds from sales of investment securities	—	75
Purchase of member interests in subsidiary	—	(2,965)
Purchase of member interest in New Meadowlands Racetrack LLC	(464)	(4,200)
Purchase of The Rustic Inn	(1,710)	—
Net cash used in investing activities	(3,462)	(8,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	—	3,000
Principal payments on notes payable	(1,000)	(437)
Dividends paid	(1,630)	(1,622)
Proceeds from issuance of stock upon exercise of stock options	192	—
Excess tax benefits related to stock-based compensation	34	—
Distributions to non-controlling interests	(760)	(1,004)
Net cash used in financing activities	(3,164)	(63)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,181)	(4,496)
CASH AND CASH EQUIVALENTS, Beginning of period	8,748	8,705
CASH AND CASH EQUIVALENTS, End of period	$5,567	$4,209

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$59	$9
Income taxes	$547	$299
Non-cash investing activity:
Tax benefit of purchase of member interests in subsidiary	$—	$1,020
Non-cash financing activity:
Note payable in connection with purchase of The Rustic Inn	$6,000	$—
Accrued dividend	$816	$—

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 29, 2014

(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated and condensed balance sheet as of September 28, 2013, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated and condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 28, 2013. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

PRINCIPLES OF CONSOLIDATION — The consolidated condensed interim financial statements include the accounts of Ark Restaurants Corp. and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling interest, collectively herein referred to as the “Company”. Also included in the consolidated condensed interim financial statements are certain variable interest entities (“VIEs”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

For the 26-week periods ended March 29, 2014 and March 30, 2013, the Company made purchases from two vendors that accounted for approximately 21% and 23%, respectively, of total purchases. For the 13-week periods ended March 29, 2014 and March 30, 2013, the Company made purchases from two vendors that accounted for approximately 22% and 24%, respectively, of total purchases.

SEGMENT REPORTING — As of March 29, 2014, the Company owned and operated 21 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

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

In July 2013, the FASB issued new accounting guidance which requires entities to present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent the net operating loss carryforwards or tax credit carryforwards are not available to be used at the reporting date to settle additional income taxes, and the entity does not intend to use them for this purpose. The new accounting guidance is consistent with how the Company has historically accounted for unrecognized tax benefits, therefore the Company does not expect the adoption of this guidance to have a significant impact on its consolidated condensed financial statements.

In April 2014, the FASB issued new accounting guidance that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective for fiscal years ending after December 15, 2014 and is required to be applied prospectively. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company is evaluating the impact of adoption of this guidance on its financial condition, results of operations or cash flows.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	March 29, 2014	September 28, 2013
	(in thousands)

Cash and cash equivalents	$—	$637
Accounts receivable	508	317
Inventories	14	16
Prepaid income taxes	163	163
Prepaid expenses and other current assets	17	13
Due from Ark Restaurants Corp. and affiliates (1)	160	157
Fixed assets, net	69	89
Other long-term assets	71	71
Total assets	$1,002	$1,463

Accounts payable	$65	$70
Accrued expenses and other liabilities	133	140
Operating lease deferred credit	65	—
Total liabilities	263	210
Equity of variable interest entities	739	1,253
Total liabilities and equity	$1,002	$1,463

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

On February 24, 2014, the Company, through a wholly-owned subsidiary, Ark Rustic Inn LLC, completed its acquisition of the assets of The Rustic Inn Crab House (“The Rustic Inn”), a restaurant and bar located in Dania Beach, Florida, for a total purchase price of approximately $7,710,000. The acquisition is accounted for as a business combination and was financed with a bank loan in the amount of $6,000,000 and cash from operations. The fair values of the assets acquired were allocated as follows:

Inventory	$210,000
Land and building	4,800,000
Furniture, fixtures and equipment	200,000
Trademarks	500,000
Goodwill	2,000,000
$7,710,000

The Consolidated Condensed Statement of Operations for the 26 weeks ended March 29, 2014 include revenues and earnings of approximately $1,642,000 and $352,000, respectively related to The Rustic Inn. Transaction costs incurred in the amount of approximately $150,000 are included in general and administrative expenses in the Consolidated Condensed Statement of Operations for the 26 weeks ended March 29, 2014. The Company expects the Goodwill and indefinite life Trademarks to be deductible for tax purposes.

The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Operations for the 13 and 26-week periods ended March 29, 2014 and March 30, 2013. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended		26 Weeks Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(in thousands, except per share amounts)

Total revenues	$33,124	$32,557	$68,249	$66,453
Net income	$131	$195	$728	$217
Net income per share - basic	$0.04	$0.06	$0.22	$0.07
Net income per share - diluted	$0.04	$0.06	$0.21	$0.06

4. RECENT RESTAURANT DISPOSITIONS

On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 26 weeks ended March 30, 2013.

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

6. INVESTMENT IN NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6%. This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Condensed Balance Sheets at March 29, 2014 and September 28, 2013. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of March 29, 2014.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR to provide food and beverage management services for the new racing facilities constructed at the Meadowlands Racetrack in northern New Jersey. Despite the ownership percentage, the Company only participates in 5% of the profits and has no capital at risk. At March 29, 2014, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $275,000 at March 29, 2014 and is included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheet.

7. NOTES PAYABLE

Treasury Stock Repurchase – On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, or a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012. As of March 29, 2014, the outstanding note payable balance was approximately $708,000.

Bank – On February 25, 2013, the Company issued a promissory note, secured by all assets of the Company, to a bank for $3,000,000. The note bore interest at LIBOR plus 3.0% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from this bank under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan is payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. As of March 29, 2014, the outstanding balance of this note payable was approximately $7,949,000.

The loan agreement provides, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, and minimum annual net income amounts, and contains customary representations, warranties and affirmative covenants. The agreement also contains customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of March 29, 2014.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 29, 2014	September 28, 2013
	(In thousands)

Sales tax payable	$941	$783
Accrued wages and payroll related costs	1,436	1,435
Customer advance deposits	3,401	3,356
Accrued occupancy, gift cards and other operating expenses	4,117	3,701

	$9,895	$9,275

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

Other — On January 31, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., to acquire the lease for a restaurant and bar in Jupiter, Florida for $250,000, of which a $50,000 initial deposit was made. The transaction is subject to, among other things, the landlord’s consent to the assignment and assumption of the lease and execution and delivery of an amendment to the lease which is satisfactory to the Company.

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

The 2010 Stock Option Plan is the Company’s only equity compensation plan currently in effect. Under the 2010 Stock Option Plan, 500,000 options were authorized for future grant. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant. No options were issued during the 26-week period ended March 29, 2014.

A summary of stock option activity is presented below:

	2014
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	623,100	$19.56	5.50 Years

Options:
Granted	—
Exercised	(15,074)	$12.83
Canceled or expired	—

Outstanding and expected to vest, end of year	608,026	$19.87	5.25 Years	$3,324,711

Exercisable, end of year	488,876	$21.20	4.25 Years	$2,395,341

Compensation cost charged to operations for the 26-week periods ended March 29, 2014 and March 30, 2013 was $157,000 and $159,000, respectively, and for the 13-week periods ended March 29, 2014 and March 30, 2013 was $78,000 and $79,000 respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Operations.

As of March 29, 2014, there was approximately $64,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized in the quarter ending June 28, 2014.

11. INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 26-week periods ended March 29, 2014 and March 30, 2013 reflect effective tax rates of approximately 32% and 34%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

12. INCOME PER SHARE OF COMMON STOCK

Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13-week period ended March 29, 2014, options to purchase 147,800, 233,726, 136,500 and 90,000 shares of common stock at exercise prices of $12.04, $14.40, $29.60 and $32.15 per share, respectively, were not included in diluted loss per share as their impact was anti-dilutive.

For the 26-week period ended March 29, 2014, options to purchase 147,800 shares of common stock at an exercise price of $12.04 per share and options to purchase 233,726 shares of common stock at an exercise price $14.40 per share were included in diluted earnings per share. Options to purchase 136,500 shares of common stock at an exercise price of $29.60 per share and options to purchase 90,000 shares of common stock at an exercise price of $32.15 per share were not included in diluted earnings per share as their impact was anti-dilutive.

For the 13 and 26-week periods ended March 30, 2013, options to purchase 165,100, 245,500, 139,000 and 90,000 shares of common stock at exercise prices of $12.04, $14.40, $29.60 and $32.15 per share, respectively, were not included in diluted loss per share as their impact was anti-dilutive.

13. DIVIDENDS

On February 28, 2014, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on April 4, 2014 to shareholders of record at the close of business on March 14, 2014. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

14. SUBSEQUENT EVENTS

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 29, 2014, the Company owned and operated 21 restaurants and bars, 22 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Operations for the 13 and 26-weeks ended March 29, 2014 include revenues and earnings of approximately $1,642,000 and $352,000, respectively related to The Rustic Inn.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended March 29, 2014 and March 30, 2013 included 13 and 26 weeks, respectively.

Seasonality

The Company has substantial fixed costs that do not decline proportionately with sales. The first and second fiscal quarters, which include the winter months, usually reflect lower customer traffic than in the third and fourth fiscal quarters. In addition, sales in the third and fourth fiscal quarters can be adversely affected by inclement weather due to the significant amount of outdoor seating at the Company’s restaurants.

Results of Operations

The Company’s operating income for the 13 weeks ended March 29, 2014 was $149,000 as compared to an operating loss of $282,000 for the 13 weeks ended March 30, 2013. This increase resulted primarily from operating income of The Rustic Inn of $352,000 for the period from the date of acquisition. The Company’s operating income for the 26 weeks ended March 29, 2014 was $1,351,000 as compared to $0 for the 26 weeks ended March 30, 2013. This increase resulted from a combination of factors including: (i) operating income of The Rustic Inn of $352,000 for the period from the date of acquisition, (ii) strong catering revenues in New York, (iii) an improvement in the performance of Clyde Frazier’s Wine and Dine, and (iv) the negative effects of Hurricane Sandy in the prior period on our businesses located in New York, Atlantic City, NJ and Washington, DC, all partially offset by increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties and the negative impact of additional room capacity without a corresponding increase in overall traffic in Las Vegas.

The following table summarizes the significant components of the Company’s operating results for the 13 and 26-week periods ended March 29, 2014 and March 30, 2013, respectively:

	13 Weeks Ended		Variance		26 Weeks Ended		Variance
	March 29, 2014	March 30, 2013	$	%	March 29, 2014	March 30, 2013	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$30,680	$28,788	$1,892	6.6%	$62,437	$59,817	$2,620	4.4%
Other revenue	357	302	55	18.2%	739	609	130	21.3%
Total revenues	31,037	29,090	1,947	6.7%	63,176	60,426	2,750	4.6%

COSTS AND EXPENSES:
Food and beverage cost of sales	8,373	7,434	939	12.6%	16,227	15,183	1,044	6.9%
Payroll expenses	10,559	10,118	441	4.4%	21,038	20,962	76	0.4%
Occupancy expenses	4,154	4,086	68	1.7%	8,555	8,621	(66)	-0.8%
Other operating costs and expenses	4,322	4,057	265	6.5%	8,529	8,397	132	1.6%
General and administrative expenses	2,374	2,756	(382)	-13.9%	5,223	5,166	57	1.1%
Depreciation and amortization	1,106	921	185	20.1%	2,253	2,097	156	7.4%
Total costs and expenses	30,888	29,372	1,516	5.2%	61,825	60,426	1,399	2.3%
OPERATING INCOME (LOSS)	$149	$(282)	$431	(a)	$1,351	$—	$1,351	(a)

(a) Not meaningful

Revenues

During the Company’s 13 and 26-week periods ended March 29, 2014, revenues increased 6.7% and 4.6% as compared to revenues in the 13 and 26-week periods ended March 30, 2013. This increase resulted primarily from: (i) revenues related to The Rustic Inn in the amount of $1,642,000 for the period from the date of acquisition, (ii) strong catering revenues in New York, (iii) revenues related to our new restaurant in Atlantic City, NJ, Broadway Burger Bar and Grill, which opened in June 2013, and (iv) the negative impacts of Hurricane Sandy in the prior period, particularly at our properties in Atlantic City, NJ partially offset by increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties and the negative impact of additional room capacity without a corresponding increase in overall traffic in Las Vegas.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales decreased 1.5% during the second fiscal quarter of 2014 compared to the same period last year as follows:

	13 Weeks Ended		Variance
	March 29, 2014	March 30, 2013	$	%
	(in thousands)
Las Vegas	$14,375	$14,734	$(359)	-2.4%
New York	5,681	5,080	601	11.8%
Washington, DC	2,118	2,337	(219)	-9.4%
Atlantic City, NJ	799	781	18	2.3%
Boston	607	613	(6)	-1.0%
Connecticut	957	990	(33)	-3.3%
Florida	3,507	3,948	(441)	-11.2%
Same-store sales	28,044	28,483	$(439)	-1.5%
Other	2,636	305
Food and beverage sales	$30,680	$28,788

Same-store sales in Las Vegas decreased 2.4% primarily as a result of the negative impact of additional room capacity without a corresponding increase in overall traffic. Same-store sales in New York (which exclude the Red and Sequoia properties as they were closed in October 2012) increased 11.8%, primarily as a result of strong catering revenues. Same-store sales in Washington, DC decreased 9.4% as a result of poor weather conditions combined with increased competition. Same-store sales in Atlantic City (which exclude Broadway Burger Bar and Grill, which opened in June 2013) increased 2.3%, primarily due to the negative impacts of Hurricane Sandy in the prior period. Same-store sales in Boston were flat as expected. Same-store sales in Connecticut decreased 3.3% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida (which exclude The Rustic Inn, which was acquired on February 24, 2014) decreased 11.2% due to increased competition at one of our properties combined with a decrease in the usage of complimentaries by the ownership of the casinos where our properties are located. Other food and beverage sales consist of sales related to The Rustic Inn, sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the period due to lease expiration and other closures.

Costs and Expenses

Costs and expenses from continuing operations for the 13 and 26-weeks ended March 29, 2014 and March 30, 2013 were as follows (in thousands):

	13 Weeks Ended March 29,	% to Total	13 Weeks Ended March 30,	% to Total	Increase (Decrease)		26 Weeks Ended March 29,	% to Total	26 Weeks Ended March 30,	% to Total	Increase (Decrease)
	2014	Revenues	2013	Revenues	$	%	2014	Revenues	2013	Revenues	$	%

Food and beverage cost of sales	$8,373	27.0%	$7,434	25.6%	$939	12.6%	$16,227	25.7%	$15,183	25.1%	$1,044	6.9%
Payroll expenses	10,559	34.0%	10,118	34.8%	441	4.4%	21,038	33.3%	20,962	34.7%	76	0.4%
Occupancy expenses	4,154	13.4%	4,086	14.0%	68	1.7%	8,555	13.5%	8,621	14.3%	(66)	-0.8%
Other operating costs and expenses	4,322	13.9%	4,057	13.9%	265	6.5%	8,529	13.5%	8,397	13.9%	132	1.6%
General and administrative expenses	2,374	7.6%	2,756	9.5%	(382)	-13.9%	5,223	8.3%	5,166	8.5%	57	1.1%
Depreciation and amortization	1,106	3.6%	921	3.2%	185	20.1%	2,253	3.6%	2,097	3.5%	156	7.4%
	$30,888		$29,372		$1,516		$61,825		$60,426		$1,399

Increases in food and beverage costs as a percentage of total revenues for the 13 and 26-weeks ended March 29, 2014 compared to the same periods of fiscal 2013 are a direct result of higher food costs as a percentage of sales related to The Rustic Inn, which is a seafood restaurant which, consistent with the industry, operates at a higher food cost structure. Excluding the impact of these costs, food and beverage costs as a percentage of total revenues were consistent with the same periods of fiscal 2013.

Payroll expenses as a percentage of total revenues for the 13 and 26-weeks ended March 29, 2014 decreased as compared to the same periods of fiscal 2013 due primarily to severance payments to employees of closed properties in the prior period.

Occupancy expenses as a percentage of total revenues for the 13 and 26-weeks ended March 29, 2014 decreased as compared to the same periods of fiscal 2013 as a result of higher sales at properties where rents are relatively fixed.

Other operating costs and expenses for the 13 weeks ended March 29, 2014 were consistent as compared to the same period of fiscal 2013. Other operating costs and expenses for the 26 weeks ended March 29, 2014 decreased as compared to the same period of fiscal 2013 primarily as a result of losses related to the two properties in New York closed as a result of Hurricane Sandy.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 weeks ended March 29, 2014 decreased compared to the same period of fiscal 2013 primarily as a result of increased professional fees in the prior period related to the unsolicited bid made for the Company by Landry’s. General and administrative expenses for the 26 weeks ended March 29, 2014 increased compared to the same period of fiscal 2013 primarily as a result of increased professional fees in the current year related to the acquisition of The Rustic Inn, partially offset by increased professional fees in the prior period related to the unsolicited bid made for the Company by Landry’s.

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 26-week periods ended March 29, 2014 and March 30, 2013 reflect effective tax rates of approximately 32% and 34%, respectively.  The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash used in investing activities for the 26-week period ended March 29, 2014 was $3,462,000 and resulted primarily from purchases of fixed assets at existing restaurants, an additional $464,000 investment in New Meadowlands Racetrack LLC and the cash portion of the purchase of The Rustic Inn in the amount of $1,710,000.

Net cash used in investing activities for the 26-week period ended March 30, 2013 was $8,197,000 and resulted primarily from purchases of fixed assets at existing restaurants, the purchase by the Company of the Florida membership interests in the amount of $2,965,000 and a $4,200,000 investment in New Meadowlands Racetrack LLC.

Net cash used in financing activities for the 26-week period ended March 29, 2014 of $3,164,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests.

Net cash used in financing activities for the 26-week period ended March 30, 2013 of $63,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests offset by proceeds of $3,000,000 from the issuance of a note payable to a bank.

The Company had a working capital deficiency of $3,298,000 at March 29, 2014, as compared to a working capital surplus of $306,000 at September 28, 2013. This resulted primarily from our additional investment in New Meadowlands Racetrack LLC and our acquisition of The Rustic Inn. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On February 28, 2014, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on April 4, 2014 to shareholders of record at the close of business on March 14, 2014. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium.

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

On February 24, 2014, the Company, through a wholly-owned subsidiary, Ark Rustic Inn LLC, completed its acquisition of the assets of The Rustic Inn Crab House (“The Rustic Inn”), a restaurant and bar located in Dania Beach, Florida, for a total purchase price of approximately $7,710,000. The acquisition is accounted for as a business combination and was financed with a bank loan in the amount of $6,000,000 and cash from operations. The fair values of the assets acquired were allocated as follows:

Inventory	$210,000
Land and building	4,800,000
Furniture, fixtures and equipment	200,000
Trademarks	500,000
Goodwill	2,000,000
$7,710,000

The Consolidated Condensed Statement of Operations for the 26 weeks ended March 29, 2014 include revenues and earnings of approximately $1,642,000 and $352,000, respectively, related to The Rustic Inn. Transaction costs incurred in the amount of approximately $150,000 are included in general and administrative expenses in the Consolidated Condensed Statement of Operations for the 26 weeks ended March 29, 2014. The Company expects the Goodwill and Indefinite Life Trademarks to be deductible for tax purposes.

Recent Restaurant Dispositions

On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Operations for the 26 weeks ended March 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 29, 2014 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	May 13, 2014

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 20 -