Form 10-Q/A
period 2014-03-29
ARK RESTAURANTS CORP
filed 2014-06-16
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the quarter ended March 29, 2014 is being filed solely to clarify certain disclosures set forth in footnote 6 of Notes to Consolidated Condensed Financial Statements.

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

6. INVESTMENT IN NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6%. In addition to the Company’s ownership interest in NMR LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant. This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Condensed Balance Sheets at March 29, 2014 and September 28, 2013. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of March 29, 2014.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At March 29, 2014, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

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

Date:	June 16, 2014

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 20 -