Form 10-Q
period 2014-06-28
ARK RESTAURANTS CORP
filed 2014-08-12
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at August 6, 2014
(Common stock, $.01 par value)	3,371,508

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable; any or all of the forward-looking statements may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K and Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” “ARKR” and the “Company” refer specifically to Ark Restaurants Corp., and its subsidiaries, partnerships, variable interest entities and predecessor entities.

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	June 28, 2014	September 28, 2013
	(Unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $607 at June 28, 2014 and $637 at September 28, 2013 related to VIEs)	$6,738	$8,748
Accounts receivable (includes $326 at June 28, 2014 and $317 at September 28, 2013 related to VIEs)	1,982	2,712
Employee receivables	442	346
Inventories (includes $19 at June 28, 2014 and $16 at September 28, 2013 related to VIEs)	1,871	1,579
Prepaid expenses and other current assets (includes $175 at June 28, 2014 and $176 at September 28, 2013 related to VIEs)	1,701	1,605
Current portion of note receivable	102	226
Total current assets	12,836	15,216
FIXED ASSETS - Net (includes $65 at June 28, 2014 and $89 at September 28, 2013 related to VIEs)	29,347	25,017
NOTE RECEIVABLE, LESS CURRENT PORTION	292	774
INTANGIBLE ASSETS - Net	9	13
GOODWILL	6,813	4,813
TRADEMARKS	1,221	721
DEFERRED INCOME TAXES	4,957	4,806
OTHER ASSETS (includes $71 at June 28, 2014 and September 28, 2013 related to VIEs)	7,367	5,098
TOTAL ASSETS	$62,842	$56,458

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $52 at June 28, 2014 and $70 at September 28, 2013 related to VIEs)	$2,769	$2,758
Accrued expenses and other current liabilities (includes $139 at June 28, 2014 and $140 at September 28, 2013 related VIEs)	9,680	9,275
Accrued income taxes	249	—
Dividend payable	829	814
Current portion of notes payable	2,059	2,063
Total current liabilities	15,586	14,910
OPERATING LEASE DEFERRED CREDIT (includes $69 at June 28, 2014 related to VIEs)	4,318	4,606
NOTES PAYABLE, LESS CURRENT PORTION	5,793	1,594
TOTAL LIABILITIES	25,697	21,110
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,720 shares at June 28, 2014 and 4,610 shares at September 28, 2013; outstanding, 3,364 shares at June 28, 2014 and 3,254 shares at September 28, 2013	47	46
Additional paid-in capital	24,712	22,978
Retained earnings	23,117	22,950
	47,876	45,974
Less treasury stock, at cost, of 1,356 shares at June 28, 2014 and September 28, 2013	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	34,656	32,754
NON-CONTROLLING INTERESTS	2,489	2,594
TOTAL EQUITY	37,145	35,348
TOTAL LIABILITIES AND EQUITY	$62,842	$56,458

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
REVENUES:
Food and beverage sales	$38,746	$36,153	$101,183	$95,970
Other revenue	364	320	1,103	929
Total revenues	39,110	36,473	102,286	96,899

COSTS AND EXPENSES:
Food and beverage cost of sales	10,738	8,959	26,965	24,142
Payroll expenses	11,952	10,805	32,989	31,767
Occupancy expenses	4,360	4,442	12,915	13,063
Other operating costs and expenses	4,989	4,400	13,518	12,797
General and administrative expenses	2,567	2,398	7,790	7,564
Depreciation and amortization	1,130	1,082	3,384	3,179
Total costs and expenses	35,736	32,086	97,561	92,512
OPERATING INCOME	3,374	4,387	4,725	4,387
OTHER (INCOME) EXPENSE:
Interest expense	102	24	161	33
Interest income	(7)	—	(20)	—
Other income, net	(121)	(38)	(302)	(210)
Total other income, net	(26)	(14)	(161)	(177)
INCOME BEFORE PROVISION FOR INCOME TAXES	3,400	4,401	4,886	4,564
Provision for income taxes	702	1,112	1,183	1,168
CONSOLIDATED NET INCOME	2,698	3,289	3,703	3,396
Net income attributable to non-controlling interests	(459)	(660)	(1,076)	(1,024)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$2,239	$2,629	$2,627	$2,372

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.68	$0.81	$0.80	$0.73
Diluted	$0.65	$0.77	$0.77	$0.71

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,293	3,245	3,270	3,245
Diluted	3,429	3,396	3,413	3,362

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
FOR THE 39 WEEKS ENDED JUNE 28, 2014 AND JUNE 29, 2013

(In Thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interests	Equity
BALANCE - September 29, 2012	4,601	$46	$23,410	$22,372	$(13,220)	$32,608	$4,179	$36,787

Net income	—	—	—	2,372	—	2,372	1,024	3,396
Purchase of member interests in subsidiary	—	—	(2,685)	—	—	(2,685)	(280)	(2,965)
Tax benefit of purchase of member interests in subsidiary	—	—	1,020	—	—	1,020	—	1,020
Elimination of non-controlling interest in discontinued operation	—	—	691	—	—	691	(691)	—
Stock-based compensation	—	—	238	—	—	238	—	238
Distributions to non-controlling interests	—	—	—	—	—	—	(1,471)	(1,471)
Payment of dividends - $0.75 per share	—	—	—	(2,434)	—	(2,434)	—	(2,434)

BALANCE - June 29, 2013	4,601	$46	$22,674	$22,310	$(13,220)	$31,810	$2,761	$34,571

BALANCE - September 28, 2013	4,610	$46	$22,978	$22,950	$(13,220)	$32,754	$2,594	$35,348

Net income	—	—		2,627	—	2,627	1,076	3,703
Exercise of stock options	110	1	1,445	—	—	1,446	—	1,446
Tax benefit on exercise of stock options	—	—	45	—	—	45	—	45
Stock-based compensation	—	—	244	—	—	244	—	244
Distributions to non-controlling interests	—	—	—	—	—	—	(1,181)	(1,181)
Accrued and paid dividends - $0.75 per share	—	—	—	(2,460)	—	(2,460)	—	(2,460)

BALANCE - June 28, 2014	4,720	$47	$24,712	$23,117	$(13,220)	$34,656	$2,489	$37,145

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	39 Weeks Ended
	June 28, 2014	June 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3,703	$3,396
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on closure of restaurants	—	256
Deferred income taxes	(151)	365
Stock-based compensation	244	238
Depreciation and amortization	3,384	3,179
Operating lease deferred credit	(288)	(261)
Changes in operating assets and liabilities:
Accounts receivable	730	987
Inventories	(82)	(97)
Prepaid, refundable and accrued income taxes	653	512
Prepaid expenses and other current assets	(500)	130
Other assets	(305)	(39)
Accounts payable - trade	11	(404)
Accrued expenses and other liabilities	405	(368)
Net cash provided by operating activities	7,804	7,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,710)	(2,980)
Loans and advances made to employees	(238)	(105)
Payments received on employee receivables	142	94
Payments received on note receivable	606	—
Proceeds from sales of investment securities	—	75
Purchase of member interests in subsidiary	—	(2,965)
Purchase of member interest in New Meadowlands Racetrack LLC	(464)	(4,200)
Loan made to Meadowlands Newmark LLC	(1,500)	—
Purchase of The Rustic Inn	(1,710)	—
Net cash used in investing activities	(5,874)	(10,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	—	3,000
Principal payments on notes payable	(1,805)	(1,042)
Dividends paid	(2,445)	(2,434)
Proceeds from issuance of stock upon exercise of stock options	1,446	—
Excess tax benefits related to stock-based compensation	45	—
Distributions to non-controlling interests	(1,181)	(1,471)
Net cash used in financing activities	(3,940)	(1,947)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,010)	(4,134)
CASH AND CASH EQUIVALENTS, Beginning of period	8,748	8,705
CASH AND CASH EQUIVALENTS, End of period	$6,738	$4,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$161	$33
Income taxes	$637	$360
Non-cash investing activity:
Tax benefit of purchase of member interests in subsidiary	$—	$1,020
Liquidation of non-controlling interests in discontinued operation	$—	$691
Non-cash financing activity:
Note payable in connection with purchase of The Rustic Inn	$6,000	$—
Accrued dividend	$829	$—

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 28, 2014

(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of September 28, 2013, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 28, 2013. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair values of notes receivable and payable are determined using current applicable rates for similar instruments as of the balance sheet date and approximate the carrying value of such debt.

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

For the 39-week period ended June 28, 2014, the Company made purchases from one vendor that accounted for approximately 11% of total purchases. For the 39-week period ended June 29, 2013, the Company made purchases from two vendors that accounted for approximately 22% of total purchases. For the 13-week periods ended June 28, 2014 and June 29, 2013, the Company made purchases from one vendor that accounted for approximately 11% and 12%, respectively, of total purchases.

SEGMENT REPORTING — As of June 28, 2014, the Company owned and operated 20 restaurants and bars, 21 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECLASSIFICATIONS — Certain reclassifications of prior period balances have been made to conform to the current period presentation. Such amounts did not impact results of operations, cash flows or earnings per share.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In April 2014, the FASB issued new accounting guidance that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance is effective for fiscal years ending after December 15, 2014 and is required to be applied prospectively. Early adoption is permitted for disposals that have not been reported in financial statements previously issued. The Company is evaluating the impact of the adoption of this guidance on its financial condition, results of operations or cash flows.

In May 2014, the FASB issued updated accounting guidance that provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement is effective for annual and interim reporting periods beginning after December 15, 2016. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact of the adoption of this guidance on its financial condition, results of operations or cash flows as well as the expected adoption method.

In June 2014, the FASB issued guidance which clarifies the recognition of stock-based compensation over the required service period, if it is probable that the performance condition will be achieved. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	June 28, 2014	September 28, 2013
	(in thousands)

Cash and cash equivalents	$607	$637
Accounts receivable	326	317
Inventories	19	16
Prepaid expenses and other current assets	175	176
Due from Ark Restaurants Corp. and affiliates (1)	84	157
Fixed assets – net	65	89
Other assets	71	71
Total assets	$1,347	$1,463

Accounts payable – trade	$52	$70
Accrued expenses and other current liabilities	139	140
Operating lease deferred credit	69	—
Total liabilities	260	210
Equity of variable interest entities	1,087	1,253
Total liabilities and equity	$1,347	$1,463

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

3. RECENT RESTAURANT EXPANSION

On November 28, 2012, a subsidiary of the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The cost to construct this restaurant was approximately $1,750,000. The initial term of the lease for this facility expires June 7, 2023 and has two five-year renewals. The restaurant, Broadway Burger Bar and Grill, opened during the third quarter of fiscal 2013.

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

Inventory	$210,000
Land	2,000,000
Building	2,800,000
Furniture, fixtures and equipment	200,000
Trademarks	500,000
Goodwill	2,000,000

$7,710,000

The Consolidated Condensed Statements of Income for the 13 and 39-weeks ended June 28, 2014 include revenues and earnings of approximately $3,634,000 and $546,000 and $5,276,000 and $794,000, respectively, related to The Rustic Inn. Transaction costs incurred in the amount of approximately $150,000 are included in general and administrative expenses in the Consolidated Condensed Statement of Income for the 39 weeks ended June 28, 2014. The Company expects the Goodwill and indefinite life Trademarks to be deductible for tax purposes.

The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Income for the 13 and 39-week periods ended June 28, 2014 and June 29, 2013. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of The Rustic Inn occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended		39 Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands, except per share amounts)

Total revenues	$39,110	$39,657	$107,359	$106,110
Net income	$2,239	$2,900	$2,966	$3,117
Net income per share - basic	$0.68	$0.89	$0.91	$0.96
Net income per share - diluted	$0.65	$0.85	$0.87	$0.93

4. RECENT RESTAURANT DISPOSITIONS

Lease Expirations – The Company was advised by the landlord that it would have to vacate The Sporting House property located in New York-New York Hotel and Casino in Las Vegas, NV which was on a month-to-month lease. The closure of this property occurred in June 2014 and did not result in a material charge.

On May 31, 2014, the Company’s lease at the Rialto Deli located at the Venetian Casino Resort in Las Vegas, NV expired. The closure of this property did not result in a material charge.

Other – On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 39 weeks ended June 29, 2013.

5. NOTE RECEIVABLE

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000. Under the terms of the agreement, the owner of the property was to construct the facility at their expense and the Company was to pay the owner an annual fee based on sales, as defined in the agreement. Since the owner had not delivered the facility to the Company within the specified timeframe, the parties executed a promissory note for repayment of the $1,000,000 exclusivity fee. The note bears interest at 4.0% per annum and the remaining principal balance is payable in 44 equal monthly installments of approximately $9,000.

6. INVESTMENT IN NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6%. In addition to the Company’s ownership interest in NMR LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant. This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Condensed Balance Sheets at June 28, 2014 and September 28, 2013. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of June 28, 2014.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At June 28, 2014, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $273,000 at June 28, 2014 and is included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheet.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note is included in Other Assets in the Consolidated Condensed Balance Sheet at June 28, 2014.

7. NOTES PAYABLE

Treasury Stock Repurchase – On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, for a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012. As of June 28, 2014, the outstanding note payable balance was approximately $443,000.

Bank – On February 25, 2013, the Company issued a promissory note, secured by all assets of the Company, to a bank for $3,000,000. The note bore interest at LIBOR plus 3.0% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from this bank under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan is payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. As of June 28, 2014, the outstanding balance of this note payable was approximately $7,409,000.

The loan agreement provides, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, and minimum annual net income amounts, and contains customary representations, warranties and affirmative covenants. The agreement also contains customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of June 28, 2014.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 28, 2014	September 28, 2013
	(In thousands)

Sales tax payable	$991	$783
Accrued wages and payroll related costs	1,649	1,435
Customer advance deposits	3,629	3,356
Accrued occupancy, gift cards and other operating expenses	3,411	3,701

	$9,680	$9,275

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

During the 13-week period ended June 28, 2014, options to purchase 205,500 shares of common stock at an exercise price of $22.50 per share were granted employees and directors of the Company. Such options are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to the remaining 50% commencing on the second anniversary of the date of grant. The grant date fair value of these stock options was $4.03 per share.

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2014 grant include a risk free interest rate of 2.62%, volatility of 33.8%, a dividend yield of 6.0% and an expected life of 6.25 years.

A summary of stock option activity is presented below:

	2014
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	623,100	$19.56	5.50 Years

Options:
Granted	205,500	$22.50	10.00 Years
Exercised	(110,363)	$12.88
Canceled or expired	—

Outstanding and expected to vest, end of period	718,237	$21.43	6.00 Years	$2,477,676

Exercisable, end of period	512,737	$21.15	4.50 Years	$2,477,676

Compensation cost charged to operations for the 39-week periods ended June 28, 2014 and June 29, 2013 was $244,000 and $238,000, respectively, and for the 13-week periods ended June 28, 2014 and June 29, 2013 was $87,000 and $79,000 respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Income.

As of June 28, 2014, there was approximately $817,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately two years.

11. INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 39-week periods ended June 28, 2014 and June 29, 2013 reflect effective tax rates of approximately 28% and 26%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

12. INCOME PER SHARE OF COMMON STOCK

Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13 and 39-week periods ended June 28, 2014, options to purchase 97,761 shares of common stock at an exercise price of $12.04 per share and options to purchase 188,476 shares of common stock at an exercise price $14.40 per share were included in diluted earnings per share. Options to purchase 136,500 shares of common stock at an exercise price of $29.60 per share, options to purchase 90,000 shares of common stock at an exercise price of $32.15 per share and options to purchase 205,500 shares of common stock at an exercise price of $22.50 per share were not included in diluted earnings per share as their impact was anti-dilutive.

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

13. DIVIDENDS

On June 4, 2014, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on July 3, 2014 to shareholders of record at the close of business on June 18, 2014. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

14. SUBSEQUENT EVENTS

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. The Company has the option to extend the lease through 2033.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of June 28, 2014, the Company owned and operated 20 restaurants and bars, 21 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Income for the 13 and 39-weeks ended June 28, 2014 include revenues and earnings of approximately $3,634,000 and $546,000 and $5,276,000 and $794,000, respectively, related to The Rustic Inn.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended June 28, 2014 and June 29, 2013 included 13 and 39 weeks, respectively.

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

Results of Operations

The Company’s operating income for the 13 weeks ended June 28, 2014 was $3,374,000 as compared to $4,387,000 for the 13 weeks ended June 29, 2013. This decrease resulted primarily from (i) a decrease in the usage of complimentaries by the ownership of the casinos and increased competition at our Florida properties, (ii) the negative impact of additional room capacity without a corresponding increase in overall traffic in Las Vegas, and (iii) higher food costs, partially offset by operating income of The Rustic Inn of $546,000. The Company’s operating income for the 39 weeks ended June 28, 2014 was $4,725,000 as compared to $4,387,000 for the 39 weeks ended June 29, 2013. This increase resulted primarily from a combination of factors including: (i) operating income of The Rustic Inn of $794,000 for the period from the date of acquisition, (ii) strong catering revenues in New York, (iii) an improvement in the performance of Clyde Frazier’s Wine and Dine, and (iv) the negative effects of losses in the prior period from closed properties, all partially offset by a decrease in the usage of complimentaries by the ownership of the casinos and increased competition at our Florida properties combined with the negative impact of additional room capacity without a corresponding increase in overall traffic in Las Vegas.

The following table summarizes the significant components of the Company’s operating results for the 13 and 39-week periods ended June 28, 2014 and June 29, 2013, respectively:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	June 28, 2014	June 29, 2013	$	%	June 28, 2014	June 29, 2013	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$38,746	$36,153	$2,593	7.2%	$101,183	$95,970	$5,213	5.4%
Other revenue	364	320	44	13.8%	1,103	929	174	18.7%
Total revenues	39,110	36,473	2,637	7.2%	102,286	96,899	5,387	5.6%

COSTS AND EXPENSES:
Food and beverage cost of sales	10,738	8,959	1,779	19.9%	26,965	24,142	2,823	11.7%
Payroll expenses	11,952	10,805	1,147	10.6%	32,989	31,767	1,222	3.8%
Occupancy expenses	4,360	4,442	(82)	-1.8%	12,915	13,063	(148)	-1.1%
Other operating costs and expenses	4,989	4,400	589	13.4%	13,518	12,797	721	5.6%
General and administrative expenses	2,567	2,398	169	7.0%	7,790	7,564	226	3.0%
Depreciation and amortization	1,130	1,082	48	4.4%	3,384	3,179	205	6.4%
Total costs and expenses	35,736	32,086	3,650	11.4%	97,561	92,512	5,049	5.5%
OPERATING INCOME	$3,374	$4,387	$(1,013)	-23.1%	$4,725	$4,387	$338	7.7%

Revenues

During the Company’s 13 and 39-week periods ended June 28, 2014, revenues increased 7.2% and 5.6% as compared to revenues in the 13 and 39-week periods ended June 29, 2013. This increase resulted primarily from: (i) revenues related to The Rustic Inn for the period from the date of acquisition, (ii) strong catering revenues in New York, (iii) revenues related to our new restaurant in Atlantic City, NJ, Broadway Burger Bar and Grill, which opened in June 2013, and (iv) the negative impacts of Hurricane Sandy in the prior period, particularly at our properties in Atlantic City, NJ, partially offset by increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties, the negative impact of additional room capacity without a corresponding increase in overall traffic in Las Vegas and the closure of Rialto Deli and The Sporting House in the 13-weeks ended June 28, 2014.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales decreased 2.3% during the third fiscal quarter of 2014 compared to the same period last year as follows:

	13 Weeks Ended		Variance
	June 28, 2014	June 29, 2013	$	%
	(in thousands)

Las Vegas	$12,121	$12,292	$(171)	-1.4%
New York	10,717	10,555	162	1.5%
Washington, DC	5,263	5,155	108	2.1%
Atlantic City, NJ	812	805	7	0.9%
Boston	1,081	1,008	73	7.2%
Connecticut	876	923	(47)	-5.1%
Florida	2,555	3,457	(902)	-26.1%
Same-store sales	33,425	34,195	$(770)	-2.3%
Other	5,321	1,958
Food and beverage sales	$38,746	$36,153

Same-store sales in Las Vegas (which exclude The Sporting House and Rialto Deli properties as they were closed the 13-weeks ended June 28, 2014) decreased 1.4% primarily as a result of the negative impact of additional room capacity without a corresponding increase in overall traffic. Same-store sales in New York (which exclude the Red and Sequoia properties as they were closed in October 2012) increased 1.5%, primarily as a result of strong catering revenues. Same-store sales in Washington, DC increased 2.1% as a result of good weather conditions. Same-store sales in Atlantic City (which exclude Broadway Burger Bar and Grill, which opened in June 2013) increased 0.9%, primarily due to the negative impacts of Hurricane Sandy in the prior period. Same-store sales in Boston increased 7.2% primarily as a result of good weather conditions. Same-store sales in Connecticut decreased 5.1% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida (which exclude The Rustic Inn, which was acquired on February 24, 2014) decreased 26.1% due to a decrease in the usage of complimentaries by the ownership of the casinos where our properties are located and increased competition at one of our properties. Other food and beverage sales consist of sales related to The Rustic Inn, sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the period due to lease expiration and other closures.

Costs and Expenses

Costs and expenses from continuing operations for the 13 and 39-weeks ended June 28, 2014 and June 29, 2013 were as follows (in thousands):

	13 Weeks Ended June 28,	% to Total	13 Weeks Ended June 29,	% to Total	Increase (Decrease)		39 Weeks Ended June 28,	% to Total	39 Weeks Ended June 29,	% to Total	Increase (Decrease)
	2014	Revenues	2013	Revenues	$	%	2014	Revenues	2013	Revenues	$	%

Food and beverage cost of sales	$10,738	27.5%	$8,959	24.6%	$1,779	19.9%	$26,965	26.4%	$24,142	24.9%	$2,823	11.7%
Payroll expenses	11,952	30.6%	10,805	29.6%	1,147	10.6%	32,989	32.3%	31,767	32.8%	1,222	3.8%
Occupancy expenses	4,360	11.1%	4,442	12.2%	(82)	-1.8%	12,915	12.6%	13,063	13.5%	(148)	-1.1%
Other operating costs and expenses	4,989	12.8%	4,400	12.1%	589	13.4%	13,518	13.2%	12,797	13.2%	721	5.6%
General and administrative expenses	2,567	6.6%	2,398	6.6%	169	7.0%	7,790	7.6%	7,564	7.8%	226	3.0%
Depreciation and amortization	1,130	2.9%	1,082	3.0%	48	4.4%	3,384	3.3%	3,179	3.3%	205	6.4%
	$35,736		$32,086		$3,650		$97,561		$92,512		$5,049

Increases in food and beverage costs as a percentage of total revenues for the 13 and 39-weeks ended June 28, 2014 compared to the same periods of fiscal 2013 are a result of higher food costs as a percentage of sales, particularly related to The Rustic Inn, a seafood restaurant which, consistent with the industry, operates at a higher food cost structure. Excluding the impact of these costs, food and beverage costs as a percentage of total revenues increased 1.2% and 0.5% for the 13 and 39-weeks ended June 28, 2014 compared to the same periods of fiscal 2013.

Payroll expenses as a percentage of total revenues for the 13-weeks ended June 28, 2014 increased as compared to the same period of fiscal 2013 due primarily to severance payments to employees of closed properties in the current period. Payroll expenses as a percentage of total revenues for the 39-weeks ended June 28, 2014 decreased as compared to the same period of fiscal 2013 due primarily to severance payments to employees of closed properties in the prior period.

Occupancy expenses as a percentage of total revenues for the 13 and 39-weeks ended June 28, 2014 decreased as compared to the same periods of fiscal 2013 as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates (The Rustic Inn). Excluding the impact of The Rustic Inn, occupancy expenses as a percentage of total revenues were consistent with the same periods of fiscal 2013.

Other operating costs and expenses as a percentage of total revenues for the 13-weeks ended June 28, 2014 increased as compared to the same period of fiscal 2013 as a result of fixed costs at properties where sales declined. Other operating costs and expenses for the 39-weeks ended June 28, 2014 were consistent as compared to the same period of fiscal 2013.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13-weeks ended June 28, 2014 were consistent, as expected, as compared to the same period of fiscal 2013. General and administrative expenses for the 39-weeks ended June 28, 2014 increased slightly as compared to the same period of fiscal 2013 primarily as a result of increased professional fees in the prior period related to the unsolicited bid made for the Company by Landry’s, Inc.

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 39-week periods ended June 28, 2014 and June 29, 2013 reflect effective tax rates of approximately 28% and 26%, respectively. The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash used in investing activities for the 39-week period ended June 28, 2014 was $5,874,000 and resulted primarily from purchases of fixed assets at existing restaurants, an additional $464,000 investment in New Meadowlands Racetrack LLC, a $1,500,000 loan made to Meadowlands Newmark LLC and the cash portion of the purchase of The Rustic Inn in the amount of $1,710,000.

Net cash used in investing activities for the 39-week period ended June 29, 2013 was $10,081,000 and resulted primarily from purchases of fixed assets at existing restaurants, the purchase by the Company of the Florida membership interests and a $4,200,000 investment in New Meadowlands Racetrack LLC.

Net cash used in financing activities for the 39-week period ended June 28, 2014 of $3,940,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests partially offset by the proceeds from the exercise of stock options.

Net cash used in financing activities for the 39-week period ended June 29, 2013 of $1,947,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests offset by proceeds of $3,000,000 from the issuance of a note payable to a bank.

The Company had a working capital deficiency of $2,750,000 at June 28, 2014, as compared to a working capital surplus of $306,000 at September 28, 2013. This resulted primarily from our additional investment in New Meadowlands Racetrack LLC, the loan made to Meadowlands Newmark LLC and our acquisition of The Rustic Inn. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On June 4, 2014, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on July 3, 2014 to shareholders of record at the close of business on June 18, 2014. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction the Company entered into an amended lease for an initial period expiring through December 31, 2015. The Company has the option to extend the lease through 2033.

Recent Restaurant Expansion

On November 28, 2012, a subsidiary of the Company entered into an agreement to design and lease a restaurant at the Tropicana Hotel and Casino in Atlantic City, NJ. The cost to construct this restaurant was approximately $1,750,000. The initial term of the lease for this facility expires June 7, 2023 and has two five-year renewals. The restaurant, Broadway Burger Bar and Grill, opened during the third quarter of fiscal 2013.

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

Inventory	$210,000
Land	2,000,000
Building	2,800,000
Furniture, fixtures and equipment	200,000
Trademarks	500,000
Goodwill	2,000,000

$7,710,000

The Consolidated Condensed Statements of Income for the 13 and 39-weeks ended June 28, 2014 include revenues and earnings of approximately $3,634,000 and $546,000 and $5,276,000 and $794,000, respectively, related to The Rustic Inn. Transaction costs incurred in the amount of approximately $150,000 are included in general and administrative expenses in the Consolidated Condensed Statement of Income for the 39 weeks ended June 28, 2014. The Company expects the Goodwill and indefinite life Trademarks to be deductible for tax purposes.

Recent Restaurant Dispositions

Lease Expirations – The Company was advised by the landlord that it would have to vacate The Sporting House property located in New York-New York Hotel and Casino in Las Vegas, NV which was on a month-to-month lease. The closure of this property occurred in June 2014 and did not result in a material charge.

On May 31, 2014, the Company’s lease at the Rialto Deli located at the Venetian Casino Resort in Las Vegas, NV expired. The closure of this property did not result in a material charge.

Other – On October 29, 2012, the Company suffered a flood at its Red and Sequoia properties located in New York, NY as a result of a hurricane. The Company did not reopen these properties as the underlying leases were due to expire in the second quarter of fiscal 2013. Losses related to the closure of these properties, in the amount of $256,000, are included in Other Operating Costs and Expenses in the Consolidated Condensed Statement of Income for the 39 weeks ended June 29, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company purchases commodities such as chicken, beef, lobster, crabs and shrimp for the Company’s restaurants.  The prices of these commodities may be volatile depending upon market conditions.  The Company does not purchase forward commodity contracts because the changes in prices for these items have historically been short-term in nature and, in the Company’s view, the cost of the contracts is in excess of the benefits.

The Company’s business is also highly seasonal and dependent on the weather. Outdoor seating capacity, such as terraces and sidewalk cafes, are available for dining only in the warm seasons and then only in clement weather.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 28, 2014 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 12, 2014

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 21 -