Form 10-K
period 2014-09-27
ARK RESTAURANTS CORP
filed 2014-12-24
CIK 779544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2014

or,

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of March 29, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $39,782,849.

At December 12, 2014, there were outstanding 3,380,167 shares of the Registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1) In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2014 Annual Meeting of Stockholders filed within 120 days of September 27, 2014 or will be included in an amendment to this Form 10-K filed within 120 days of September 27, 2014.

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-K/A, 10-Q, 10-Q/A and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable; any or all of the forward-looking statements in this Annual Report on Form 10-K, our reports on Forms 10-Q, 10-Q/A and 8-K, our Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Annual Report on Form 10-K, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Annual Report on Form 10-K or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

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

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended September 27, 2014, we owned and/or operated 20 restaurants and bars, 21 fast food concepts and catering operations through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended September 27, 2014, five of our restaurant and bar facilities are located in New York City, three are located in Washington, D.C., six are located in Las Vegas, Nevada, three are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut, one is located in the Faneuil Hall Marketplace in Boston, Massachusetts and one is located in Dania Beach, Florida.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination properties intended to benefit from high patron traffic attributable to the uniqueness of the location. Most of our properties which have been opened in recent years are of the latter description. As of the fiscal year ended September 27, 2014, these include the operations at the 12 fast food facilities in Tampa, Florida and Hollywood, Florida, respectively (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); The Grill at Two Trees at the Foxwoods Resort Casino in Ledyard, Connecticut (2006); Durgin Park Restaurant and the Black Horse Tavern in the Faneuil Hall Marketplace in Boston, Massachusetts (2007); Yolos at the Planet Hollywood Resort and Casino in Las Vegas, Nevada (2007); Robert at the Museum of Arts & Design at Columbus Circle in Manhattan (2010); Broadway Burger Bar and Grill at the New York New York Hotel and Casino in Las Vegas, Nevada (2011); Clyde Frazier’s Wine and Dine in Manhattan (2012); Broadway Burger Bar and Grill in the Quarter at the Tropicana Hotel and Casino in Atlantic City, New Jersey (2013) and The Rustic Inn in Dania Beach, Florida (2014).

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

3

The following table sets forth the restaurant properties we lease, own and operate as of September 27, 2014:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Center Café(4)	Union Station Washington, D.C.	1989	4,000	200		2009

Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2017

Canyon Road	First Avenue (between 76th and 77th Streets) New York, New York	1984	2,500	130		2024

Bryant Park Grill & Café(5)	Bryant Park New York, New York	1995	25,000	180	(820)	2025

America(6)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2017

Gallagher’s Steakhouse(6)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023

Gonzalez y Gonzalez(6)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2021

Village Eateries (6)(7)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2021

Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035

Thunder Grill	Union Station Washington, D.C.	1999	10,000	500		2019

Venetian Food Court(8)	Venetian Casino Resort Las Vegas, Nevada	1999	2,050	300	(*)	2014

V-Bar	Venetian Casino Resort Las Vegas, Nevada	2000	3,000	100		2015

Gallagher’s Steakhouse	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196		2020
4

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Gallagher’s Burger Bar	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114		2020

The Grill at Two Trees	Foxwoods Resort Casino Ledyard, Connecticut	2006	3,359	101		2026

Durgin Park Restaurant and the Black Horse Tavern	Faneuil Hall Marketplace Boston, Massachusetts	2007	18,500	575		2032

Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2027

Clyde Frazier’s Wine and Dine	Tenth Avenue (between 37th and 38th Streets) New York, New York	2012	10,000	250		2032

Broadway Burger Bar and Grill	Tropicana Hotel and Casino Atlantic City, New Jersey	2013	6,825	225		2033

The Rustic Inn	Dania Beach, Florida	2014	16,150	575	(75)	Owned

(1)	Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

(2)	Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.

(3)	Assumes the exercise of all of our available lease renewal options.

(4)	The lease for this location expired prior to October 2, 2010 and has been operating on a month-to-month basis with the consent of the landlord.
5

(5)	The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2019.

(6)	Includes two five-year renewal options exercisable by us if certain sales goals are achieved during the two year period prior to the exercise of the renewal option. Under the America lease, the sales goal is $6.0 million. Under the Gallagher’s Steakhouse lease the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level in excess of the minimum sales level required to exercise the renewal option for each respective restaurant.

(7)	We operate six small food court restaurants and one full-service restaurant in the Village Eateries food court at the New York-New York Hotel & Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.

(8)	We operate two small food court restaurants in a food court at the Venetian Casino Resort. Both leases expire in the first quarter of fiscal 2015.

(*)	Represents common area seating.
6

The following table sets forth our less than wholly-owned properties that are managed by us, which have been consolidated as of September 27, 2014 – see Notes 1 and 2 to the Consolidated Financial Statements:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

El Rio Grande (4)(5)	Third Avenue (between 38th and 39th Streets) New York, New York	1987	4,000	160		2024

Tampa Food Court(6)(7)	Hard Rock Hotel and Casino Tampa, Florida	2004	4,000	250	(*)	2029

Hollywood Food Court(6)(7)	Hard Rock Hotel and Casino Hollywood, Florida	2004	5,000	250	(*)	2029

Lucky Seven(6)	Foxwoods Resort Casino Ledyard, Connecticut	2006	4,825	4,000	(**)	2026

(1)	Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

(2)	Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.

(3)	Assumes the exercise of all our available lease renewal options.

(4)	Management fees earned, which have been eliminated in consolidation, are based on a percentage of cash flow of the restaurant.

(5)	We own a 19.2% interest in the partnership that owns El Rio Grande.

(6)	Management fees earned, which have been eliminated in consolidation, are based on a percentage of gross sales of the restaurant.

(7)	We owned a 64.4% interest in the partnership that owns the Tampa and Hollywood Food Courts.

(*)	Represents common area seating.

(**)	Represents number of seats in the Bingo Hall.
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

On February 24, 2014, the Company, through a wholly-owned subsidiary, Ark Rustic Inn LLC, completed its acquisition of the assets of The Rustic Inn Crab House (“The Rustic Inn”), a restaurant and bar located in Dania Beach, Florida, for a total purchase price of approximately $7,710,000. The acquisition was accounted for as a business combination and was financed with a bank loan in the amount of $6,000,000 and cash from operations.

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. The Company has the option to extend the lease through 2033. The Company is currently renovating the property, which is expected to cost approximately $750,000, and anticipates it will open during the first quarter of fiscal 2015.

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

Investment in New Meadowlands Racetrack

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6%. In addition to the Company’s ownership interest in NMR, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant.

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

Recent Restaurant Dispositions and Charges

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

Employees

At December 12, 2014, we employed 1,901 persons (including employees at managed facilities), 1,229 of whom were full-time employees, and 672 of whom were part-time employees; 45 of whom were headquarters personnel, 130 of whom were restaurant management personnel, 1,083 of whom were kitchen personnel and 643 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.

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

The following are the most significant risk factors applicable to us:

RISKS RELATED TO OUR BUSINESS

We are dependent upon key personnel and may not be able to attract qualified personnel in the future.

We are dependent upon the continued services of Michael Weinstein, the Chairman of the Board and Chief Executive Officer, and a number of key management and other team members who have significant influence over the Company’s business strategy and managerial decisions. The Company does not have an employment agreement with Mr. Weinstein. The loss of Mr. Weinstein’s services or other key personnel, or limitations on their involvement with the Company, could have a material adverse effect on our business or operating results. We do not maintain key person life insurance on any officers of the Company.

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

Performance results currently achieved by our restaurants may not be indicative of longer term performance or the potential market acceptance of restaurants in new locations. We cannot be assured that new restaurants that we open will have similar operating results as existing restaurants. New restaurants take several months or longer to reach expected operating levels due to inefficiencies typically associated with new restaurants, including lack of market awareness, inability to hire sufficient staff and other factors. All of these factors are relevant to the Company’s construction costs of approximately $7,000,000 to open Clyde Frazier’s Wine and Dine during the second quarter of fiscal 2012, resulting in approximately $1,800,000 of pre-opening and operating losses for the year ended September 29, 2012. We also incurred construction costs of approximately $1,500,000 during fiscal 2013 in connection with the opening of a new restaurant in Atlantic City. The failure of our existing or new restaurants to perform as predicted could negatively impact our revenues and results of operations.

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

Disruptions in the overall economy may adversely impact our business.

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

The success of the business of our restaurants located in Las Vegas, Nevada, Atlantic City, New Jersey, Tampa and Hollywood, Florida, and Ledyard, Connecticut is substantially dependent on the success of the casinos in which the Company operates in these locations to attract customers for themselves and for our restaurants. In particular, casinos in Atlantic City have experienced a significant decline in revenues in recent years as a result of the economic downturn, Hurricane Sandy in 2012, and the fact that numerous casinos have opened in other locations in the Eastern United States. Five of the twelve casinos in Atlantic City have closed or are scheduled to close in 2014. Although the Company did not operate any restaurants in the casinos that closed and the Company’s restaurants in Atlantic City actually experienced an increase in sales of approximately 9.1% from fiscal 2013 to fiscal 2014 (which exclude Broadway Burger Bar and Grill, which opened in June 2013), the downturn affecting Atlantic City casinos and tourism in general could have a material adverse effect on our restaurants in the city.

As more states approve casino gambling, our business in casinos in existing geographic regions may continue to decline. The successful operation of the casinos in these locations is subject to various risks and uncertainties including, but not limited to:

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

We currently operate in seven regions, New York City, Washington, D.C., Las Vegas, Nevada, Dania, Tampa and Hollywood, Florida, Atlantic City, New Jersey, Ledyard, Connecticut, and Boston, Massachusetts. As a result, we are particularly susceptible to adverse trends and economic conditions in these markets, including its labor market, which could have a negative impact on our profitability as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business, results of operations and financial condition, as could other regional occurrences such as acts of terrorism, local strikes, natural disasters or changes in laws or regulations.

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

Our business is subject to seasonal fluctuations, which may vary greatly depending upon the region of the United States in which a particular restaurant is located. In addition to seasonality, our quarterly and annual operating results and comparable unit sales may fluctuate significantly as a result of a variety of factors, including, but not limited to:

--	The amount of sales contributed by new and existing restaurants;

--	The timing of new openings and closings;

--	Increases in the cost of key food or beverage products;

--	Labor costs for our personnel;

--	Our ability to achieve and sustain profitability on a quarterly or annual basis;

--	Adverse weather;

--	Consumer confidence and changes in consumer preferences;

--	Health concerns, including adverse publicity concerning food-related illnesses;

--	The level of competition from existing or new competitors;

--	Economic conditions generally and in each of the markets in which we are located; and

--	Acceptance of a new or modified concept in each of the new markets in which we could be located.

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

The development and success of our restaurants depend, in large part, on the efforts, abilities, experience and reputations of the general managers and chefs at such restaurants. In addition, our success depends, in part, upon our ability to attract, motivate and retain a sufficient number of qualified employees, including restaurant managers, kitchen staff and wait staff. Qualified individuals needed to fill these positions are in short supply and the inability to recruit and retain such individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. A significant delay in finding qualified employees or high turnover of existing employees could materially and adversely affect our business, results of operations and financial condition. Also, competition for qualified employees could require us to pay higher wages to attract sufficient qualified employees, which could result in higher, labor costs. In addition, increases in the minimum hourly wage, employment tax rates and levies, related benefits costs, including health insurance, and similar matters over which we have no control may increase our operating costs.

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
17

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

Our restaurant facilities and our executive offices are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of September 27, 2014, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Years Lease Terms Expire	Number of Facilities

2015-2019	8
2020-2024	7
2025-2029	6
2030-2034	4
2035-2039	1

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

Item 4.	Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers and all offices held by each person:

Name	Age	Positions and Offices

Michael Weinstein	71	Chairman and Chief Executive Officer
Robert Stewart	58	President and Chief Financial Officer
Vincent Pascal	71	Senior Vice President and Chief Operating Officer
Paul Gordon	63	Senior Vice President

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

Market for Our Common Stock

Our Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq Capital Market under the symbol “ARKR.” The high and low sale prices for our Common Stock from October 1, 2012 through September 27, 2014 are as follows:

Calendar 2012	High	Low

Fourth Quarter	$17.14	$15.61

Calendar 2013

First Quarter	21.64	16.77
Second Quarter	21.97	20.23
Third Quarter	22.25	20.05
Fourth Quarter	20.96	22.10

Calendar 2014

First Quarter	22.52	21.23
Second Quarter	22.71	21.20
Third Quarter	23.21	21.14

Dividend Policy

On November 29, 2012, March 6, 2013, June 12, 2013, September 17, 2013, December 4, 2013, February 28, 2014, June 4, 2014 and September 5, 2014 our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted.

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at September 27, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	704,161	$21.66	40,000
Equity compensation plans not approved by shareholders[1]	None	N/A	None
Total	704,161	$21.66	40,000

Of the 704,161 options outstanding on September 27, 2014, 398,000 were held by the Company’s officers and directors.

(1)	The Company has no equity compensation plan that was not approved by shareholders.

Stock Performance Graph

The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing October 3, 2009 and ending September 27, 2014 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on October 3, 2009 and that all dividends paid by companies included in each index were reinvested.

	Cumulative Total Return
	10/3/09	10/2/10	10/1/11	9/29/12	9/28/13	9/27/14

Ark Restaurants Corp.	$100.00	$90.79	$88.34	$120.04	$162.41	$175.82
NASDAQ Composite	100.00	112.55	116.28	153.12	189.49	227.09
SIC Code 5812 - Eating & Drinking Places	100.00	136.16	165.95	198.93	244.32	257.69

Item 6.	Selected Consolidated Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of September 27, 2014, the Company owned and operated 20 restaurants and bars, 21 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Statements of Income for the year ended September 27, 2014 include revenues and earnings of approximately $8,753,000 and $1,301,000, respectively, related to The Rustic Inn, which was acquired on February 24, 2014.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended September 27, 2014 and September 28, 2013 included 52 weeks.

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

Results of Operations

The Company’s operating income of $7,628,000 for the year ended September 27, 2014 increased 15.5% compared to operating income of $6,606,000 for the year ended September 28, 2013. This increase resulted from a combination of factors including: (i) operating income of The Rustic Inn of $1,301,000 for the period from the date of acquisition, (ii) strong catering revenues in New York, (iii) an improvement in the performance of Clyde Frazier’s Wine and Dine, and (iv) the negative effects of losses in the prior period from closed properties, all partially offset by a decrease in the usage of complimentaries by the ownership of the casinos and increased competition at our Florida properties combined with the negative impact of additional room capacity without a corresponding increase in overall traffic in Las Vegas.

The following table summarizes the significant components of the Company’s operating results for the years ended September 27, 2014 and September 28, 2013, respectively:

	Year Ended		Variance
	September 27, 2014	September 28, 2013	$	%
	(in thousands)

REVENUES:
Food and beverage sales	$137,895	$129,122	$8,773	6.8%
Other revenue	1,462	1,476	(14)	-0.9%
Total revenues	139,357	130,598	8,759	6.7%
COSTS AND EXPENSES:
Food and beverage cost of sales	37,091	32,791	4,300	13.1%
Payroll expenses	44,427	42,488	1,939	4.6%
Occupancy expenses	17,388	17,533	(145)	-0.8%
Other operating costs and expenses	17,802	17,085	717	4.2%
General and administrative expenses	10,402	9,792	610	6.2%
Depreciation and amortization	4,619	4,303	316	7.3%
Total costs and expenses	131,729	123,992	7,737	6.2%
OPERATING INCOME	$7,628	$6,606	$1,022	15.5%

Revenues

During the Company’s year ended September 27, 2014 (“fiscal 2014”), revenues increased 6.7% compared to the year ended September 28, 2013 (“fiscal 2013”). This increase resulted primarily from: (i) revenues related to The Rustic Inn for the period from the date of acquisition, (ii) strong catering revenues in New York, (iii) revenues related to our new restaurant in Atlantic City, NJ, Broadway Burger Bar and Grill, which opened in June 2013, and (iv) the negative impacts of Hurricane Sandy in the prior period, particularly at our properties in Atlantic City, NJ, partially offset by increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties, the negative impact of additional room capacity without a corresponding increase in overall traffic in Las Vegas and the closure of Rialto Deli and The Sporting House in the year ended September 27, 2014.

Food and Beverage Same-Store Sales

On a Company-wide basis, same store food and beverage sales increased 0.5% for the year ended September 27, 2014 as compared to the year ended September 28, 2013 as follows:

	Year Ended		Variance
	September 27, 2014	September 28, 2013	$	%
	(in thousands)

Las Vegas	$48,292	$49,062	$(770)	-1.6%
New York	36,134	32,872	3,262	9.9%
Washington, DC	15,096	14,744	352	2.4%
Atlantic City, NJ	3,358	3,078	280	9.1%
Boston	3,910	3,767	143	3.8%
Connecticut	3,685	3,751	(66)	-1.8%
Florida	11,172	13,739	(2,567)	-18.7%
Same store sales	121,647	121,013	$634	0.5%
Other	16,248	8,109
Food and beverage sales	$137,895	$129,122

Same-store sales in Las Vegas (which exclude The Sporting House and Rialto Deli properties as they were closed during the year ended September 27, 2014) decreased 1.6% primarily as a result of the negative impact of additional room capacity without a corresponding increase in overall traffic. Same-store sales in New York (which exclude the Red and Sequoia properties as they were closed in October 2012) increased 9.9%, primarily as a result of strong catering revenues and good weather as compared to last year. Same-store sales in Washington, DC increased 2.4% as a result of good weather conditions. Same-store sales in Atlantic City (which exclude Broadway Burger Bar and Grill, which opened in June 2013) increased 9.1%, primarily due to the negative impacts of Hurricane Sandy in the prior period. Same-store sales in Boston increased 3.8% primarily as a result of good weather conditions. Same-store sales in Connecticut decreased 1.8% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida (which exclude The Rustic Inn, which was acquired on February 24, 2014) decreased 18.7% due to a decrease in the usage of complimentaries by the ownership of the casinos where our properties are located and increased competition at one of our properties. Other food and beverage sales consist of sales related to The Rustic Inn, sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the period due to lease expiration and other closures.

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

Other Revenue

The slight decrease in Other Revenue for fiscal 2014 as compared to fiscal 2013 is primarily due to a decrease in purchase service fees.

Costs and Expenses

Costs and expenses for the years ended September 27, 2014 and September 28, 2013 were as follows (in thousands):

	Year Ended September 27,	% to Total	Year Ended September 28,	% to Total	Increase (Decrease)
	2014	Revenues	2013	Revenues	$	%

Food and beverage cost of sales	$37,091	26.6%	$32,791	25.1%	$4,300	13.1%
Payroll expenses	44,427	31.9%	42,488	32.5%	1,939	4.6%
Occupancy expenses	17,388	12.5%	17,533	13.4%	(145)	-0.8%
Other operating costs and expenses	17,802	12.8%	17,085	13.1%	717	4.2%
General and administrative expenses	10,402	7.5%	9,792	7.5%	610	6.2%
Depreciation and amortization	4,619	3.3%	4,303	3.3%	316	7.3%
	$131,729		$123,992		$7,737

Increases in food and beverage costs as a percentage of total revenues for the year ended September 27, 2014 compared to the year ended September 28, 2013 are a result of higher food costs as a percentage of sales, particularly related to The Rustic Inn, a seafood restaurant which, consistent with the industry, operates at a higher food cost structure. Excluding the impact of these costs, food and beverage costs as a percentage of total revenues increased 0.4% for the year ended September 27, 2014 compared to the year ended September 28, 2013.

Payroll expenses as a percentage of total revenues for the year ended September 27, 2014 decreased as compared to the year ended September 28, 2013 due primarily to severance payments to employees of closed properties in the prior period.

Occupancy expenses as a percentage of total revenues for the year ended September 27, 2014 decreased as compared to the year ended September 28, 2013 as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates (The Rustic Inn). Excluding the impact of The Rustic Inn, occupancy expenses as a percentage of total revenues were consistent.

Other operating costs and expenses as a percentage of total revenues for the year ended September 27, 2014 decreased slightly as compared to the year ended September 28, 2013 as a result of non-recurring expenses in the prior period associated with one of our properties.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the year ended September 27, 2014 were consistent as compared to the year ended September 28, 2013.

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

The Revenue Reconciliation Act of 1993 provides tax credits to us for FICA taxes paid on tip income of restaurant service personnel. The net benefit to us was $655,000 and $531,000 in fiscal 2014 and 2013, respectively.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations. We utilize cash generated from operations to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants we own; however, in recent years, we have utilized bank and other borrowings to finance specific transactions.

Net cash flow provided by operating activities for the year ended September 27, 2014 was $11,905,000, compared to $13,059,000 for the prior year. This decrease was primarily attributable to changes in net working capital partially offset by an increase in operating income as discussed above.

Net cash used in investing activities for the year ended September 27, 2014 was $6,692,000 and resulted primarily from the purchases of fixed assets at existing restaurants, an additional $464,000 investment in New Meadowlands Racetrack LLC, a $1,500,000 loan made to Meadowlands Newmark LLC and the cash portion of the purchase of The Rustic Inn in the amount of $1,710,000.

Net cash used in investing activities for the year ended September 28, 2013 was $10,380,000 and resulted primarily from the purchases of fixed assets at existing restaurants, the construction of the Broadway Burger Bar and Grill in Atlantic City, NJ, the purchase of the Florida membership interests and the investment in New Meadowlands Racetrack LLC.

Net cash used in financing activities for the year ended September 27, 2014 of $5,299,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests partially offset by the proceeds from the exercise of stock options.

Net cash used in financing activities for the year ended September 28, 2013 of $2,636,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests offset by proceeds of $3,000,000 from the issuance of a note payable to a bank.

The Company had a working capital deficiency of $1,303,000 at September 27, 2014, as compared to a working capital surplus of $306,000 at September 28, 2013. This resulted primarily from our additional investment in New Meadowlands Racetrack LLC, the loan made to Meadowlands Newmark LLC and our acquisition of The Rustic Inn. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On December 30, 2013, April 4, 2014, July 3, 2014 and October 3, 2014, the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors

Restaurant Expansion

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

On February 24, 2014, the Company, through a wholly-owned subsidiary, Ark Rustic Inn LLC, completed its acquisition of the assets of The Rustic Inn, a restaurant and bar located in Dania Beach, Florida, for a total purchase price of approximately $7,710,000. The acquisition is accounted for as a business combination and was financed with a bank loan in the amount of $6,000,000 and cash from operations.

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. The Company has the option to extend the lease through 2033. The Company is currently renovating the property, which is expected to cost approximately $750,000, and anticipates it will open during the first quarter of fiscal 2015.

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

Recent Restaurant Dispositions and Charges

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

Below are listed certain policies that management believes are critical:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require our most difficult and subjective judgments include allowances for potential bad debts on receivables, the useful lives and recoverability of our assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of our tax assets and other matters. Because of the uncertainty in such estimates, actual results may differ from these estimates.

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

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. No impairment charges were necessary for the years ended September 27, 2014 and September 28, 2013.

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

Goodwill and Trademarks

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 27, 2014, the Company performed a qualitative assessment of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 27, 2014. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

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

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. During fiscal 2014, options to purchase 205,500 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. The Company did not grant any options during fiscal 2013. The Company generally issues new shares upon the exercise of employee stock options.

Recently Adopted and Issued Accounting Standards

See Notes 1 and 2 of Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in 2014 and the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures.

As of September 27, 2014 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 27, 2014. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 27, 2014 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 27, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See Part I, Item 4. “Executive Officers of the Registrant.” Other information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

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

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets -- at September 27, 2014 and September 28, 2013	F-2

		Consolidated Statements of Income -- years ended September 27, 2014 and September 28, 2013	F-3

		Consolidated Statements of Changes in Equity -- years ended September 27, 2014 and September 28, 2013	F-4

		Consolidated Statements of Cash Flows -- years ended September 27, 2014 and September 28, 2013	F-5

		Notes to Consolidated Financial Statements	F-6

	(2)	Financial Statement Schedules

None.

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.
37

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries as of September 27, 2014 and September 28, 2013, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the two-year period ended September 27, 2014. Ark Restaurants Corp. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ark Restaurants Corp. and Subsidiaries as of September 27, 2014 and September 28, 2013, and their consolidated results of operations and cash flows for each of the years in the two-year period ended September 27, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

December 24, 2014

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	September 27, 2014	September 28, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $584 at September 27, 2014 and $637 at September 28, 2013 related to VIEs)	$8,662	$8,748
Accounts receivable (includes $440 at September 27, 2014 and $317 at September 28, 2013 related to VIEs)	3,016	2,712
Employee receivables	399	346
Inventories (includes $19 at September 27, 2014 and $16 at September 28, 2013 related to VIEs)	1,832	1,579
Prepaid expenses and other current assets (includes $173 at September 27, 2014 and $176 at September 28, 2013 related to VIEs)	1,491	1,605
Current portion of note receivable	25	226
Total current assets	15,425	15,216
FIXED ASSETS - Net (includes $59 at September 27, 2014 and $89 at September 28, 2013 related to VIEs)	29,019	25,017
NOTE RECEIVABLE, LESS CURRENT PORTION	228	774
INTANGIBLE ASSETS - Net	95	13
GOODWILL	6,813	4,813
TRADEMARKS	1,221	721
DEFERRED INCOME TAXES	5,214	4,806
OTHER ASSETS (includes $71 at September 27, 2014 and September 28, 2013 related to VIEs)	7,348	5,098
TOTAL ASSETS	$65,363	$56,458
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $58 at September 27, 2014 and $70 at September 28, 2013 related to VIEs)	$2,592	$2,758
Accrued expenses and other current liabilities (includes $179 at September 27, 2014 and $140 at September 28, 2013 related to VIEs)	10,336	9,275
Accrued income taxes	1,162	—
Dividend payable	844	814
Current portion of notes payable	1,794	2,063
Total current liabilities	16,728	14,910
OPERATING LEASE DEFERRED CREDIT (includes $75 at September 27, 2014 related to VIEs)	4,219	4,606
NOTES PAYABLE, LESS CURRENT PORTION	5,524	1,594
TOTAL LIABILITIES	26,471	21,110
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,733 shares at September 27, 2014 and 4,610 shares at September 28, 2013; outstanding, 3,377 shares at September 27, 2014 and 3,254 shares at September 28, 2013	47	46
Additional paid-in capital	25,167	22,978
Retained earnings	24,554	22,950
	49,768	45,974
Less treasury stock, at cost, of 1,356 shares at September 27, 2014 and September 28, 2013	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	36,548	32,754
NON-CONTROLLING INTERESTS	2,344	2,594
TOTAL EQUITY	38,892	35,348
TOTAL LIABILITIES AND EQUITY	$65,363	$56,458

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended
	September 27, 2014	September 28, 2013

REVENUES:
Food and beverage sales	$137,895	$129,122
Other revenue	1,462	1,476
Total revenues	139,357	130,598
COSTS AND EXPENSES:
Food and beverage cost of sales	37,091	32,791
Payroll expenses	44,427	42,488
Occupancy expenses	17,388	17,533
Other operating costs and expenses	17,802	17,085
General and administrative expenses	10,402	9,792
Depreciation and amortization	4,619	4,303
Total costs and expenses	131,729	123,992
OPERATING INCOME	7,628	6,606
OTHER (INCOME) EXPENSE:
Interest expense	201	62
Interest income	(45)	—
Other income, net	(488)	(508)
Total other income, net	(332)	(446)
INCOME BEFORE PROVISION FOR INCOME TAXES	7,960	7,052
Provision for income taxes	1,775	1,941
CONSOLIDATED NET INCOME	6,185	5,111
Net income attributable to non-controlling interests	(1,270)	(1,286)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$4,915	$3,825
NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$1.49	$1.18
Diluted	$1.43	$1.13
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,296	3,246
Diluted	3,430	3,371

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

YEARS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(In Thousands)

						Total Ark
						Restaurants
			Additional			Corp.	Non-
	Common Stock		Paid-In	Retained	Treasury	Shareholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interests	Equity

BALANCE - September 29, 2012	4,601	$46	$23,410	$22,372	$(13,220)	$32,608	$4,179	$36,787

Net income	—	—	—	3,825	—	3,825	1,286	5,111
Exercise of stock options	9	—	121	—	—	121	—	121
Tax benefit on exercise of stock options	—	—	44	—	—	44	—	44
Purchase of member interests in subsidiary	—	—	(2,685)	—	—	(2,685)	(280)	(2,965)
Tax benefit of purchase of member interests in subsidiary	—	—	1,080	—	—	1,080	—	1,080
Elimination of non-controlling interest in discontinued operation	—	—	691	—	—	691	(691)	—
Stock-based compensation	—	—	317	—	—	317	—	317
Distributions to non-controlling interests	—	—	—	—	—	—	(1,900)	(1,900)
Paid and accrued dividends - $1.00 per share	—	—	—	(3,247)	—	(3,247)	—	(3,247)

BALANCE - September 28, 2013	4,610	$46	$22,978	$22,950	$(13,220)	$32,754	$2,594	$35,348

Net income	—	—		4,915	—	4,915	1,270	6,185
Exercise of stock options	123	1	1,620	—	—	1,621	—	1,621
Tax benefit on exercise of stock options	—	—	220	—	—	220	—	220
Stock-based compensation	—	—	349	—	—	349	—	349
Distributions to non-controlling interests	—	—	—	—	—	—	(1,520)	(1,520)
Accrued and paid dividends - $1.00 per share	—	—	—	(3,311)	—	(3,311)	—	(3,311)

BALANCE - September 27, 2014	4,733	$47	$25,167	$24,554	$(13,220)	$36,548	$2,344	$38,892

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	September 27, 2014	September 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$6,185	$5,111
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on closure of restaurants	9	256
Deferred income taxes	(408)	1,234
Stock-based compensation	349	317
Depreciation and amortization	4,619	4,303
Operating lease deferred credit	(387)	(44)
Changes in operating assets and liabilities:
Accounts receivable	(304)	1,078
Inventories	(43)	(103)
Prepaid, refundable and accrued income taxes	1,566	418
Prepaid expenses and other current assets	(290)	(51)
Other assets	(286)	109
Accounts payable - trade	(166)	29
Accrued expenses and other liabilities	1,061	402
Net cash provided by operating activities	11,905	13,059
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,598)	(3,283)
Loans and advances made to employees	(261)	(124)
Payments received on employee receivables	208	117
Payments received on note receivable	747	—
Proceeds from sales of investment securities	—	75
Purchase of member interests in subsidiary	—	(2,965)
Purchase of member interest in New Meadowlands Racetrack LLC	(464)	(4,200)
Loan made to Meadowlands Newmark LLC	(1,500)	—
Purchase of The Rustic Inn	(1,710)	—
Purchase leasehold rights	(114)	—
Net cash used in investing activities	(6,692)	(10,380)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	—	3,000
Principal payments on notes payable	(2,339)	(1,468)
Dividends paid	(3,281)	(2,433)
Proceeds from issuance of stock upon exercise of stock options	1,621	121
Excess tax benefits related to stock-based compensation	220	44
Distributions to non-controlling interests	(1,520)	(1,900)
Net cash used in financing activities	(5,299)	(2,636)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86)	43
CASH AND CASH EQUIVALENTS, Beginning of year	8,748	8,705
CASH AND CASH EQUIVALENTS, End of year	$8,662	$8,748
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$201	$62
Income taxes	$790	$379
Non-cash investing activity:
Tax benefit of purchase of member interests in subsidiary	$—	$1,080
Liquidation of non-controlling interests in discontinued operation	$—	$691
Conversion of intangible asset to note receivable	$—	$1,000
Non-cash financing activity:
Note payable in connection with purchase of The Rustic Inn	$6,000	$—
Accrued dividend	$844	$814

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 27, 2014, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 20 restaurants and bars, 21 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

The Company operates five restaurants in New York City, three in Washington, D.C., six in Las Vegas, Nevada, three in Atlantic City, New Jersey, one at the Foxwoods Resort Casino in Ledyard, Connecticut, one in Boston, Massachusetts and one in Dania Beach, Florida. The Las Vegas operations include four restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and six food court concepts; one bar within the Venetian Casino Resort as well as two food court concepts; and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant and a bar in the Resorts Atlantic City Hotel and Casino and a restaurant and bar at the Tropicana Hotel and Casino. The operation at the Foxwoods Resort Casino consists of one fast food concept and a restaurant. In Boston, Massachusetts, the Company operates a restaurant in the Faneuil Hall Marketplace. The Florida operations include five fast food facilities in Tampa, Florida, seven fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino and a restaurant in Dania Beach, Florida which was acquired on February 24, 2014.

Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.

Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 27, 2014 and September 28, 2013 included 52 weeks.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include allowances for potential bad debts on receivables, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and other matters. Because of the uncertainty in such estimates, actual results may differ from these estimates.

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

For the years ended September 27, 2014 and September 28, 2013, the Company made purchases from one vendor that accounted for approximately 11% and 12%, respectively, of total purchases in each year.

Accounts Receivable — Accounts receivable is primarily comprised of normal business receivables such as credit card receivables that are paid off in a short period of time and amounts due from the hotel operators where the Company has a location, and are recorded when the products or services have been delivered. The Company reviews the collectability of its receivables on an ongoing basis, and provides for an allowance when it considers the entity unable to meet its obligation.

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

Fixed Assets — Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Estimated lives range from three to seven years for furniture, fixtures and equipment and up to 40 years for buildings and related improvements. Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 30 years. For leases with renewal periods at the Company’s option, if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major replacements and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheet and any resulting gain or loss is recognized in the Consolidated Statements of Income.

The Company includes in construction in progress improvements to restaurants that are under construction. Once the projects have been completed, the Company begins depreciating and amortizing the assets. Start-up costs incurred during the construction period of restaurants, including rental of premises, training and payroll, are expensed as incurred.

Intangible Assets — Intangible assets consist principally of purchased leasehold rights, operating rights and covenants not to compete. Costs associated with acquiring leases and subleases, principally purchased leasehold rights, and operating rights have been capitalized and are being amortized on the straight-line method based upon the initial terms of the applicable lease agreements. Covenants not to compete arising from restaurant acquisitions are amortized over the contractual period, typically five years.

Long-lived Assets — Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. No impairment charges were necessary for the years ended September 27, 2014 and September 28, 2013.

Goodwill and Trademarks — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 27, 2014, the Company performed a qualitative assessment of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 27, 2014. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

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

Defined Contribution Plans — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended September 27, 2014 and September 28, 2013, the Company did not make any contributions to the Plan.

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

Stock-based Compensation — The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the applicable vesting period using the straight-line method. Upon exercise of options, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.

During fiscal 2014, options to purchase 205,500 shares of common stock were granted at an exercise price of $22.50 per share and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. Such options had an aggregate grant date fair value of approximately $840,000. The Company did not grant any options during the fiscal year 2013. The Company generally issues new shares upon the exercise of employee stock options.

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

In August 2014, the FASB issued guidance that requires management to evaluate, at each annual and interim reporting period, the company’s ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2017 and is not expected to have a material effect on the Consolidated Financial Statements.

2.	CONSOLIDATION OF VARIABLE INTEREST ENTITIES

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

	September 27, 2014	September 28, 2013
	(in thousands)

Cash and cash equivalents	$584	$637
Accounts receivable	440	317
Inventories	19	16
Prepaid expenses and other current assets	173	176
Due from Ark Restaurants Corp. and affiliates (1)	105	157
Fixed assets - net	59	89
Other assets	71	71
Total assets	$1,451	$1,463
Accounts payable - trade	$58	$70
Accrued expenses and other current liabilities	179	140
Operating lease deferred credit	75	—
Total liabilities	312	210
Equity of variable interest entities	1,139	1,253
Total liabilities and equity	$1,451	$1,463

(1)	Amounts due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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
$7,710,000

The Consolidated Statements of Income for the year ended September 27, 2014 include revenues and operating income of approximately $8,753,000 and $1,301,000, respectively, related to The Rustic Inn. Transaction costs incurred in the amount of approximately $150,000 are included in general and administrative expenses in the Consolidated Statement of Income for the year ended September 27, 2014. The Company expects the Goodwill and indefinite life Trademarks to be deductible for tax purposes.

The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income for the years ended September 27, 2014 and September 28, 2013. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of The Rustic Inn occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	Year Ended
	September 27, 2014	September 28, 2013
	(in thousands, except per share amounts)

Total revenues	$144,430	$142,643
Net income	$5,254	$4,652
Net income per share - basic	$1.59	$1.43
Net income per share - diluted	$1.53	$1.38

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. The Company has the option to extend the lease through 2033. The Company is currently renovating the property, which is expected to cost approximately $750,000, and anticipates it will open during the first quarter of fiscal 2015.

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

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000. Under the terms of the agreement, the owner of the property was to construct the facility at their expense and the Company was to pay the owner an annual fee based on sales, as defined in the agreement. Since the owner had not delivered the facility to the Company within the specified timeframe, the parties executed a promissory note for repayment of the $1,000,000 exclusivity fee. The note bears interest at 4.0% per annum and the remaining principal balance is payable in 41 equal monthly installments of approximately $9,000. As of September 27, 2014, the outstanding balance of this note receivable was approximately $253,000.

6.	INVESTMENT IN NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6%. In addition to the Company’s ownership interest in NMR, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant. This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Balance Sheets at September 27, 2014 and September 28, 2013. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of September 27, 2014.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At September 27, 2014, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $266,000 at September 27, 2014 and is included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheet.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note is included in Other Assets in the Consolidated Balance Sheet at September 27, 2014.

7.	FIXED ASSETS

Fixed assets consist of the following:

	September 27, 2014	September 28, 2013
	(In thousands)

Land and building	$4,800	$—
Leasehold improvements	43,223	41,987
Furniture, fixtures and equipment	34,753	33,249
Construction in progress	266	—
	83,042	75,236
Less: accumulated depreciation and amortization	54,023	50,219

	$29,019	$25,017
F-13

Depreciation and amortization expense related to fixed assets for the years ended September 27, 2014 and September 28, 2013 was $4,596,000 and $4,295,000, respectively.

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. No impairment charges were necessary for the years ended September 27, 2014 and September 28, 2013.

8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 27, 2014	September 28, 2013
	(In thousands)

Purchased leasehold rights (a)	$2,337	$2,343
Noncompete agreements and other	213	283
	2,550	2,626

Less accumulated amortization	2,455	2,613

Total intangible assets	$95	$13

(a)	Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.

Amortization expense related to intangible assets for each of the years ended September 27, 2014 and September 28, 2013 was $23,000 and $8,000, respectively.

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 27,	September 28,
	2014	2013
	(In thousands)

Sales tax payable	$833	$783
Accrued wages and payroll related costs	1,532	1,435
Customer advance deposits	3,895	3,356
Accrued occupancy, gift cards and other operating expenses	4,076	3,701

	$10,336	$9,275
F-14

10.	NOTES PAYABLE

Treasury Stock Repurchase – On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, or a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012. As of September 27, 2014, the outstanding note payable balance was approximately $178,000.

Bank – On February 25, 2013, the Company issued a promissory note, secured by all assets of the Company, to a bank for $3,000,000. The note bore interest at LIBOR plus 3.0% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from this bank under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan bears interest at LIBOR plus 3.5% per annum and is payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. As of September 27, 2014, the outstanding balance of this note payable was approximately $7,140,000.

The loan agreement provides, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, and minimum annual net income amounts, and contains customary representations, warranties and affirmative covenants. The agreement also contains customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of September 27, 2014.

As of September 27, 2014, the aggregate amounts of notes payable maturing in the next five years are as follows:

2015	$1,794
2016	1,617
2017	1,617
2018	1,617
2019	673

$7,318

11.	COMMITMENTS AND CONTINGENCIES

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

As of September 27, 2014, future minimum lease payments under noncancelable leases are as follows:

Amount
Fiscal Year	(In thousands)

2015	$9,230
2016	8,840
2017	7,492
2018	5,620
2019	4,489
Thereafter	27,429

Total minimum payments	$63,100

In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of approximately $388,000 as security deposits under such leases.

Rent expense was approximately $13,686,000 and $14,117,000 for the fiscal years ended September 27, 2014 and September 28, 2013, respectively. Contingent rentals, included in rent expense, were approximately $4,903,000 and $4,811,000 for the fiscal years ended September 27, 2014 and September 28, 2013, respectively.

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

During the year ended September 27, 2014, options to purchase 205,500 shares of common stock at an exercise price of $22.50 per share were granted employees and directors of the Company. Such options are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to the remaining 50% commencing on the second anniversary of the date of grant. The grant date fair value of these stock options was $4.03 per share.

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

The following table summarizes stock option activity under all plans:

	2014				2013
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of year	623,100	$19.69	5.5 Years		648,100	$19.56

Options:
Granted	205,500	$22.50			—
Exercised	(124,439)	$13.29			(9,300)	$13.11
Canceled or expired	—				(15,700)	$17.87

Outstanding and expected to vest, end of year (a)	704,161	$21.66	5.7 Years	$2,350,258	623,100	$19.69	$3,264,802

Exercisable, end of year (a)	498,661	$21.31	4.1 Years	$2,350,258	503,950	$20.95	$2,396,199

Weighted average remaining contractual life	5.7 Years				5.5 Years

Shares available for future grant	40,000				248,500

(a)	Options become exercisable at various times and expire at various dates through 2024.

The following table summarizes information about stock options outstanding as of September 27, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)

$12.04	96,361	$12.04	4.6	96,361	$12.04	4.6
$14.40	175,800	$14.40	7.7	175,800	$14.40	7.7
$22.50	205,500	$22.50	9.7	—	$22.50	9.7
$29.60	136,500	$29.60	0.2	136,500	$29.60	0.2
$32.15	90,000	$32.15	2.2	90,000	$32.15	2.2

	704,161	$21.66	5.7	498,661	$21.31	4.1

Compensation cost charged to operations for the fiscal years ended September 27, 2014 and September 28, 2013 for share-based compensation programs was approximately $349,000 and $317,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Statements of Income.

As of September 27, 2014, there was approximately $713,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 1.75 years.

13.	INCOME TAXES

The provision for income taxes attributable to continuing operations consists of the following:

	Year Ended
	September 27, 2014	September 28, 2013
	(In thousands)

Current provision:
Federal	$2,029	$519
State and local	154	188
	2,183	707

Deferred benefit:
Federal	(169)	983
State and local	(239)	251
	(408)	1,234

	$1,775	$1,941

The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	September 27, 2014	September 28, 2013
	(In thousands)

Provision at Federal statutory rate (34% in 2014 and 2013)	$2,707	$2,398

State and local income taxes, net of tax benefits	(123)	265

Tax credits	(655)	(531)

Income attributable to non-controlling interest	(432)	(437)

Other	278	246

	$1,775	$1,941
F-18

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 27, 2014	September 28, 2013
	(In thousands)

Long-term deferred tax assets (liabilities):
State net operating loss carryforwards	$3,855	$3,665
Operating lease deferred credits	888	974
Depreciation and amortization	(10)	(464)
Deferred compensation	1,322	1,524
Partnership investments	(411)	(460)
Other	102	95

Total long-term deferred tax assets	5,746	5,334
Valuation allowance	(532)	(528)

Total net deferred tax assets	$5,214	$4,806

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The deferred tax valuation allowance of $532,000 and $528,000 as of September 27, 2014 and September 28, 2013, respectively, was attributable to state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	September 27,	September 28,
	2014	2013
	(In thousands)

Balance at beginning of year	$162	$209

Reductions due to settlements with taxing authorities	—	(31)
Reductions as a result of a lapse of the statute of limitations	—	(16)

Balance at end of year	$162	$162

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of September 27, 2014, the Company accrued approximately $116,000 of interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2011, 2012 and 2013 fiscal years remain subject to examination by the Internal Revenue Service. The 2010 through 2013 fiscal years generally remain subject to examination by most state and local tax authorities.

14.	OTHER INCOME

Other income consists of the following:

	Year Ended
	September 27, 2014	September 28, 2013
	(In thousands)

Licensing fees	$141	$79
Other rentals	215	5
Insurance proceeds	106	393
Other	26	31

	$488	$508

15.	INCOME PER SHARE OF COMMON STOCK

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended September 27, 2014 and September 28, 2013 follows:

	Net Income Attributable to Ark Restaurants Corp. (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)

Year ended September 27, 2014

Basic EPS	$4,915	3,296	$1.49
Stock options	—	134	(0.06)

Diluted EPS	$4,915	3,430	$1.43

Year ended September 28, 2013

Basic EPS	$3,825	3,246	$1.18
Stock options	—	125	(0.05)

Diluted EPS	$3,825	3,371	$1.13

For the year ended September 27, 2014, options to purchase 96,361 shares of common stock at a price of $12.04 and options to purchase 175,800 shares of common stock at a price of $14.40 were included in diluted earnings per share. Options to purchase 136,500 shares of common stock at a price of $29.60, options to purchase 90,000 shares of common stock at a price of $32.15 per share and options to purchase 205,500 shares of common stock at a price of $22.50 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

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

Employee receivables totaled approximately $399,000 and $346,000 at September 27, 2014 and September 28, 2013, respectively. Such amounts consist of loans that are payable on demand and bear interest at the minimum statutory rate (0.36% at September 27, 2014 and 0.16% at September 28, 2013).

17.	SUBSEQUENT EVENT

On December 15, 2014, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 9, 2015 to shareholders of record at the close of business on December 24, 2014.

******

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: December 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Weinstein	Chairman of the Board and Chief Executive Officer	December 24, 2014
(Michael Weinstein)

/s/ Vincent Pascal	Senior Vice President and Director	December 24, 2014
(Vincent Pascal)

/s/ Robert Stewart	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 24, 2014
(Robert Stewart)

/s/ Marcia Allen	Director	December 24, 2014
(Marcia Allen)

/s/ Steven Shulman	Director	December 24, 2014
(Steven Shulman)

/s/ Paul Gordon	Senior Vice President and Director	December 24, 2014
(Paul Gordon)

/s/ Bruce R. Lewin	Director	December 24, 2014
(Bruce R. Lewin)
/s/ Arthur Stainman	Director	December 24, 2014
(Arthur Stainman)
/s/ Stephen Novick	Director	December 24, 2014
(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004

10.4	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

10.5	Securities Purchase Agreement, by and between the Registrant and Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.6	Promissory Note, in the principal amount of $2,125,000, issued by the Company to Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.7	Promissory Note made by the Registrant to Bank Hapoalim B.M., issued as of February 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013.

10.8	Asset Purchase Agreement dated as of November 22, 2013 by and between W and O, Inc. and Ark Rustic Inn LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2013.

10.9	Amended and Restated Promissory Note made by the Company to Bank Hapoalim B.M., issued as of February 24, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.10	Term or Installment Loan Rider to Promissory Note to Bank Hapoalim B.M, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.
*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32	Section 1350 Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.