Form 10-Q
period 2014-12-27
ARK RESTAURANTS CORP
filed 2015-02-10
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at February 6, 2015
(Common stock, $.01 par value)	3,384,978

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 27, 2014 as may be updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Part I. Financial Information

Item 1.	Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	December 27, 2014	September 27, 2014
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $534 at December 27, 2014 and $584 at September 27, 2014 related to VIEs)	$8,285	$8,662
Accounts receivable (includes $334 at December 27, 2014 and $440 at September 27, 2014 related to VIEs)	2,187	3,016
Employee receivables	407	399
Inventories (includes $18 at December 27, 2014 and $19 at September 27, 2014 related to VIEs)	1,885	1,832
Prepaid expenses and other current assets (includes $173 at December 27, 2014 and September 27, 2014 related to VIEs)	1,278	1,491
Current portion of note receivable	25	25
Total current assets	14,067	15,425
FIXED ASSETS - Net (includes $56 at December 27, 2014 and $59 at September 27, 2014 related to VIEs)	28,675	29,019
NOTE RECEIVABLE, LESS CURRENT PORTION	106	228
INTANGIBLE ASSETS - Net	76	95
GOODWILL	6,813	6,813
TRADEMARKS	1,221	1,221
DEFERRED INCOME TAXES	5,214	5,214
OTHER ASSETS (includes $71 at December 27, 2014 and September 27, 2014 related to VIEs)	7,351	7,348
TOTAL ASSETS	$63,523	$65,363

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $64 at December 27, 2014 and $58 at September 27, 2014 related to VIEs)	$2,662	$2,592
Accrued expenses and other current liabilities (includes $198 at December 27, 2014 and $179 at September 27, 2014 related to VIEs)	9,186	10,336
Accrued income taxes	1,040	1,162
Dividend payable	845	844
Current portion of notes payable	1,751	1,794
Total current liabilities	15,484	16,728
OPERATING LEASE DEFERRED CREDIT (includes $76 at December 27, 2014 and $75 at September 27, 2014 related to VIEs)	4,114	4,219
NOTES PAYABLE, LESS CURRENT PORTION	5,120	5,524
TOTAL LIABILITIES	24,718	26,471

COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,736 shares at December 27, 2014 and 4,733 shares at September 27, 2014; outstanding, 3,380 shares at December 27, 2014 and 3,377 shares at September 27, 2014	47	47
Additional paid-in capital	25,323	25,167
Retained earnings	24,431	24,554
	49,801	49,768
Less treasury stock, at cost, of 1,356 shares at December 27, 2014 and September 27, 2014	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	36,581	36,548
NON-CONTROLLING INTERESTS	2,224	2,344
TOTAL EQUITY	38,805	38,892
TOTAL LIABILITIES AND EQUITY	$63,523	$65,363

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 27, 2014	December 28, 2013

REVENUES:
Food and beverage sales	$33,050	$31,756
Other revenue	309	382

Total revenues	33,359	32,138

COSTS AND EXPENSES:
Food and beverage cost of sales	8,747	7,854
Payroll expenses	10,855	10,478
Occupancy expenses	4,193	4,401
Other operating costs and expenses	4,240	4,207
General and administrative expenses	3,000	2,850
Depreciation and amortization	1,105	1,147

Total costs and expenses	32,140	30,937
OPERATING INCOME	1,219	1,201
OTHER (INCOME) EXPENSE:
Interest expense	68	19
Interest income	(11)	(7)
Other income, net	(57)	(66)
Total other income, net	—	(54)
INCOME BEFORE PROVISION FOR INCOME TAXES	1,219	1,255
Provision for income taxes	342	399
CONSOLIDATED NET INCOME	877	856
Net income attributable to non-controlling interests	(155)	(293)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$722	$563

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.21	$0.17
Diluted	$0.21	$0.17

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,378	3,256
Diluted	3,481	3,400

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
FOR THE 13 WEEKS ENDED DECEMBER 27, 2014 AND DECEMBER 28, 2013
(In Thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interests	Equity

BALANCE - September 28, 2013	4,610	$46	$22,978	$22,950	$(13,220)	$32,754	$2,594	$35,348

Net income	—	—	—	563	—	563	293	856
Exercise of stock options	3	—	38	—	—	38	—	38
Tax benefit on exercise of stock options	—	—	8	—	—	8	—	8
Stock-based compensation	—	—	80	—	—	80	—	80
Distributions to non-controlling interests	—	—	—	—	—	—	(246)	(246)
Accrued and paid dividends - $0.25 per share	—	—	—	(814)	—	(814)	—	(814)

BALANCE - December 28, 2013	4,613	$46	$23,104	$22,699	$(13,220)	$32,629	$2,641	$35,270

BALANCE - September 27, 2014	4,733	$47	$25,167	$24,554	$(13,220)	$36,548	$2,344	$38,892

Net income	—	—		722	—	722	155	877
Exercise of stock options	3	—	43	—	—	43	—	43
Tax benefit on exercise of stock options	—	—	8	—	—	8	—	8
Stock-based compensation	—	—	105	—	—	105	—	105
Distributions to non-controlling interests	—	—	—	—	—	—	(275)	(275)
Accrued and paid dividends - $0.25 per share	—	—	—	(845)	—	(845)	—	(845)

BALANCE - December 27, 2014	4,736	$47	$25,323	$24,431	$(13,220)	$36,581	$2,224	$38,805

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	13 Weeks Ended
	December 27, 2014	December 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$877	$856
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income taxes	—	(2)
Stock-based compensation	105	80
Depreciation and amortization	1,105	1,147
Operating lease deferred credit	(105)	(97)
Changes in operating assets and liabilities:
Accounts receivable	829	649
Inventories	(53)	(32)
Prepaid, refundable and accrued income taxes	(122)	359
Prepaid expenses and other current assets	213	(31)
Other assets	(3)	(6)
Accounts payable - trade	70	(889)
Accrued expenses and other liabilities	(1,150)	25
Net cash provided by operating activities	1,766	2,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(742)	(782)
Loans and advances made to employees	(58)	(151)
Payments received on employee receivables	50	42
Payments received on note receivable	122	38
Purchase of member interest in Meadowlands Newmark LLC	—	(464)
Purchase of The Rustic Inn	—	(500)
Net cash used in investing activities	(628)	(1,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(447)	(516)
Dividends paid	(844)	(814)
Proceeds from issuance of stock upon exercise of stock options	43	38
Excess tax benefits related to stock-based compensation	8	8
Distributions to non-controlling interests	(275)	(246)
Net cash used in financing activities	(1,515)	(1,530)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(377)	(1,288)
CASH AND CASH EQUIVALENTS, Beginning of period	8,662	8,748
CASH AND CASH EQUIVALENTS, End of period	$8,285	$7,460

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$68	$19
Income taxes	$458	$34
Non-cash financing activity:
Accrued dividend	$845	$814

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 27, 2014

(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of September 27, 2014, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 27, 2014. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

For the 13-week period ended December 27, 2014, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases. For the 13-week period ended December 28, 2013, the Company made purchases from one vendor that accounted for approximately 12% of total purchases.

SEGMENT REPORTING — As of December 27, 2014, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	December 27, 2014	September 27, 2014
	(in thousands)

Cash and cash equivalents	$534	$584
Accounts receivable	334	440
Inventories	18	19
Prepaid expenses and other current assets	173	173
Due from Ark Restaurants Corp. and affiliates (1)	92	105
Fixed assets - net	56	59
Other assets	71	71
Total assets	$1,278	$1,451

Accounts payable - trade	$64	$58
Accrued expenses and other current liabilities	198	179
Operating lease deferred credit	76	75
Total liabilities	338	312
Equity of variable interest entities	940	1,139
Total liabilities and equity	$1,278	$1,451

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

$7,710,000

The Consolidated Condensed Statements of Income for the 13 weeks ended December 27, 2014 include revenues and earnings of approximately $3,192,000 and $436,000, respectively, related to The Rustic Inn. The Company expects the Goodwill and indefinite life Trademarks to be deductible for tax purposes.

The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Income for the 13 weeks ended December 28, 2013. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of The Rustic Inn occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

Total revenues	$35,124
Net income	$597
Net income per share - basic	$0.18
Net income per share - diluted	$0.18

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. The Company has the option to extend the lease through 2033. Renovations to the property totaled approximately $750,000 and the restaurant opened the last week of January 2015.

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

On October 31, 2014, the Company’s lease at the Towers Deli located at the Venetian Casino Resort in Las Vegas, NV expired. The closure of this property did not result in a material charge.

On November 30, 2014, the Company’s lease at the Shake & Burger located at the Venetian Casino Resort in Las Vegas, NV expired. The closure of this property did not result in a material charge.

5.	NOTE RECEIVABLE

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000. Under the terms of the agreement, the owner of the property was to construct the facility at their expense and the Company was to pay the owner an annual fee based on sales, as defined in the agreement. Since the owner had not delivered the facility to the Company within the specified timeframe, the parties executed a promissory note for repayment of the $1,000,000 exclusivity fee. The note bears interest at 4.0% per annum and the remaining principal balance is payable in 38 equal monthly installments of approximately $9,000. As of December 27, 2014, the outstanding balance of this note receivable was approximately $131,000 as a result of prepayments.

6.	INVESTMENT IN NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC. In addition to the Company’s ownership interest in NMR through Meadowlands Newmark, LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, neither of which can be assured, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant. This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Condensed Balance Sheets at December 27, 2014 and September 27, 2014. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of December 27, 2014.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At December 27, 2014, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $266,000 at December 27, 2014 and is included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheet.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note is included in Other Assets in the Consolidated Condensed Balance Sheet at December 27, 2014.

7.	NOTES PAYABLE

Treasury Stock Repurchase – On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, for a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note, which was repaid in full in November 2014, bore interest at 0.19% per annum, and was payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012.

Bank – On February 25, 2013, the Company issued a promissory note, secured by all assets of the Company, to a bank for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from this bank under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan is payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. As of December 27, 2014, the outstanding balance of this note payable was approximately $6,871,000.

The loan agreement provides, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, and minimum annual net income amounts, and contains customary representations, warranties and affirmative covenants. The agreement also contains customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of December 27, 2014.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 27,	September 27,
	2014	2014
	(In thousands)

Sales tax payable	$867	$833
Accrued wages and payroll related costs	1,813	1,532
Customer advance deposits	2,654	3,895
Accrued occupancy, gift cards and other operating expenses	3,852	4,076

	$9,186	$10,336

9.	COMMITMENTS AND CONTINGENCIES

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

During the 13-week period ended December 27, 2014, options to purchase 136,500 shares of common stock at an exercise price of $29.60 per share expired unexercised.

A summary of stock option activity is presented below:

	2015
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	704,161	$21.66	5.5 Years

Options:
Granted	—
Exercised	(3,000)	$14.40
Canceled or expired	(136,500)	$29.60

Outstanding and expected to vest, end of period (a)	564,661	$19.77	6.8 Years	$2,227,278

Exercisable, end of period (a)	359,161	$18.21	5.3 Years	$2,227,278

Compensation cost charged to operations for the 13-week periods ended December 27, 2014 and December 28, 2013 was $105,000 and $80,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Income.

As of December 27, 2014, there was approximately $608,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 1.5 years.

11.	INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 13-week periods ended December 27, 2014 and December 28, 2013 reflect effective tax rates of approximately 28% and 32%, respectively.  The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

12.	INCOME PER SHARE OF COMMON STOCK

Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13-week period ended December 27, 2014, options to purchase 96,361 shares of common stock at an exercise price of $12.04 per share and options to purchase 175,800 shares of common stock at an exercise price $14.40 per share were included in diluted earnings per share. Options to purchase 136,500 shares of common stock at an exercise price of $29.60 per share, options to purchase 90,000 shares of common stock at an exercise price of $32.15 per share and options to purchase 205,500 shares of common stock at an exercise price of $22.50 per share were not included in diluted earnings per share as their impact was anti-dilutive.

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

On December 15, 2014, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 9, 2015 to shareholders of record at the close of business on December 26, 2014. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of December 27, 2014, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Income for the 13-weeks ended December 27, 2014 include revenues and earnings of approximately $3,192,000 and $436,000, respectively, related to The Rustic Inn.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended December 27, 2014 and December 28, 2013 included 13 weeks, respectively.

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

Results of Operations

The Company’s operating income for the 13 weeks ended December 27, 2014 was $1,219,000 as compared to $1,201,000 for the 13 weeks ended December 28, 2013. This increase resulted primarily from operating income of The Rustic Inn in Dania Beach, FL of $436,000 combined with a significant improvement in the performance of Clyde Frazier’s Wine and Dine, partially offset by a decrease in the usage of complimentaries by the ownership of the casinos and increased competition at our Florida properties and pre-opening losses in the amount of $200,000 at our new restaurant, The Rustic Inn in Jupiter, FL.

The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended December 27, 2014 and December 28, 2013, respectively:

	Year Ended		Variance
	December 27, 2014	December 28, 2013	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$33,050	$31,756	$1,294	4.1%
Other revenue	309	382	(73)	-19.1%
Total revenues	33,359	32,138	1,221	3.8%

COSTS AND EXPENSES:
Food and beverage cost of sales	8,747	7,854	893	11.4%
Payroll expenses	10,855	10,478	377	3.6%
Occupancy expenses	4,193	4,401	(208)	-4.7%
Other operating costs and expenses	4,240	4,207	33	0.8%
General and administrative expenses	3,000	2,850	150	5.3%
Depreciation and amortization	1,105	1,147	(42)	-3.7%
Total costs and expenses	32,140	30,937	1,203	3.9%
OPERATING INCOME	$1,219	$1,201	$18	1.5%

Revenues

During the Company’s 13-week period ended December 27, 2014, revenues increased 3.8% as compared to revenues in the 13-week period ended December 28, 2013. This increase resulted primarily from: (i) revenues related to The Rustic Inn in Dania Beach, FL, and (ii) strong catering revenues in New York partially offset by increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties combined with the closure of four properties in Las Vegas as a result of lease expirations (The Sporting House, Rialto Deli, Shake & Burger and Towers Deli) subsequent to 13-weeks ended December 28, 2013

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales decreased 1.8% during the first fiscal quarter of 2015 compared to the same period last year as follows:

	13 Weeks Ended		Variance
	December 27, 2014	December 28, 2013	$	%
	(in thousands)
Las Vegas	$11,152	$11,334	$(182)	-1.6%
New York	9,682	9,216	466	5.1%
Washington, DC	3,250	3,128	122	3.9%
Atlantic City, NJ	1,325	1,305	20	1.5%
Boston	970	964	6	0.6%
Connecticut	844	860	(16)	-1.9%
Florida	2,028	2,969	(941)	-31.7%
Same-store sales	29,251	29,776	$(525)	-1.8%
Other	3,799	1,980
Food and beverage sales	$33,050	$31,756

Same-store sales in Las Vegas (which exclude The Sporting House, Rialto Deli, Shake & Burger and Towers Deli properties as they were closed subsequent to the 13-weeks ended December 28, 2013) decreased 1.6% primarily as a result of the negative impact of additional room capacity without a corresponding increase in overall traffic. Same-store sales in New York increased 5.1%, primarily as a result of strong catering revenues. Same-store sales in Washington, DC increased 3.9% as a result of good weather conditions. Same-store sales in Atlantic City increased 1.5%, primarily due to increased traffic at properties in which we operate our restaurants. Same-store sales in Boston were flat as expected. Same-store sales in Connecticut decreased 1.9% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida (which exclude The Rustic Inn, which was acquired on February 24, 2014) decreased 31.7% due to a decrease in the usage of complimentaries by the ownership of the casinos where our properties are located and increased competition at one of our properties. Other food and beverage sales consist of sales related to The Rustic Inn, sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the period due to lease expiration and other closures.

Costs and Expenses

Costs and expenses from continuing operations for the 13-weeks ended December 27, 2014 and December 28, 2013 were as follows (in thousands):

	13 Weeks Ended December 27,	% to Total	13 Weeks Ended December 28,	% to Total	Increase (Decrease)
	2014	Revenues	2013	Revenues	$	%

Food and beverage cost of sales	$8,747	26.2%	$7,854	24.4%	$893	11.4%
Payroll expenses	10,855	32.5%	10,478	32.6%	377	3.6%
Occupancy expenses	4,193	12.6%	4,401	13.7%	(208)	-4.7%
Other operating costs and expenses	4,240	12.7%	4,207	13.1%	33	0.8%
General and administrative expenses	3,000	9.0%	2,850	8.9%	150	5.3%
Depreciation and amortization	1,105	3.3%	1,147	3.6%	(42)	-3.7%
	$32,140		$30,937		$1,203

Increases in food and beverage costs as a percentage of total revenues for the 13-weeks ended December 27, 2014 compared to the same period of last year are a result of higher food costs as a percentage of sales, particularly related to The Rustic Inn in Dania Beach, FL, a seafood restaurant which, consistent with the industry, operates at a higher food cost structure. Excluding the impact of these costs, food and beverage costs as a percentage of total revenues increased 0.4% for the 13-weeks ended December 27, 2014 compared to the same period of last year.

Payroll expenses as a percentage of total revenues for the 13-weeks ended December 27, 2014 were consistent with the same period of last year as expected.

Occupancy expenses as a percentage of total revenues for the 13-weeks ended December 27, 2014 decreased as compared to the same period of last year as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates (The Rustic Inn in Dania Beach, FL). Excluding the impact of The Rustic Inn in Dania Beach, FL, occupancy expenses as a percentage of total revenues were consistent with the same period of last year.

Other operating costs and expenses as a percentage of total revenues for the 13-weeks ended December 27, 2014 decreased as compared to the same period of last year as a result of fixed costs at properties where sales increased.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13-weeks ended December 27, 2014 were consistent, as expected, as compared to the same period of last year.

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 13-week periods ended December 27, 2014 and December 28, 2013 reflect effective tax rates of approximately 28% and 32%, respectively. The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of the inclusion of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash flow provided by operating activities for the 13-weeks ended December 27, 2014 was $1,766,000, compared to $2,059,000 for the same period of last year. This decrease was primarily attributable to changes in net working capital partially offset by an increase in operating income as discussed above.

Net cash used in investing activities for the 13-week period ended December 27, 2014 was $628,000 and resulted primarily from purchases of fixed assets at existing restaurants and improvements made at our new property, The Rustic Inn in Jupiter, FL, which was opened in the last week of January 2015.

Net cash used in investing activities for the 13-week period ended December 28, 2013 was $1,817,000 and resulted primarily from purchases of fixed assets at existing restaurants, an additional $464,000 investment in New Meadowlands Racetrack LLC and an initial payment of $500,000 related to our purchase of The Rustic Inn in Dania Beach, FL.

Net cash used in financing activities for the 13-week period ended December 27, 2014 of $1,515,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests.

Net cash used in financing activities for the 13-week period ended December 28, 2013 of $1,530,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests.

The Company had a working capital deficiency of $1,417,000 at December 27, 2014, as compared to a working capital deficiency of $1,303,000 at September 27, 2014. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On December 15, 2014, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 9, 2015 to shareholders of record at the close of business on December 26, 2014. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Recent Restaurant Expansion

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. The Company has the option to extend the lease through 2033. Renovations to the property totaled approximately $750,000 and the restaurant opened in the last week of January 2015.

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

On October 31, 2014, the Company’s lease at the Towers Deli located at the Venetian Casino Resort in Las Vegas, NV expired. The closure of this property did not result in a material charge.

On November 30, 2014, the Company’s lease at the Shake & Burger located at the Venetian Casino Resort in Las Vegas, NV expired. The closure of this property did not result in a material charge.

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

The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 27, 2014. There have been no significant changes to such policies during fiscal 2015 other than those disclosed in Note 1 to the Consolidated Condensed Financial Statements.

Recently Adopted and Issued Accounting Standards

See Note 1 to the Consolidated Condensed Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2015 and the expected dates of adoption and the anticipated impact on the Consolidated Condensed Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 27, 2014 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2014 (the “2014 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2014 Form 10-K. The risks described in the 2014 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

Date:	February 10, 2015

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 21 -