Form 10-Q
period 2015-03-28
ARK RESTAURANTS CORP
filed 2015-05-12
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at May 6, 2015
(Common stock, $.01 par value)	3,394,028

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	March 28, 2015	September 27, 2014
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $419 at March 28, 2015 and $584 at September 27, 2014 related to VIEs)	$6,203	$8,662
Accounts receivable (includes $395 at March 28, 2015 and $440 at September 27, 2014 related to VIEs)	2,737	3,016
Employee receivables	394	399
Inventories (includes $17 at March 28, 2015 and $19 at September 27, 2014 related to VIEs)	1,841	1,832
Prepaid expenses and other current assets (includes $166 at March 28, 2015 and $173 at September 27, 2014 related to VIEs)	1,747	1,491
Current portion of note receivable	—	25
Total current assets	12,922	15,425
FIXED ASSETS - Net (includes $54 at March 28, 2015 and $59 at September 27, 2014 related to VIEs)	28,164	29,019
NOTE RECEIVABLE, LESS CURRENT PORTION	—	228
INTANGIBLE ASSETS - Net	108	95
GOODWILL	6,813	6,813
TRADEMARKS	1,221	1,221
DEFERRED INCOME TAXES	5,217	5,214
OTHER ASSETS (includes $71 at March 28, 2015 and September 27, 2014 related to VIEs)	7,440	7,348
TOTAL ASSETS	$61,885	$65,363

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $72 at March 28, 2015 and $58 at September 27, 2014 related to VIEs)	$2,412	$2,592
Accrued expenses and other current liabilities (includes $238 at March 28, 2015 and $179 at September 27, 2014 related to VIEs)	10,196	10,336
Accrued income taxes	415	1,162
Dividend payable	847	844
Current portion of notes payable	1,617	1,794
Total current liabilities	15,487	16,728
OPERATING LEASE DEFERRED CREDIT (includes $78 at March 28, 2015 and $75 at September 27, 2014 related to VIEs)	4,008	4,219
NOTES PAYABLE, LESS CURRENT PORTION	4,715	5,524
TOTAL LIABILITIES	24,210	26,471
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,750 shares at March 28, 2015 and 4,733 shares at September 27, 2014; outstanding, 3,394 shares at March 28, 2015 and 3,377 shares at September 27, 2014	48	47
Additional paid-in capital	25,646	25,167
Retained earnings	23,002	24,554
	48,696	49,768
Less treasury stock, at cost, of 1,356 shares at March 28, 2015 and September 27, 2014	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	35,476	36,548
NON-CONTROLLING INTERESTS	2,199	2,344
TOTAL EQUITY	37,675	38,892
TOTAL LIABILITIES AND EQUITY	$61,885	$65,363

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
REVENUES:
Food and beverage sales	$31,213	$30,680	$64,262	$62,437
Other revenue	335	357	644	739
Total revenues	31,548	31,037	64,906	63,176

COSTS AND EXPENSES:
Food and beverage cost of sales	9,171	8,373	17,918	16,227
Payroll expenses	11,285	10,559	22,139	21,038
Occupancy expenses	3,823	4,154	8,016	8,555
Other operating costs and expenses	4,374	4,322	8,614	8,529
General and administrative expenses	2,431	2,374	5,431	5,223
Depreciation and amortization	1,098	1,106	2,203	2,253
Total costs and expenses	32,182	30,888	64,321	61,825
OPERATING INCOME (LOSS)	(634)	149	585	1,351
OTHER (INCOME) EXPENSE:
Interest expense	57	39	125	59
Interest income	(12)	(6)	(23)	(13)
Other income, net	(64)	(115)	(121)	(181)
Total other income, net	(19)	(82)	(19)	(135)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(615)	231	604	1,486
Provision (benefit) for income taxes	(173)	81	168	480
CONSOLIDATED NET INCOME (LOSS)	(442)	150	436	1,006
Net income attributable to non-controlling interests	(141)	(324)	(296)	(617)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(583)	$(174)	$140	$389
NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(0.17)	$(0.05)	$0.04	$0.12
Diluted	$(0.17)	$(0.05)	$0.04	$0.11
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,382	3,262	3,380	3,259
Diluted	3,382	3,262	3,490	3,405

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

FOR THE 13 WEEKS ENDED MARCH 28, 2015 AND MARCH 29, 2014

(In Thousands)

						Total Ark
						Restaurants
			Additional			Corp.	Non-
	Common Stock		Paid-In	Retained	Treasury	Shareholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interests	Equity
BALANCE - September 28, 2013	4,610	$46	$22,978	$22,950	$(13,220)	$32,754	$2,594	$35,348

Net income	—	—	—	389	—	389	617	1,006
Exercise of stock options	15	—	192	—	—	192	—	192
Tax benefit on exercise of stock options	—	—	34	—	—	34	—	34
Stock-based compensation	—	—	157	—	—	157	—	157
Distributions to non-controlling interests	—	—	—	—	—	—	(760)	(760)
Accrued and paid dividends - $0.50 per share	—	—	—	(1,632)	—	(1,632)	—	(1,632)

BALANCE - March 29, 2014	4,625	$46	$23,361	$21,707	$(13,220)	$31,894	$2,451	$34,345

BALANCE - September 27, 2014	4,733	$47	$25,167	$24,554	$(13,220)	$36,548	$2,344	$38,892

Net income	—	—		140	—	140	296	436
Exercise of stock options	17	1	217	—	—	218	—	218
Tax benefit on exercise of stock options	—	—	54	—	—	54	—	54
Stock-based compensation	—	—	208	—	—	208	—	208
Distributions to non-controlling interests	—	—	—	—	—	—	(441)	(441)
Accrued and paid dividends - $0.50 per share	—	—	—	(1,692)	—	(1,692)	—	(1,692)

BALANCE - March 28, 2015	4,750	$48	$25,646	$23,002	$(13,220)	$35,476	$2,199	$37,675

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	26 Weeks Ended
	March 28, 2015	March 29, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$436	$1,006
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income taxes	(3)	(3)
Stock-based compensation	208	157
Depreciation and amortization	2,203	2,253
Operating lease deferred credit	(211)	(191)
Changes in operating assets and liabilities:
Accounts receivable	279	24
Inventories	(9)	(46)
Prepaid, refundable and accrued income taxes	(747)	(97)
Prepaid expenses and other current assets	(256)	(335)
Other assets	(92)	(209)
Accounts payable - trade	(180)	266
Accrued expenses and other current liabilities	(140)	620
Net cash provided by operating activities	1,488	3,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,361)	(1,476)
Loans and advances made to employees	(87)	(168)
Payments received on employee receivables	92	79
Payments received on note receivable	253	277
Purchase of member interest in Meadowlands Newmark LLC	—	(464)
Purchase of The Rustic Inn	—	(1,710)
Net cash used in investing activities	(1,103)	(3,462)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(986)	(1,000)
Dividends paid	(1,689)	(1,630)
Proceeds from issuance of stock upon exercise of stock options	218	192
Excess tax benefits related to stock-based compensation	54	34
Distributions to non-controlling interests	(441)	(760)
Net cash used in financing activities	(2,844)	(3,164)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,459)	(3,181)
CASH AND CASH EQUIVALENTS, Beginning of period	8,662	8,748
CASH AND CASH EQUIVALENTS, End of period	$6,203	$5,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$125	$59
Income taxes	$866	$547
Non-cash financing activity:
Accrued dividend	$847	$816
Note payable in connection with the purchase of The Rustic Inn	$—	$6,000

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 28, 2015

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

The Company identified an immaterial error in previously issued financial statements related to an overstatement of its gift card liability in the amount of $224,000 ($161,000 net of tax or $0.05 per basic and diluted share for the 13 and 26-weeks ended March 28, 2015). The Company reviewed this accounting error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (“SAB 108”) and determined the impact of the error to be immaterial to any prior period’s presentation. The accompanying consolidated financial statements as of March 28, 2015 reflects the correction of the aforementioned immaterial error.

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

For the 26-week period ended March 28, 2015, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases. For the 26-week period ended March 29, 2014, the Company made purchases from two vendors that accounted for approximately 21% of total purchases. For the 13-week period ended March 28, 2015, the Company made purchases from one vendor that accounted for approximately 10% of total purchases. For the 13-week period ended March 29, 2014, the Company made purchases from two vendors that accounted for approximately 22% of total purchases.

SEGMENT REPORTING — As of March 28, 2015, the Company owned and operated 21 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING STANDARDS — In April 2014, the FASB issued new accounting guidance that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance became effective for annual reporting periods beginning on or after December 15, 2014 and is to be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In January 2015, the FASB issued guidance simplifying the income statement presentation by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments are effective for annual reporting periods, including interim periods within those reporting periods, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the annual reporting period. The Company does not believe this guidance will have a material impact on its Consolidated Financial Statements.

In February 2015, the FASB amended the consolidation standards for reporting entities that are required to evaluate whether they should consolidate certain legal entities. Under the new guidance, all legal entities are subject to reevaluation under the revised consolidation model. Specifically, the guidance (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act for registered money market funds. The amendments are effective for annual reporting periods, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	March 28, 2015	September 27, 2014
	(in thousands)

Cash and cash equivalents	$419	$584
Accounts receivable	395	440
Inventories	17	19
Prepaid expenses and other current assets	166	173
Due from Ark Restaurants Corp. and affiliates (1)	92	105
Fixed assets - net	54	59
Other assets	71	71
Total assets	$1,214	$1,451

Accounts payable - trade	$72	$58
Accrued expenses and other current liabilities	238	179
Operating lease deferred credit	78	75
Total liabilities	388	312
Equity of variable interest entities	826	1,139
Total liabilities and equity	$1,214	$1,451

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

$7,710,000

The Consolidated Condensed Statements of Operations for the 13-weeks ended March 28, 2015 include revenues and earnings of approximately $4,608,000 and $1,133,000, respectively, related to The Rustic Inn. The Consolidated Condensed Statements of Operations for the 26-weeks ended March 28, 2015 include revenues and earnings of approximately $7,800,000 and $1,569,000, respectively, related to The Rustic Inn. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Operations for the 13 and 26-weeks ended March 29, 2014. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of The Rustic Inn occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended March 29, 2014	26 Weeks Ended March 29, 2014
	(in thousands, except per share amounts)

Total revenues	$33,124	$68,249
Net income	$131	$728
Net income per share - basic	$0.04	$0.22
Net income per share - diluted	$0.04	$0.21

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. The Company has the option to extend the lease through 2033. Renovations to the property totaled approximately $750,000. The restaurant opened in the last week of January 2015 and, as a result, the Consolidated Condensed Statements of Operations for the 13 and 26-weeks ended March 28, 2015 include approximately $498,000 and $667,000 of pre-opening and early operating losses, respectively.

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

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000. Under the terms of the agreement, the owner of the property was to construct the facility at their expense and the Company was to pay the owner an annual fee based on sales, as defined in the agreement. Since the owner had not delivered the facility to the Company within the specified timeframe, the parties executed a promissory note for repayment of the $1,000,000 exclusivity fee. The note bears interest at 4.0% per annum and the remaining principal balance is payable in 38 equal monthly installments of approximately $9,000. As of March 28, 2015 the note had been repaid in full.

6.	INVESTMENT IN NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC. In addition to the Company’s ownership interest in NMR through Meadowlands Newmark, LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, neither of which can be assured, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant. This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Condensed Balance Sheets at March 28, 2015 and September 27, 2014. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of March 28, 2015.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At March 28, 2015, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $267,000 and $266,000 at March 28, 2015 and September 27, 2014, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amount of $1,522,954 is included in Other Assets in the Consolidated Condensed Balance Sheets at March 28, 2015 and September 27, 2014.

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

Bank – On February 25, 2013, the Company issued a promissory note, secured by all assets of the Company, to a bank for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from this bank under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan is payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. As of March 28, 2015, the outstanding balance of this note payable was approximately $6,332,000.

The loan agreement provides, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, and minimum annual net income amounts, and contains customary representations, warranties and affirmative covenants. The agreement also contains customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of March 28, 2015.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 28,	September 27,
	2015	2014
	(In thousands)

Sales tax payable	$1,091	$833
Accrued wages and payroll related costs	1,486	1,532
Customer advance deposits	3,638	3,895
Accrued occupancy and other operating expenses	3,981	4,076

	$10,196	$10,336

9.	COMMITMENTS AND CONTINGENCIES

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

A summary of stock option activity is presented below:

	2015
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	704,161	$21.66	5.5 Years

Options:
Granted	—
Exercised	(16,861)	$12.88
Canceled or expired	(136,500)	$29.60

Outstanding and expected to vest, end of period (a)	550,800	$19.96	6.5 Years	$2,098,659

Exercisable, end of period (a)	345,300	$18.44	5.0 Years	$2,098,659

Compensation cost charged to operations for the 26-week periods ended March 28, 2015 and March 29, 2014 was $208,000 and $157,000, respectively, and for the 13-week periods ended March 28, 2015 and March 29, 2014 was $103,000 and $78,000, respectively.. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Operations.

As of March 28, 2015, there was approximately $504,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 1.25 years.

11.	INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 26-week periods ended March 28, 2015 and March 29, 2014 reflect effective tax rates of approximately 28% and 32%, respectively.  The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the of tax credits, income from lower tax jurisdictions and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

12.	INCOME PER SHARE OF COMMON STOCK

Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13-week period ended March 28, 2015, options to purchase 85,500, 169,800, 205,500 and 90,000 shares of common stock at exercise prices of $12.04, $14.40, $22.50 and $32.15 per share, respectively, were not included in diluted earnings per share as their impact was anti-dilutive.

For the 26-week period ended March 28, 2015, options to purchase 85,500 shares of common stock at an exercise price of $12.04 per share and options to purchase 169,800 shares of common stock at an exercise price $14.40 per share were included in diluted earnings per share. Options to purchase 205,500 shares of common stock at an exercise price of $22.50 per share and options to purchase 90,000 shares of common stock at an exercise price of $32.15 per share were not included in diluted earnings per share as their impact was anti-dilutive.

For the 13-week period ended March 29, 2014, options to purchase 147,800, 233,726, 136,500 and 90,000 shares of common stock at exercise prices of $12.04, $14.40, $29.60 and $32.15 per share, respectively, were not included in diluted earnings per share as their impact was anti-dilutive.

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

On March 3, 2015, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on April 2, 2015 to shareholders of record at the close of business on March 16, 2015. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 28, 2015, the Company owned and operated 21 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Operations for the 13-weeks ended March 28, 2015 include revenues and earnings of approximately $4,608,000 and $1,133,000, respectively, related to The Rustic Inn. The Consolidated Condensed Statements of Operations for the 26-weeks ended March 28, 2015 include revenues and earnings of approximately $7,800,000 and $1,569,000, respectively, related to The Rustic Inn.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended March 28, 2015 and March 29, 2014 included 13 weeks, respectively.

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

Results of Operations

The Company’s operating loss for the 13 weeks ended March 28, 2015 was ($634,000) as compared to operating income of $149,000 for the 13 weeks ended March 29, 2014. This decrease resulted primarily from: (i) pre-opening and early operating losses in the amount of approximately $500,000 at our new restaurant, The Rustic Inn in Jupiter, FL, (ii) a decrease in the usage of complimentaries by the ownership of the casinos and increased competition at our Florida properties, and (iii) the closure of four properties in Las Vegas as a result of lease expirations (The Sporting House, Rialto Deli, Shake & Burger and Towers Deli) all subsequent to the 26-weeks ended March 29, 2014, partially offset by operating income of The Rustic Inn in Dania Beach, FL of $436,000 combined with a significant improvement in the performance of Clyde Frazier’s Wine and Dine.

The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended March 28, 2015 and March 29, 2014, respectively:

	13 Weeks Ended		Variance		26 Weeks Ended		Variance
	March 28, 2015	March 29, 2014	$	%	March 28, 2015	March 29, 2014	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$31,213	$30,680	$533	1.7%	$64,262	$62,437	$1,825	2.9%
Other revenue	335	357	(22)	-6.2%	644	739	(95)	-12.9%
Total revenues	31,548	31,037	511	1.6%	64,906	63,176	1,730	2.7%

COSTS AND EXPENSES:
Food and beverage cost of sales	9,171	8,373	798	9.5%	17,918	16,227	1,691	10.4%
Payroll expenses	11,285	10,559	726	6.9%	22,139	21,038	1,101	5.2%
Occupancy expenses	3,823	4,154	(331)	-8.0%	8,016	8,555	(539)	-6.3%
Other operating costs and expenses	4,374	4,322	52	1.2%	8,614	8,529	85	1.0%
General and administrative expenses	2,431	2,374	57	2.4%	5,431	5,223	208	4.0%
Depreciation and amortization	1,098	1,106	(8)	-0.7%	2,203	2,253	(50)	-2.2%
Total costs and expenses	32,182	30,888	1,294	4.2%	64,321	61,825	2,496	4.0%
OPERATING INCOME (LOSS)	$(634)	$149	$(783)	NM	$585	$1,351	$(766)	-56.7%

NM – not meaningful

Revenues

During the Company’s 13 and 26-week periods ended March 28, 2015, revenues increased 1.6% and 2.7% as compared to revenues in the 13 and 26-week periods ended March 29, 2014. This increase resulted primarily from: (i) revenues related to The Rustic Inn in Dania Beach, FL (which was acquired on February 24, 2014), (ii) revenues relate to The Rustic Inn in Jupiter Florida (“RI Jupiter”, which opened on January 28, 2015), and (ii) strong catering revenues in New York, partially offset by increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties combined with the closure of four properties in Las Vegas as a result of lease expirations (The Sporting House, Rialto Deli, Shake & Burger and Towers Deli) all subsequent to the 26-weeks ended March 29, 2014.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales decreased 6.1% during the second fiscal quarter of 2015 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	March 28, 2015	March 29, 2014	$	%
	(in thousands)

Las Vegas	$11,784	$12,626	$(842)	-6.7%
New York	5,710	5,681	29	0.5%
Washington, DC	1,966	2,118	(152)	-7.2%
Atlantic City, NJ	1,635	1,452	183	12.6%
Boston	513	607	(94)	-15.5%
Connecticut	890	957	(67)	-7.0%
Florida	4,357	5,149	(792)	-15.4%
Same-store sales	26,855	28,590	$(1,735)	-6.1%
Other	4,358	2,090
Food and beverage sales	$31,213	$30,680

Same-store sales in Las Vegas (which exclude The Sporting House, Rialto Deli, Shake & Burger and Towers Deli properties as they were closed subsequent to the 13-weeks ended March 29, 2014) decreased 6.7% primarily as a result of the negative impact of additional room capacity without a corresponding increase in overall traffic and increased competition. Same-store sales in New York increased 0.5%, primarily as a result of improved performance at Clyde Frazier’s Wine & Dine. Same-store sales in Washington, DC decreased 7.2% as a result of poor weather conditions. Same-store sales in Atlantic City increased 12.6%, primarily due to increased traffic at properties in which we operate our restaurants. Same-store sales in Boston decreased 15.5% as a result of poor weather conditions. Same-store sales in Connecticut decreased 7.0% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida (which include The Rustic Inn from the acquisition date of February 24, 2014) decreased 15.4% due to a decrease in the usage of complimentaries by the ownership of the casinos where our food court properties are located and increased competition at one of our food court properties. Other food and beverage sales consist of sales related to new restaurants opened during the applicable period (RI Jupiter) and sales related to properties that were closed due to lease expiration and other closures.

Costs and Expenses

Costs and expenses from continuing operations for the 13 and 26-weeks ended March 28, 2015 and March 29, 2014 were as follows (in thousands):

	13 Weeks		13 Weeks						26 Weeks
	Ended	%	Ended	%	Increase		26 Weeks Ended	% to	Ended	% to	Increase
	March 28,	to Total	March 29,	to Total	(Decrease)		March 28,	Total	March 29,	Total	(Decrease)
	2015	Revenues	2014	Revenues	$	%	2015	Revenues	2014	Revenues	$	%
Food and beverage cost of sales	$9,171	29.1%	$8,373	27.0%	$798	9.5%	$17,918	27.6%	$16,227	25.7%	$1,691	10.4%
Payroll expenses	11,285	35.8%	10,559	34.0%	726	6.9%	22,139	34.1%	21,038	33.3%	1,101	5.2%
Occupancy expenses	3,823	12.1%	4,154	13.4%	(331)	-8.0%	8,016	12.4%	8,555	13.5%	(539)	-6.3%
Other operating costs and expenses	4,374	13.9%	4,322	13.9%	52	1.2%	8,614	13.3%	8,529	13.5%	85	1.0%
General and administrative expenses	2,431	7.7%	2,374	7.6%	57	2.4%	5,431	8.4%	5,223	8.3%	208	4.0%
Depreciation and amortization	1,098	3.5%	1,106	3.6%	(8)	-0.7%	2,203	3.4%	2,253	3.6%	(50)	-2.2%
	$32,182		$30,888		$1,294		$64,321		$61,825		$2,496

Increases in food and beverage costs as a percentage of total revenues for the 13 and 26-weeks ended March 28, 2015 compared to the same period of last year are a result of higher food costs as a percentage of sales, particularly related to The Rustic Inn and

RI Jupiter, seafood restaurants which, consistent with the industry, operate at higher food cost structures. Excluding the impact of these costs, food and beverage costs as a percentage of total revenues in 2015 were consistent with the same periods of last year.

Payroll expenses as a percentage of total revenues for the 13 and 26-weeks ended March 28, 2015 increased primarily as a result of payroll incurred at our new restaurant RI Jupiter, which opened in January 2015.

Occupancy expenses as a percentage of total revenues for the 13 and 26-weeks ended March 28, 2015 decreased as compared to the same periods of last year as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates (The Rustic Inn). Excluding the impact of The Rustic Inn, occupancy expenses as a percentage of total revenues were consistent with the same periods of last year.

Other operating costs and expenses as a percentage of total revenues for the 13 and 26-weeks ended March 28, 2015 were consistent with the same periods of last year.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13 and 26-weeks ended March 28, 2015 were consistent, as expected, as compared to the same period of last year.

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 26-week periods ended March 28, 2015 and March 29, 2014 reflect effective tax rates of approximately 28% and 32%, respectively. . The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of tax credits, income from lower tax jurisdictions and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash flow provided by operating activities for the 26-weeks ended March 28, 2015 was $1,488,000, compared to $3,445,000 for the same period of last year. This decrease was primarily attributable to changes in net working capital combined with a decrease in operating income as discussed above.

Net cash used in investing activities for the 26-week period ended March 28, 2015 was $1,103,000 and resulted primarily from purchases of fixed assets at existing restaurants and improvements made at our new property, The Rustic Inn in Jupiter, FL, which was opened in the last week of January 2015.

Net cash used in investing activities for the 26-week period ended March 29, 2014 was $3,462,000 and resulted primarily from purchases of fixed assets at existing restaurants, an additional $464,000 investment in New Meadowlands Racetrack LLC and the cash portion of the purchase of The Rustic Inn in the amount of $1,710,000.

Net cash used in financing activities for the 26-week periods ended March 28, 2015 and March 29, 2014 of $2,844,000 and $3,164,000, respectively, resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests.

The Company had a working capital deficiency of $2,565,000 at March 28, 2015, as compared to a working capital deficiency of $1,303,000 at September 27, 2014. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On March 3, 2015, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on April 2, 2015 to shareholders of record at the close of business on March 16, 2015. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Recent Restaurant Expansion

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. The Company has the option to extend the lease through 2033. Renovations to the property totaled approximately $750,000. The restaurant opened in the last week of January 2015 and, as a result, the Consolidated Condensed Statements of Operations for the 13 and 26-weeks ended March 28, 2015 include approximately $498,000 and $667,000 of pre-opening and early operating losses, respectively.

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

The Company identified an immaterial error in previously issued financial statements related to an overstatement of its gift card liability in the amount of $224,000 ($161,000 net of tax or $0.05 per basic and diluted share for the 13 and 26-weeks ended March 28, 2015). The Company reviewed this accounting error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (“SAB 108”) and determined the impact of the error to be immaterial to any prior period’s presentation. The accompanying consolidated financial statements as of March 28, 2015 reflects the correction of the aforementioned immaterial error.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 28, 2015 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	May 12, 2015

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 20 -