Form 10-Q
period 2015-06-27
ARK RESTAURANTS CORP
filed 2015-08-06
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at August 4, 2015
(Common stock, $.01 par value)	3,405,528

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	June 27, 2015	September 27, 2014
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $595 at June 27, 2015 and $584 at September 27, 2014 related to VIEs)	$7,586	$8,662
Accounts receivable (includes $405 at June 27, 2015 and $440 at September 27, 2014 related to VIEs)	3,691	3,016
Employee receivables	375	399
Inventories (includes $17 at June 27, 2015 and $19 at September 27, 2014 related to VIEs)	1,896	1,832
Prepaid expenses and other current assets (includes $178 at June 27, 2015 and $173 at September 27, 2014 related to VIEs)	1,782	1,491
Current portion of note receivable	-	25
Total current assets	15,330	15,425
FIXED ASSETS - Net (includes $52 at June 27, 2015 and $59 at September 27, 2014 related to VIEs)	28,325	29,019
NOTE RECEIVABLE, LESS CURRENT PORTION	-	228
INTANGIBLE ASSETS - Net	103	95
GOODWILL	6,813	6,813
TRADEMARKS	1,221	1,221
DEFERRED INCOME TAXES	4,771	5,214
OTHER ASSETS (includes $71 at June 27, 2015 and September 27, 2014 related to VIEs)	7,628	7,348
TOTAL ASSETS	$64,191	$65,363
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $57 at June 27, 2015 and $58 at September 27, 2014 related to VIEs)	$2,626	$2,592
Accrued expenses and other current liabilities (includes $294 at June 27, 2015 and $179 at September 27, 2014 related to VIEs)	10,463	10,336
Accrued income taxes	928	1,162
Dividend payable	-	844
Current portion of notes payable	1,617	1,794
Total current liabilities	15,634	16,728
OPERATING LEASE DEFERRED CREDIT (includes $78 at June 27, 2015 and $75 at September 27, 2014 related to VIEs)	3,901	4,219
NOTES PAYABLE, LESS CURRENT PORTION	4,311	5,524
TOTAL LIABILITIES	23,846	26,471
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,761 shares at June 27, 2015 and 4,733 shares at September 27, 2014; outstanding, 3,405 shares at June 27, 2015 and 3,377 shares at September 27, 2014	48	47
Additional paid-in capital	25,929	25,167
Retained earnings	25,392	24,554
	51,369	49,768
Less treasury stock, at cost, of 1,356 shares at June 27, 2015 and September 27, 2014	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	38,149	36,548
NON-CONTROLLING INTERESTS	2,196	2,344
TOTAL EQUITY	40,345	38,892
TOTAL LIABILITIES AND EQUITY	$64,191	$65,363

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
REVENUES:
Food and beverage sales	$40,016	$38,746	$104,278	$101,183
Other revenue	359	364	1,004	1,103
Total revenues	40,375	39,110	105,282	102,286
COSTS AND EXPENSES:
Food and beverage cost of sales	10,573	10,738	28,491	26,965
Payroll expenses	12,019	11,952	34,158	32,989
Occupancy expenses	4,351	4,360	12,367	12,915
Other operating costs and expenses	4,858	4,989	13,473	13,518
General and administrative expenses	2,769	2,567	8,200	7,790
Depreciation and amortization	1,104	1,130	3,308	3,384
Total costs and expenses	35,674	35,736	99,997	97,561
OPERATING INCOME	4,701	3,374	5,285	4,725
OTHER (INCOME) EXPENSE:
Interest expense	81	102	206	161
Interest income	(12)	(7)	(35)	(20)
Other (income) expense, net	(42)	(121)	(164)	(302)
Total other (income) expense, net	27	(26)	7	(161)
INCOME BEFORE PROVISION FOR INCOME TAXES	4,674	3,400	5,278	4,886
Provision for income taxes	1,051	702	1,219	1,183
CONSOLIDATED NET INCOME	3,623	2,698	4,059	3,703
Net income attributable to non-controlling interests	(382)	(459)	(678)	(1,076)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$3,241	$2,239	$3,381	$2,627
NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.95	$0.68	$1.00	$0.80
Diluted	$0.92	$0.65	$0.97	$0.77
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,403	3,293	3,388	3,270
Diluted	3,517	3,429	3,500	3,413

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY
FOR THE 39 WEEKS ENDED JUNE 27, 2015 AND JUNE 28, 2014
(In Thousands)

	Common Stock		Additional Paid-In	Retained	Treasury	Total Ark Restaurants Corp. Shareholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Stock	Equity	Interests	Equity

BALANCE - September 28, 2013	4,610	$46	$22,978	$22,950	$(13,220)	$32,754	$2,594	$35,348

Net income	-	-	-	2,627	-	2,627	1,076	3,703
Exercise of stock options	110	1	1,445	-	-	1,446	-	1,446
Tax benefit on exercise of stock options	-	-	45	-	-	45	-	45
Stock-based compensation	-	-	244	-	-	244	-	244
Distributions to non-controlling interests	-	-	-	-	-	-	(1,181)	(1,181)
Accrued and paid dividends - $0.75 per share	-	-	-	(2,460)	-	(2,460)	-	(2,460)

BALANCE - June 28, 2014	4,720	$47	$24,712	$23,117	$(13,220)	$34,656	$2,489	$37,145

BALANCE - September 27, 2014	4,733	$47	$25,167	$24,554	$(13,220)	$36,548	$2,344	$38,892

Net income	-	-		3,381	-	3,381	678	4,059
Exercise of stock options	28	1	355	-	-	356	-	356
Tax benefit on exercise of stock options	-	-	94	-	-	94	-	94
Stock-based compensation	-	-	313	-	-	313	-	313
Distributions to non-controlling interests	-	-	-	-	-	-	(826)	(826)
Accrued and paid dividends - $0.75 per share	-	-	-	(2,543)	-	(2,543)	-	(2,543)

BALANCE - June 27, 2015	4,761	$48	$25,929	$25,392	$(13,220)	$38,149	$2,196	$40,345

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	39 Weeks Ended
	June 27, 2015	June 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$4,059	$3,703
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income taxes	443	(151)
Stock-based compensation	313	244
Depreciation and amortization	3,308	3,384
Operating lease deferred credit	(318)	(288)
Changes in operating assets and liabilities:
Accounts receivable	(675)	730
Inventories	(64)	(82)
Prepaid, refundable and accrued income taxes	(234)	653
Prepaid expenses and other current assets	(291)	(500)
Other assets	(169)	(305)
Accounts payable - trade	34	11
Accrued expenses and other current liabilities	127	405
Net cash provided by operating activities	6,533	7,804
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,622)	(2,710)
Loans and advances made to employees	(110)	(238)
Payments received on employee receivables	134	142
Payments received on note receivable	253	606
Purchase of member interest in Meadowlands Newmark LLC	(111)	(464)
Loan made to Meadowlands Newmark LLC	-	(1,500)
Purchase of The Rustic Inn	-	(1,710)
Net cash used in investing activities	(2,456)	(5,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,390)	(1,805)
Dividends paid	(3,387)	(2,445)
Proceeds from issuance of stock upon exercise of stock options	356	1,446
Excess tax benefits related to stock-based compensation	94	45
Distributions to non-controlling interests	(826)	(1,181)
Net cash used in financing activities	(5,153)	(3,940)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,076)	(2,010)
CASH AND CASH EQUIVALENTS, Beginning of period	8,662	8,748
CASH AND CASH EQUIVALENTS, End of period	$7,586	$6,738
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$183	$161
Income taxes	$917	$637
Non-cash financing activity:
Accrued dividend	$-	$829
Note payable in connection with the purchase of The Rustic Inn	$-	$6,000

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 27, 2015

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

During the quarter ended March 28, 2015, the Company identified an immaterial error in previously issued financial statements related to an overstatement of its gift card liability in the amount of $224,000 ($161,000 net of tax or $0.05 per basic and diluted share for the 13-weeks ended March 28, 2015). The Company reviewed this accounting error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (“SAB 108”) and determined the impact of the error to be immaterial to any prior period’s presentation. The accompanying consolidated financial statements as of June 27, 2015 reflects the correction of the aforementioned immaterial error.

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

For the 13 and 39-week periods ended June 27, 2015, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period. For the 13 and 39-week periods ended June 28, 2014, the Company made purchases from one vendor that accounted for approximately 11% and 11% of total purchases, respectively.

SEGMENT REPORTING — As of June 27, 2015, the Company owned and operated 21 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	June 27, 2015	September 27, 2014
	(in thousands)

Cash and cash equivalents	$595	$584
Accounts receivable	405	440
Inventories	17	19
Prepaid expenses and other current assets	178	173
Due from Ark Restaurants Corp. and affiliates (1)	103	105
Fixed assets - net	52	59
Other assets	71	71
Total assets	$1,421	$1,451
Accounts payable - trade	$57	$58
Accrued expenses and other current liabilities	294	179
Operating lease deferred credit	78	75
Total liabilities	429	312
Equity of variable interest entities	992	1,139
Total liabilities and equity	$1,421	$1,451

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

$7,710,000

The Consolidated Condensed Statements of Income for the 39-weeks ended June 27, 2015 include revenues and earnings of approximately $11,919,000 and $2,656,000, respectively, related to The Rustic Inn. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Income for the 39-weeks ended June 28, 2014 and includes the results of operations for The Rustic Inn for the period prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of The Rustic Inn occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

39 Weeks Ended June 28, 2014
(in thousands, except per share amounts)

Total revenues	$107,359
Net income	$2,966
Net income per share - basic	$0.91
Net income per share - diluted	$0.87

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. In June 2015, the Company exercised its option to extend the lease through December 31, 2023. The Company has additional options to extend the lease through 2033. Renovations to the property totaled approximately $750,000. The restaurant opened as The Rustic Inn in the last week of January 2015 and, as a result, the Consolidated Condensed Statements of Income for the 13 and 39-weeks ended June 27, 2015 include approximately $175,000 and $841,000 of pre-opening and early operating losses, respectively.

On March 27, 2015, the Company, through a wholly-owned subsidiary, entered into an agreement to operate a kiosk in Bryant Park, NY for the sale of food and beverages for an initial period expiring through March 31, 2020 with an option to extend the agreement for five additional years. Renovations totaled approximately $400,000 and the property opened in July 2015.

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

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000. Under the terms of the agreement, the owner of the property was to construct the facility at their expense and the Company was to pay the owner an annual fee based on sales, as defined in the agreement. Since the owner had not delivered the facility to the Company within the specified timeframe, the parties executed a promissory note for repayment of the $1,000,000 exclusivity fee. The note bears interest at 4.0% per annum and the remaining principal balance is payable in 38 equal monthly installments of approximately $9,000. The note was repaid in full in March 2015.

6.	INVESTMENT IN NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC. In June 2015, the Company invested an additional $111,000 as a result of a capital call bringing its total investment to $4,775,000.

In addition to the Company’s ownership interest in NMR through Meadowlands Newmark, LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, neither of which can be assured, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant. This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Condensed Balance Sheets at June 27, 2015 and September 27, 2014. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of June 27, 2015.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At June 27, 2015, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $267,000 and $266,000 at June 27, 2015 and September 27, 2014, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,555,303 and $1,522,954 are included in Other Assets in the Consolidated Condensed Balance Sheets at June 27, 2015 and September 27, 2014, respectively.

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

Bank – On February 25, 2013, the Company issued a promissory note, secured by all assets of the Company, to a bank for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from this bank under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan is payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. As of June 27, 2015, the outstanding balance of this note payable was approximately $5,928,000.

The loan agreement provides, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, and minimum annual net income amounts, and contains customary representations, warranties and affirmative covenants. The agreement also contains customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of June 27, 2015.

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 27,	September 27,
	2015	2014
	(In thousands)

Sales tax payable	$1,258	$833
Accrued wages and payroll related costs	1,760	1,532
Customer advance deposits	3,244	3,895
Accrued occupancy and other operating expenses	4,201	4,076

	$10,463	$10,336

9.	COMMITMENTS AND CONTINGENCIES

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

During the 39-week period ended June 27, 2015, options to purchase 136,500 shares of common stock at an exercise price of $29.60 per share expired unexercised.

A summary of stock option activity is presented below:

	2015
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	704,161	$21.66	5.7 Years
Options:
Granted	-
Exercised	(28,361)	$12.54
Canceled or expired	(136,500)	$29.60
Outstanding and expected to vest, end of period	539,300	$20.12	6.4 Years	$2,758,920
Exercisable, end of period	436,550	$14.27	5.8 Years	$2,758,920

Compensation cost charged to operations for the 39-week periods ended June 27, 2015 and June 28, 2014 was $313,000 and $244,000, respectively, and for the 13-week periods ended June 27, 2015 and June 28, 2014 was $105,000 and $87,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Income.

As of June 27, 2015, there was approximately $399,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately one year.

11.	INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 39-week periods ended June 27, 2015 and June 28, 2014 reflect effective tax rates of approximately 23% and 28%, respectively. The provision for income taxes for the 13 and 39-weeks ended June 27, 2015 includes a discrete benefit of approximately $130,000 relating primarily to the impact of various state tax law changes. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

The Company’s overall effective tax rate in the future will be affected by factors such as the utilization of state and local net operating loss carryforwards, the utilization of FICA tax credits and the mix of earnings by state taxing jurisdiction as Nevada does not impose a state income tax, as compared to the other major state and local jurisdictions in which the Company has operations.

12.	INCOME PER SHARE OF COMMON STOCK

Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13 and 39-week periods ended June 27, 2015, options to purchase 74,000 shares of common stock at an exercise price of $12.04 per share, options to purchase 169,800 shares of common stock at an exercise price of $14.40 per share and options to purchase 205,500 shares of common stock at an exercise price of $22.50 per share were included in diluted earnings per share. Options to purchase 90,000 shares of common stock at an exercise price of $32.15 were not included in diluted earnings per share as their impact was anti-dilutive.

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

On June 9, 2015, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on July 3, 2015 to shareholders of record at the close of business on June 19, 2015. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

14.	SUBSEQUENT EVENTS

On August 6, 2015, the Company, through a wholly-owned subsidiary, paid $543,550 (including a $143,550 security deposit) to assume the lease for an event space located in New York, NY. The assumed lease expires through March 31, 2026 with an option to extend the agreement for five additional years and provides for annual rent in the amount of approximately $300,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of June 27, 2015, the Company owned and operated 21 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Income for the 39-weeks ended June 27, 2015 include revenues and earnings of approximately $11,919,000 and $2,656,000, respectively, related to The Rustic Inn in Dania, FL.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended June 27, 2015 and June 28, 2014 included 13 weeks, respectively.

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

Results of Operations

The Company’s operating income for the 13 weeks ended June 27, 2015 was $4,701,000 as compared to $3,374,000 for the 13 weeks ended June 28, 2014. This increase resulted primarily from an improvement in operating income of $432,000 at The Rustic Inn in Dania Beach, FL, combined with strong performance across our other properties as a result of good weather conditions and strong catering revenues partially offset by operating losses in the amount of approximately $175,000 at our new restaurant, The Rustic Inn in Jupiter, FL.

The following table summarizes the significant components of the Company’s operating results for the 13 and 39-week periods ended June 27, 2015 and June 28, 2014, respectively:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	June 27, 2015	June 28, 2014	$	%	June 27, 2015	June 28, 2014	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$40,016	$38,746	$1,270	3.3%	$104,278	$101,183	$3,095	3.1%
Other revenue	359	364	(5)	-1.4%	1,004	1,103	(99)	-9.0%
Total revenues	40,375	39,110	1,265	3.2%	105,282	102,286	2,996	2.9%
COSTS AND EXPENSES:
Food and beverage cost of sales	10,573	10,738	(165)	-1.5%	28,491	26,965	1,526	5.7%
Payroll expenses	12,019	11,952	67	0.6%	34,158	32,989	1,169	3.5%
Occupancy expenses	4,351	4,360	(9)	-0.2%	12,367	12,915	(548)	-4.2%
Other operating costs and expenses	4,858	4,989	(131)	-2.6%	13,473	13,518	(45)	-0.3%
General and administrative expenses	2,769	2,567	202	7.9%	8,200	7,790	410	5.3%
Depreciation and amortization	1,104	1,130	(26)	-2.3%	3,308	3,384	(76)	-2.2%
Total costs and expenses	35,674	35,736	(62)	-0.2%	99,997	97,561	2,436	2.5%
OPERATING INCOME	$4,701	$3,374	$1,327	39.3%	$5,285	$4,725	$560	11.9%

Revenues

During the Company’s 13 and 39-week periods ended June 27, 2015, revenues increased 3.2% and 2.9% as compared to revenues in the 13 and 39-week periods ended June 28, 2014. This increase resulted primarily from: (i) revenues related to The Rustic Inn in Dania Beach, FL (which was acquired on February 24, 2014), (ii) revenues relate to The Rustic Inn in Jupiter Florida (“RI Jupiter”, which opened on January 28, 2015), and (ii) strong catering revenues in New York, partially offset by increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties combined with the closure of four properties in Las Vegas during the 39-weeks ended June 28, 2014 as a result of lease expirations (The Sporting House, Rialto Deli, Shake & Burger and Towers Deli).

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales increased 2.2% during the third fiscal quarter of 2015 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	June 27, 2015	June 28, 2014	$	%
	(in thousands)

Las Vegas	$11,657	$11,756	$(99)	-0.8%
New York	11,431	10,717	714	6.7%
Washington, DC	5,332	5,263	69	1.3%
Atlantic City, NJ	1,595	1,460	135	9.2%
Boston	1,060	1,081	(21)	-1.9%
Connecticut	856	876	(20)	-2.3%
Florida	6,219	6,189	30	0.5%
Same-store sales	38,150	37,342	$808	2.2%
Other	1,866	1,404
Food and beverage sales	$40,016	$38,746

Same-store sales in Las Vegas (which exclude The Sporting House, Rialto Deli, Shake & Burger and Towers Deli properties as they were closed prior to June 27, 2015) decreased 0.8% as compared to prior quarters. Same-store sales in New York increased 6.7%, primarily as a result of good weather conditions and strong catering revenues. Same-store sales in Washington, DC increased 1.3% as a result of good weather conditions. Same-store sales in Atlantic City increased 9.2%, primarily due to increased traffic at properties in which we operate our restaurants. Same-store sales in Boston and Connecticut were relatively flat. Same-store sales in Florida increased 0.5% reflecting an increase of $485,000 at The Rustic Inn in Dania, FL offset by a decrease in the usage of complimentaries by the ownership of the casinos where our food court properties are located and increased competition at one of our food court properties. Other food and beverage sales consist of sales related to new restaurants opened during the applicable period (RI Jupiter) and sales related to properties that were closed due to lease expiration and other closures.

Costs and Expenses

Costs and expenses from continuing operations for the 13 and 39-weeks ended June 27, 2015 and June 28, 2014 were as follows (in thousands):

	13 Weeks Ended June 27,	% to Total	13 Weeks Ended June 28,	% to Total	Increase (Decrease)		39 Weeks Ended June 27,	% to Total	39 Weeks Ended June 28,	% to Total	Increase (Decrease)
	2015	Revenues	2014	Revenues	$	%	2015	Revenues	2014	Revenues	$	%
Food and beverage cost of sales	$10,573	26.2%	$10,738	27.5%	$(165)	-1.5%	$28,491	27.1%	$26,965	26.4%	$1,526	5.7%
Payroll expenses	12,019	29.8%	11,952	30.6%	67	0.6%	34,158	32.4%	32,989	32.3%	1,169	3.5%
Occupancy expenses	4,351	10.8%	4,360	11.1%	(9)	-0.2%	12,367	11.7%	12,915	12.6%	(548)	-4.2%
Other operating costs and expenses	4,858	12.0%	4,989	12.8%	(131)	-2.6%	13,473	12.8%	13,518	13.2%	(45)	-0.3%
General and administrative expenses	2,769	6.9%	2,567	6.6%	202	7.9%	8,200	7.8%	7,790	7.6%	410	5.3%
Depreciation and amortization	1,104	2.7%	1,130	2.9%	(26)	-2.3%	3,308	3.1%	3,384	3.3%	(76)	-2.2%
	$35,674		$35,736		$(62)		$99,997		$97,561		$2,436

The decrease in food and beverage costs as a percentage of total revenues for the 13-weeks ended June 27, 2015 compared to the same period of last year is primarily the result of price increases. The increase in food and beverage costs as a percentage of total revenues for the 39-weeks ended June 27, 2015 compared to the same period of last year is the result of higher food costs as a percentage of sales related to The Rustic Inn and RI Jupiter, seafood restaurants which, consistent with the industry, operate at higher food cost structures partially offset by the factors discussed above. Excluding the impact of the increased costs associated with The Rustic Inn and RI Jupiter, food and beverage costs as a percentage of total revenues in 2015 were consistent with the same periods of last year.

Payroll expenses as a percentage of total revenues for the 13-weeks ended June 27, 2015 decreased primarily as a result of payroll incurred at closed properties in the same period of the prior year. Payroll expenses as a percentage of total revenues for the 39-weeks ended June 27, 2015 were consistent with the same period of the prior year as a result of decrease associated with closed properties offset by payroll at our new restaurant RI Jupiter, which opened in January 2015.

Occupancy expenses as a percentage of total revenues for the 13 and 39-weeks ended June 27, 2015 decreased as compared to the same periods of last year as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates (The Rustic Inn in Dania, FL). Excluding the impact of The Rustic Inn, occupancy expenses as a percentage of total revenues were consistent with the same periods of last year.

Other operating costs and expenses as a percentage of total revenues for the 13 and 39-weeks ended June 27, 2015 decreased as compared to the same period of fiscal 2014 as a result of fixed costs at properties where sales improved.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13 and 39-weeks ended June 27, 2015 were consistent, as expected, as compared to the same period of last year.

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 39-week periods ended June 27, 2015 and June 28, 2014 reflect effective tax rates of approximately 23% and 28%, respectively.  The provision for income taxes for the 13 and 39-weeks ended June 27, 2015 includes a discrete benefit of approximately $130,000 relating primarily to the impact of various state tax law changes. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

The Company’s overall effective tax rate in the future will be affected by factors such as the utilization of state and local net operating loss carryforwards, the utilization of FICA tax credits and the mix of earnings by state taxing jurisdiction as Nevada does not impose a  state income tax, as compared to the other major state and local jurisdictions in which the Company has operations.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations. We utilize cash generated from operations to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants we own; however, in recent years, we have utilized bank and other borrowings to finance specific transactions.

Net cash flow provided by operating activities for the 39-weeks ended June 27, 2015 was $6,533,000, compared to $7,804,000 for the same period of last year. This decrease was primarily attributable to changes in net working capital partially offset by an increase in operating income as discussed above.

Net cash used in investing activities for the 39-week period ended June 27, 2015 was $2,456,000 and resulted primarily from purchases of fixed assets at existing restaurants and improvements made at our new property, The Rustic Inn in Jupiter, FL, which was opened in the last week of January 2015.

Net cash used in investing activities for the 39-week period ended June 28, 2014 was $5,874,000 and resulted primarily from purchases of fixed assets at existing restaurants, an additional $464,000 investment in New Meadowlands Racetrack LLC, a $1,500,000 loan made to Meadowlands Newmark LLC and the cash portion of the purchase of The Rustic Inn in the amount of $1,710,000.

Net cash used in financing activities for the 39-week periods ended June 27, 2015 and June 28, 2014 of $5,153,000 and $3,940,000, respectively, resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, partially offset by proceeds from the exercise of stock options.

The Company had a working capital deficiency of $304,000 at June 27, 2015, as compared to a working capital deficiency of $1,303,000 at September 27, 2014. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On June 9, 2015, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company's common stock to be paid on July 3, 2015 to shareholders of record at the close of business on June 19, 2015. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Recent Restaurant Expansion

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. In June 2015, the Company exercised its option to extend the lease through December 31, 2023. The Company has additional options to extend the lease through 2033. Renovations to the property totaled approximately $750,000. The restaurant opened in the last week of January 2015 and, as a result, the Consolidated Condensed Statements of Income for the 13 and 39-weeks ended June 27, 2015 include approximately $175,000 and $841,000 of pre-opening and early operating losses, respectively.

On March 27, 2015, the Company, through a wholly-owned subsidiary, entered into an agreement to operate a kiosk in Bryant Park, NY for the sale of food and beverages for an initial period expiring through March 31, 2020 with an option to extend the agreement for five additional years. Renovations totaled approximately $400,000 and the property opened in July 2015.

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

During the quarter ended March 28. 2015, the Company identified an immaterial error in previously issued financial statements related to an overstatement of its gift card liability in the amount of $224,000 ($161,000 net of tax or $0.05 per basic and diluted share for the 13-weeks ended March 28, 2015). The Company reviewed this accounting error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (“SAB 108”) and determined the impact of the error to be immaterial to any prior period’s presentation. The accompanying consolidated financial statements as of June 27, 2015 reflect the correction of the aforementioned immaterial error.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 27, 2015 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 6, 2015

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 20 -