Form 10-K
period 2015-10-03
ARK RESTAURANTS CORP
filed 2015-12-30
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 3, 2015
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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of March 28, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $46,234,440.

At December 22, 2015, there were outstanding 3,418,128 shares of the Registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1) In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders filed within 120 days of October 3, 2015 or will be included in an amendment to this Form 10-K filed within 120 days of October 3, 2015.

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

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended October 3, 2015, we owned and/or operated 22 restaurants and bars, 19 fast food concepts and catering operations through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended October 3, 2015, six of our restaurant and bar facilities are located in New York City, three are located in Washington, D.C., six are located in Las Vegas, Nevada, three are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut, one is located in the Faneuil Hall Marketplace in Boston, Massachusetts and two are located on the east coast of Florida.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination properties intended to benefit from high patron traffic attributable to the uniqueness of the location. Most of our properties which have been opened in recent years are of the latter description. As of the fiscal year ended October 3, 2015, these include the operations at the 12 fast food facilities in Tampa, Florida and Hollywood, Florida (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); The Grill at Two Trees at the Foxwoods Resort Casino in Ledyard, Connecticut (2006); Durgin Park Restaurant and the Black Horse Tavern in the Faneuil Hall Marketplace in Boston, Massachusetts (2007); Yolos at the Planet Hollywood Resort and Casino in Las Vegas, Nevada (2007); Robert at the Museum of Arts & Design at Columbus Circle in Manhattan (2010); Broadway Burger Bar and Grill at the New York New York Hotel and Casino in Las Vegas, Nevada (2011); Clyde Frazier’s Wine and Dine in Manhattan (2012); Broadway Burger Bar and Grill in the Quarter at the Tropicana Hotel and Casino in Atlantic City, New Jersey (2013), The Rustic Inn in Dania Beach, Florida (2014) and The Rustic Inn in Jupiter, Florida (2015).

The names and themes of each of our restaurants are different except for our two Gallagher’s Steakhouse restaurants, two Broadway Burger Bar and Grill restaurants and two Rustic Inn restaurants. The menus in our restaurants are extensive, offering a wide variety of high-quality foods at generally moderate prices. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas, are open seven days a week and most serve lunch as well as dinner. A majority of our net sales are derived from dinner as opposed to lunch service.

While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

The following table sets forth the restaurant properties we lease, own and operate as of October 3, 2015:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Center Café(4)	Union Station Washington, D.C.	1989	4,000	200		2009

Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2017	(8)
3

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Canyon Road	First Avenue (between 76th and 77th Streets) New York, New York	1984	2,500	130		2024

Bryant Park Grill & Café(5)	Bryant Park New York, New York	1995	25,000	180	(820)	2025

America(6)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2023

Gallagher’s Steakhouse(6)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023

Gonzalez y Gonzalez(6)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2021

Village Eateries (6)(7)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2021

Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035

Thunder Grill	Union Station Washington, D.C.	1999	10,000	500		2019

V-Bar	Venetian Casino Resort Las Vegas, Nevada	2000	3,000	100		2015	(9)

Gallagher’s Steakhouse	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196		2020

Gallagher’s Burger Bar	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114		2020

The Grill at Two Trees	Foxwoods Resort Casino Ledyard, Connecticut	2006	3,359	101		2026
4

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Durgin Park Restaurant and the Black Horse Tavern	Faneuil Hall Marketplace Boston, Massachusetts	2007	18,500	575		2032

Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2027

Clyde Frazier’s Wine and Dine	Tenth Avenue (between 37th and 38th Streets) New York, New York	2012	10,000	250		2032

Broadway Burger Bar and Grill	Tropicana Hotel and Casino Atlantic City, New Jersey	2013	6,825	225		2033

The Rustic Inn	Dania Beach, Florida	2014	16,150	575	(75)	Owned

The Rustic Inn	Jupiter, Florida	2015	28,500	250	(200)	2033

Southwest Porch (10)	Bryant Park New York, New York	2015	2,240	0	(160)	2025

(1)	Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

(2)	Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.

(3)	Assumes the exercise of all of our available lease renewal options.

(4)	The lease for this location expired prior to October 2, 2010 and has been operating on a month-to-month basis with the consent of the landlord.

(5)	The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2019.

(6)	Includes two five-year renewal options exercisable by us if certain sales goals are achieved during the two year period prior to the exercise of the renewal option. Under the America lease, the sales goal is $6.0
5

million. Under the Gallagher’s Steakhouse lease the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level in excess of the minimum sales level required to exercise the renewal option for each respective restaurant.

(7)	We operate six small food court restaurants and one full-service restaurant in the Village Eateries food court at the New York-New York Hotel & Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.

(8)	We are currently in negotiations with the landlord to extend this lease through December 1, 2032 and expect the amended and restated lease to be signed in Q2 2016.

(9)	The lease for this location expired on November 30, 2015 and the property has been vacated.

(10)	This location is for a kiosk located at Bryant Park, New York, NY and all searing is outdoors.

(*)	Represents common area seating.
6

The following table sets forth our less than wholly-owned properties that are managed by us, which have been consolidated as of October 3, 2015 – see Notes 1 and 2 to the Consolidated Financial Statements:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

El Rio Grande (4)(5)	Third Avenue (between 38th and 39th Streets) New York, New York	1987	4,000	160		2024

Tampa Food Court(6)(7)	Hard Rock Hotel and Casino Tampa, Florida	2004	4,000	250	(*)	2029

Hollywood Food Court(6)(7)	Hard Rock Hotel and Casino Hollywood, Florida	2004	5,000	250	(*)	2029

Lucky Seven(6)	Foxwoods Resort Casino Ledyard, Connecticut	2006	4,825	4,000	(**)	2026

(1)	Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

(2)	Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.

(3)	Assumes the exercise of all our available lease renewal options.

(4)	Management fees earned, which have been eliminated in consolidation, are based on a percentage of cash flow of the restaurant.

(5)	We own a 19.2% interest in the partnership that owns El Rio Grande.

(6)	Management fees earned, which have been eliminated in consolidation, are based on a percentage of gross sales of the restaurant.

(7)	We own a 64.4% interest in the partnership that owns the Tampa and Hollywood Food Courts.

(*)	Represents common area seating.

(**)	Represents number of seats in the Bingo Hall.
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

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. In June 2015, the Company exercised its option to extend the lease through December 31, 2023. The Company has additional options to extend the lease through 2033. Renovations to the property totaled approximately $750,000. The restaurant opened as The Rustic Inn in the last week of January 2015 and, as a result, the Consolidated Statements of Income for the year ended October 3, 2015 include approximately $841,000 of pre-opening and early operating losses.

On March 27, 2015, the Company, through a wholly-owned subsidiary, entered into an agreement to operate a kiosk in Bryant Park, NY for the sale of food and beverages for an initial period expiring through March 31, 2020 with an option to extend the agreement for five additional years. Renovations totaled approximately $400,000 and the property opened in July 2015.

On July 24, 2015, the Company, through a wholly-owned subsidiary, paid $544,000 (including a $144,000 security deposit) to assume the lease for an event space located in New York, NY. The assumed lease expires through March 31, 2026 with an option to extend the agreement for five additional years and provides for annual rent in the amount of approximately $300,000.

On October 22, 2015, the Company, through its wholly-owned subsidiaries, Ark Shuckers, LLC, Ark Shuckers Real Estate, LLC, and Ark Island Beach Resort LLC, acquired the assets of Shuckers Inc., a restaurant and bar located at the Island Beach Resort in Jensen Beach, FL, and six condominium units (four of which house the restaurant and bar operations) and a management company that handles the rental pool for certain condominium units under lease with Island Beach Resort, Inc. The total purchase price was for $5,650,000 plus inventory. The acquisition will be accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $5,000,000 and cash from operations.

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

Investment in New Meadowlands Racetrack

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6%. In 2015, the Company invested an additional $222,000, as a result of capital calls, bringing its total investment to $4,886,000. In addition to the Company’s ownership interest in NMR, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant.

In conjunction with this investment, the Company, through a 98% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year.

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

Employees

At December 22, 2015, we employed 2,028 persons (including employees at managed facilities), 1,311 of whom were full-time employees, and 717 of whom were part-time employees; 48 of whom were headquarters personnel, 134 of whom were restaurant management personnel, 1,297 of whom were kitchen personnel and 549 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may adversely affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.

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
12

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

The success of the business of our restaurants located in Las Vegas, Nevada, Atlantic City, New Jersey, Tampa and Hollywood, Florida, and Ledyard, Connecticut is substantially dependent on the success of the casinos in which the Company operates in these locations to attract customers for themselves and for our restaurants. In particular, casinos in Atlantic City have experienced a significant decline in revenues in recent years as a result of the economic downturn, Hurricane Sandy in 2012, and the fact that numerous casinos have opened in other locations in the Eastern United States. Five of the twelve casinos in Atlantic City have closed. Although the Company did not operate any restaurants in the casinos that closed and the Company’s restaurants in Atlantic City actually experienced an increase in sales of approximately

10.7% from fiscal 2014 to fiscal 2015, the downturn affecting Atlantic City casinos and tourism in general could have a material adverse effect on our restaurants in the city.

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

There can be no assurance casino gambling will be approved at New Meadowlands Racetrack.

The Company has invested an aggregate of $4,886,000 in the New Meadowlands Racetrack (“NMR”) through its investment in Meadowlands Newmark, LLC, an existing member of NMR to which it has also loaned $1,500,000. The Company has the exclusive right to operate the food and beverage concessions in a casino at NMR if casino gambling is approved. No bill was introduced in 2015 to have it on the ballot for 2015. While legislation was introduced in December 2015 for a November 2016 referendum to approve two new casinos in Northern New Jersey, there can be no assurance this bill will pass, or that a referendum will be held in 2016, and that a casino will be approved at NMR with Meadowlands Newmark LLC granted the right to conduct gambling at such a casino.

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

We currently operate in seven regions, New York City, Washington, D.C., Las Vegas, Nevada, Florida, Atlantic City, New Jersey, Ledyard, Connecticut, and Boston, Massachusetts. As a result, we are particularly susceptible to adverse trends and economic conditions in these markets, including its labor market, which could have a negative impact on our profitability as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business, results of operations and financial condition, as could other regional occurrences such as acts of terrorism, local strikes, natural disasters or changes in laws or regulations.

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

We are dependent on information technology and any material failure in the operation or security of that technology or our ability to execute a comprehensive business continuity plan could impair our ability to efficiently operate our business.

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. A security breach or cyber-attack could include theft of credit card data or other personal information as well as our intellectual property. Significant capital investments might be required to remediate any problems.

Additionally, our corporate systems and processes and corporate support for our restaurant operations are handled primarily at our corporate office in New York. We have disaster recovery procedures and business continuity plans in place to address most events of a crisis nature and back up and off-site locations for recovery of electronic and other forms of data and information. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support restaurant operations and other breakdowns in normal communication and operating procedures that could have a material adverse effect on our financial condition, results of operation and exposure to administrative and other legal claims.

Failure to protect the integrity and security of individually identifiable data of our guests and teammates and confidential and proprietary information of the company could damage our reputation and expose us to loss of revenues and litigation.

We receive and maintain certain personal information about our guests and team members in our information technology systems, such as point-of-sale, web and mobile platforms. Additionally our systems contain proprietary and confidential information related to our business. Use of this information is regulated at the federal and state levels, as well as by certain third party contracts. If our or our business associates’ information systems are compromised as a result of a cyber-attack or other external or internal method, or we fail to comply with applicable laws and regulations, it could result in a violation of the laws and regulations, and an adverse and material impact on our reputation, operations, results of operations and financial condition. Such security breaches could also result in litigation or governmental investigation against us or the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack, failure or to have failed to properly respond to an incident. Like many other retail companies, we experience frequent attempts to compromise our systems but none have resulted in a material breach. As privacy and information security laws and regulations change or cyber risks evolve pertaining to data, we may incur additional costs in technology, third party services and personnel to remain in compliance and maintain systems designed to anticipate and prevent cyber-attacks. Our security frameworks prevent breaches of our systems and data loss, but these measures cannot provide assurance that we will be successful in preventing such breaches or data loss.

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

A substantial majority of our capital stock is held by a limited number of stockholders. Almost 50% of our common stock is beneficially owned by officers and directors of the Company. Accordingly, management and a few other stockholders have a strong influence on major decisions of corporate policy, and the outcome of any major transaction or other matters submitted to our stockholders, including, but not limited to, potential mergers, acquisitions and/or sale of substantially all assets or other corporate transactions, and amendments to our Amended and Restated Certificate of Incorporation. Stockholders other than these principal stockholders are therefore likely to have little influence on decisions regarding such matters. One such event occurred in February 2013 when the Company received an unsolicited proposal to purchase all of the capital stock of the Company. The Company rejected the offer after careful consideration including a review of the proposal with its independent financial and legal advisors.

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

Provisions of our certificate of incorporation and by-laws, as well as provisions of New York law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

--	The New York anti-takeover statute prevents any shareholder who acquires more than 20% of the Company’s capital stock from acquiring control of the Company for a five-year period, unless approved by the Board, which the Company did not approve in connection with the unsolicited takeover proposal in 2013 described above.

--	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect direct candidates; and

--	advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our restaurant facilities, with the exception of The Rustic Inn in Dania Beach, Florida, and our executive offices are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of October 3, 2015, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Years Lease Terms Expire	Number of Facilities

2016-2020	6
2021-2025	10
2026-2030	5
2031-2035	6
2036-2040	1

Our executive, administrative and clerical offices are located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York. Our lease for this office space expires in 2025.

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

Item 4.	Executive Officers of the Registrant

The following table sets forth the names and ages of our executive officers and all offices held by each person:

Name	Age	Positions and Offices

Michael Weinstein	72	Chairman and Chief Executive Officer
Robert Stewart	59	President and Chief Financial Officer
Vincent Pascal	72	Senior Vice President and Chief Operating Officer
Paul Gordon	64	Senior Vice President

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

Market for Our Common Stock

Our Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq Capital Market under the symbol “ARKR.” The high and low sale prices for our Common Stock from September 29, 2013 through October 3, 2015 are as follows:

Calendar 2013	Low	High

Fourth Quarter	$20.96	$22.10

Calendar 2014

First Quarter	21.23	22.52
Second Quarter	21.20	22.71
Third Quarter	21.14	23.21
Fourth Quarter	21.10	22.46

Calendar 2015

First Quarter	21.77	25.24
Second Quarter	24.26	26.99
Third Quarter	22.85	25.47

Dividend Policy

On December 4, 2013, February 28, 2014, June 4, 2014, September 5, 2014, December 15, 2014, March 3, 2015, June 9, 2015 and September 3, 2015 our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

During the year ended October 3, 2015, options to purchase 139,500 shares of common stock at a weighted average exercise price of $29.36 per share expired unexercised.

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at October 3, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	523,800	$20.29	43,000
Equity compensation plans not approved by shareholders[1]	None	N/A	None
Total	523,800	$20.29	43,000

Of the 523,800 options outstanding on October 3, 2015, 323,000 were held by the Company’s officers and directors.

(1)	The Company has no equity compensation plan that was not approved by shareholders.

Stock Performance Graph

The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing October 2, 2010 and ending October 3, 2015 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on October 2, 2010 and that all dividends paid by companies included in each index were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ark Restaurants Corp., the NASDAQ Composite Index,

and SIC Code 5812 - Eating & Drinking Places

* $100 invested on 10/2/10 in stock or 9/30/10 in index, including reinvestment of dividends. Index calculated on month-end basis.

	Cumulative Total Return
	10/2/10	10/1/11	9/29/12	9/28/13	9/27/14	10/3/15

Ark Restaurants Corp.	$100.00	$97.31	$132.21	$178.89	$193.66	$206.96
NASDAQ Composite	100.00	103.63	136.23	169.06	202.82	209.03
SIC Code 5812 - Eating & Drinking Places	100.00	121.39	144.34	175.22	182.09	221.05

Item 6.	Selected Consolidated Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of October 3, 2015, the Company owned and operated 22 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal year ended October 3, 2015 included 53 weeks and the fiscal year ended September 27, 2014 included 52 weeks.

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

Results of Operations

The Company’s operating income of $8,941,000 for the year ended October 3, 2015 increased 17.2% compared to operating income of $7,628,000 for the year ended September 27, 2014. This increase resulted primarily from: (i) an increase in operating income of The Rustic Inn in Dania Beach, Florida in the amount of $1,841,000, which was acquired on February 24, 2014, (ii) strong performance of our properties located in New York, NY and Washington, DC as a result of good weather conditions, and (iii) strong catering revenues, partially offset by operating losses in the amount of approximately $1,100,000 at our new restaurant, The Rustic Inn in Jupiter, FL combined with a decrease in the usage of complimentaries by the ownership of the casinos and increased competition at our Florida casino properties.

The following table summarizes the significant components of the Company’s operating results for the years ended October 3, 2015 and September 27, 2014, respectively:

	Year Ended		Variance
	October 3, 2015	September 27, 2014	$	%
	(in thousands)

REVENUES:
Food and beverage sales	$144,588	$137,895	$6,693	4.9%
Other revenue	1,275	1,462	(187)	-12.8%
Total revenues	145,863	139,357	6,506	4.7%
COSTS AND EXPENSES:
Food and beverage cost of sales	39,435	37,091	2,344	6.3%
Payroll expenses	46,903	44,427	2,476	5.6%
Occupancy expenses	16,790	17,388	(598)	-3.4%
Other operating costs and expenses	18,494	17,802	692	3.9%
General and administrative expenses	10,885	10,402	483	4.6%
Depreciation and amortization	4,415	4,619	(204)	-4.4%
Total costs and expenses	136,922	131,729	5,193	3.9%
OPERATING INCOME	$8,941	$7,628	$1,313	17.2%

Revenues

During the Company’s year ended October 3, 2015 (“fiscal 2015”), revenues increased 4.7% compared to the year ended September 27, 2014 (“fiscal 2014”). This increase resulted primarily from: (i) revenues related to The Rustic Inn’s in Dania Beach, FL and Jupiter Beach, FL for the period from their respective dates of acquisition, (ii) strong catering revenues in Washington, DC and New York, and (iii) good weather conditions in the Northeast, partially offset by increased competition and a decrease in the usage of complimentaries by the ownership of the casinos at our Florida properties and the closure of Rialto Deli and The Sporting House in the year ended September 27, 2014.

Food and Beverage Same-Store Sales

On a Company-wide basis, same store food and beverage sales increased 0.9% for the year ended October 3, 2015 as compared to the year ended September 27, 2014 as follows:

	Year Ended		Variance
	October 3, 2015	September 27, 2014	$	%
	(in thousands)

Las Vegas	$46,526	$46,882	$(356)	-0.8%
New York	38,156	36,134	2,022	5.6%
Washington, DC	15,441	15,096	345	2.3%
Atlantic City, NJ	6,620	5,979	641	10.7%
Boston	3,912	3,910	2	0.1%
Connecticut	3,571	3,685	(114)	-3.1%
Florida	18,572	19,925	(1,353)	-6.8%
Same store sales	132,798	131,611	$1,187	0.9%
Other	11,790	6,284
Food and beverage sales	$144,588	$137,895

Same-store sales in Las Vegas (which exclude The Sporting House, Rialto Deli, Shake & Burger and Towers Deli properties as they were closed prior to October 3, 2015) decreased 0.8%. Same-store sales in New York increased 5.6%, primarily as a result of good weather conditions and strong catering revenues. Same-store sales in Washington, DC increased 2.3% as a result of good weather conditions. Same-store sales in Atlantic City increased 10.7% primarily due to increased traffic at the properties in which we operate our restaurants. Same-store sales in Boston increased 0.1%. Same-store sales in Connecticut decreased 3.1% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida decreased 6.8% reflecting a decrease in the usage of complimentaries by the ownership of the casinos where our food court properties are located and increased competition at one of our food court properties partially offset by an increase of $903,000 at The Rustic Inn in Dania Beach, FL which was acquired on February 24, 2014. Other food and beverage sales consist of sales related to The Rustic Inn in Dania Beach, FL for the period prior to the date acquired and the comparable period of fiscal 2015, sales related to new restaurants opened during the applicable period and sales related to properties that were closed during the periods due to lease expiration and other closures.

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

Other Revenue

The decrease in Other Revenue for fiscal 2015 as compared to fiscal 2014 is primarily due to a decrease in purchase service fees.

Costs and Expenses

Costs and expenses for the years ended October 3, 2015 and September 27, 2014 were as follows (in thousands):

	Year Ended October 3,	% to Total	Year Ended September 27,	% to Total	Increase (Decrease)
	2015	Revenues	2014	Revenues	$	%
Food and beverage cost of sales	$39,435	27.0%	$37,091	26.6%	$2,344	6.3%
Payroll expenses	46,903	32.2%	44,427	31.9%	2,476	5.6%
Occupancy expenses	16,790	11.5%	17,388	12.5%	(598)	-3.4%
Other operating costs and expenses	18,494	12.7%	17,802	12.8%	692	3.9%
General and administrative expenses	10,885	7.5%	10,402	7.5%	483	4.6%
Depreciation and amortization	4,415	3.0%	4,619	3.3%	(204)	-4.4%
	$136,922		$131,729		$5,193

Increases in food and beverage costs as a percentage of total revenues for fiscal 2015 compared to fiscal 2014 are a result of higher food costs as a percentage of sales, particularly related to The Rustic Inn properties in Florida, seafood restaurants which, consistent with the industry, operate at a higher food cost structure. Excluding the impact of these costs, food and beverage costs as a percentage of total revenues decreased 0.4% for fiscal 2015 compared to fiscal 2014.

Payroll expenses as a percentage of total revenues for fiscal 2015 were consistent with fiscal 2014 as a result of a decrease associated with closed properties offset by payroll at The Rustic Inn in Jupiter, FL which opened in January 2015.

Occupancy expenses as a percentage of total revenues for the year ended October 3, 2015 decreased as compared to the year ended September 27, 2014 as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates (The Rustic Inn in Dania Beach, FL). Excluding the impact of The Rustic Inn, occupancy expenses as a percentage of total revenues were consistent.

Other operating costs and expenses as a percentage of total revenues for fiscal 2015 decreased slightly as compared to fiscal 2014 as a result of fixed costs at properties where sales improved.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for fiscal 2015 were consistent as compared to fiscal 2014.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and liabilities for uncertain tax positions reflect management’s best estimate of current and future taxes to be paid. We are subject to income tax in numerous state taxing jurisdictions. Significant judgement and estimates are required in the determination of consolidated income tax expense. The provision for income taxes reflects federal income taxes calculated on a consolidated basis and state and local income taxes which are calculated on a separate entity basis. Most of the restaurants we own or manage are owned or managed by a separate legal entity.

For state and local income tax purposes, certain losses incurred by a subsidiary may only be used to offset that subsidiary’s income, with the exception of the restaurants operating in the District of Columbia. Accordingly, our overall effective tax rate has varied depending on the level of income and losses incurred at individual subsidiaries.

Our overall effective tax rate in the future will be affected by factors such as income earned by our VIEs, mix of geographical income for state tax purposes as Nevada has no state income tax and our ability to utilize the level of losses incurred at our New York City facilities which cannot be consolidated for state and local tax purposes, pre-tax income earned outside of New York City and the utilization of state and local net operating loss carry forwards. Nevada has no state income tax and other states in which we operate have income tax rates substantially lower in comparison to New York. In order to utilize more effectively tax loss carry forwards at restaurants that were unprofitable, we have merged certain profitable subsidiaries with certain loss subsidiaries. During fiscal 2015, certain equity compensation awards expired unexercised. As such, the Company reversed the related deferred tax asset in the amount of approximately $548,000 as a charge to Additional Paid-in Capital as there was a sufficient pool of windfall tax benefit available.

The Revenue Reconciliation Act of 1993 provides tax credits to us for FICA taxes paid on tip income of restaurant service personnel. The net benefit to us was $810,000 and $655,000 in fiscal 2015 and 2014, respectively.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations. We utilize cash generated from operations to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants we own; however, in recent years, we have utilized bank and other borrowings to finance specific transactions.

Net cash flow provided by operating activities for fiscal 2015 was $11,301,000, compared to $11,905,000 for the prior year. This decrease was primarily attributable to changes in net working capital partially offset by an increase in operating income as discussed above.

Net cash used in investing activities for fiscal 2015 was $3,659,000 and resulted primarily from purchases of fixed assets at existing restaurants and improvements made at our new property, The Rustic Inn in Jupiter, FL, which was opened in the last week of January 2015.

Net cash used in investing activities for fiscal 2014 was $6,692,000 and resulted primarily from the purchases of fixed assets at existing restaurants, an additional $464,000 investment in New Meadowlands Racetrack LLC, a $1,500,000 loan made to Meadowlands Newmark LLC and the cash portion of the purchase of The Rustic Inn in the amount of $1,710,000.

Net cash used in financing activities for fiscal 2015 of $6,569,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests partially offset by the proceeds from the exercise of stock options.

Net cash used in financing activities for fiscal 2014 of $5,299,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests partially offset by the proceeds from the exercise of stock options.

The Company had working capital of $129,000 at October 3, 2015, as compared to a working capital deficiency of $1,303,000 at September 27, 2014. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On January 9, 2015, April 2, 2015, July 3, 2015 and October 2, 2015, the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors

Restaurant Expansion

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

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. In June 2015, the Company exercised its option to extend the lease through December 31, 2023. The Company has additional options to extend the lease through 2033. Renovations to the property totaled approximately $750,000. The restaurant opened as The Rustic Inn in the last week of January 2015 and, as a result, the Consolidated Statements of Income for the year ended October 3, 2015 include approximately $841,000 of pre-opening and early operating losses.

On March 27, 2015, the Company, through a wholly-owned subsidiary, entered into an agreement to operate a kiosk in Bryant Park, NY for the sale of food and beverages for an initial period expiring through March 31, 2020 with an option to extend the agreement for five additional years. Renovations totaled approximately $400,000 and the property opened in July 2015.

On July 24, 2015, the Company, through a wholly-owned subsidiary, paid $544,000 (including a $144,000 security deposit) to assume the lease for an event space located in New York, NY. The assumed lease expires through March 31, 2026 with an option to extend the agreement for five additional years and provides for annual rent in the amount of approximately $300,000.

On October 22, 2015, the Company, through its wholly-owned subsidiaries, Ark Shuckers, LLC, Ark Shuckers Real Estate, LLC, and Ark Island Beach Resort LLC, acquired the assets of Shuckers Inc., a restaurant and bar located at the Island Beach Resort in Jensen Beach, FL, and six condominium units (four of which house the restaurant and bar operations) and a management company that handles the rental pool for certain condominium units under lease with Island Beach Resort, Inc. The total purchase price was for $5,650,000 plus inventory. The acquisition will be accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $5,000,000 and cash from operations.

In connection with this transaction, the Company also entered into a Credit Agreement (the “Revolving Facility”) with Bank Hapoalim B.M. (the “Bank”) which expires on October 21, 2017. Borrowings under the Revolving Facility will be evidenced by a promissory note (the “Revolving Note”) in favor of the Bank in the amount of up to $10,000,000 and will be payable over five years with interest at an annual rate equal to LIBOR plus 3.5% per year. Borrowings under the Revolving Facility are secured by a senior secured interest in all of the Company’s and several of its subsidiaries’ personal and fixture property, but generally not in any directly held investment property or general intangibles.

On November 30, 2015, the Company’s lease at the V-Bar located at the Venetian Casino Resort in Las Vegas, NV expired. The closure of this property did not result in a material charge.

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

Investment in and Receivable from New Meadowlands Racetrack

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6%. In 2015, the Company invested an additional $222,000, as a result of capital calls, bringing its total investment to $4,886,000. In addition to the Company’s ownership interest in NMR, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant.

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

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. No impairment charges were necessary for the years ended October 3, 2015 and September 27, 2014.

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

Goodwill and Trademarks

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At October 3, 2015, the Company performed a qualitative assessment of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at October 3, 2015. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

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

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. During fiscal 2014, options to purchase 205,500 shares of common stock were granted and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. The Company did not grant any options during fiscal 2015. The Company generally issues new shares upon the exercise of employee stock options.

Recently Adopted and Issued Accounting Standards

See Note 1 of Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2015 and the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Recent Developments

See Note 17 of Notes to Consolidated Financial Statements for a description of recent developments that have occurred subsequent to October 3, 2015.

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

Evaluation of Disclosure Controls and Procedures.

As of October 3, 2015 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of October 3, 2015. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of October 3, 2015 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of October 3, 2015.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the quarter ended October 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

See Part I, Item 4. “Executive Officers of the Registrant.” Other information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries (the “Company”) as of October 3, 2015 and September 27, 2014, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the two-year period ended October 3, 2015. Ark Restaurants Corp. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ark Restaurants Corp. and Subsidiaries as of October 3, 2015 and September 27, 2014, and their results of operations and cash flows for each of the years in the two-year period ended October 3, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

December 30, 2015

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	October 3, 2015	September 27, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $604 at October 3, 2015 and $584 at September 27, 2014 related to VIEs)	$9,735	$8,662
Accounts receivable (includes $303 at October 3, 2015 and $440 at September 27, 2014 related to VIEs)	3,221	3,016
Employee receivables	485	399
Inventories (includes $24 at October 3, 2015 and $19 at September 27, 2014 related to VIEs)	1,956	1,832
Prepaid expenses and other current assets (includes $216 at October 3, 2015 and $173 at September 27, 2014 related to VIEs)	2,365	1,491
Current portion of note receivable	—	25
Total current assets	17,762	15,425
FIXED ASSETS - Net (includes $40 at October 3, 2015 and $59 at September 27, 2014 related to VIEs)	27,804	29,019
NOTE RECEIVABLE, LESS CURRENT PORTION	—	228
INTANGIBLE ASSETS - Net	499	95
GOODWILL	6,813	6,813
TRADEMARKS	1,221	1,221
DEFERRED INCOME TAXES	4,453	5,214
INVESTMENT IN AND RECEIVABLE FROM NEW MEADWLANDS RACETRACK	6,453	6,187
OTHER ASSETS (includes $71 at October 3, 2015 and September 27, 2014 related to VIEs)	1,562	1,161
TOTAL ASSETS	$66,567	$65,363

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $81 at October 3, 2015 and $58 at September 27, 2014 related to VIEs)	$3,207	$2,592
Accrued expenses and other current liabilities (includes $131 at October 3, 2015 and $179 at September 27, 2014 related to VIEs)	10,332	10,336
Accrued income taxes	2,477	1,162
Dividend payable	—	844
Current portion of notes payable	1,617	1,794
Total current liabilities	17,633	16,728
OPERATING LEASE DEFERRED CREDIT (includes $81 at October 3, 2015 and $75 at September 27, 2014 related to VIEs)	3,796	4,219
NOTES PAYABLE, LESS CURRENT PORTION	3,907	5,524
TOTAL LIABILITIES	25,336	26,471
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,774 shares at October 3, 2015 and 4,733 shares at September 27, 2014; outstanding, 3,418 shares at October 3, 2015 and 3,377 shares at September 27, 2014	48	47
Additional paid-in capital	25,682	25,167
Retained earnings	26,548	24,554
	52,278	49,768
Less treasury stock, at cost, of 1,356 shares at October 3, 2015 and September 27, 2014	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	39,058	36,548
NON-CONTROLLING INTERESTS	2,173	2,344
TOTAL EQUITY	41,231	38,892
TOTAL LIABILITIES AND EQUITY	$66,567	$65,363

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended
	October 3, 2015	September 27, 2014
REVENUES:
Food and beverage sales	$144,588	$137,895
Other revenue	1,275	1,462
Total revenues	145,863	139,357

COSTS AND EXPENSES:
Food and beverage cost of sales	39,435	37,091
Payroll expenses	46,903	44,427
Occupancy expenses	16,790	17,388
Other operating costs and expenses	18,494	17,802
General and administrative expenses	10,885	10,402
Depreciation and amortization	4,415	4,619
Total costs and expenses	136,922	131,729
OPERATING INCOME	8,941	7,628
OTHER (INCOME) EXPENSE:
Interest expense	238	201
Interest income	(47)	(45)
Other (income) expense, net	(238)	(488)
Total other (income) expense, net	(47)	(332)
INCOME BEFORE PROVISION FOR INCOME TAXES	8,988	7,960
Provision for income taxes	2,596	1,775
CONSOLIDATED NET INCOME	6,392	6,185
Net income attributable to non-controlling interests	(1,002)	(1,270)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$5,390	$4,915

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$1.59	$1.49
Diluted	$1.54	$1.43

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,393	3,296
Diluted	3,509	3,430

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

YEARS ENDED OCTOBER 3, 2015 AND SEPTEMBER 27, 2014

(In Thousands)

			Additional			Total Ark Restaurants Corp.	Non-
	Common Stock		Paid-In	Retained		Shareholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Treasury Stock	Equity	Interests	Equity

BALANCE - September 28, 2013	4,610	$46	$22,978	$22,950	$(13,220)	$32,754	$2,594	$35,348

Net income	—	—	—	4,915	—	4,915	1,270	6,185
Exercise of stock options	123	1	1,620	—	—	1,621	—	1,621
Tax benefit on exercise of stock options	—	—	220	—	—	220	—	220
Stock-based compensation	—	—	349	—	—	349	—	349
Distributions to non-controlling interests	—	—	—	—	—	—	(1,520)	(1,520)
Accrued and paid dividends - $1.00 per share	—	—	—	(3,311)	—	(3,311)	—	(3,311)

BALANCE - September 27, 2014	4,733	$47	$25,167	$24,554	$(13,220)	$36,548	$2,344	$38,892

Net income	—	—		5,390	—	5,390	1,002	6,392
Exercise of stock options	41	1	524	—	—	525	—	525
Tax benefit on exercise of stock options	—	—	113	—	—	113	—	113
Stock-based compensation	—	—	426	—	—	426	—	426
Change in excess tax benefits from stock-based compensation	—	—	(548)	—	—	(548)		(548)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,173)	(1,173)
Accrued and paid dividends - $1.00 per share	—	—	—	(3,396)	—	(3,396)	—	(3,396)

BALANCE - October 3, 2015	4,774	$48	$25,682	$26,548	$(13,220)	$39,058	$2,173	$41,231

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	October 3, 2015	September 27, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$6,392	$6,185
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on closure of restaurants	—	9
Deferred income taxes	213	(408)
Stock-based compensation	426	349
Depreciation and amortization	4,415	4,619
Operating lease deferred credit	(423)	(387)
Excess tax benefits related to stock-based compensation	(113)	(220)
Changes in operating assets and liabilities:
Accounts receivable	(205)	(304)
Inventories	(124)	(43)
Prepaid, refundable and accrued income taxes	1,428	1,786
Prepaid expenses and other current assets	(874)	(290)
Other assets	(445)	(286)
Accounts payable - trade	615	(166)
Accrued expenses and other current liabilities	(4)	1,061
Net cash provided by operating activities	11,301	11,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,204)	(3,598)
Loans and advances made to employees	(247)	(261)
Payments received on employee receivables	161	208
Payments received on note receivable	253	747
Purchase of member interest in Meadowlands Newmark LLC	(222)	(464)
Loan made to Meadowlands Newmark LLC	—	(1,500)
Purchase of The Rustic Inn	—	(1,710)
Purchase of leasehold rights	(400)	(114)
Net cash used in investing activities	(3,659)	(6,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,794)	(2,339)
Dividends paid	(4,240)	(3,281)
Proceeds from issuance of stock upon exercise of stock options	525	1,621
Excess tax benefits related to stock-based compensation	113	220
Distributions to non-controlling interests	(1,173)	(1,520)
Net cash used in financing activities	(6,569)	(5,299)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,073	(86)
CASH AND CASH EQUIVALENTS, Beginning of year	8,662	8,748
CASH AND CASH EQUIVALENTS, End of year	$9,735	$8,662

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$238	$201
Income taxes	$956	$790
Non-cash financing activity:
Note payable in connection with the purchase of The Rustic Inn	$—	$6,000
Accrued dividend	$—	$844
Change in excess tax benefits from stock-based compensation	$(548)	$—

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of October 3, 2015, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 22 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

The Company operates six restaurants in New York City, three in Washington, D.C., six in Las Vegas, Nevada, three in Atlantic City, New Jersey, one at the Foxwoods Resort Casino in Ledyard, Connecticut, one in Boston, Massachusetts and two in Florida. The Las Vegas operations include four restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and six food court concepts; one bar within the Venetian Casino Resort; and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant and a bar in the Resorts Atlantic City Hotel and Casino and a restaurant and bar at the Tropicana Hotel and Casino. The operation at the Foxwoods Resort Casino consists of one fast food concept and a restaurant. In Boston, Massachusetts, the Company operates a restaurant in the Faneuil Hall Marketplace. The Florida operations include two Rustic Inn’s, one in Dania Beach and one in Jupiter, Florida, and the operation of five fast food facilities in Tampa, Florida and seven fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino.

Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.

During the quarter ended March 28, 2015, the Company identified an immaterial error in previously issued financial statements related to an overstatement of its gift card liability in the amount of $224,000 ($161,000 net of tax or $0.05 per basic and diluted share for year ended October 3, 2015). The Company reviewed this accounting error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (“SAB 108”) and determined the impact of the error to be immaterial to any prior period’s presentation. The accompanying consolidated financial statements as of October 3, 2015 reflect the correction of the aforementioned immaterial error.

Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal year ended October 3, 2015 included 53 weeks and the fiscal year ended September 27, 2014 included 52 weeks.

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

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. Accounts receivable are primarily comprised of normal business receivables such as credit card receivables that are paid off in a short period of time and amounts due from the hotel operators where the Company has a location, and are recorded when the products or services have been delivered. The Company reviews the collectability of its receivables on an ongoing basis, and provides for an allowance when it considers the entity unable to meet its obligation. The concentration of credit risk with respect to accounts receivable is generally limited due to the short payment terms extended by the Company and the number of customers comprising the Company’s customer base.

For the year ended October 3, 2015, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases. For the year ended September 27, 2014, the Company made purchases from one vendor that accounted for approximately 11% of total purchases.

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

The Company includes in construction in progress improvements to restaurants that are under construction or are undergoing substantial improvements. Once the projects have been completed, the Company begins depreciating and amortizing the assets. Start-up costs incurred during the construction period of restaurants, including rental of premises, training and payroll, are expensed as incurred.

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

Long-lived Assets — Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. No impairment charges were necessary for the years ended October 3, 2015 and September 27, 2014.

Goodwill and Trademarks — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At October 3, 2015, the Company performed a qualitative assessment of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at October 3, 2015. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

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

The Company offers customers the opportunity to purchase gift certificates. At the time of purchase by the customer, the Company records a gift certificate liability for the face value of the certificate purchased. The Company recognizes the revenue and reduces the gift certificate liability when the certificate is redeemed. The Company does not reduce its recorded liability for potential non-use of purchased gift cards. As of October 3, 2015, the total liability for gift cards, after adjustment as discussed above, in the amount of $143,826 is included in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheet.

Additionally, the Company presents sales tax on a net basis in its consolidated financial statements.

Occupancy Expenses — Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.

Defined Contribution Plan — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended October 3, 2015 and September 27, 2014, the Company did not make any contributions to the Plan.

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

During fiscal 2014, options to purchase 205,500 shares of common stock were granted at an exercise price of $22.50 per share and are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to an additional 50% commencing on the second anniversary of the date of grant. Such options had an aggregate grant date fair value of approximately $840,000. The Company did not grant any options during the fiscal year 2015. The Company generally issues new shares upon the exercise of employee stock options.

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

Recently Adopted Accounting Standards — In April 2014, the FASB issued new accounting guidance that changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. This guidance became effective for annual reporting periods beginning on or after December 15, 2014 and is to be applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards Not Yet Adopted — In May 2014, the FASB issued updated accounting guidance that provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. The pronouncement is effective for annual and interim reporting periods beginning after December

15, 2017. Early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the impact of the adoption of this guidance on its financial condition, results of operations or cash flows as well as the expected adoption method.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for public entities for fiscal years beginning after December 15, 2016, including interim periods within those years. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The new guidance has been adopted on a prospective basis by the Company for the fiscal year ended October 3, 2015.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	October 3, 2015	September 27, 2014
	(in thousands)

Cash and cash equivalents	$604	$584
Accounts receivable	303	440
Inventories	24	19
Prepaid expenses and other current assets	216	173
Due from Ark Restaurants Corp. and affiliates (1)	103	105
Fixed assets - net	40	59
Other assets	71	71
Total assets	$1,361	$1,451
Accounts payable - trade	$81	$58
Accrued expenses and other current liabilities	131	179
Operating lease deferred credit	81	75
Total liabilities	293	312
Equity of variable interest entities	1,068	1,139
Total liabilities and equity	$1,361	$1,451

(1)	Amounts due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income for the year ended September 27, 2014. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of The Rustic Inn occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

Year Ended September 27, 2014
(in thousands, except per share amounts)

Total revenues	$144,430
Net income	$5,254
Net income per share - basic	$1.59
Net income per share - diluted	$1.53

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. In June 2015, the Company exercised its option to extend the lease through December 31, 2023. The Company has additional options to extend the lease through 2033. Renovations to the property totaled approximately $750,000. The restaurant opened as The Rustic Inn in the last week of January 2015 and, as a result, the Consolidated Statement of Income for the year ended October 3, 2015 includes approximately $841,000 of pre-opening and early operating losses.

On March 27, 2015, the Company, through a wholly-owned subsidiary, entered into an agreement to operate a kiosk in Bryant Park, NY for the sale of food and beverages for an initial period expiring through March 31, 2020 with an option to extend the agreement for five additional years. Renovations totaled approximately $400,000 and the property opened in July 2015.

On July 24, 2015, the Company, through a wholly-owned subsidiary, paid $544,000 (including a $144,000 security deposit) to assume the lease for an event space located in New York, NY. The assumed lease expires through March 31, 2026 with an option to extend the agreement for five additional years and provides for annual rent in the amount of approximately $300,000.

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

On June 7, 2011, the Company entered into a 10-year exclusive agreement to manage a yet to be constructed restaurant and catering service at Basketball City in New York City in exchange for a fee of $1,000,000. Under the terms of the agreement, the owner of the property was to construct the facility at their expense and the Company was to pay the owner an annual fee based on sales, as defined in the agreement. Since the owner had not delivered the facility to the Company within the specified timeframe, the parties executed a promissory note for repayment of the $1,000,000 exclusivity fee. The note bore interest at 4.0% per annum and the remaining principal balance was payable in 41 equal monthly installments of approximately $9,000. The note was repaid in full in March 2015.

6.	INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC. In 2015, the Company invested an additional $222,000, as a result of capital calls, bringing its total investment to $4,886,000 with no change in ownership.

In addition to the Company’s ownership interest in NMR through Meadowlands Newmark, LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, neither of which can be assured, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant. This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Balance Sheets at October 3, 2015 and September 27, 2014. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was deemed necessary as of October 3, 2015.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At October 3, 2015, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $272,000 and $266,000 at October 3, 2015 and September 27, 2014, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,566,997 and $1,522,954, are included in Other Assets in the Consolidated Balance Sheets at October 3, 2015 and September 27, 2014, respectively.

7.	FIXED ASSETS

Fixed assets consist of the following:

	October 3, 2015	September 27, 2014
	(In thousands)

Land and building	$4,800	$4,800
Leasehold improvements	43,960	43,223
Furniture, fixtures and equipment	35,806	34,753
Construction in progress	27	266
	84,593	83,042
Less: accumulated depreciation and amortization	56,789	54,023

	$27,804	$29,019

Depreciation and amortization expense related to fixed assets for the years ended October 3, 2015 and September 27, 2014 was $4,399,000 and $4,596,000, respectively.

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. No impairment charges were necessary for the years ended October 3, 2015 and September 27, 2014.

8.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	October 3, 2015	September 27, 2014
	(In thousands)

Purchased leasehold rights (a)	$2,737	$2,337
Noncompete agreements and other	213	213
	2,950	2,550

Less accumulated amortization	2,451	2,455

Total intangible assets	$499	$95

(a)	Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.

Amortization expense related to intangible assets for the years ended October 3, 2015 and September 27, 2014 was $16,000 and $23,000, respectively.

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	October 3, 2015	September 27, 2014
	(In thousands)

Sales tax payable	$992	$833
Accrued wages and payroll related costs	1,832	1,532
Customer advance deposits	3,967	3,895
Accrued occupancy and other operating expenses	3,541	4,076

	$10,332	$10,336

10.	NOTES PAYABLE

Treasury Stock Repurchase – On December 12, 2011, the Company, in a private transaction, purchased 250,000 shares of its common stock at a price of $12.50 per share, or a total of $3,125,000. Upon the closing of the purchase, the Company paid the seller $1,000,000 in cash and issued an unsecured promissory note to the seller for $2,125,000. The note bears interest at 0.19% per annum, and is payable in 24 equal monthly installments of $88,541, commencing on December 1, 2012. The note was repaid in full in November 2014.

Bank – On February 25, 2013, the Company issued a promissory note, secured by all assets of the Company, to a bank for $3,000,000. The note bore interest at LIBOR plus 3.0% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from this bank under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan is payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. As of October 3, 2015, the outstanding balance of this note payable was approximately $5,524,000.

The loan agreement provides, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, and minimum annual net income amounts, and contains customary representations, warranties and affirmative covenants. The agreement also contains customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of October 3, 2015.

As of October 3, 2015, the aggregate amounts of notes payable maturities are as follows:

2016	$1,617
2017	1,617
2018	1,617
2019	673

$5,524

11.	COMMITMENTS AND CONTINGENCIES

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

As of October 3, 2015, future minimum lease payments under noncancelable leases are as follows:

Amount
Fiscal Year	(In thousands)

2016	$9,925
2017	10,127
2018	8,674
2019	7,576
2020	6,673
Thereafter	31,272

Total minimum payments	$74,247

In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of approximately $388,000 as security deposits under such leases.

Rent expense was approximately $13,055,000 and $13,686,000 for the fiscal years ended October 3, 2015 and September 27, 2014, respectively. Contingent rentals, included in rent expense, were approximately $4,211,000 and $4,903,000 for the fiscal years ended October 3, 2015 and September 27, 2014, respectively.

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

During the year ended October 3, 2015, options to purchase 136,500 shares of common stock at an exercise price of $29.60 per share expired unexercised and options to purchase 3,000 shares of common stock at an exercise price of $22.50 were cancelled. During the year ended September 27, 2014, options to purchase 205,500 shares of common stock at an exercise price of $22.50 per share were granted employees and directors of the Company. Such options are exercisable as to 50% of the shares commencing on the first anniversary of the date of grant and as to the remaining 50% commencing on the second anniversary of the date of grant. The grant date fair value of these stock options was $4.03 per share.

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

The following table summarizes stock option activity under all plans:

	2015			2014
		Weighted			Weighted
		Average	Aggregate		Average	Aggregate
		Exercise	Intrinsic		Exercise	Intrinsic
	Shares	Price	Value	Shares	Price	Value
Outstanding, beginning of year	704,161	$21.66		623,100	$19.69
Options:
Granted	—			205,500	$22.50
Exercised	(40,861)	$12.84		(124,439)	$13.29
Canceled or expired	(139,500)	$29.36		—
Outstanding and expected to vest, end of year (a)	523,800	$20.29	$2,242,140	704,161	$21.66	$2,350,258
Exercisable, end of year (a)	422,300	$19.76	$2,191,390	498,661	$21.31	$2,350,258
Weighted average remaining contractual life	5.5 Years			5.7 Years

Shares available for future grant	43,000			43,000

(a)	Options become exercisable at various times and expire at various dates through 2024.
F-17

Compensation cost charged to operations for the fiscal years ended October 3, 2015 and September 27, 2014 for share-based compensation programs was approximately $426,000 and $349,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Statements of Income.

As of October 3, 2015, there was approximately $287,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 0.75 years.

13.	INCOME TAXES

The provision for income taxes attributable to continuing operations consists of the following:

	Year Ended
	October 3, 2015	September 27, 2014
	(In thousands)

Current provision:
Federal	$1,684	$2,029
State and local	699	154
	2,383	2,183

Deferred benefit:
Federal	342	(169)
State and local	(129)	(239)
	213	(408)

	$2,596	$1,775

The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	October 3, 2015	September 27, 2014
	(In thousands)

Provision at Federal statutory rate (34% in 2015 and 2014)	$3,056	$2,707

State and local income taxes, net of tax benefits	346	(26)

Tax credits	(583)	(655)

Income attributable to non-controlling interest	(341)	(432)

Changes in tax rates	67	(97)

Other	51	278

	$2,596	$1,775
F-18

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 3, 2015	September 27, 2014
	(In thousands)

Long-term deferred tax assets (liabilities):
State net operating loss carryforwards	$3,069	$3,855
Operating lease deferred credits	793	888
Depreciation and amortization	259	(10)
Deferred compensation	794	1,322
Partnership investments	(220)	(411)
Other	(19)	102

Total long-term deferred tax assets	4,676	5,746
Valuation allowance	(223)	(532)
Total net deferred tax assets	$4,453	$5,214

In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecasts of future earnings and the duration of statutory carryforward periods. The Company recorded a valuation allowance of $223,000 and $532,000 as of October 3, 2015 and September 27, 2014, respectively, attributable to state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis. During fiscal 2015, the Company’s valuation allowance decreased by approximately $309,000 as the Company determined that certain state net operating losses became realizable on a more-likely-than-not basis.

As of October 3, 2015, the Company has New York State net operating losses of approximately $19,700,000 and New York City net operating loss carryforwards of approximately $17,700,000 that expire through fiscal 2036.

During fiscal 2015, certain equity compensation awards expired unexercised. As such, the Company reversed the related deferred tax asset in the amount of approximately $548,000 as a charge to Additional Paid-in Capital as there was a sufficient pool of windfall tax benefit available.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	October 3,	September 27,
	2015	2014
	(In thousands)

Balance at beginning of year	$162	$162

Additions based on tax positions taken in current and prior years	145	—

Balance at end of year	$307	$162
F-19

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of October 3, 2015, the Company accrued approximately $211,000 of interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2012 through 2015 fiscal years remain subject to examination by the Internal Revenue Service most state and local tax authorities.

14.	OTHER INCOME

Other income consists of the following:

	Year Ended
	October 3, 2015	September 27, 2014
	(In thousands)

Licensing fees	$185	$141
Other rentals	16	215
Insurance proceeds	—	106
Other	37	26

	$238	$488

15.	INCOME PER SHARE OF COMMON STOCK

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended October 3, 2015 and September 27, 2014 follows:

	Net Income Attributable to Ark Restaurants Corp. (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)

Year ended October 3, 2015

Basic EPS	$5,390	3,393	$1.59
Stock options	—	116	(0.05)

Diluted EPS	$5,390	3,509	$1.54

Year ended September 27, 2014

Basic EPS	$4,915	3,296	$1.49
Stock options	—	134	(0.06)

Diluted EPS	$4,915	3,430	$1.43
F-20

For the year ended October 3, 2015, options to purchase 66,000 shares of common stock at a price of $12.04, options to purchase 164,800 shares of common stock at a price of $14.40 and options to purchase 203,000 shares of common stock at a price of $22.50 per were included in diluted earnings per share. Options to purchase 90,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

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

Employee receivables totaled approximately $485,000 and $399,000 at October 3, 2015 and September 27, 2014, respectively. Such amounts consist of loans that are payable on demand and bear interest at the minimum statutory rate (0.54% at October 3, 2015 and 0.36% at September 27, 2014).

17.	SUBSEQUENT EVENTS

On October 22, 2015, the Company, through its wholly-owned subsidiaries, Ark Shuckers, LLC, Ark Shuckers Real Estate, LLC, and Ark Island Beach Resort LLC, acquired the assets of Shuckers Inc., a restaurant and bar located at the Island Beach Resort in Jensen Beach, FL, and six condominium units (four of which house the restaurant and bar operations) and a management company that handles the rental pool for certain condominium units under lease with Island Beach Resort, Inc. The total purchase price was for $5,650,000 plus inventory. The acquisition will be accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $5,000,000 and cash from operations.

In connection with this transaction, the Company also entered into a Credit Agreement (the “Revolving Facility”) with Bank Hapoalim B.M. (the “Bank”) which expires on October 21, 2017. Borrowings under the Revolving Facility will be evidenced by a promissory note (the “Revolving Note”) in favor of the Bank in the amount of up to $10,000,000 and will be payable over five years with interest at an annual rate equal to LIBOR plus 3.5% per year. Borrowings under the Revolving Facility are secured by a senior secured interest in all of the Company’s and several of its subsidiaries’ personal and fixture property, but generally not in any directly held investment property or general intangibles.

On November 30, 2015, the Company’s lease at the V-Bar located at the Venetian Casino Resort in Las Vegas, NV expired. The closure of this property did not result in a material charge.

On December 7, 2015, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 4, 2016 to shareholders of record at the close of business on December 18, 2015.

******

F-21

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: December 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Weinstein	Chairman of the Board	December 30, 2015
(Michael Weinstein)	and Chief Executive Officer

/s/ Vincent Pascal	Senior Vice President	December 30, 2015
(Vincent Pascal)	and Director

/s/ Robert Stewart	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 30, 2015
(Robert Stewart)

/s/ Marcia Allen	Director	December 30, 2015
(Marcia Allen)

/s/ Steven Shulman	Director	December 30, 2015
(Steven Shulman)

/s/ Paul Gordon	Senior Vice President	December 30, 2015
(Paul Gordon)	and Director

/s/ Bruce R. Lewin	Director	December 30, 2015
(Bruce R. Lewin)

/s/ Arthur Stainman	Director	December 30, 2015
(Arthur Stainman)

/s/ Stephen Novick	Director	December 30, 2015
(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004

10.4	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

10.5	Securities Purchase Agreement, by and between the Registrant and Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.6	Promissory Note, in the principal amount of $2,125,000, issued by the Company to Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.7	Promissory Note made by the Registrant to Bank Hapoalim B.M., issued as of February 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013.

10.8	Asset Purchase Agreement dated as of November 22, 2013 by and between W and O, Inc. and Ark Rustic Inn LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2013.

10.9	Amended and Restated Promissory Note made by the Company to Bank Hapoalim B.M., issued as of February 24, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.10	Term or Installment Loan Rider to Promissory Note to Bank Hapoalim B.M, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.11	Commercial Contract Agreement and Rider to Commercial Contract Agreement both dated as of August 10, 2015 by and between Ark Shuckers Real Estate LLC and D.C. Holding Company, Inc., incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.12	Restaurant Asset Purchase Agreement dated as of August 10, 2015 by and between Ark Shuckers LLC and Ocean Enterprises, Inc. incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.13	Management Purchase Agreement dated as of August 10, 2015 by and between Ark Island Beach Resort LLC and Island Beach Resort, Inc. incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.14	Credit Agreement (Term Facility) between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.15	Term Promissory Note issued by the Company in favor of Bank Hapoalim B.M. on October 21, 2015 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.16	Credit Agreement (Revolving Facility) and Form of Revolving Promissory Note between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.7 and 10.8 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32	Section 1350 Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.