Form 10-Q
period 2016-01-02
ARK RESTAURANTS CORP
filed 2016-02-16
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2016

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller
	reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at February 11, 2016
(Common stock, $.01 par value)	3,418,128

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015 as may be updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	January 2, 2016	October 3, 2015
	(unaudited)	(see Note 1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $295 at January 2, 2016 and $604 at October 3, 2015 related to VIEs)	$5,880	$9,735
Accounts receivable (includes $371 at January 2, 2016 and $303 at October 3, 2015 related to VIEs)	4,105	3,221
Employee receivables	506	485
Inventories (includes $24 at January 2, 2016 and October 3, 2015 related to VIEs)	2,001	1,956
Prepaid expenses and other current assets (includes $203 at January 2, 2016 and $216 at October 3, 2015 related to VIEs)	2,347	2,365
Total current assets	14,839	17,762
FIXED ASSETS - Net (includes $35 at January 2, 2016 and $40 at October 3, 2015 related to VIEs)	30,951	27,804
INTANGIBLE ASSETS - Net	840	499
GOODWILL	7,875	6,813
TRADEMARKS	1,371	1,221
DEFERRED INCOME TAXES	4,448	4,453
INVESTMENT IN AND RECEIVABLE FROM NEW MEADWLANDS RACETRACK	6,465	6,453
OTHER ASSETS (includes $71 at January 2, 2016 and October 3, 2015 related to VIEs)	1,451	1,562
TOTAL ASSETS	$68,240	$66,567

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $50 at January 2, 2016 and $81 at October 3, 2015 related to VIEs)	$3,070	$3,207
Accrued expenses and other current liabilities (includes $146 at January 2, 2016 and $131 at October 3, 2015 related to VIEs)	9,936	10,332
Accrued income taxes	1,164	2,477
Current portion of notes payable	2,571	1,617
Total current liabilities	16,741	17,633
OPERATING LEASE DEFERRED CREDIT (includes $79 at January 2, 2016 and $81 at October 3, 2015 related to VIEs)	3,678	3,796
NOTES PAYABLE, LESS CURRENT PORTION	7,260	3,907
TOTAL LIABILITIES	27,679	25,336
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 4,774 shares at January 2, 2016 and October 3, 2015; outstanding, 3,418 shares at January 2, 2016 and October 3, 2015	48	48
Additional paid-in capital	25,787	25,682
Retained earnings	26,014	26,548
	51,849	52,278

Less treasury stock, at cost, of 1,356 shares at January 2, 2016 and October 3, 2015	(13,220)	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	38,629	39,058
NON-CONTROLLING INTERESTS	1,932	2,173
TOTAL EQUITY	40,561	41,231
TOTAL LIABILITIES AND EQUITY	$68,240	$66,567

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	January 2, 2016	December 27, 2014
REVENUES:
Food and beverage sales	$35,750	$33,050
Other revenue	359	309
Total revenues	36,109	33,359

COSTS AND EXPENSES:
Food and beverage cost of sales	9,592	8,747
Payroll expenses	12,310	10,855
Occupancy expenses	4,545	4,193
Other operating costs and expenses	4,563	4,240
General and administrative expenses	3,328	3,000
Depreciation and amortization	1,138	1,105
Total costs and expenses	35,476	32,140
OPERATING INCOME	633	1,219
OTHER (INCOME) EXPENSE:
Interest expense	91	68
Interest income	(12)	(11)
Other (income) expense, net	(61)	(57)
Total other (income) expense, net	18	—
INCOME BEFORE PROVISION FOR INCOME TAXES	615	1,219
Provision for income taxes	139	342
CONSOLIDATED NET INCOME	476	877
Net income attributable to non-controlling interests	(155)	(155)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$321	$722

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.09	$0.21
Diluted	$0.09	$0.21

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,418	3,378
Diluted	3,517	3,481

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

FOR THE 13 WEEKS ENDED JANUARY 2, 2016 AND DECEMBER 27, 2014

(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In	Retained		Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Treasury Stock	Equity	Interests	Equity

BALANCE - September 27, 2014	4,733	$47	$25,167	$24,554	$(13,220)	$36,548	$2,344	$38,892

Net income	—	—	—	722	—	722	155	877
Exercise of stock options	3	—	43	—	—	43	—	43
Tax benefit on exercise of stock options	—	—	8	—	—	8	—	8
Stock-based compensation	—	—	105	—	—	105	—	105
Distributions to non-controlling interests	—	—	—	—	—	—	(275)	(275)
Dividends paid - $0.25 per share	—	—	—	(845)	—	(845)	—	(845)

BALANCE - December 27, 2014	4,736	$47	$25,323	$24,431	$(13,220)	$36,581	$2,224	$38,805

BALANCE - October 3, 2015	4,774	$48	$25,682	$26,548	$(13,220)	$39,058	$2,173	$41,231

Net income	—	—	—	321	—	321	155	476
Exercise of stock options	—	—	1	—	—	1	—	1
Stock-based compensation	—	—	104	—	—	104	—	104
Distributions to non-controlling interests	—	—	—	—	—	—	(396)	(396)
Dividends paid - $0.25 per share	—	—	—	(855)	—	(855)	—	(855)

BALANCE - January 2, 2016	4,774	$48	$25,787	$26,014	$(13,220)	$38,629	$1,932	$40,561

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	13 Weeks Ended
	January 2, 2016	December 27, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$476	$877
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Loss on closure of restaurants	16	—
Deferred income taxes	5	—
Stock-based compensation	104	105
Depreciation and amortization	1,138	1,105
Amortization of deferred financing costs	9
Operating lease deferred credit	(118)	(105)
Excess tax benefits related to stock-based compensation	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(884)	829
Inventories	22	(53)
Prepaid, refundable and accrued income taxes	(1,313)	(114)
Prepaid expenses and other current assets	109	213
Other assets	249	(3)
Accounts payable - trade	(137)	70
Accrued expenses and other current liabilities	(637)	(1,150)
Net cash provided by (used in) operating activities	(961)	1,766

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(204)	(742)
Loans and advances made to employees	(71)	(58)
Payments received on employee receivables	50	50
Payments received on note receivable	—	122
Purchase of Shuckers	(717)	—
Net cash used in investing activities	(942)	(628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(571)	(447)
Payment of debt financing costs	(131)	—
Dividends paid	(855)	(844)
Proceeds from issuance of stock upon exercise of stock options	1	43
Excess tax benefits related to stock-based compensation	—	8
Distributions to non-controlling interests	(396)	(275)
Net cash used in financing activities	(1,952)	(1,515)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,855)	(377)
CASH AND CASH EQUIVALENTS, Beginning of period	9,735	8,662
CASH AND CASH EQUIVALENTS, End of period	$5,880	$8,285

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$82	$68
Income taxes	$1,447	$458
Non-cash financing activity:
Note payable in connection with the purchase of Shuckers	$5,000	$—
Accrued dividend	$—	$845

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

January 2, 2016

(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of October 3, 2015, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended October 3, 2015. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair values of notes receivable and payable are determined using current applicable rates for similar instruments as of the consolidated condensed balance sheet date and approximate the carrying value of such debt.

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

CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. Accounts receivable are primarily comprised of normal business receivables, such as credit card receivables, that are paid off in a short period of time and amounts due from the hotel operators where the Company has a location, and are recorded when the products or services have been delivered. The Company reviews the collectability of its receivables on an ongoing basis, and provides for an allowance when it considers the entity unable to meet its obligation. The concentration of credit risk with respect to accounts receivable is generally limited due to the short payment terms extended by the Company and the number of customers comprising the Company’s customer base.

For the 13-week periods ended January 2, 2016 and December 27, 2014, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period.

SEGMENT REPORTING — As of January 2, 2016, the Company owned and operated 22 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING STANDARDS — In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-03, which changes the presentation of debt issuance costs in a reporting entity’s financial statements. Under this new guidance, debt issuance costs will be presented as a direct deduction from the related debt liability instead of an asset. This accounting change is consistent with the current presentation under GAAP for debt discounts and it also converges the guidance under GAAP with that in the International Financial Reporting Standards. Debt issuance costs will reduce the proceeds from debt borrowings in the statement of cash flows instead of being presented as a separate caption in the financing section of that statement. Amortization of debt issuance costs will continue to be reported as interest expense in the statement of income. This accounting update does not affect the current accounting guidance for the recognition and measurement of debt issuance costs. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for all entities for financial statements that have not been previously issued. This guidance has been adopted by the Company as of October 4, 2015 and did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The new guidance simplifies the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The new guidance has been adopted by the Company as of October 4, 2015 and did not have a material impact to our consolidated financial statements.

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance will require equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update will also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This guidance also changes the presentation and disclosure requirements for financial instruments as well as clarifying the guidance related to valuation allowance assessments when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for financial statements of fiscal years and interim periods that have not been issued. We are currently evaluating the impact of the adoption of ASU 2016-01.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	January 2, 2016	October 3, 2015
	(in thousands)

Cash and cash equivalents	$295	$604
Accounts receivable	371	303
Inventories	24	24
Prepaid expenses and other current assets	203	216
Due from Ark Restaurants Corp. and affiliates (1)	51	103
Fixed assets - net	35	40
Other assets	71	71
Total assets	$1,050	$1,361

Accounts payable - trade	$50	$81
Accrued expenses and other current liabilities	146	131
Operating lease deferred credit	79	81
Total liabilities	275	293
Equity of variable interest entities	775	1,068
Total liabilities and equity	$1,050	$1,361

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

3. RECENT RESTAURANT EXPANSION

On October 22, 2015, the Company, through its wholly-owned subsidiaries, Ark Shuckers, LLC and Ark Shuckers Real Estate, LLC, acquired the assets of Shuckers Inc. (“Shuckers”), a restaurant and bar located at the Island Beach Resort in Jensen Beach, FL, and six condominium units (four of which house the restaurant and bar operations). In addition, Ark Island Beach Resort LLC, a wholly-owned subsidiary of the Company, acquired Island Beach Resort Inc., a management company that administers a rental pool of certain condominium units under lease. The total purchase price was $5,717,000. The acquisition is accounted for as a business combination and was financed with a bank loan in the amount of $5,000,000 and cash from operations. A preliminary allocation of the fair values of the assets acquired, subject to final purchase accounting, is as follows:

Inventory	$67,000
Commercial condominium units	3,584,800
Residential condominium units	263,000
Furniture, fixtures and equipment	240,000
Trademarks	150,000
Customer list	200,000
Goodwill	1,212,200

$5,717,000

The Consolidated Condensed Statement of Income for the 13-weeks ended January 2, 2016 includes revenues and earnings of approximately $876,000 and $110,000, respectively, related to Shuckers. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Income for the 13-weeks ended January 2, 2016 and December 27, 2014 and includes the results of operations for Shuckers for the period prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Shuckers occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended
	January 2, 2016	December 27, 2014

Total revenues	$36,351	$34,398
Net income	$342	$897
Net income per share - basic	$0.10	$0.27
Net income per share - diluted	$0.10	$0.26

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. In June 2015, the Company exercised its option to extend the lease through December 31, 2023. The Company has additional options to extend the lease through 2033. Renovations to the property totaled approximately $750,000. The restaurant opened as The Rustic Inn in the last week of January 2015.

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

4. RECENT RESTAURANT DISPOSITIONS

Lease Expirations – On October 31, 2014, the Company’s lease at the Towers Deli located at the Venetian Casino Resort in Las Vegas, NV expired. The closure of this property did not result in a material charge.

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

In addition to the Company’s ownership interest in NMR through Meadowlands Newmark, LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, neither of which can be assured, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant. This investment has been accounted for based on the cost method. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of January 2, 2016.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At January 2, 2016, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $273,000 and $272,000 at January 2, 2016 and October 3, 2015, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note totaled $1,578,779 and $1,566,997 at January 2, 2016 and October 3, 2015, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	January 2,	October 3,
	2016	2015
	(In thousands)

Sales tax payable	$1,353	$992
Accrued wages and payroll related costs	1,841	1,832
Customer advance deposits	2,352	3,967
Accrued occupancy and other operating expenses	4,390	3,541

	$9,936	$10,332

7. NOTES PAYABLE - BANK

On February 25, 2013, the Company issued a promissory note to Bank Hapoalim B.M. (the “BHBM”) for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from BHBM under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan is payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. As of January 2, 2016, the outstanding balance of this note payable was approximately $5,119,000.

On October 22, 2015, in connection with the acquisition of Shuckers, the Company issued a promissory note to BHBM for $5,000,000. The note bears interest at LIBOR plus 3.5% per annum, and is payable in 60 equal monthly installments of $83,333, commencing on November 22, 2015. As of January 2, 2016, the outstanding balance of this note payable was approximately $4,834,000.

On October 22, 2015, in connection with the Shuckers transaction, the Company also entered into a Credit Agreement (the “Revolving Facility”) with BHBM which expires on October 21, 2017 and provides for total availability of the lesser of (i) $10,000,000 and (ii) $20,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility will be evidenced by a promissory note (the “Revolving Note”) in favor of BHBM and will be payable over five years with interest at an annual rate equal to LIBOR plus 3.5% per year. As of January 2, 2016, no additional amounts were outstanding under the Revolving Facility.

Deferred financing costs in connection with the Credit Agreement and Shuckers transactions in the amount of $130,585 are being amortized over the life of the agreements on a straight line basis. Amortization expense of $9,016 for the 13-weeks ended January 2, 2016 is included in interest expense.

Borrowings under the Revolving Facility, which includes both of the above promissory notes, are secured by all tangible and intangible personal property (including accounts, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contains customary representations, warranties and affirmative covenants. The agreements also contains customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of January 2, 2016.

8. COMMITMENTS AND CONTINGENCIES

Leases — The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2032. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurant’s sales in excess of stipulated amounts at such facility and in one instance based on profits.

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

A summary of stock option activity is presented below:

	2016
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	523,800	$20.29	6.1 Years
Options:
Granted	—
Exercised	(100)	$14.40
Canceled or expired	—
Outstanding and expected to vest, end of period	523,700	$20.29	5.9 Years	$2,341,031

Exercisable, end of period	422,200	$19.76	5.3 Years	$2,266,936

Compensation cost charged to operations for the 13-week periods ended January 2, 2016 and December 27, 2014 was $104,000 and $105,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Income.

As of January 2, 2016, there was approximately $183,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 0.5 years.

10. INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 13-week periods ended January 2, 2016 and December 27, 2014 reflect effective tax rates of approximately 23% and 28%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

For the 13-week period ended January 2, 2016, options to purchase 66,000 shares of common stock at an exercise price of $12.04 per share, options to purchase 164,700 shares of common stock at an exercise price of $14.40 per share and options to purchase 203,000 shares of common stock at an exercise price of $22.50 per share were included in diluted earnings per share. Options to purchase 90,000 shares of common stock at an exercise price of $32.15 were not included in diluted earnings per share as their impact was anti-dilutive.

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

12. DIVIDENDS

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

13. SUBSEQUENT EVENTS

On January 12, 2016, the Company entered into an Amended and Restated Lease for its Sequoia property in Washington D.C. extending the lease for 15 years through November 30, 2032 with one additional five year option. Annual rent under the new lease is approximately $1,200,000 increasing annually through expiration. Under the terms of the agreement, the property will be closed from January 1, 2017 through March 31, 2017 for renovation and reconcepting. The Company is currently developing the concept and design relating to the renovated space and estimates the total cost to be approximately $4,000,000 to $5,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of January 2, 2016, the Company owned and operated 22 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended January 2, 2016 and December 27, 2014 each included 13 weeks.

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

Results of Operations

The Company’s operating income for the 13 weeks ended January 2, 2016 was $633,000 as compared to $1,219,000 for the 13 weeks ended December 27, 2014. This decrease resulted primarily from: (i) transaction costs of approximately $120,000 incurred in connection with the purchase of Shuckers, (ii) the closure, due to lease expiration, of V Bar in November 2015 and Shake & Burger and Towers Deli during the first quarter of fiscal 2015, and (iii) higher than expected operating payrolls due to labor law changes, partially offset by operating income of $314,000 at Southwest Porch in Bryant Park, NY which was opened in July 2015 and $110,000 at Shuckers in Jensen Beach, FL which was acquired on October 22, 2015.

The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended January 2, 2016 and December 27, 2014, respectively:

	13 Weeks Ended		Variance
	January 2, 2016	December 27, 2014	$	%
	(in thousands)

REVENUES:
Food and beverage sales	$35,750	$33,050	$2,700	8.2%
Other revenue	359	309	50	16.2%
Total revenues	36,109	33,359	2,750	8.2%

COSTS AND EXPENSES:
Food and beverage cost of sales	9,592	8,747	845	9.7%
Payroll expenses	12,310	10,855	1,455	13.4%
Occupancy expenses	4,545	4,193	352	8.4%
Other operating costs and expenses	4,563	4,240	323	7.6%
General and administrative expenses	3,328	3,000	328	10.9%
Depreciation and amortization	1,138	1,105	33	3.0%
Total costs and expenses	35,476	32,140	3,336	10.4%

OPERATING INCOME	$633	$1,219	$(586)	-48.1%

Revenues

During the Company’s 13-week period ended January 2, 2016, revenues increased 8.2% as compared to revenues in the 13-week period ended December 27, 2014. This increase resulted primarily from: (i) revenues related to Shuckers in Jensen Beach, FL (which was acquired on October 22, 2015), (ii) revenues related to the Southwest Porch in Bryant Park, NY (which opened on July 1, 2015), and (iii) the same store sales increases discussed below, partially offset by the closure of three properties in Las Vegas as a result of lease expirations (V Bar, Shake & Burger and Towers Deli).

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales increased 1.9% during the first fiscal quarter of 2016 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	January 2, 2016	December 27, 2014	$	%
	(in thousands)

Las Vegas	$10,646	$10,646	$—	0.0%
New York	9,993	9,682	311	3.2%
Washington, DC	3,126	3,250	(124)	-3.8%
Atlantic City, NJ	1,484	1,325	159	12.0%
Boston	986	970	16	1.6%
Connecticut	872	844	28	3.3%
Florida	5,443	5,220	223	4.3%
Same-store sales	32,550	31,937	$613	1.9%
Other	3,200	1,113
Food and beverage sales	$35,750	$33,050

Same-store sales in Las Vegas (which exclude V Bar, Shake & Burger and Towers Deli properties as they were closed prior to January 2, 2016) were flat as compared to the prior year. Same-store sales in New York increased 3.2%, primarily as a result of good weather conditions and strong catering revenues. Same-store sales in Washington, DC decreased 3.8% as a result of construction in Union Station where our Thunder Grill property is located. Same-store sales in Atlantic City increased 12.0%, primarily due to increased traffic at properties in which we operate our restaurants. Same-store sales in Boston and Connecticut were relatively flat. Same-store sales in Florida increased 4.3% reflecting increased traffic at The Rustic Inn in Dania, FL offset by and increased competition at one of our food court properties. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period (e.g. Southwest Porch, Shuckers and Rustic Inn located in Jupiter, FL) and sales related to properties that were closed due to lease expiration and other closures.

Costs and Expenses

Costs and expenses from continuing operations for the 13-weeks ended January 2, 2016 and December 27, 2014 were as follows (in thousands):

	13 Weeks Ended		13 Weeks Ended	%	Increase
	January 2, 2016	% to Total Revenues	December 27, 2014	to Total Revenues	$	%

Food and beverage cost of sales	$9,592	26.6%	$8,747	26.2%	$845	9.7%
Payroll expenses	12,310	34.1%	10,855	32.5%	1,455	13.4%
Occupancy expenses	4,545	12.6%	4,193	12.6%	352	8.4%
Other operating costs and expenses	4,563	12.6%	4,240	12.7%	323	7.6%
General and administrative expenses	3,328	9.2%	3,000	9.0%	328	10.9%
Depreciation and amortization	1,138	3.2%	1,105	3.3%	33	3.0%
	$35,476		$32,140		$3,336

The increase in food and beverage costs as a percentage of total revenues for the 13-weeks ended January 2, 2016 compared to the same period of last year is primarily the result of price increases.

Payroll expenses as a percentage of total revenues for the 13-weeks ended January 2, 2016 increased primarily as a result of labor law changes and payroll incurred at RI Jupiter with no corresponding increase in sales.

Occupancy expenses as a percentage of total revenues for the 13-weeks ended January 2, 2016 were consistent with the same period of last year as expected.

Other operating costs and expenses as a percentage of total revenues for the 13-weeks ended January 2, 2016 were consistent with the same period of last year.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13-weeks ended January 2, 2016 increased slightly as compared to the same period of last year primarily as a result of transaction costs of approximately $120,000 incurred in connection with the purchase of Shuckers.

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The income tax provision on income from continuing operations for the 13-week periods ended January 2, 2016 and December 27, 2014 reflect effective tax rates of approximately 23% and 28%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the of tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash used in operating activities for the 13-weeks ended January 2, 2016 was $961,000, compared to cash provided by operations of $1,766,000 for the same period of last year. This decrease was attributable to a decrease in operating income discussed above combined with changes in net working capital primarily related to increases in accounts receivable and prepaid expenses.

Net cash used in investing activities for the 13-week period ended January 2, 2016 was $942,000 and resulted primarily from purchases of fixed assets at existing restaurants and the cash portion of the purchase of Shuckers in the amount of $717,000.

Net cash used in investing activities for the 13-week period ended December 27, 2014 was $628,000 and resulted primarily from purchases of fixed assets at existing restaurants and improvements made at The Rustic Inn in Jupiter, FL, which was opened in the last week of January 2015.

Net cash used in financing activities for the 13-week periods ended January 2, 2016 and December 27, 2014 of $1,952,000 and $1,515,000, respectively, resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, partially offset by proceeds from the exercise of stock options.

The Company had a working capital deficiency of $1,902,000 at January 2, 2016, as compared to working capital of $129,000 at October 3, 2015. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

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

On January 12, 2016, the Company entered into an Amended and Restated Lease for its Sequoia property in Washington D.C. extending the lease for 15 years through November 30, 2032 with one additional five year option. Annual rent under the new lease is approximately $1,200,000 increasing annually through expiration. Under the terms of the agreement, the property will be closed from January 1, 2017 through March 31, 2017 for renovation and reconcepting. The Company is currently developing the concept and design relating to the renovated space and estimates the total cost to be approximately $4,000,000 to $5,000,000.

Recent Restaurant Expansion

On October 22, 2015, the Company, through its wholly-owned subsidiaries, Ark Shuckers, LLC and Ark Shuckers Real Estate, LLC, acquired the assets of Shuckers Inc. (“Shuckers”), a restaurant and bar located at the Island Beach Resort in Jensen Beach, FL, and six condominium units (four of which house the restaurant and bar operations). In addition, Ark Island Beach Resort LLC, a wholly-owned subsidiary of the Company, acquired Island Beach Resort Inc., a management company that administers a rental pool of certain condominium units under lease. The total purchase price $5,717,000. The acquisition is accounted for as a business combination and was financed with a bank loan in the amount of $5,000,000 and cash from operations.

On July 18, 2014, the Company, through a wholly-owned subsidiary, Ark Jupiter RI, LLC, entered into an agreement with Crab House, Inc., and acquired certain assets and the related lease for a restaurant and bar located in Jupiter, Florida for approximately $250,000. In connection with this transaction, the Company entered into an amended lease for an initial period expiring through December 31, 2015. In June 2015, the Company exercised its option to extend the lease through December 31, 2023. The Company has additional options to extend the lease through 2033. Renovations to the property totaled approximately $750,000. The restaurant opened as The Rustic Inn in the last week of January 2015.

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

Recent Restaurant Dispositions

Lease Expirations – On October 31, 2014, the Company’s lease at the Towers Deli located at the Venetian Casino Resort in Las Vegas, NV expired. The closure of this property did not result in a material charge.

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

The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended October 3, 2015. There have been no significant changes to such policies during fiscal 2016 other than those disclosed in Note 1 to the Consolidated Condensed Financial Statements.

Recently Adopted and Issued Accounting Standards

See Note 1 to the Consolidated Condensed Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2016 and the expected dates of adoption and the anticipated impact on the Consolidated Condensed Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of January 2, 2016 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to pending legal proceedings, other than ordinary claims incidental to its business, which the Company does not believe will materially impact results of operations.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015 (the “2015 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2015 Form 10-K. The risks described in the 2015 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

Date:	February 16, 2016

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 21 -