Form 10-Q
period 2016-04-02
ARK RESTAURANTS CORP
filed 2016-05-13
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at May 11, 2016
(Common stock, $.01 par value)	3,418,128

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	April 2, 2016	October 3, 2015
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $324 at April 2, 2016 and $604 at October 3, 2015 related to VIEs)	$5,924	$9,735
Accounts receivable (includes $388 at April 2, 2016 and $303 at October 3, 2015 related to VIEs)	3,257	3,221
Employee receivables	478	485
Inventories (includes $24 at April 2, 2016 and October 3, 2015 related to VIEs)	1,904	1,956
Prepaid expenses and other current assets (includes $211 at April 2, 2016 and $216 at October 3, 2015 related to VIEs)	2,628	2,365
Total current assets	14,191	17,762
FIXED ASSETS - Net (includes $30 at April 2, 2016 and $40 at October 3, 2015 related to VIEs)	30,165	27,804
INTANGIBLE ASSETS - Net	575	499
GOODWILL	7,895	6,813
TRADEMARKS	1,611	1,221
DEFERRED INCOME TAXES	4,451	4,453
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,477	6,453
OTHER ASSETS (includes $71 at April 2, 2016 and October 3, 2015 related to VIEs)	1,578	1,562
TOTAL ASSETS	$66,943	$66,567
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $59 at April 2, 2016 and $81 at October 3, 2015 related to VIEs)	$2,581	$3,207
Accrued expenses and other current liabilities (includes $231 at April 2, 2016 and $131 at October 3, 2015 related to VIEs)	11,242	10,332
Accrued income taxes	1,071	2,477
Current portion of notes payable	2,571	1,617
Total current liabilities	17,465	17,633
OPERATING LEASE DEFERRED CREDIT (includes $77 at April 2, 2016 and $81 at October 3, 2015 related to VIEs)	3,631	3,796
NOTES PAYABLE, LESS CURRENT PORTION	6,617	3,907
TOTAL LIABILITIES	27,713	25,336
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 3,418 and 4,774 shares at April 2, 2016 and October 3, 2015; outstanding, 3,418 shares at April 2, 2016 and October 3, 2015	34	48
Additional paid-in capital	12,684	25,682
Retained earnings	24,514	26,548
	37,232	52,278
Less treasury stock, at cost, of 1,356 shares at October 3, 2015	—	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	37,232	39,058
NON-CONTROLLING INTERESTS	1,998	2,173
TOTAL EQUITY	39,230	41,231
TOTAL LIABILITIES AND EQUITY	$66,943	$66,567

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
REVENUES:
Food and beverage sales	$33,818	$31,213	$69,568	$64,262
Other revenue	454	335	813	644
Total revenues	34,272	31,548	70,381	64,906
COSTS AND EXPENSES:
Food and beverage cost of sales	9,191	9,171	18,783	17,918
Payroll expenses	12,895	11,285	25,205	22,139
Occupancy expenses	4,037	3,823	8,583	8,016
Other operating costs and expenses	4,924	4,374	9,486	8,614
General and administrative expenses	2,712	2,431	6,040	5,431
Depreciation and amortization	1,136	1,098	2,275	2,203
Total costs and expenses	34,895	32,182	70,372	64,321
OPERATING INCOME (LOSS)	(623)	(634)	9	585
OTHER (INCOME) EXPENSE:
Interest expense	110	57	201	125
Interest income	(12)	(12)	(24)	(23)
Other (income) expense, net	(160)	(64)	(222)	(121)
Total other (income) expense, net	(62)	(19)	(45)	(19)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(561)	(615)	54	604
Provision (benefit) for income taxes	(103)	(173)	35	168
CONSOLIDATED NET INCOME (LOSS)	(458)	(442)	19	436
Net income attributable to non-controlling interests	(188)	(141)	(343)	(296)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(646)	$(583)	$(324)	$140
NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(0.19)	$(0.17)	$(0.09)	$0.04
Diluted	$(0.19)	$(0.17)	$(0.09)	$0.04
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,418	3,382	3,418	3,380
Diluted	3,418	3,382	3,418	3,490

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

FOR THE 26 WEEKS ENDED APRIL 2, 2016 AND MARCH 28, 2015

(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In	Retained		Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Treasury Stock	Equity	Interests	Equity

BALANCE - September 27, 2014	4,733	$47	$25,167	$24,554	$(13,220)	$36,548	$2,344	$38,892

Net income	—	—	—	140	—	140	296	436
Exercise of stock options	17	1	217	—	—	218	—	218
Tax benefit on exercise of stock options	—	—	54	—	—	54	—	54
Stock-based compensation	—	—	208	—	—	208	—	208
Distributions to non-controlling interests	—	—	—	—	—	—	(441)	(441)
Dividends paid - $0.50 per share	—	—	—	(1,692)	—	(1,692)	—	(1,692)

BALANCE - March 28, 2015	4,750	$48	$25,646	$23,002	$(13,220)	$35,476	$2,199	$37,675

BALANCE - October 3, 2015	4,774	$48	$25,682	$26,548	$(13,220)	$39,058	$2,173	$41,231

Net income (loss)	—	—	—	(324)	—	(324)	343	19
Exercise of stock options	—	—	1	—	—	1	—	1
Stock-based compensation	—	—	207	—	—	207	—	207
Retirement of treasury shares	(1,356)	(14)	(13,206)	—	13,220	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(518)	(518)
Dividends paid - $0.50 per share	—	—	—	(1,710)	—	(1,710)	—	(1,710)

BALANCE - April 2, 2016	3,418	$34	$12,684	$24,514	$—	$37,232	$1,998	$39,230

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	26 Weeks Ended
	April 2, 2016	March 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$19	$436
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on closure of restaurants	16	—
Deferred income taxes	2	(3)
Stock-based compensation	207	208
Depreciation and amortization	2,275	2,203
Amortization of deferred financing costs	20	—
Operating lease deferred credit	(165)	(211)
Changes in operating assets and liabilities:
Accounts receivable	(36)	279
Inventories	119	(9)
Prepaid, refundable and accrued income taxes	(1,406)	(747)
Prepaid expenses and other current assets	(172)	(256)
Other assets	110	(92)
Accounts payable - trade	(626)	(180)
Accrued expenses and other current liabilities	669	(140)
Net cash provided by operating activities	1,032	1,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(550)	(1,361)
Loans and advances made to employees	(115)	(87)
Payments received on employee receivables	122	92
Payments received on note receivable	—	253
Purchase of Shuckers	(717)	—
Net cash used in investing activities	(1,260)	(1,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,225)	(986)
Payment of debt financing costs	(131)	—
Dividends paid	(1,710)	(1,689)
Proceeds from issuance of stock upon exercise of stock options	1	218
Excess tax benefits related to stock-based compensation	—	54
Distributions to non-controlling interests	(518)	(441)
Net cash used in financing activities	(3,583)	(2,844)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,811)	(2,459)
CASH AND CASH EQUIVALENTS, Beginning of period	9,735	8,662
CASH AND CASH EQUIVALENTS, End of period	$5,924	$6,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$200	$125
Income taxes	$1,440	$866
Non-cash financing activities:
Note payable in connection with the purchase of Shuckers	$5,000	$—
Retirement of 1,356 treasury shares	$13,220	$—
Accrued dividend	$—	$847

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 2, 2016

(Unaudited)

1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of October 3, 2015, which has been derived from audited financial statements included in the Form 10-K, and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended October 3, 2015. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

For the 26-week periods ended April 2, 2016 and March 28, 2015, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period. For the 13-week period ended April 2, 2016, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases. For the 13-week period ended March 28, 2015, the Company made purchases from one vendor that accounted for approximately 10% of total purchases.

SEGMENT REPORTING — As of April 2, 2016, the Company owned and operated 22 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING STANDARDS — In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in a reporting entity’s financial statements. Under this new guidance, debt issuance costs will be presented as a direct deduction from the related debt liability instead of an asset. This accounting change is consistent with the current presentation under GAAP for debt discounts and it also converges the guidance under GAAP with that in the International Financial Reporting Standards. Debt issuance costs will reduce the proceeds from debt borrowings in the statement of cash flows instead of being presented as a separate caption in the financing section of that statement. Amortization of debt issuance costs will continue to be reported as interest expense in the statements of income. This accounting update does not affect the current accounting guidance for the recognition and measurement of debt issuance costs. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for all entities for financial statements that have not been previously issued. This guidance has been adopted by the Company as of October 4, 2015 and did not have a material impact on its consolidated condensed financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The new guidance simplifies the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments. The amendments in this update are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The new guidance has been adopted by the Company as of October 4, 2015 and did not have a material impact on our consolidated condensed financial statements.

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

In June 2014, the FASB issued guidance which clarifies the recognition of stock-based compensation over the required service period, if it is probable that the performance condition will be achieved. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated condensed financial condition or results of operations.

In August 2014, the FASB issued guidance that requires management to evaluate, at each annual and interim reporting period, the company’s ability to continue as a going concern within one year of the date the financial statements are issued and provide related disclosures. This accounting guidance is effective for the Company on a prospective basis beginning in the first quarter of fiscal 2017 and is not expected to have a material effect on the Consolidated Condensed Financial Statements.

In January 2015, the FASB issued guidance simplifying the income statement presentation by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments are effective for annual reporting periods, including interim periods within those reporting periods, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the annual reporting period. The Company does not believe this guidance will have a material impact on its Consolidated Condensed Financial Statements.

In February 2015, the FASB amended the consolidation standards for reporting entities that are required to evaluate whether they should consolidate certain legal entities. Under the new guidance, all legal entities are subject to reevaluation under the revised consolidation model. Specifically, the guidance (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act for registered money market funds. The amendments are effective for annual reporting periods, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this guidance on its Consolidated Condensed Financial Statements.

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance will require equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update will also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This guidance also changes the presentation and disclosure requirements for financial instruments as well as clarifying the guidance related to valuation allowance assessments when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for financial statements of fiscal years and interim periods that have not been issued. The Company is currently assessing the potential impact of this ASU on its consolidated condensed financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact of this ASU on its consolidated condensed financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers – Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently assessing the impact of this ASU on its consolidated condensed financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods, and early application is permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this ASU on its consolidated condensed financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing. This ASU is intended to clarify identifying performance obligations and licensing implementation guidance. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently assessing the impact of this ASU on its consolidated condensed financial statements.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	April 2, 2016	October 3, 2015
	(in thousands)
Cash and cash equivalents	$324	$604
Accounts receivable	388	303
Inventories	24	24
Prepaid expenses and other current assets	211	216
Due from Ark Restaurants Corp. and affiliates (1)	54	103
Fixed assets - net	30	40
Other assets	71	71
Total assets	$1,102	$1,361
Accounts payable - trade	$59	$81
Accrued expenses and other current liabilities	231	131
Operating lease deferred credit	77	81
Total liabilities	367	293
Equity of variable interest entities	735	1,068
Total liabilities and equity	$1,102	$1,361

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

Inventory	$67,000
Commercial condominium units	3,584,800
Residential condominium units	263,000
Furniture, fixtures and equipment	240,000
Trademarks	390,000
Customer list	90,000
Goodwill	1,082,200
$5,717,000

The above purchase price allocation resulted in an increase (decrease) related to the trademarks, customer list and goodwill of $240,000, $(110,000) and $(130,000), respectively, from the preliminary allocation. The resulting changes to customer list amortization were not material to any period presented.

The Consolidated Condensed Statements of Income for the 13 and 26-weeks ended April 2, 2016 includes revenues and earnings of approximately $1,705,000 and $436,000 and $2,581,000 and $546,000, respectively, related to Shuckers. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of

Income for the 13 and 26-weeks ended April 2, 2016 and March 28, 2015 and includes the results of operations for Shuckers for the period prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Shuckers occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended		26 Weeks Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Total revenues	$34,272	$33,333	$70,623	$67,730
Net income (loss)	$(646)	$(1)	$(303)	$897
Net income (loss) per share - basic	$(0.19)	$(0.00)	$(0.09)	$0.27
Net income (loss) per share - diluted	$(0.19)	$(0.00)	$(0.09)	$0.26

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

The Company was advised by the landlord that it would have to vacate the Center Café property located at Union Station in Washington, DC which was on a month-to-month lease. The closure of this property occurred in February 2016 and did not result in a material charge.

5. INVESTMENT IN NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, subject to dilution. In 2015, the Company invested an additional $222,000, as a result of capital calls, bringing its total investment to $4,886,000 with no change in ownership.

In addition to the Company’s ownership interest in NMR through Meadowlands Newmark, LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, neither of which can be assured, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant. This investment has been accounted for based on the cost method. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of April 2, 2016.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At April 2, 2016, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $275,000 and $272,000 at April 2, 2016 and October 3, 2015, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note totaled $1,590,650 and $1,566,997 at April 2, 2016 and October 3, 2015, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	April 2, 2016	October 3, 2015
	(In thousands)
Sales tax payable	$1,313	$992
Accrued wages and payroll related costs	1,773	1,832
Customer advance deposits	3,935	3,967
Accrued occupancy and other operating expenses	4,221	3,541

	$11,242	$10,332

7. NOTES PAYABLE - BANK

On February 25, 2013, the Company issued a promissory note to Bank Hapoalim B.M. (the “BHBM”) for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from BHBM under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan is payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. As of April 2, 2016, the outstanding balance of this note payable was approximately $4,715,000.

On October 22, 2015, in connection with the acquisition of Shuckers, the Company issued a promissory note to BHBM for $5,000,000. The note bears interest at LIBOR plus 3.5% per annum, and is payable in 60 equal monthly installments of $83,333, commencing on November 22, 2015. As of April 2, 2016, the outstanding balance of this note payable was approximately $4,584,000.

On October 22, 2015, in connection with the Shuckers transaction, the Company also entered into a credit agreement (the “Revolving Facility”) with BHBM which expires on October 21, 2017 and provides for total availability of the lesser of (i) $10,000,000 and (ii) $20,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility will be evidenced by a promissory note (the “Revolving Note”) in favor of BHBM and will be payable over five years with interest at an annual rate equal to LIBOR plus 3.5% per year. As of April 2, 2016, no additional amounts were outstanding under the Revolving Facility.

Deferred financing costs incurred in connection with the Revolving Facility in the amount of $130,585 are being amortized over the life of the agreements on a straight line basis. Amortization expense of $11,270 and $20,285 for the 13 and 26-weeks ended April 2, 2016 is included in interest expense.

Borrowings under the Revolving Facility, which includes both of the above promissory notes, are secured by all tangible and intangible personal property (including accounts, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of April 2, 2016.

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

On January 12, 2016, the Company entered into an Amended and Restated Lease for its Sequoia property in Washington D.C. extending the lease for 15 years through November 30, 2032 with one additional five-year option. Annual rent under the new lease is approximately $1,200,000 increasing annually through expiration. Under the terms of the agreement, the property will be closed from January 1, 2017 through March 31, 2017 for renovation and reconcepting. The Company is currently developing the concept and design relating to the renovated space and estimates the total cost to be approximately $4,000,000 to $5,000,000.

Legal Proceedings — In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and worker’s compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted, from time to time, in litigation alleging violation by the Company of employment discrimination laws. Management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

The 2010 Plan is the Company’s only equity compensation plan currently in effect – see Note 13. Under the 2010 Plan, 500,000 options were authorized for future grant. Options granted under the 2010 Plan are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant. No options were granted during the 26-week period ended April 2, 2016.

A summary of stock option activity is presented below:

	2016
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	523,800	$20.29	6.1 Years
Options:
Granted	—
Exercised	(100)	$14.40
Canceled or expired	—
Outstanding and expected to vest, end of period	523,700	$20.29	5.6 Years	$1,653,003
Exercisable, end of period	422,200	$19.76	5.0 Years	$1,653,003

Compensation cost charged to operations for each of the 13-week periods ended April 2, 2016 and March 28, 2015 was $103,000 and for the 26-week periods ended April 2, 2016 and March 28, 2015 was $207,000 and $208,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Income.

As of April 2, 2016, there was approximately $79,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of approximately 0.25 years.

10. INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision on income from continuing operations for the 26-week periods ended April 2, 2016 and March 28, 2015 reflect effective tax rates of approximately 65% and 28%, respectively.  The effective tax rate for the 26-week period ended April 2, 2016 was significantly higher than the statutory rate due to lower income from continuing operations in the first half of the year and discrete items included in tax expense. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the generation of FICA tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

The Company’s overall effective tax rate in the future will be affected by factors such as the utilization of state and local net operating loss carryforwards, the generation of FICA tax credits and the mix of earnings by state taxing jurisdiction as Nevada does not impose a  state income tax, as compared to the other major state and local jurisdictions in which the Company has operations.

11. INCOME PER SHARE OF COMMON STOCK

Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13- and 26-week periods ended April 2, 2016, options to purchase 66,000, 164,700, 203,000 and 90,000 shares of common stock at exercise prices of $12.04, $14.40, $22.50 and $32.15 per share, respectively, were not included in diluted earnings per share as their impact was anti-dilutive.

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

12. DIVIDENDS

On March 1, 2016, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company's common stock to be paid on April 4, 2016 to shareholders of record at the close of business on March 18, 2016. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

13. SUBSEQUENT EVENT

On April 5, 2016, the shareholders of the Company approved the 2016 Stock Option Plan and the Section 162(m) Cash Bonus Plan. Under the 2016 Stock Option Plan, 500,000 options were authorized for future grant and are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant. Under the Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer, or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) will meet certain “performance-based” requirements of Section 162(m) and the related IRS regulations in order for it to be tax deductible.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of April 2, 2016, the Company owned and operated 22 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Income for the 13- and 26-weeks ended April 2, 2016 include revenues and earnings of approximately $1,705,000 and $430,000 and $2,581,000 and $541,000, respectively, related to Shuckers, which was acquired on October 22, 2015.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended April 2, 2016 and March 28, 2015 each included 13 weeks.

Seasonality

The Company has substantial fixed costs that do not decline proportionately with sales. At our properties located in the northeast, the first and second fiscal quarters, which include the winter months, usually reflect lower customer traffic than in the third and fourth fiscal quarters. However, sales in the third and fourth fiscal quarters can be adversely affected by inclement weather due to the significant amount of outdoor seating at the Company’s restaurants.

Results of Operations

The Company’s operating loss for the 13 weeks ended April 2, 2016 was $(623,000) as compared to $(634,000) for the 13 weeks ended March 28, 2015. This small net decrease in our operating loss resulted primarily from several large offsetting items, including: (i) operating income of $430,000 at Shuckers in Jensen Beach, FL which was acquired on October 22, 2015 and (ii) an improvement in operating income of $423,000 at The Rustic Inn in Jupiter, FL, offset by the closure, due to lease expiration, of V Bar in November 2015 and higher than expected operating payrolls due to labor law changes.

The following table summarizes the significant components of the Company’s operating results for the 13- and 26-week periods ended April 2, 2016 and March 28, 2015, respectively:

	13 Weeks Ended		Variance		26 Weeks Ended		Variance
	April 2, 2016	March 28, 2015	$	%	April 2, 2016	March 28, 2015	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$33,818	$31,213	$2,605	8.3%	$69,568	$64,262	$5,306	8.3%
Other revenue	454	335	119	35.5%	813	644	169	26.2%
Total revenues	34,272	31,548	2,724	8.6%	70,381	64,906	5,475	8.4%

COSTS AND EXPENSES:
Food and beverage cost of sales	9,191	9,171	20	0.2%	18,783	17,918	865	4.8%
Payroll expenses	12,895	11,285	1,610	14.3%	25,205	22,139	3,066	13.8%
Occupancy expenses	4,037	3,823	214	5.6%	8,583	8,016	567	7.1%
Other operating costs and expenses	4,924	4,374	550	12.6%	9,486	8,614	872	10.1%
General and administrative expenses	2,712	2,431	281	11.6%	6,040	5,431	609	11.2%
Depreciation and amortization	1,136	1,098	38	3.5%	2,275	2,203	72	3.3%
Total costs and expenses	34,895	32,182	2,713	8.4%	70,372	64,321	6,051	9.4%
OPERATING INCOME (LOSS)	$(623)	$(634)	$11	-1.7%	$9	$585	$(576)	-98.5%

Revenues

During the Company’s 13- and 26-week periods ended April 2, 2016, revenues increased 8.6% and 8.4%, respectively, as compared to revenues in the 13- and 26-week periods ended March 28, 2015. This increase resulted primarily from: (i) revenues related to Shuckers in Jensen Beach, FL (which was acquired on October 22, 2015), (ii) revenues related to the Southwest Porch in Bryant Park, NY (which opened on July 1, 2015), and (iii) the same-store sales impacts discussed below, partially offset by the closure of Center Café in Washington, DC and three properties in Las Vegas (V Bar, Shake & Burger and Towers Deli) as a result of lease expirations.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales increased 1.9% during the first fiscal quarter of 2016 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	April 2, 2016	March 28, 2015	$	%
	(in thousands)

Las Vegas	$11,095	$11,278	$(183)	-1.6%
New York	6,510	5,710	800	14.0%
Washington, DC	1,774	1,521	253	16.6%
Atlantic City, NJ	1,678	1,635	43	2.6%
Boston	582	513	69	13.5%
Connecticut	869	890	(21)	-2.4%
Florida	6,508	7,177	(669)	-9.3%
Same-store sales	29,016	28,724	$292	1.0%
Other	4,802	2,489
Food and beverage sales	$33,818	$31,213

Same-store sales in Las Vegas (which exclude V Bar, Shake & Burger and Towers Deli properties as they were closed prior to April 2, 2016) decreased 1.6% primarily as a result of increased competition. Same-store sales in New York increased 14.0%, primarily as a result of good weather conditions and strong catering revenues. Same-store sales in Washington, DC, which excludes Center Café which closed during the quarter, increased 16.6% as a result of good weather conditions and strong catering revenues. Same-store sales in Atlantic City increased 2.6%, primarily due to increased traffic at properties in which we operate our restaurants. Same-store sales in Boston increased 13.5%, primarily as a result of good weather conditions as compared to the same period last year. Same-store sales in Connecticut decreased 2.4% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida decreased 9.3% reflecting decreased traffic at The Rustic Inn in Dania, FL due to a road construction project started in the quarter by the local municipality that is expected to last approximately 18 months combined with increased competition at one of our food court properties. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period (e.g. Southwest Porch, Shuckers and The Rustic Inn located in Jupiter, FL) and sales related to properties that were closed due to lease expiration and other closures.

Costs and Expenses

Costs and expenses from continuing operations for the 13- and 26-weeks ended April 2, 2016 and March 28, 2015 were as follows (in thousands):

	13 Weeks		13 Weeks				26 Weeks		26 Weeks
	Ended	%	Ended	%			Ended	% to	Ended	% to	Increase
	April 2,	to Total	March 28,	to Total	Increase		April 2,	Total	March 28,	Total	(Decrease)
	2016	Revenues	2015	Revenues	$	%	2016	Revenues	2015	Revenues	$	%
Food and beverage cost of sales	$9,191	26.8%	$9,171	29.1%	$20	0.2%	$18,783	26.7%	$17,918	27.6%	$865	4.8%
Payroll expenses	12,895	37.6%	11,285	35.8%	1,610	14.3%	25,205	35.8%	22,139	34.1%	3,066	13.8%
Occupancy expenses	4,037	11.8%	3,823	12.1%	214	5.6%	8,583	12.2%	8,016	12.4%	567	7.1%
Other operating costs and expenses	4,924	14.4%	4,374	13.9%	550	12.6%	9,486	13.5%	8,614	13.3%	872	10.1%
General and administrative expenses	2,712	7.9%	2,431	7.7%	281	11.6%	6,040	8.6%	5,431	8.4%	609	11.2%
Depreciation and amortization	1,136	3.3%	1,098	3.5%	38	3.5%	2,275	3.2%	2,203	3.4%	72	3.3%
	$34,895		$32,182		$2,713		$70,372		$64,321		$6,051

The decrease in food and beverage costs as a percentage of total revenues for the 13- and 26-weeks ended April 2, 2016 compared to the same period of last year is primarily the result of price increases.

Payroll expenses as a percentage of total revenues for the 13- and 26-weeks ended April 2, 2016 increased primarily as a result of labor law changes and payroll incurred at The Rustic Inn in Jupiter, FL with no corresponding increase in sales.

Occupancy expenses as a percentage of total revenues for the 13- and 26-weeks ended April 2, 2016 decreased as compared to the same periods of last year as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates (The Rustic Inn in Dania Beach, FL and Shuckers in Jensen Beach, FL).

Other operating costs and expenses as a percentage of total revenues for the 13- and 26-weeks ended April 2, 2016 were relatively consistent with the same periods of last year.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13- and 26-weeks ended April 2, 2016 increased slightly as compared to the same period of last year primarily as a result of annual compensation adjustments and transaction costs in the first quarter of 2016 of approximately $120,000 incurred in connection with the purchase of Shuckers.

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision on income from continuing operations for the 26-week periods ended April 2, 2016 and March 28, 2015 reflect effective tax rates of approximately 65% and 28%, respectively. The effective tax rate for the 26-week period ended April 2, 2016 was significantly higher than the statutory rate due to lower income from continuing operations in the first half of the year and discrete items included in tax expense. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the generation of FICA tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

The Company’s overall effective tax rate in the future will be affected by factors such as the utilization of state and local net operating loss carryforwards, the generation of FICA tax credits and the mix of earnings by state taxing jurisdiction as Nevada does not impose a state income tax, as compared to the other major state and local jurisdictions in which the Company has operations.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations. We utilize cash generated from operations to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants we own; however, in recent years, we have utilized bank and other borrowings to finance specific transactions.

Net cash provided by operating activities for the 26-weeks ended April 2, 2016 was $1,032,000, compared to cash provided by operations of $1,488,000 for the same period of last year. This decrease was attributable to a decrease in operating income discussed above combined with changes in net working capital primarily related to increases in accounts receivable and prepaid expenses.

Net cash used in investing activities for the 26-week period ended April 2, 2016 was $1,260,000 and resulted primarily from purchases of fixed assets at existing restaurants and the cash portion of the purchase of Shuckers in the amount of $717,000.

Net cash used in investing activities for the 26-week period ended March 28, 2015 was $1,103,000 and resulted primarily from purchases of fixed assets at existing restaurants and improvements made at our new property, The Rustic Inn in Jupiter, FL, which was opened in the last week of January 2015.

Net cash used in financing activities for the 26-week periods ended April 2, 2016 and March 28, 2015 of $3,583,000 and $2,844,000, respectively, resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, partially offset by proceeds from the exercise of stock options.

The Company had a working capital deficiency of $3,274,000 at April 2, 2016, as compared to working capital of $129,000 at October 3, 2015. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On January 12, 2016, the Company entered into an Amended and Restated Lease for its Sequoia property in Washington D.C. extending the lease for 15 years through November 30, 2032 with one additional five-year option. Annual rent under the new lease is approximately $1,200,000 increasing annually through expiration. Under the terms of the agreement, the property will be closed from January 1, 2017 through March 31, 2017 for renovation and reconcepting. The Company is currently developing the concept and design relating to the renovated space and estimates the total cost to be approximately $4,000,000 to $5,000,000.

On March 1, 2016, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on April 4, 2016 to shareholders of record at the close of business on March 18, 2016. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

The Company was advised by the landlord that it would have to vacate the Center Café property located at Union Station in Washington, DC which was on a month-to-month lease. The closure of this property occurred in February 2016 and did not result in a material charge.

Recent Developments

On April 5, 2016, the shareholders of the Company approved the 2016 Stock Option Plan and the Section 162(m) Cash Bonus Plan. Under the 2016 Stock Option Plan, 500,000 options were authorized for future grant and are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant. Under the Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer, or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) will meet certain “performance-based” requirements of Section 162(m) and the related IRS regulations in order for it to be tax deductible.

Critical Accounting Policies

The preparation of financial statements requires the application of certain accounting policies, which may require the Company to make estimates and assumptions of future events. In the process of preparing its consolidated condensed financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying the Company’s consolidated condensed financial statements include allowances for potential bad debts on accounts and notes receivable, leases, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and actual results could differ from those estimates. Although management does not believe that any change in those assumptions in the near term would have a material effect on the Company’s consolidated financial position or the results of operations, differences in actual results could be material to the consolidated condensed financial statements.

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

The Company’s business is also highly seasonal and dependent on the weather. Outdoor seating capacity, such as terraces and sidewalk cafes, is available for dining only in the warm seasons and then only in inclement weather.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of April 2, 2016 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	May 12, 2016

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
– 22 –