Form 10-Q
period 2016-07-02
ARK RESTAURANTS CORP
filed 2016-08-16
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller
reporting company)		Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at August 11, 2016
(Common stock, $.01 par value)	3,423,220

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended October 3, 2015 (“Form 10-K”) as may be updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	July 2, 2016	October 3, 2015
	(unaudited)	(see Note 1)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $876 at July 2, 2016 and $604 at October 3, 2015 related to VIEs)	$8,519	$9,735
Accounts receivable (includes $432 at July 2, 2016 and $303 at October 3, 2015 related to VIEs)	3,332	3,221
Employee receivables	482	485
Inventories (includes $22 at July 2, 2016 and $24 at October 3, 2015 related to VIEs)	1,925	1,956
Prepaid expenses and other current assets (includes $228 at July 2, 2016 and $216 at October 3, 2015 related to VIEs)	2,821	2,365
Total current assets	17,079	17,762
FIXED ASSETS - Net (includes $26 at July 2, 2016 and $40 at October 3, 2015 related to VIEs)	29,995	27,804
INTANGIBLE ASSETS - Net	568	499
GOODWILL	7,895	6,813
TRADEMARKS	1,611	1,221
DEFERRED INCOME TAXES	3,913	4,453
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,489	6,453
OTHER ASSETS (includes $71 at July 2, 2016 and October 3, 2015 related to VIEs)	2,049	1,562
TOTAL ASSETS	$69,599	$66,567

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $77 at July 2, 2016 and $81 at October 3, 2015 related to VIEs)	$3,104	$3,207
Accrued expenses and other current liabilities (includes $326 at July 2, 2016 and $131 at October 3, 2015 related to VIEs)	10,147	10,332
Accrued income taxes	1,898	2,477
Current portion of notes payable	2,571	1,617
Total current liabilities	17,720	17,633
OPERATING LEASE DEFERRED CREDIT (includes $75 at July 2, 2016 and $81 at October 3, 2015 related to VIEs)	3,606	3,796
NOTES PAYABLE, LESS CURRENT PORTION	5,975	3,907
TOTAL LIABILITIES	27,301	25,336
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 3,418 and 4,774 shares at July 2, 2016 and October 3, 2015; outstanding, 3,418 shares at July 2, 2016 and October 3, 2015	34	48
Additional paid-in capital	12,763	25,682
Retained earnings	27,026	26,548
	39,823	52,278
Less treasury stock, at cost, of 1,356 shares at October 3, 2015	—	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	39,823	39,058
NON-CONTROLLING INTERESTS	2,475	2,173
TOTAL EQUITY	42,298	41,231
TOTAL LIABILITIES AND EQUITY	$69,599	$66,567

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

REVENUES:
Food and beverage sales	$40,935	$40,016	$110,503	$104,278
Other revenue	298	359	1,111	1,004
Total revenues	41,233	40,375	111,614	105,282

COSTS AND EXPENSES:
Food and beverage cost of sales	10,656	10,573	29,440	28,491
Payroll expenses	12,895	12,019	38,100	34,158
Occupancy expenses	3,309	4,351	11,891	12,367
Other operating costs and expenses	4,999	4,858	14,485	13,473
General and administrative expenses	2,956	2,769	8,996	8,200
Depreciation and amortization	1,109	1,104	3,384	3,308
Total costs and expenses	35,924	35,674	106,296	99,997
OPERATING INCOME	5,309	4,701	5,318	5,285
OTHER (INCOME) EXPENSE:
Interest expense	116	81	316	206
Interest income	(12)	(12)	(36)	(35)
Other (income) expense, net	(217)	(42)	(439)	(164)
Total other (income) expense, net	(113)	27	(159)	7
INCOME BEFORE PROVISION FOR INCOME TAXES	5,422	4,674	5,477	5,278
Provision for income taxes	1,362	1,051	1,398	1,219
CONSOLIDATED NET INCOME	4,060	3,623	4,079	4,059
Net income attributable to non-controlling interests	(693)	(382)	(1,036)	(678)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$3,367	$3,241	$3,043	$3,381

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.99	$0.95	$0.89	$1.00
Diluted	$0.96	$0.92	$0.87	$0.97

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,418	3,403	3,418	3,388
Diluted	3,494	3,517	3,504	3,500

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY

FOR THE 39 WEEKS ENDED JULY 2, 2016 AND JUNE 27, 2015

(In Thousands, Except Per Share Amounts)

						Total Ark
						Restaurants
			Additional			Corp.	Non-
	Common Stock		Paid-In	Retained		Shareholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Treasury Stock	Equity	Interests	Equity

BALANCE - September 27, 2014	4,733	$47	$25,167	$24,554	$(13,220)	$36,548	$2,344	$38,892

Net income	—	—	—	3,381	—	3,381	678	4,059
Exercise of stock options	28	1	355	—	—	356	—	356
Tax benefit on exercise of stock options	—	—	94	—	—	94	—	94
Stock-based compensation	—	—	313	—	—	313	—	313
Distributions to non-controlling interests	—	—	—	—	—	—	(826)	(826)
Accrued and paid dividends - $0.75 per share	—	—	—	(2,543)	—	(2,543)	—	(2,543)

BALANCE - June 27, 2015	4,761	$48	$25,929	$25,392	$(13,220)	$38,149	$2,196	$40,345

BALANCE - October 3, 2015	4,774	$48	$25,682	$26,548	$(13,220)	$39,058	$2,173	$41,231

Net income	—	—	—	3,043	—	3,043	1,036	4,079
Exercise of stock options	—	—	1	—	—	1	—	1
Stock-based compensation	—	—	286	—	—	286	—	286
Retirement of treasury shares	(1,356)	(14)	(13,206)	—	13,220	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(734)	(734)
Dividends paid - $0.75 per share	—	—	—	(2,565)	—	(2,565)	—	(2,565)

BALANCE - July 2, 2016	3,418	$34	$12,763	$27,026	$—	$39,823	$2,475	$42,298

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	39 Weeks Ended
	July 2, 2016	June 27, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$4,079	$4,059
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on closure of restaurants	16	—
Deferred income taxes	540	443
Stock-based compensation	286	313
Depreciation and amortization	3,384	3,308
Amortization of deferred financing costs	32	—
Operating lease deferred credit	(190)	(318)
Changes in operating assets and liabilities:
Accounts receivable	(111)	(675)
Inventories	98	(64)
Prepaid, refundable and accrued income taxes	(594)	(234)
Prepaid expenses and other current assets	(350)	(291)
Other assets	(373)	(169)
Accounts payable - trade	(103)	34
Accrued expenses and other current liabilities	(426)	127
Net cash provided by operating activities	6,288	6,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,482)	(2,622)
Loans and advances made to employees	(161)	(110)
Payments received on employee receivables	164	134
Payments received on note receivable	—	253
Purchase of member interest in Meadowlands Newmark LLC	—	(111)
Purchase of Shuckers	(717)	—
Net cash used in investing activities	(2,196)	(2,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,879)	(1,390)
Payment of debt financing costs	(131)	—
Dividends paid	(2,565)	(3,387)
Proceeds from issuance of stock upon exercise of stock options	1	356
Excess tax benefits related to stock-based compensation	—	94
Distributions to non-controlling interests	(734)	(826)
Net cash used in financing activities	(5,308)	(5,153)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,216)	(1,076)
CASH AND CASH EQUIVALENTS, Beginning of period	9,735	8,662
CASH AND CASH EQUIVALENTS, End of period	$8,519	$7,586

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$316	$183
Income taxes	$1,486	$917
Non-cash financing activities:
Note payable in connection with the purchase of Shuckers	$5,000	$—
Retirement of 1,356 treasury shares	$13,220	$—

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 2, 2016

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

The Company identified an immaterial error in previously issued financial statements related to an overstatement of a rent liability in the amount of $261,000 ($191,000 net of tax or $0.06 per basic and $0.05 per diluted share for the 13 and 39-weeks ended July 2, 2016). The Company reviewed this accounting error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (“SAB 108”) and determined the impact of the error to be immaterial to any prior period’s presentation. The accompanying consolidated condensed financial statements as of July 2, 2016 reflect the correction of the aforementioned immaterial error.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair values of notes receivable and payable are determined using current applicable rates for similar instruments as of the consolidated condensed balance sheet date and approximate the carrying value of such debt instruments.

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

For the 13 and 39-week periods ended July 2, 2016 and June 27, 2015, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period.

SEGMENT REPORTING — As of July 2, 2016, the Company owned and operated 21 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	July 2, 2016	October 3, 2015
	(in thousands)

Cash and cash equivalents	$876	$604
Accounts receivable	432	303
Inventories	22	24
Prepaid expenses and other current assets	228	216
Due from Ark Restaurants Corp. and affiliates (1)	24	103
Fixed assets - net	26	40
Other assets	71	71
Total assets	$1,679	$1,361

Accounts payable - trade	$77	$81
Accrued expenses and other current liabilities	326	131
Operating lease deferred credit	75	81
Total liabilities	478	293
Equity of variable interest entities	1,201	1,068
Total liabilities and equity	$1,679	$1,361

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

The Consolidated Condensed Statements of Income for the 13 and 39-weeks ended July 2, 2016 include revenues and earnings of approximately $1,286,000 and $116,000 and $3,867,000 and $657,000, respectively, related to Shuckers. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Income for the 13 and 39-weeks ended July 2, 2016 and June 27, 2015 and includes the results of operations for Shuckers for the period prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Shuckers occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended		39 Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015

Total revenues	$41,233	$41,776	$111,856	$109,507
Net income	$3,367	$3,396	$3,064	$4,293
Net income per share - basic	$0.99	$1.00	$0.90	$1.27
Net income per share - diluted	$0.96	$0.97	$0.87	$1.23

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

In addition to the Company’s ownership interest in NMR through Meadowlands Newmark, LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, neither of which can be assured, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant. This investment has been accounted for based on the cost method. The Company periodically reviews its investments for impairment. If the Company determines that an other-than-temporary impairment has occurred, it will write-down the investment to its fair value. No indication of impairment was noted as of July 2, 2016.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At July 2, 2016, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $161,000 and $272,000 at July 2, 2016 and October 3, 2015, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note totaled $1,602,609 and $1,566,997 at July 2, 2016 and October 3, 2015, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	July 2, 2016	October 3, 2015
	(In thousands)

Sales tax payable	$1,344	$992
Accrued wages and payroll related costs	2,167	1,832
Customer advance deposits	3,545	3,967
Accrued occupancy and other operating expenses	3,091	3,541

	$10,147	$10,332

7. NOTES PAYABLE - BANK

On February 25, 2013, the Company issued a promissory note to Bank Hapoalim B.M. (the “BHBM”) for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from BHBM under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan is payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. As of July 2, 2016, the outstanding balance of this note payable was approximately $4,311,000.

On October 22, 2015, in connection with the acquisition of Shuckers, the Company issued a promissory note to BHBM for $5,000,000. The note bears interest at LIBOR plus 3.5% per annum, and is payable in 60 equal monthly installments of $83,333, commencing on November 22, 2015. As of July 2, 2016, the outstanding balance of this note payable was approximately $4,333,000.

On October 22, 2015, in connection with the Shuckers transaction, the Company also entered into a credit agreement (the “Revolving Facility”) with BHBM which expires on October 21, 2017 and provides for total availability of the lesser of (i) $10,000,000 and (ii) $20,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility will be evidenced by a promissory note (the “Revolving Note”) in favor of BHBM and will be payable over five years with interest at an annual rate equal to LIBOR plus 3.5% per year. As of July 2, 2016, no additional amounts were outstanding under the Revolving Facility.

Deferred financing costs incurred in connection with the Revolving Facility in the amount of $130,585 are being amortized over the life of the agreements on a straight line basis. Amortization expense of $11,395 and $31,680 for the 13 and 39-weeks ended July 2, 2016 is included in interest expense.

Borrowings under the Revolving Facility, which include both of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of July 2, 2016.

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

No options were granted during the 39-week period ended July 2, 2016.

A summary of stock option activity is presented below:

	2016
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	523,800	$20.29	6.1 Years
Options:
Granted	—
Exercised	(100)	$14.40
Canceled or expired	—
Outstanding and expected to vest, end of period	523,700	$20.29	5.4 Years	$2,163,214

Exercisable, end of period	422,200	$19.76	4.8 Years	$2,130,734

Compensation cost charged to operations for the 13-week periods ended July 2, 2016 and June 27, 2015 was $79,000 and $105,000, respectively and for the 39-week periods ended July 2, 2016 and June 27, 2015 was $286,000 and $313,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Income.

As of July 2, 2016, there was no unrecognized compensation cost related to unvested stock options.

10. INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision for the 39-week periods ended July 2, 2016 and June 27, 2015 reflects effective tax rates of approximately 25% and 23%, respectively.  The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the generation of FICA tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

For the 13 and 39-week periods ended July 2, 2016, options to purchase 66,000 shares of common stock at an exercise price of $12.04 per share and options to purchase 164,700 shares of common stock at an exercise price of $14.40 per share were included in diluted earnings per share. Options to purchase 203,000 shares of common stock at an exercise price of $22.50 per share and options to purchase 90,000 shares of common stock at an exercise price of $32.15 were not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13 and 39-week periods ended June 27, 2015, options to purchase 74,000 shares of common stock at an exercise price of $12.04 per share, options to purchase 169,800 shares of common stock at an exercise price of $14.40 per share and options to purchase 205,500 shares of common stock at an exercise price of $22.50 per share were included in diluted earnings per share. Options to purchase 90,000 shares of common stock at an exercise price of $32.15 were not included in diluted earnings per share as their impact would be anti-dilutive.

12. DIVIDENDS

On June 2, 2016, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on July 1, 2016 to shareholders of record at the close of business on June 16, 2016. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

13. SUBSEQUENT EVENTS

On July 5, 2016, the Board of Directors authorized a share repurchase program authorizing management to purchase up to 500,000 shares of the Company’s common stock during the next twelve months. Any repurchase under the program will be effected in compliance with Rule 10b-18 “Purchases of Certain Equity Securities by the Issuer and Others”, funded using the Company’s working capital and be based on management’s evaluation of market conditions and other factors.

On July 13, 2016, the Company made an additional loan to Meadowlands Newmark LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed in Note 5.

Two subsidiaries of the Company (“the Ark Subsidiaries”), which operate food courts on Federally protected Indian land, have been involved in litigation with the state in which they operate, whereby the state has attempted to collect commercial rent tax from the Ark Subsidiaries. The Company had continued to accrue such taxes as the litigation has worked its way through the courts. During July 2016, the state agreed to the entry of consent judgments in favor of the Ark Subsidiaries holding that the state is constitutionally prohibited from taxing rentals of Indian land. In connection with this agreement, the Company has reversed the accrual of these liabilities in the amount of $945,205 as of July 2, 2016. Such reversal is included in the Consolidated Condensed Statements of Income for the 13 and 39-weeks ended July 2, 2016 as a reduction of Occupancy Expenses with corresponding adjustments to Net Income Attributable to Non-controlling Interests and Tax Expense in the amounts of $336,622 and $158,840, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of July 2, 2016, the Company owned and operated 21 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Income for the 13 and 39-weeks ended July 2, 2016 include revenues and earnings of approximately $1,286,000 and $116,000 and $3,867,000 and $657,000, respectively, related to Shuckers, which was acquired on October 22, 2015.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended July 2, 2016 and June 27, 2015 each included 13 weeks.

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

Results of Operations

The Company’s operating income for the 13 weeks ended July 2, 2016 was $5,309,000 as compared to $4,701,000 for the 13 weeks ended June 27, 2015. This increase resulted primarily from: (i) the reversal of commercial rent tax liabilities in the amount of $945,000 (see “Recent Developments”), (ii) the correction of an immaterial error related to an overstatement of a rent liability in the amount of $261,000, and (iii) operating income of $490,000 at Southwest Porch in Bryant Park, NY which was opened in July 2015, partially offset by the closure, due to lease expiration, of V Bar in November 2015, the closure of Center Cafe in February 2016 and higher than expected operating payrolls due to labor law changes.

The following table summarizes the significant components of the Company’s operating results for the 13- and 39-week periods ended July 2, 2016 and June 27, 2015, respectively:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	July 2, 2016	June 27, 2015	$	%	July 2, 2016	June 27, 2015	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$40,935	$40,016	$919	2.3%	$110,503	$104,278	$6,225	6.0%
Other revenue	298	359	(61)	-17.0%	1,111	1,004	107	10.7%
Total revenues	41,233	40,375	858	2.1%	111,614	105,282	6,332	6.0%

COSTS AND EXPENSES:
Food and beverage cost of sales	10,656	10,573	83	0.8%	29,440	28,491	949	3.3%
Payroll expenses	12,895	12,019	876	7.3%	38,100	34,158	3,942	11.5%
Occupancy expenses	3,309	4,351	(1,042)	-23.9%	11,891	12,367	(476)	-3.8%
Other operating costs and expenses	4,999	4,858	141	2.9%	14,485	13,473	1,012	7.5%
General and administrative expenses	2,956	2,769	187	6.8%	8,996	8,200	796	9.7%
Depreciation and amortization	1,109	1,104	5	0.5%	3,384	3,308	76	2.3%
Total costs and expenses	35,924	35,674	250	0.7%	106,296	99,997	6,299	6.3%

OPERATING INCOME	$5,309	$4,701	$608	12.9%	$5,318	$5,285	$33	0.6%

Revenues

During the Company’s 13- and 39-week periods ended July 2, 2016, revenues increased 2.1% and 6.0%, respectively, as compared to revenues in the 13- and 39-week periods ended June 27, 2015. This increase resulted primarily from: (i) revenues related to Shuckers in Jensen Beach, FL (which was acquired on October 22, 2015), (ii) revenues related to the Southwest Porch in Bryant Park, NY (which opened on July 1, 2015), and (iii) the same-store sales impacts discussed below, partially offset by the closure of Center Café in Washington, DC and three properties in Las Vegas (V Bar, Shake & Burger and Towers Deli) as a result of lease expirations.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales decreased 1.6% during the third fiscal quarter of 2016 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	July 2, 2016	June 27, 2015	$	%
	(in thousands)

Las Vegas	$11,161	$11,198	$(37)	-0.3%
New York	11,607	11,431	176	1.5%
Washington, DC	4,648	4,649	(1)	0.0%
Atlantic City, NJ	1,705	1,595	110	6.9%
Boston	941	1,060	(119)	-11.2%
Connecticut	893	856	37	4.3%
Florida	6,624	7,419	(795)	-10.7%
Same-store sales	37,579	38,208	$(629)	-1.6%
Other	3,356	1,808
Food and beverage sales	$40,935	$40,016

Same-store sales in Las Vegas (which exclude V Bar, Shake & Burger and Towers Deli properties as they were closed prior to July 2, 2016) decreased 0.3% primarily as a result of increased competition. Same-store sales in New York increased 1.5%, primarily as a result of good weather conditions. Same-store sales in Washington, DC, which excludes Center Café which closed in February 2016, were flat. Same-store sales in Atlantic City increased 6.9%, primarily due to increased traffic at properties in which we operate our restaurants. Same-store sales in Boston decreased 11.2%, primarily as a result of poor weather conditions as compared to the same period last year. Same-store sales in Connecticut increased 4.3% due to slightly better traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida decreased 10.7% reflecting decreased traffic at The Rustic Inn in Dania Beach, FL due to a road construction project started in the second quarter of fiscal 2016 by the local municipality that is expected to last approximately 18 months combined with increased competition at one of our food court properties. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period (e.g. Southwest Porch and Shuckers) and sales related to properties that were closed due to lease expiration and other closures.

Costs and Expenses

Costs and expenses for the 13- and 39-weeks ended July 2, 2016 and June 27, 2015 were as follows (in thousands):

	13 Weeks		13 Weeks				39 Weeks		39 Weeks
	Ended	%	Ended	%			Ended	% to	Ended	% to	Increase
	July 2,	to Total	June 27,	to Total	Increase		July 2,	Total	June 27,	Total	(Decrease)
	2016	Revenues	2015	Revenues	$	%	2016	Revenues	2015	Revenues	$	%

Food and beverage cost of sales	$10,656	25.8%	$10,573	26.2%	$83	0.8%	$29,440	26.4%	$28,491	27.1%	$949	3.3%
Payroll expenses	12,895	31.3%	12,019	29.8%	876	7.3%	38,100	34.1%	34,158	32.4%	3,942	11.5%
Occupancy expenses	3,309	8.0%	4,351	10.8%	(1,042)	-23.9%	11,891	10.7%	12,367	11.7%	(476)	-3.8%
Other operating costs and expenses	4,999	12.1%	4,858	12.0%	141	2.9%	14,485	13.0%	13,473	12.8%	1,012	7.5%
General and administrative expenses	2,956	7.2%	2,769	6.9%	187	6.8%	8,996	8.1%	8,200	7.8%	796	9.7%
Depreciation and amortization	1,109	2.7%	1,104	2.7%	5	0.5%	3,384	3.0%	3,308	3.1%	76	2.3%
	$35,924		$35,674		$250		$106,296		$99,997		$6,299

The decrease in food and beverage costs as a percentage of total revenues for the 13- and 39-weeks ended July 2, 2016 compared to the same period of last year is primarily the result of price increases.

Payroll expenses as a percentage of total revenues for the 13- and 39-weeks ended July 2, 2016 increased primarily as a result of labor law changes and payroll incurred at The Rustic Inn in Jupiter, FL with no corresponding increase in sales.

Occupancy expenses as a percentage of total revenues, excluding the impact of the reversal of commercial rent tax liabilities in the amount of $945,000 (see “Recent Developments”) and the correction of an error related to an overstatement of a rent liability in the amount of $261,000, for the 13- and 39-weeks ended July 2, 2016 were consistent with the same periods of last year.

Other operating costs and expenses as a percentage of total revenues for the 13- and 39-weeks ended July 2, 2016 were relatively consistent with the same periods of last year.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13- and 39-weeks ended July 2, 2016 increased as compared to the same period of last year primarily as a result of annual compensation adjustments and transaction costs in the first quarter of 2016 of approximately $160,000 incurred in connection with the purchase of Shuckers.

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provision for the 39-week periods ended July 2, 2016 and June 27, 2015 reflect effective tax rates of approximately 25% and 23%, respectively.  The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the generation of FICA tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash provided by operating activities for the 39-weeks ended July 2, 2016 decreased $245,000 as compared to the same period of last year. This decrease was attributable to a decrease in operating income discussed above combined with changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.

Net cash used in investing activities for the 39-week period ended July 2, 2016 was $2,196,000 and resulted primarily from purchases of fixed assets at existing restaurants and the cash portion of the purchase of Shuckers in the amount of $717,000.

Net cash used in investing activities for the 39-week period ended June 27, 2015 was $2,456,000 and resulted primarily from purchases of fixed assets at existing restaurants and improvements made at our new property, The Rustic Inn in Jupiter, FL, which was opened in the last week of January 2015.

Net cash used in financing activities for the 39-week periods ended July 2, 2016 and June 27, 2015 of $5,308,000 and $5,153,000, respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests.

The Company had a working capital deficiency of $641,000 at July 2, 2016, as compared to working capital of $129,000 at October 3, 2015. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

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

On June 2, 2016, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on July 1, 2016 to shareholders of record at the close of business on June 16, 2016. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

On July 5, 2016, the Board of Directors authorized a share repurchase program authorizing management to purchase up to 500,000 shares of the Company’s common stock during the next twelve months. Any repurchase under the program will be effected in compliance with Rule 10b-18 “Purchases of Certain Equity Securities by the Issuer and Others”, funded using the Company’s working capital and be based on management’s evaluation of market conditions and other factors.

On July 13, 2016, the Company made an additional loan Meadowlands Newmark LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed in Note 5 to the Consolidated Condensed Financial Statements.

Two subsidiaries of the Company (“the Ark Subsidiaries”), which operate food courts on Federally protected Indian land, have been involved in litigation with the state in which they operate, whereby the state has attempted to collect commercial rent tax from the Ark Subsidiaries. The Company had continued to accrue such taxes as the litigation has worked its way through the courts. During July 2016 the state agreed to the entry of consent judgments in favor of the Ark Subsidiaries holding that the state is constitutionally prohibited from taxing rentals of Indian land. In connection with this agreement, the Company has reversed the accrual of these liabilities in the amount of $945,205 as of July 2, 2016. Such reversal is included in the Consolidated Condensed Statements of Income for the 13 and 39-weeks ended July 2, 2016 as a reduction of Occupancy Expenses.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of July 2, 2016 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 16, 2016

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein Chairman & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)
- 23 -