Form 10-K
period 2016-10-01
ARK RESTAURANTS CORP
filed 2016-12-30
CIK 779544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of April 2, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $41,698,932.

At December 22, 2016, there were outstanding 3,418,128 shares of the Registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1)    In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2016 Annual Meeting of Stockholders filed within 120 days of October 1, 2016 or will be included in an amendment to this Form 10-K filed within 120 days of October 1, 2016.

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

3

Item 1.	Business

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended October 1, 2016, we owned and/or operated 21 restaurants and bars, 19 fast food concepts and catering operations through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended October 1, 2016, six of our restaurant and bar facilities are located in New York City, two are located in Washington, D.C., five are located in Las Vegas, Nevada, three are located in Atlantic City, New Jersey, one is located at the Foxwoods Resort Casino in Ledyard, Connecticut, one is located in the Faneuil Hall Marketplace in Boston, Massachusetts and three are located on the east coast of Florida.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination properties intended to benefit from high patron traffic attributable to the uniqueness of the location. Most of our properties which have been opened in recent years are of the latter description. As of the fiscal year ended October 1, 2016, these include the operations at the 12 fast food facilities in Tampa, Florida and Hollywood, Florida (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); The Grill at Two Trees at the Foxwoods Resort Casino in Ledyard, Connecticut (2006); Durgin Park Restaurant and the Black Horse Tavern in the Faneuil Hall Marketplace in Boston, Massachusetts (2007); Yolos at the Planet Hollywood Resort and Casino in Las Vegas, Nevada (2007); Robert at the Museum of Arts & Design at Columbus Circle in Manhattan (2010); Broadway Burger Bar and Grill at the New York New York Hotel and Casino in Las Vegas, Nevada (2011); Clyde Frazier’s Wine and Dine in Manhattan (2012); Broadway Burger Bar and Grill in the Quarter at the Tropicana Hotel and Casino in Atlantic City, New Jersey (2013), The Rustic Inn in Dania Beach, Florida (2014), The Rustic Inn in Jupiter, Florida (2015) and Shuckers in Jensen Beach, Florida (2016).

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

4

The following table sets forth the restaurant properties we lease, own and operate as of October 1, 2016:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2032

Canyon Road	First Avenue (between 76th and 77th Streets) New York, New York	1984	2,500	130		2024

Bryant Park Grill & Café(4)	Bryant Park New York, New York	1995	25,000	180	(820)	2025

America(5)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2023

Gallagher’s Steakhouse(5)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023

Gonzalez y Gonzalez(5)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2021

Village Eateries (5)(6)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2021

Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035

Thunder Grill	Union Station Washington, D.C.	1999	10,000	500		2019

Gallagher’s Steakhouse	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196		2020

Gallagher’s Burger Bar	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114		2020

The Grill at Two Trees	Foxwoods Resort Casino Ledyard, Connecticut	2006	3,359	101		2026	(7)
5

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Durgin Park Restaurant and the Black Horse Tavern	Faneuil Hall Marketplace Boston, Massachusetts	2007	18,500	575		2032

Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2026

Clyde Frazier’s Wine and Dine	Tenth Avenue (between 37th and 38th Streets) New York, New York	2012	10,000	250		2032

Broadway Burger Bar and Grill	Tropicana Hotel and Casino Atlantic City, New Jersey	2013	6,825	225		2033

The Rustic Inn	Dania Beach, Florida	2014	16,150	575	(75)	Owned

The Rustic Inn	Jupiter, Florida	2015	28,500	250	(200)	2033	(8)

Southwest Porch (9)	Bryant Park New York, New York	2015	2,240	0	(160)	2025

Shuckers	Jensen Beach, Florida	2016	7,310	220	(170)	Owned

(1)	Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

(2)	Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.

(3)	Assumes the exercise of all of our available lease renewal options.

(4)	The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2019.

(5)	Includes a five-year renewal options exercisable by us if certain sales goals are achieved during the two year period prior to the exercise of the renewal option. Under the America lease, the sales goal is $6.0 million. Under the Gallagher’s Steakhouse lease the sales goal is $3.0 million. Under the lease for
6

Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level in excess of the minimum sales level required to exercise the renewal option for each respective restaurant.

(6)	We operate six small food court restaurants and one full-service restaurant in the Village Eateries food court at the New York-New York Hotel & Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.

(7)	We will vacate this property, which had a no rent lease, in January 2017, at the request of the landlord.

(8)	The lease for this location was amended in November 2016 and the property will be vacated on April 30, 2017.

(9)	This location is for a kiosk located at Bryant Park, New York, NY and all seating is outdoors.

(*)	Represents common area seating.

The following table sets forth our less than wholly-owned properties that are managed by us, which have been consolidated as of October 1, 2016 – see Notes 1 and 2 to the Consolidated Financial Statements:

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
7

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

Investment in New Meadowlands Racetrack

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6%. In 2015, the Company invested an additional $222,000, as a result of capital calls, bringing its total investment to $4,886,000 with no change in ownership. In addition to the Company’s ownership interest in NMR, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant. The voter referendum for casino gaming in Northern New Jersey was defeated in November 2016. State law prohibits the issue from being put on the ballot before voters for the following two years. In connection with NMR’s restructuring of an existing loan which comes due on June 30, 2018, and to extend the loan through December 2021, the Company expects to fund its proportionate share of an anticipated $3 million capital call in January 2017 rather than having its interest diluted.

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

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above.

Recent Restaurant Dispositions and Charges

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

Restaurant Management

Each restaurant is managed by its own manager and has its own chef. Food products and other supplies are purchased primarily from various unaffiliated suppliers, in most cases by our headquarter’s personnel. Each of our restaurants has two or more assistant managers and sous chefs (assistant chefs). Financial and management control is maintained at the corporate level through the use of automated systems that include centralized accounting and reporting.

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

Employees

At December 22, 2016, we employed 2,195 persons (including employees at managed facilities), 1,411 of whom were full-time employees, and 784 of whom were part-time employees; 46 of whom were headquarters personnel, 147 of whom were restaurant management personnel, 1,372 of whom were kitchen personnel and 630 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may adversely affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.

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

We are dependent upon the continued services of Michael Weinstein, our Chairman of the Board and Chief Executive Officer, and a number of key management and other team members who have significant influence over the Company’s business strategy and managerial decisions. The Company does not have an employment agreement with Mr. Weinstein. The loss of Mr. Weinstein’s services or other key personnel, or limitations on their involvement with the Company, could have a material adverse effect on our business or operating results. We do not maintain key person life insurance on any officers of the Company.

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

Factors beyond our control could adversely affect our ability to open new restaurants efficiently, which could cause our operations and financial condition to suffer. These factors include, but are not limited to:

--	Selection and availability of suitable restaurant sites;

--	Negotiation of acceptable lease or purchase terms for such sites;

--	Negotiation of reasonable construction contracts and adequate supervision of construction;

--	Our ability to secure required governmental permits and approvals for both construction and operation;
12

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

Our ability to compete with non-tipping restaurants may be adversely affected.

Certain restaurants in areas in which we operate have eliminated tipping and more restaurants may decide to follow suit. We have not implemented such a policy and cannot estimate the effect such change may have on our operations. In the event we are forced to compete and raise our prices to provide for gratuities, this may have a material adverse effect on our business, financial conditions, results of operations or cash flows.

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

Changes in accounting standards can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New pronouncements and varying interpretations of pronouncements have occurred and may occur in the future. See Note 1 to the Consolidated Financial Statements related to recently adopted accounting standards.

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

Adverse weather conditions and natural disasters could adversely affect our restaurant sales.

Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and, in more severe cases such as hurricanes, tornadoes or other natural disasters, cause temporary closures, sometimes for prolonged periods, which would negatively impact our restaurant sales. Our restaurants have previously been adversely affected by the flooding caused from Hurricane Sandy as well as other adverse weather conditions. Several of our newest restaurants are located on the East Coast of Florida in low lying areas prone to flooding. Changes in weather could result in construction delays, interruptions to the availability of utilities, and shortages or interruptions in the supply of food items and other supplies, which could increase our costs. Some climatologists predict that the long-term effects of climate change and global warming may result in more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations.

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

The success of the business of our restaurants located in Las Vegas, Nevada, Atlantic City, New Jersey, Tampa and Hollywood, Florida, and Ledyard, Connecticut is substantially dependent on the success of the casinos in which the Company operates in these locations to attract customers for themselves and for our restaurants. In particular, casinos in Atlantic City have experienced a significant decline in revenues in recent years as a result of the economic downturn, Hurricane Sandy in 2012, and the fact that numerous casinos have opened in other locations in the Eastern United States. Five of the twelve casinos in Atlantic City have closed. Although the Company did not operate any restaurants in the casinos that closed and the Company’s restaurants in Atlantic City actually experienced an increase in sales of approximately 5.5% from fiscal 2015 to fiscal 2016, the downturn affecting Atlantic City casinos and tourism in general could have a material adverse effect on our restaurants in the city.

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

There can be no assurance casino gambling will ever be approved at New Meadowlands Racetrack.

The Company has invested an aggregate of $4,886,000 in the New Meadowlands Racetrack (“NMR”) through its investment in Meadowlands Newmark, LLC, an existing member of NMR to which it has also loaned $1,700,000. The Company has the exclusive right to operate the food and beverage concessions in a casino at NMR if casino gambling is approved. A November 2016 referendum to approve two new casinos in Northern New Jersey was defeated. The issue cannot be voted upon for the following two years. As a result, the Company expects it will be subject to additional capital calls in the future that it can either participate in or have its interest diluted. There can be no assurance that a casino will be approved at NMR with Meadowlands Newmark LLC being granted the right to conduct gambling at such a casino at any time in the future.

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
16

--	Acceptance of a new or modified concept in each of the new markets in which we could be located.

These fluctuations make it difficult for us to predict and address in a timely manner factors that may have a negative impact on our business, results of operations and financial condition.

Any expansion may strain our infrastructure, which could slow restaurant development.

The Company has recently expanded its operations in the States of Florida and Alabama, where we have previously not done business. Any expansion may place a strain on our management systems, financial controls, and information systems. To manage growth effectively, we must maintain the high level of quality and service at our existing and future restaurants. We must also continue to enhance our operational, information, financial and management systems and locate, hire, train and retain qualified personnel, particularly restaurant managers. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that any expansion will impose on management and those systems and controls. If we are not able to effectively manage any one or more of these or other aspects of expansion, our business, results of operations and financial condition could be materially adversely affected.

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
17

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

Provisions of our certificate of incorporation and by-laws, as well as provisions of New York law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

--	The New York anti-takeover statute prevents any shareholder who acquires more than 20% of the Company’s capital stock from acquiring control of the Company for a five-year period, unless approved by the Board.

--	prohibiting cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect direct candidates; and

--	advance notice provisions in connection with stockholder proposals that may prevent or hinder any attempt by our stockholders to bring business to be considered by our stockholders at a meeting or replace our board of directors.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our restaurant facilities, with the exception of The Rustic Inn in Dania Beach, Florida and Shuckers in Jensen Beach, Florida, and our executive offices are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of October 1, 2016, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Years Lease Terms Expire	Number of Facilities

2017-2021	11
2022-2026	7
2027-2031	3
2032-2036	6

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq Capital Market under the symbol “ARKR.” The high and low sale prices for our Common Stock from September 28, 2014 through October 1, 2016 are as follows:

Calendar 2014	Low	High

Fourth Quarter	$21.10	$22.46

Calendar 2015

First Quarter	21.77	25.24
Second Quarter	24.26	26.99
Third Quarter	22.85	25.47
Fourth Quarter	22.13	24.45

Calendar 2016

First Quarter	20.01	22.95
Second Quarter	20.00	23.70
Third Quarter	22.18	24.10

As of December 27, 2016, there were 34 holders of record of our common stock and approximately an additional 1,589 beneficial owners.

Dividend Policy

On December 15, 2014, March 3, 2015, June 9, 2015, September 3, 2015, December 7, 2015, March 1, 2016, June 2, 2016 and September 7, 2016 our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Purchases of Equity Securities by Issuer and Affiliated Purchases

There were no purchases made during the fourth quarter of the issuer’s fiscal year.

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

No options were granted during the years ended October 1, 2016 and October 3, 2015 under any of the above plans.

During the year ended October 3, 2015, options to purchase 139,500 shares of common stock at a weighted average exercise price of $29.36 per share expired unexercised.

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at October 1, 2016:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	518,608	$20.33	500,000
Equity compensation plans not approved by shareholders[1]	None	N/A	None
Total	518,608	$20.33	500,000

Of the 518,608 options outstanding on October 1, 2016, 323,000 were held by the Company’s officers and directors.

(1)	The Company has no equity compensation plan that was not approved by shareholders.

Stock Performance Graph

The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing October 1, 2011 and ending September 30, 2016 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common

Stock and in each index on October 1, 2011 and that all dividends paid by companies included in each index were reinvested.

	Cumulative Total Return
	10/1/11	9/29/12	9/28/13	9/27/14	10/3/15	10/1/16

Ark Restaurants Corp.	$100.00	$135.88	$ 183.84	$199.02	$212.69	$217.24
NASDAQ Composite	100.00	131.82	163.39	196.20	202.78	234.77
SIC Code 5812 - Eating & Drinking Places	100.00	119.68	145.65	151.61	183.97	190.45

Item 6.	Selected Consolidated Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of October 1, 2016, the Company owned and operated 21 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Statements of Income for the year ended October 1, 2016 includes revenues and operating income of approximately $4,763,000 and $523,000, respectively, related to Shuckers in Jensen Beach, FL, which was acquired on October 22, 2015.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal year ended October 1, 2016 included 52 weeks and the fiscal year ended October 3, 2015 included 53 weeks.

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

Results of Operations

The Company’s operating income of $7,394,000 for the year ended October 1, 2016 decreased 17.3% compared to operating income of $8,941,000 for the year ended October 3, 2015. This decrease resulted primarily from: (i) a decrease in operating income of The Rustic Inn in Dania Beach, Florida in the amount of $509,000 due to a road construction project started in the second quarter of fiscal 2016 by the local municipality that is expected to last approximately 18 months, (ii) the closure, due to lease expiration, of V Bar in November 2015, (iii) the closure of Center Cafe in February 2016, and (iv) higher than expected operating payrolls due to labor law changes partially offset by: (i) operating income related to Shuckers in Jensen Beach, FL in the amount of $523,000 (which was acquired on October 22, 2015), (ii) operating income related to the Southwest Porch in Bryant Park, NY in the amount of $817,000 (which opened on July 1, 2015), (iii) the reversal of commercial rent tax liabilities in the amount of $1,101,000, and (iv) the correction of an immaterial error related to an overstatement of a rent liability in the amount of $261,000.

The following table summarizes the significant components of the Company’s operating results for the years ended October 1, 2016 and October 3, 2015, respectively:

	Year Ended		Variance
	October 1, 2016	October 3, 2015	$	%
	(in thousands)

REVENUES:
Food and beverage sales	$148,479	$144,588	$3,891	2.7%
Other revenue	1,673	1,275	398	31.2%
Total revenues	150,152	145,863	4,289	2.9%

COSTS AND EXPENSES:
Food and beverage cost of sales	39,545	39,435	110	0.3%
Payroll expenses	50,718	46,903	3,815	8.1%
Occupancy expenses	16,515	16,790	(275)	-1.6%
Other operating costs and expenses	19,719	18,494	1,225	6.6%
General and administrative expenses	11,708	10,885	823	7.6%
Depreciation and amortization	4,553	4,415	138	3.1%
Total costs and expenses	142,758	136,922	5,836	4.3%
OPERATING INCOME	$7,394	$8,941	$(1,547)	-17.3%

Revenues

During the Company’s year ended October 1, 2016 (“fiscal 2016”), revenues increased 2.9% compared to the year ended October 3, 2015 (“fiscal 2015”). This increase resulted primarily from revenues related to Shuckers in Jensen Beach, FL (which was acquired on October 22, 2015) and revenues related to the Southwest Porch in Bryant Park, NY (which opened on July 1, 2015), partially offset by the same-store sales impacts discussed below and the closure of Center Café in Washington, DC and three properties in Las Vegas (V Bar, Shake & Burger and Towers Deli) as a result of lease expirations.

Food and Beverage Same-Store Sales

On a Company-wide basis, same store food and beverage sales decreased 2.0% for the year ended October 1, 2016 as compared to the year ended October 3, 2015 as follows:

	Year Ended		Variance
	October 1, 2016	October 3, 2015	$	%
	(in thousands)

Las Vegas	$44,130	$44,636	$(506)	-1.1%
New York	39,312	39,011	301	0.8%
Washington, DC	13,066	13,276	(210)	-1.6%
Atlantic City, NJ	6,984	6,620	364	5.5%
Boston	3,597	3,912	(315)	-8.1%
Connecticut	3,547	3,571	(24)	-0.7%
Florida	25,418	27,811	(2,393)	-8.6%
Same store sales	136,054	138,837	$(2,783)	-2.0%
Other	12,425	5,751
Food and beverage sales	$148,479	$144,588

Same-store sales in Las Vegas (which exclude the V Bar, Shake & Burger and Towers Deli properties as they were closed during the periods) decreased 1.1% primarily as a result of increased competition. Same-store sales in New York increased 0.8%, primarily as a result of good weather conditions. Same-store sales in Washington, DC, which excludes Center Café which closed in February 2016, decreased 1.6% as a result of construction in Union Station where our Thunder Grill property is located. Same-store sales in Atlantic City increased 5.5% primarily due to increased traffic at the properties in which we operate our restaurants. Same-store sales in Boston decreased 8.1% primarily as a result of poor winter weather conditions as compared to the same period last year. Same-store sales in Connecticut decreased 0.7% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida decreased 8.6% reflecting decreased traffic at The Rustic Inn in Dania Beach, FL due to a road construction project started in the second quarter of fiscal 2016 by the local municipality that is expected to last approximately 18 months, combined with increased competition at one of our food court properties. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period (e.g., Southwest Porch and Shuckers), sales related to properties that were closed during the periods due to lease expiration and other closures and other catering sales.

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

Other Revenue

The increase in Other Revenue for fiscal 2016 as compared to fiscal 2015 is primarily due to an increase in purchase service fees.

Costs and Expenses

Costs and expenses for the years ended October 1, 2016 and October 3, 2015 were as follows (in thousands):

	Year Ended October 1,	% to Total	Year Ended October 3,	% to Total	Increase (Decrease)
	2016	Revenues	2015	Revenues	$	%

Food and beverage cost of sales	$39,545	26.3%	$39,435	27.0%	$110	0.3%
Payroll expenses	50,718	33.8%	46,903	32.2%	3,815	8.1%
Occupancy expenses	16,515	11.0%	16,790	11.5%	(275)	-1.6%
Other operating costs and expenses	19,719	13.1%	18,494	12.7%	1,225	6.6%
General and administrative expenses	11,708	7.8%	10,885	7.5%	823	7.6%
Depreciation and amortization	4,553	3.0%	4,415	3.0%	138	3.1%
	$142,758		$136,922		$5,836

The decrease in food and beverage costs as a percentage of total revenues for fiscal 2016 compared to fiscal 2015 is primarily the result of menu price increases in fiscal 2016 and the stabilization of commodity prices.

Payroll expenses as a percentage of total revenues for fiscal 2016 compared to fiscal 2015 increased primarily as a result of labor law changes and payroll incurred at The Rustic Inn in Jupiter, FL with no corresponding increase in sales.

Occupancy expenses as a percentage of total revenues, excluding the impact of the reversal of commercial rent tax liabilities in the amount of $1,101,000 and the correction of an error related to an overstatement of a rent liability in the amount of $261,000, for fiscal 2016 were consistent with the same period of last year.

Other operating costs and expenses as a percentage of total revenues for fiscal 2016 increased slightly as compared to fiscal 2015 as a result of fixed costs at properties where sales declined.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for fiscal 2016 increased as compared to the same period of last year primarily as a result of annual compensation adjustments and transaction costs in the first quarter of fiscal 2016 of approximately $160,000 incurred in connection with the purchase of Shuckers.

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

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.

Our overall effective tax rate in the future will be affected by factors such as income earned by our VIEs, generation of FICA TIP credits and the mix of geographical income for state tax purposes as Nevada does not impose an income tax.

The Revenue Reconciliation Act of 1993 provides tax credits to us for FICA taxes paid on tip income of restaurant service personnel. The net benefit to us was $854,000 and $810,000 in fiscal 2016 and 2015, respectively.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations. We utilize cash generated from operations to fund the cost of developing and opening new restaurants, acquiring existing restaurants owned by others and remodeling existing restaurants we own; however, in recent years, we have utilized bank and other borrowings to finance specific transactions.

Net cash flow provided by operating activities for fiscal 2016 was $7,602,000, compared to $11,301,000 for the prior year. This decrease was attributable to a decrease in operating income discussed above combined with changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.

Net cash used in investing activities for fiscal 2016 was $3,045,000 and resulted primarily from purchases of fixed assets at existing restaurants, an additional $200,000 loan made to Meadowlands Newmark, LLC and the cash portion of the purchase of Shuckers in the amount of $717,000.

Net cash used in investing activities for fiscal 2015 was $3,659,000 and resulted primarily from purchases of fixed assets at existing restaurants and improvements made at our property, The Rustic Inn in Jupiter, FL, which was opened in the last week of January 2015.

Net cash used in financing activities for fiscal 2016 of $7,053,000 resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests.

Net cash used in financing activities for fiscal 2015 of $6,569,000 resulted from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests partially offset by the proceeds from the exercise of stock options.

The Company had a working capital deficiency of $658,000 at October 1, 2016, as compared to working capital of $129,000 at October 3, 2015. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On January 4, 2016, April 4, 2016, July 1, 2016 and October 5, 2016, the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Restaurant Expansion

On March 27, 2015, the Company, through a wholly-owned subsidiary, entered into an agreement to operate a kiosk in Bryant Park, New York, NY for the sale of food and beverages for an initial period expiring through March 31, 2020 with an option to extend the agreement for five additional years. Renovations totaled approximately $400,000 and the property opened in July 2015.

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

Investment in and Receivable from New Meadowlands Racetrack

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC and an ownership interest of 7.4% in NMR. In 2015, the Company invested an additional $222,000, as a result of capital calls, bringing its total investment to $4,886,000 with no change in ownership. In addition to the Company’s ownership interest in NMR, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant. The voter referendum for casino gaming in Northern New Jersey was defeated in November 2016. State law prohibits the issue from being put on the ballot before voters for the following two years. In connection with NMR’s restructuring of an existing loan which comes due on June 30, 2018, and to extend the loan through December 2021, the Company expects to fund its proportionate share of an anticipated $3 million capital call in January 2017 rather than having its interest diluted.

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

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above.

Recent Restaurant Dispositions and Charges

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. While all of these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. No impairment charges were necessary for the years ended October 1, 2016 and October 3, 2015.

Recoverability of Investment in New Meadowlands Racetrack (“NMR”)

The carrying value of our Investment in Meadowlands Newmark, LLC, which has a 63.7% ownership in NMR, is determined using the cost method. In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable, if dividends are declared. We review our Investment in NMR each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on its fair value, such as the defeat of the referendum for casino gaming in Northern New Jersey in November 2016.

As a result, we performed an assessment of the recoverability of our indirect Investment in NMR as of October 1, 2016 which involved critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in Northern New Jersey which is the most heavily weighted assumption and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.

In performing this assessment, we estimate the fair value of our Investment in NMR using our best estimate of these assumptions which we believe would be consistent with what a hypothetical marketplace participant would use. The variability of these factors depends on a number of conditions, including uncertainty about future events and our inabiliy as a minority shareholder to control certain outcomes and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted.

As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result.

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

Goodwill and Trademarks

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At October 1, 2016, the Company performed a qualitative assessment of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at October 1, 2016. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

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

Recent Developments

See Note 16 of Notes to Consolidated Financial Statements for a description of recent developments that have occurred subsequent to October 1, 2016.

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

Evaluation of Disclosure Controls and Procedures.

As of October 1, 2016 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of October 1, 2016. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of October 1, 2016 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of October 1, 2016.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the quarter ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide any person without charge, upon request, a copy of such code of ethics by mailing the request to us at 85 Fifth Avenue, New York, NY 10003, Attention: Robert Stewart.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries (the “Company”) as of October 1, 2016 and October 3, 2015, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the two-year period ended October 1, 2016. Ark Restaurants Corp. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ark Restaurants Corp. and Subsidiaries as of October 1, 2016 and October 3, 2015, and their results of operations and cash flows for each of the years in the two-year period ended October 1, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

December 30, 2016

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	October 1, 2016	October 3, 2015
		(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $889 at October 1, 2016 and $604 at October 3, 2015 related to VIEs)	$7,239	$9,735
Accounts receivable (includes $429 at October 1, 2016 and $303 at October 3, 2015 related to VIEs)	3,750	3,221
Employee receivables	453	485
Inventories (includes $23 at October 1, 2016 and $24 at October 3, 2015 related to VIEs)	1,892	1,956
Prepaid expenses and other current assets (includes $228 at October 1, 2016 and $216 at October 3, 2015 related to VIEs)	2,662	2,365
Total current assets	15,996	17,762
FIXED ASSETS - Net (includes $22 at October 1, 2016 and $40 at October 3, 2015 related to VIEs)	29,546	27,804
INTANGIBLE ASSETS - Net	526	499
GOODWILL	7,895	6,813
TRADEMARKS	1,611	1,221
DEFERRED INCOME TAXES	3,416	4,453
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,701	6,453
OTHER ASSETS (includes $71 at October 1, 2016 and October 3, 2015 related to VIEs)	2,564	1,562
TOTAL ASSETS	$68,255	$66,567

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $114 at October 1, 2016 and $81 at October 3, 2015 related to VIEs)	$2,876	$3,207
Accrued expenses and other current liabilities (includes $238 at October 1, 2016 and $131 at October 3, 2015 related to VIEs)	10,555	10,332
Accrued income taxes	606	2,477
Current portion of notes payable	2,617	1,617
Total current liabilities	16,654	17,633
OPERATING LEASE DEFERRED CREDIT (includes $73 at October 1, 2016 and $81 at October 3, 2015 related to VIEs)	3,576	3,796
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	5,321	3,907
TOTAL LIABILITIES	25,551	25,336
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 3,423 and 4,774 shares at October 1, 2016 and October 3, 2015; outstanding, 3,423 and 3,418 shares at October 1, 2016 and October 3, 2015	34	48
Additional paid-in capital	12,942	25,682
Retained earnings	27,158	26,548
	40,134	52,278
Less treasury stock, at cost, of 1,356 shares at October 3, 2015	-	(13,220)
Total Ark Restaurants Corp. shareholders’ equity	40,134	39,058
NON-CONTROLLING INTERESTS	2,570	2,173
TOTAL EQUITY	42,704	41,231
TOTAL LIABILITIES AND EQUITY	$68,255	$66,567

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended
	October 1, 2016	October 3, 2015

REVENUES:
Food and beverage sales	$148,479	$144,588
Other revenue	1,673	1,275
Total revenues	150,152	145,863

COSTS AND EXPENSES:
Food and beverage cost of sales	39,545	39,435
Payroll expenses	50,718	46,903
Occupancy expenses	16,515	16,790
Other operating costs and expenses	19,719	18,494
General and administrative expenses	11,708	10,885
Depreciation and amortization	4,553	4,415
Total costs and expenses	142,758	136,922
OPERATING INCOME	7,394	8,941
OTHER (INCOME) EXPENSE:
Interest expense	416	238
Interest income	(180)	(47)
Other (income) expense, net	(430)	(238)
Total other (income) expense, net	(194)	(47)
INCOME BEFORE PROVISION FOR INCOME TAXES	7,588	8,988
Provision for income taxes	2,098	2,596
CONSOLIDATED NET INCOME	5,490	6,392
Net income attributable to non-controlling interests	(1,460)	(1,002)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$4,030	$5,390

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$1.18	$1.59
Diluted	$1.15	$1.54

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,418	3,393
Diluted	3,507	3,509

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

YEARS ENDED OCTOBER 1, 2016 AND OCTOBER 3, 2015

(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In	Retained		Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Treasury Stock	Equity	Interests	Equity

BALANCE - September 27, 2014	4,733	$47	$25,167	$24,554	$(13,220)	$36,548	$2,344	$38,892

Net income	-	-	-	5,390	-	5,390	1,002	6,392
Exercise of stock options	41	1	524	-	-	525	-	525
Tax benefit on exercise of stock options	-	-	113	-	-	113	-	113
Stock-based compensation	-	-	426	-	-	426	-	426
Change in excess tax benefits from stock-based compensation	-	-	(548)	-	-	(548)	-	(548)
Distributions to non-controlling interests	-	-	-	-	-	-	(1,173)	(1,173)
Accrued and paid dividends - $1.00 per share	-	-	-	(3,396)	-	(3,396)	-	(3,396)

BALANCE - October 3, 2015	4,774	48	25,682	26,548	(13,220)	39,058	2,173	41,231

Net income	-	-	-	4,030	-	4,030	1,460	5,490
Exercise of stock options	5	-	83	-	-	83	-	83
Tax benefit on exercise of stock options	-	-	11	-	-	11	-	11
Stock-based compensation	-	-	286	-	-	286	-	286
Change in excess tax benefits from stock-based compensation	-	-	86	-	-	86	-	86
Retirement of treasury shares	(1,356)	(14)	(13,206)	-	13,220	-	-	-
Distributions to non-controlling interests	-	-	-	-	-	-	(1,063)	(1,063)
Dividends paid - $1.00 per share	-	-	-	(3,420)	-	(3,420)	-	(3,420)

BALANCE - October 1, 2016	3,423	$34	$12,942	$27,158	$-	$40,134	$2,570	$42,704

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	October 1, 2016	October 3, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$5,490	$6,392
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on closure of restaurants	16	-
Deferred income taxes	1,134	213
Stock-based compensation	286	426
Depreciation and amortization	4,553	4,415
Amortization of deferred financing costs	43	-
Operating lease deferred credit	(220)	(423)
Excess tax benefits related to stock-based compensation	(11)	(113)
Changes in operating assets and liabilities:
Accounts receivable	(529)	(205)
Inventories	131	(124)
Prepaid, refundable and accrued income taxes	(1,886)	1,428
Prepaid expenses and other current assets	(191)	(874)
Other assets	(865)	(445)
Accounts payable - trade	(331)	615
Accrued expenses and other current liabilities	(18)	(4)
Net cash provided by operating activities	7,602	11,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,160)	(3,204)
Loans and advances made to employees	(198)	(247)
Payments received on employee receivables	230	161
Payments received on note receivable	-	253
Purchase of member interest in Meadowlands Newmark LLC	-	(222)
Loan made to Meadowlands Newmark LLC	(200)	-
Purchase of Shuckers	(717)	-
Purchase of leasehold rights	-	(400)
Net cash used in investing activities	(3,045)	(3,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,533)	(1,794)
Payment of debt financing costs	(131)	-
Dividends paid	(3,420)	(4,240)
Proceeds from issuance of stock upon exercise of stock options	83	525
Excess tax benefits related to stock-based compensation	11	113
Distributions to non-controlling interests	(1,063)	(1,173)
Net cash used in financing activities	(7,053)	(6,569)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,496)	1,073
CASH AND CASH EQUIVALENTS, Beginning of year	9,735	8,662
CASH AND CASH EQUIVALENTS, End of year	$7,239	$9,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$416	$238
Income taxes	$2,850	$956
Non-cash financing activities:
Note payable in connection with the purchase of Shuckers	$5,000	$-
Retirement of 1,356 treasury shares	$13,220	$-
Changes in excess tax benefits from stock-based compensation	$86	$(548)

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of October 1, 2016, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 21 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

The Company operates six restaurants in New York City, two in Washington, D.C., five in Las Vegas, Nevada, three in Atlantic City, New Jersey, one at the Foxwoods Resort Casino in Ledyard, Connecticut, one in Boston, Massachusetts and three in Florida. The Las Vegas operations include four restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and six food court concepts and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant and a bar in the Resorts Atlantic City Hotel and Casino and a restaurant and bar at the Tropicana Hotel and Casino. The operation at the Foxwoods Resort Casino consists of one fast food concept and a restaurant. In Boston, Massachusetts, the Company operates a restaurant in the Faneuil Hall Marketplace. The Florida operations include two Rustic Inn’s, one in Dania Beach, Florida and one in Jupiter, Florida, Shuckers in Jensen Beach, Florida and the operation of five fast food facilities in Tampa, Florida and seven fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino.

Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.

During the quarter ended July 2, 2016, the Company identified an immaterial error in previously issued financial statements related to an overstatement of a rent liability in the amount of $261,000 ($191,000 net of tax or $0.06 per basic and $0.05 per diluted share for the 13 and 39-weeks ended July 2, 2016). The Company reviewed this accounting error utilizing SEC Staff Accounting Bulletin No. 99, “Materiality” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Effects of Prior Year Misstatements on Current Year Financial Statements” (“SAB 108”) and determined the impact of the error to be immaterial to any prior period’s presentation. The accompanying consolidated financial statements as of October 1, 2016 reflect the correction of the aforementioned immaterial error.

Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal year ended October 1, 2016 included 52 weeks and the fiscal year ended October 3, 2015 included 53 weeks.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include allowances for potential bad debts on receivables, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates.

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

For the years ended October 1, 2016 and October 3, 2015, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases.

Inventories — Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of food and beverages, merchandise for sale and other supplies.

Fixed Assets — Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Estimated lives range from three to seven years for furniture, fixtures and equipment and up to 40 years for buildings and related improvements. Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 30 years. For leases with renewal periods at the Company’s option, if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major replacements and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets and any resulting gain or loss is recognized in the Consolidated Statements of Income.

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

Long-lived Assets — Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. No impairment charges were necessary for the years ended October 1, 2016 and October 3, 2015.

Goodwill and Trademarks — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At October 1, 2016, the Company performed a qualitative assessment of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at October 1, 2016. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

Investments – Each reporting period, the Company reviews its investments in equity and debt securities, except for those classified as trading, to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on the fair value of such investment. When such events or changes occur, the Company evaluates the fair value compared to cost basis in the investment. For investments in non-publicly traded companies, management’s assessment of fair value is based on valuation methodologies including discounted cash flows, estimates of sales proceeds, and appraisals, as appropriate. The Company considers the assumptions that it believes hypothetical marketplace participants would use in evaluating estimated future cash flows when employing the discounted cash flow or estimates of sales proceeds valuation methodologies.

In the event the fair value of an investment declines below the Company’s cost basis, management is required to determine if the decline in fair value is other than temporary. If management determines the decline is other than temporary, an impairment charge is recorded. Management’s assessment as to the nature of a decline in fair value is based on, among other things, the length of time and the extent to which the market value has been less than the cost basis; the financial condition and near-term prospects of the issuer; and the Company’s intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value.

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

The Company offers customers the opportunity to purchase gift certificates. At the time of purchase by the customer, the Company records a gift certificate liability for the face value of the certificate purchased. The Company recognizes the revenue and reduces the gift certificate liability when the certificate is redeemed. The Company does not reduce its recorded liability for potential non-use of purchased gift cards. As of October 1, 2016, the total liability for gift cards in the amount of $161,487 is included in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheet.

Additionally, the Company presents sales tax on a net basis in its consolidated financial statements.

Occupancy Expenses — Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.

Defined Contribution Plan — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended October 1, 2016 and October 3, 2015, the Company did not make any contributions to the Plan.

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

Stock-based Compensation — The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the applicable vesting period using the straight-line method. Upon exercise of options, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The Company did not grant any options during the fiscal years 2016 and 2015. The Company generally issues new shares upon the exercise of employee stock options.

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk free interest rate.

Recently Adopted Accounting Standards — In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in a reporting entity’s financial statements. Under this new guidance, debt issuance costs will be presented as a direct deduction from the related debt liability instead of an asset. This accounting change is consistent with the current presentation under GAAP for debt discounts and it also converges the guidance under GAAP with that in the International Financial Reporting Standards. Debt issuance costs will reduce the proceeds from debt borrowings in the statement of cash flows instead of being presented as a separate caption in the financing section of that statement. Amortization of debt issuance costs will continue to be reported as interest expense in the statements of income. This accounting update does not affect the current accounting guidance for the recognition and measurement of debt issuance costs. This update is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for all entities for financial statements that have not been previously issued. This guidance has been adopted by the Company as of October 4, 2015 and did not have a material impact on its consolidated financial statements.

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

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance will require equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update will also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This guidance also changes the presentation and disclosure requirements for financial instruments as well as clarifying the guidance related to valuation allowance assessments when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for financial statements of fiscal years and interim periods that have not been issued. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers – Principal versus Agent Considerations. This ASU is intended to clarify revenue recognition accounting when a third party is involved in providing goods or services to a customer. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, including interim periods within those annual periods, and early application is permitted as of the beginning of an interim or annual reporting period. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing. This ASU is intended to clarify identifying performance obligations and licensing implementation guidance. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, and early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The guidance is to be applied using a retrospective transition method to each period presented and is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is currently assessing the impact this ASU will have on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory. The amendments in this ASU remove the prohibition against the recognition of current and deferred income tax effects of intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash and require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	October 1, 2016	October 3, 2015
	(in thousands)

Cash and cash equivalents	$889	$604
Accounts receivable	429	303
Inventories	23	24
Prepaid expenses and other current assets	228	216
Due from Ark Restaurants Corp. and affiliates (1)	-	103
Fixed assets - net	22	40
Other assets	71	71
Total assets	$1,662	$1,361

Accounts payable - trade	$114	$81
Accrued expenses and other current liabilities	238	131
Due to Ark Restaurants Corp. and affiliates (1)	173	-
Operating lease deferred credit	73	81
Total liabilities	598	293
Equity of variable interest entities	1,064	1,068
Total liabilities and equity	$1,662	$1,361

(1)	Amounts due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

The Consolidated Statement of Income for the year ended October 1, 2016 includes revenues and operating income of approximately $4,763,000 and $523,000, respectively, related to Shuckers. Transaction costs incurred in the amount of approximately $170,000 are included in general and administrative expenses in the Consolidated Statement of Income for the year ended October 1, 2016. The Company expects the Goodwill and indefinite life Trademarks to be deductible for tax purposes.

The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income for the years ended October 1, 2016 and October 3, 2015 and includes the results of operations for Shuckers for the period prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Shuckers occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	Year Ended
	October 1, 2016	October 3, 2015

Total revenues	$150,394	$150,995
Net income	$4,051	$6,330
Net income per share - basic	$1.19	$1.87
Net income per share - diluted	$1.16	$1.80

On March 27, 2015, the Company, through a wholly-owned subsidiary, entered into an agreement to operate a kiosk in Bryant Park, New York, NY for the sale of food and beverages for an initial period expiring through March 31, 2020 with an option to extend the agreement for five additional years. Renovations totaled approximately $400,000 and the property opened in July 2015.

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

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of

Meadowlands Newmark, LLC and an ownership interest of 7.4% of NMR. In 2015, the Company invested an additional $222,000, as a result of capital calls, bringing its total investment to $4,886,000 with no change in ownership. This investment has been accounted for based on the cost method and is included in Other Assets in the accompanying Consolidated Balance Sheets at October 1, 2016 and October 3, 2015.

In addition to the Company’s ownership interest in NMR through Meadowlands Newmark, LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, neither of which can be assured, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At October 1, 2016, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $164,000 and $272,000 at October 1, 2016 and October 3, 2015, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,814,659 and $1,566,997, are included in Investment In and Receivable From New Meadowlands Racetrack in the Consolidated Balance Sheets at October 1, 2016 and October 3, 2015, respectively.

In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable, if dividends are declared. We review our Investment in NMR each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on its fair value, such as the defeat of the referendum for casino gaming in Northern New Jersey in November 2016 as discussed in Note 16.

As a result, we performed an assessment of the recoverability of our indirect Investment in NMR as of October 1, 2016 which included estimates requiring significant management judgment, include inherent uncertainties and are often ·interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in Northern NJ which is the most heavily weighted assumption and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.

In performing this assessment, we estimated the fair value of our Investment in NMR using our best estimate of these assumptions which we believe would be consistent with what a hypothetical marketplace participant would use. The variability of these factors depends on a number of conditions, including uncertainty about future events and our inability as a minority shareholder to control certain outcomes and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As a result of the above, no impairment was deemed necessary as of October 1, 2016.

6.	FIXED ASSETS

Fixed assets consist of the following:

	October 1, 2016	October 3, 2015
	(In thousands)

Land and building	$9,002	$4,800
Leasehold improvements	43,402	43,960
Furniture, fixtures and equipment	36,062	35,806
Construction in progress	482	27
	88,948	84,593
Less: accumulated depreciation and amortization	59,402	56,789

	$29,546	$27,804

Depreciation and amortization expense related to fixed assets for the years ended October 1, 2016 and October 3, 2015 was $4,490,000 and $4,399,000, respectively.

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. No impairment charges were necessary for the years ended October 1, 2016 and October 3, 2015.

7.	INTANGIBLE ASSETS, GOODWILL AND TRADEMARKS

Intangible assets consist of the following:

	October 1, 2016	October 3, 2015
	(In thousands)

Purchased leasehold rights (a)	$2,737	$2,737
Noncompete agreements and other	303	213
	3,040	2,950
Less accumulated amortization	2,514	2,451

Total intangible assets	$526	$499

(a)	Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.

Amortization expense related to intangible assets for the years ended October 1, 2016 and October 3, 2015 was $63,000 and $16,000, respectively. Amortization expense for each of the next five years will be $63,000.

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

The changes in the carrying amount of goodwill and trademarks for the years ended October 1, 2016 and October 3, 2015 are as follows:

	Goodwill	Trademarks
	(In thousands)

Balance as of September 27, 2014	$4,813	$721
Acquired during the year	2,000	500
Impairment losses	-	-
Balance as of October 3, 2015	6,813	1,221
Acquired during the year	1,082	390
Impairment losses	-	-
Balance as of October 1, 2016	$7,895	$1,611

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	October 1,	October 3,
	2016	2015
	(In thousands)

Sales tax payable	$942	$992
Accrued wages and payroll related costs	2,495	1,832
Customer advance deposits	4,077	3,967
Accrued occupancy and other operating expenses	3,041	3,541

	$10,555	$10,332

Two subsidiaries of the Company (“the Ark Subsidiaries”), which operate food courts on Federally protected Indian land, had been involved in litigation with the state in which they operate, whereby the state attempted to collect commercial rent tax from the Ark Subsidiaries. The Company had continued to accrue such taxes as the litigation worked its way through the courts. During July 2016, the state agreed to the entry of consent judgments in favor of the Ark Subsidiaries holding that the state is constitutionally prohibited from taxing rentals of Indian land. In connection with this agreement, the Company reversed the accrual of these liabilities in the amount of $945,000 during the three months ended July 2, 2016. In addition, the Company received a refund of previously paid amounts in the amount of $157,000 in August 2016 related to the above matter. Such amounts are included in the Consolidated Statement of Income for the year ended October 1, 2016 as a reduction of Occupancy Expenses.

9.	NOTES PAYABLE – BANK

On February 25, 2013, the Company issued a promissory note to Bank Hapoalim B.M. (the “BHBM”) for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from BHBM under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan is payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014, and matures February 24, 2019. As of October 1, 2016, the outstanding balance of this note payable was approximately $3,907,000.

On October 22, 2015, in connection with the acquisition of Shuckers, the Company issued a promissory note to BHBM for $5,000,000. The note bears interest at LIBOR plus 3.5% per annum, and is payable in 60 equal monthly installments of $83,333, commencing on November 22, 2015, and matures October 21, 2020. As of October 1, 2016, the outstanding balance of this note payable was approximately $4,084,000.

On October 22, 2015, in connection with the Shuckers transaction, the Company also entered into a credit agreement (the “Revolving Facility”) with BHBM which expires on October 21, 2017 and provides for total availability of the lesser of (i) $10,000,000 and (ii) $20,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility will be evidenced by a promissory note (the “Revolving Note”) in favor of BHBM and will be payable over five years with interest at an annual rate equal to LIBOR plus 3.5% per year. As of October 1, 2016, no additional amounts were outstanding under the Revolving Facility.

Deferred financing costs incurred in connection with the Shuckers transaction in the amount of $130,585 are being amortized over the life of the agreements on a straight line basis. Amortization expense of $43,075 for the year ended October 1, 2016 is included in interest expense.

Borrowings under the Revolving Facility and both of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of October 1, 2016.

Long-term debt consists of the following:

	October 1,	October 3,
	2016	2015
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,907	$5,524
Promissory Note - Shuckers purchase	4,084	-

	7,991	5,524
Less: Current maturities	(2,617)	(1,617)
Less: Unamortized deferred financing costs	(53)	-

Long-term debt	$5,321	$3,907

As of October 1, 2016, the aggregate amounts of notes payable maturities are as follows:

2017	$2,617
2018	2,617
2019	1,674
2020	1,000
2021	83

$7,991

10.	COMMITMENTS AND CONTINGENCIES

Leases — The Company leases its restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2033. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurants’ sales in excess of stipulated amounts at such facility and in one instance based on profits.

As of October 1, 2016, future minimum lease payments under noncancelable leases are as follows:

Amount
Fiscal Year	(In thousands)

2017	$10,056
2018	9,694
2019	8,881
2020	8,003
2021	7,042
Thereafter	41,492

Total minimum payments	$85,168

In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of approximately $388,000 as security deposits under such leases.

Rent expense was approximately $13,791,000 and $13,055,000 for the fiscal years ended October 1, 2016 and October 3, 2015, respectively. Contingent rentals, included in rent expense, were approximately $4,382,000 and $4,211,000 for the fiscal years ended October 1, 2016 and October 3, 2015, respectively.

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

Share Repurchase Plan — On July 5, 2016, the Board of Directors authorized a share repurchase program authorizing management to purchase up to 500,000 shares of the Company’s common stock during the next twelve months. Any repurchase under the program will be effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 “Purchases of Certain Equity Securities by the Issuer and Others”, funded using the Company’s working capital and be based on management’s evaluation of market conditions and other factors. No repurchases were made for the year ended October 1, 2016.

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

No options were granted during the year ended October 1, 2016. The following table summarizes stock option activity under all plans:

	2016			2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, beginning of year	523,800	$20.29		704,161	$21.66
Options:
Granted	-			-
Exercised	(5,192)	$16.26		(40,861)	$12.84
Canceled or expired	-			(139,500)	$29.36
Outstanding and expected to vest, end of year	518,608	$20.33	$1,979,232	523,800	$20.29	$2,242,140
Exercisable, end of year	518,608	$20.33	$1,979,232	422,300	$19.76	$2,191,390
Weighted average remaining contractual life	5.1 Years			5.5 Years

Shares available for future grant	500,000			43,000

Compensation cost charged to operations for the fiscal years ended October 1, 2016 and October 3, 2015 for share-based compensation programs was approximately $286,000 and $426,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Statements of Income. As of October 1, 2016, there was no unrecognized compensation cost related to unvested stock options.

The following table summarizes information about stock options outstanding as of October 1, 2016:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)

$12.04	66,000	$12.04	2.6
$14.40	160,800	$14.40	5.7
$22.50	201,808	$22.50	7.7
$32.15	90,000	$32.15	0.2

	518,608	$20.33	5.1
F-20

12.	INCOME TAXES

The provision for income taxes attributable to continuing operations consists of the following:

	Year Ended
	October 1,	October 3,
	2016	2015
	(In thousands)

Current provision:
Federal	$778	$1,684
State and local	192	699
	970	2,383

Deferred provision (benefit):
Federal	915	342
State and local	213	(129)
	1,128	213

	$2,098	$2,596

The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	October 1,	October 3,
	2016	2015
	(In thousands)

Provision at Federal statutory rate (34% in 2016 and 2015)	$2,580	$3,056

State and local income taxes, net of tax benefits	326	346

Tax credits	(611)	(583)

Income attributable to non-controlling interest	(501)	(341)

Changes in tax rates	9	67

Other	295	51

	$2,098	$2,596
F-21

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 1,	October 3,
	2016	2015
	(In thousands)

Long-term deferred tax assets (liabilities):
State net operating loss carryforwards	$3,179	$3,069
Operating lease deferred credits	772	793
Depreciation and amortization	(256)	259
Deferred compensation	986	794
Partnership investments	(709)	(220)
Prepaid expenses	(444)	(201)
Other	230	182

Total long-term deferred tax assets	3,758	4,676
Valuation allowance	(342)	(223)

Total net deferred tax assets	$3,416	$4,453

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecasts of future earnings and the duration of statutory carryforward periods. The Company recorded a valuation allowance of $342,000 and $223,000 as of October 1, 2016 and October 3, 2015, respectively, attributable to state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis. During fiscal 2016, the Company’s valuation allowance increased by approximately $119,000 as the Company determined that certain state net operating losses became unrealizable on a more-likely-than-not basis.

As of October 1, 2016, the Company has New York State net operating losses of approximately $19,961,000 and New York City net operating loss carryforwards of approximately $18,328,000 that expire through fiscal 2036.

During fiscal 2015, certain equity compensation awards expired unexercised. As such, the Company reversed the related deferred tax asset in the amount of approximately $548,000 as a charge to Additional Paid-in Capital as there was a sufficient pool of windfall tax benefit available. During fiscal 2016, the Company recorded a credit to Additional Paid-in Capital of $86,000 related to equity compensation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	October 1,	October 3,
	2016	2015
	(In thousands)

Balance at beginning of year	$307	$162

Additions based on tax positions taken in current and prior years	105	145
Settlements	(46)	-

Balance at end of year	$366	$307
F-22

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of October 1, 2016, the Company accrued approximately $284,000 of interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2013 through 2016 fiscal years remain subject to examination by the Internal Revenue Service most state and local tax authorities.

13.	OTHER INCOME

Other income (expense) consists of the following:

	Year Ended
	October 1,	October 3,
	2016	2015
	(In thousands)

Licensing fees	$166	$185
Management fees	203	-
Other rentals	3	16
Loss on disposal of assets	(16)	-
Other	74	37

	$430	$238

14.	INCOME PER SHARE OF COMMON STOCK

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended October 1, 2016 and October 3, 2015 follows:

	Net Income Attributable to Ark Restaurants Corp. (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)

Year ended October 1, 2016

Basic EPS	$4,030	3,418	$1.18
Stock options	-	89	(0.03)

Diluted EPS	$4,030	$3,507	$1.15

Year ended October 3, 2015

Basic EPS	$5,390	3,393	$1.59
Stock options	-	116	(0.05)

Diluted EPS	$5,390	3,509	$1.54
F-23

For the year ended October 1, 2016, options to purchase 66,000 shares of common stock at a price of $12.04, options to purchase 160,800 shares of common stock at a price of $14.40 and options to purchase 201,808 shares of common stock at a price of $22.50 per were included in diluted earnings per share. Options to purchase 90,000 shares of common stock at a price of $32.15 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

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

Employee receivables totaled approximately $453,000 and $485,000 at October 1, 2016 and October 3, 2015, respectively. Such amounts consist of loans that are payable on demand and bear interest at the minimum statutory rate (0.66% at October 1, 2016 and 0.54% at October 3, 2015).

16.	SUBSEQUENT EVENTS

On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operates its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately Five Million Two Hundred Thousand Dollars ($5,200,000). Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000). In connection with the sale, Ark Jupiter and 1065 A1A, LLC have entered into a temporary lease and sub-lease arrangement which expires April 30, 2017 at which time the Company expects to vacate the space.

On November 30, 2016, the Company, through newly formed, wholly-owned subsidiaries, acquired the assets of the Original Oyster House, Inc., a restaurant and bar located in the City of Gulf Shores, Baldwin County, Alabama and the related real estate and the Original Oyster House II, Inc., a restaurant and bar located in the City of Spanish Fort, Baldwin County, Alabama and the related real estate and an adjacent retail shopping plaza. The total purchase price was for $10,750,000 plus inventory. The acquisition will be accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $8,000,000 and cash from operations.

The voter referendum for casino gaming in Northern New Jersey was defeated in November 2016. State law prohibits the issue from being put on the ballot before voters for the following two years. In connection with NMR’s restructuring of an existing loan which comes due on June 30, 2018, and to extend the loan through December 2021, the Company expects to fund its proportionate share of an anticipated $3 million capital call in January 2017 rather than having its interest diluted.

On December 7, 2016, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 3, 2017 to shareholders of record at the close of business on December 20, 2016.

******

F-24

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: December 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Weinstein	Chairman of the Board and Chief Executive Officer	December 30, 2016
(Michael Weinstein)

/s/ Vincent Pascal	Senior Vice President and Director	December 30, 2016
(Vincent Pascal)

/s/ Robert Stewart	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 30, 2016
(Robert Stewart)

/s/ Marcia Allen	Director	December 30, 2016
(Marcia Allen)

/s/ Steven Shulman	Director	December 30, 2016
(Steven Shulman)

/s/ Paul Gordon	Senior Vice President and Director	December 30, 2016
(Paul Gordon)

/s/ Bruce R. Lewin	Director	December 30, 2016
(Bruce R. Lewin)

/s/ Arthur Stainman	Director	December 30, 2016
(Arthur Stainman)

/s/ Stephen Novick	Director	December 30, 2016
(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004

10.4	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

10.5	Securities Purchase Agreement, by and between the Registrant and Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.6	Promissory Note, in the principal amount of $2,125,000, issued by the Company to Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.7	Promissory Note made by the Registrant to Bank Hapoalim B.M., issued as of February 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013.

10.8	Asset Purchase Agreement dated as of November 22, 2013 by and between W and O, Inc. and Ark Rustic Inn LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2013.

10.9	Amended and Restated Promissory Note made by the Company to Bank Hapoalim B.M., issued as of February 24, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.10	Term or Installment Loan Rider to Promissory Note to Bank Hapoalim B.M, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.11	Commercial Contract Agreement and Rider to Commercial Contract Agreement both dated as of August 10, 2015 by and between Ark Shuckers Real Estate LLC and D.C. Holding Company, Inc., incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.12	Restaurant Asset Purchase Agreement dated as of August 10, 2015 by and between Ark Shuckers LLC and Ocean Enterprises, Inc. incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.13	Management Purchase Agreement dated as of August 10, 2015 by and between Ark Island Beach Resort LLC and Island Beach Resort, Inc. incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.14	Credit Agreement (Term Facility) between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.15	Term Promissory Note issued by the Company in favor of Bank Hapoalim B.M. on October 21, 2015 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.16	Credit Agreement (Revolving Facility) and Form of Revolving Promissory Note between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.7 and 10.8 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.17	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Gulf Shores Real Estate, LLC, Ark Oyster House Gulf Shores I, LLC, Original Oyster House, Inc. and Premium Properties, Inc. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 15, 2016.

10.18	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Oyster House Causeway II, LLC, Ark Causeway Real Estate, LLC, Original Oyster House II, Inc. and Gumbo Properties, L.L.C. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 15, 2016.

10.19	ROFR Purchase and Sale Agreement dated as of October 13, 2016 by and between SCFRC-HWG, LLC and Ark Jupiter RI, LLC incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 15, 2016.

10.20	Purchase and Sale Agreement between Ark Jupiter RI, LLC and 1065 A1A, LLC, incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on November 15, 2016.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer.
*31.2	Certification of Chief Financial Officer.

*32	Section 1350 Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.