Form 10-Q
period 2016-12-31
ARK RESTAURANTS CORP
filed 2017-02-14
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at February 10, 2017
(Common stock, $.01 par value)	3,423,528

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016 (“Form 10-K”) as may be updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	December 31, 2016	October 1, 2016
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $511 at December 31, 2016 and $889 at October 1, 2016 related to VIEs)	$4,662	$7,239
Accounts receivable (includes $476 at December 31, 2016 and $429 at October 1, 2016 related to VIEs)	3,732	3,750
Employee receivables	428	453
Inventories (includes $18 at December 31, 2016 and $23 at October 1, 2016 related to VIEs)	2,161	1,892
Prepaid expenses and other current assets (includes $226 at December 31, 2016 and $228 at October 1, 2016 related to VIEs)	2,242	2,662
Total current assets	13,225	15,996
FIXED ASSETS - Net (includes $18 at December 31, 2016 and $22 at October 1, 2016 related to VIEs)	36,874	29,546
INTANGIBLE ASSETS - Net	688	526
GOODWILL	9,995	7,895
TRADEMARKS	2,111	1,611
DEFERRED INCOME TAXES	3,032	3,416
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,716	6,701
OTHER ASSETS (includes $71 at December 31, 2016 and October 1, 2016 related to VIEs)	2,527	2,564
TOTAL ASSETS	$75,168	$68,255
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $55 at December 31, 2016 and $114 at October 1, 2016 related to VIEs)	$3,463	$2,876
Accrued expenses and other current liabilities (includes $299 at December 31, 2016 and $238 at October 1, 2016 related to VIEs)	8,519	10,555
Accrued income taxes	1,461	606
Current portion of notes payable	4,216	2,617
Total current liabilities	17,659	16,654
OPERATING LEASE DEFERRED CREDIT (includes $67 at December 31, 2016 and $73 at October 1, 2016 related to VIEs)	3,524	3,576
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	11,071	5,321
TOTAL LIABILITIES	32,254	25,551
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued, 3,423 shares at December 31, 2016 and October 1, 2016; outstanding, 3,423 shares at December 31, 2016 and October 1, 2016	34	34
Additional paid-in capital	12,545	12,942
Retained earnings	28,036	27,158
Total Ark Restaurants Corp. shareholders’ equity	40,615	40,134
NON-CONTROLLING INTERESTS	2,299	2,570
TOTAL EQUITY	42,914	42,704
TOTAL LIABILITIES AND EQUITY	$75,168	$68,255

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FOR THE 13 WEEKS ENDED DECEMBER 31, 2016 AND JANUARY 2, 2016

 (In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 31, 2016	January 2, 2016

REVENUES:
Food and beverage sales	$37,953	$36,632
Other revenue	439	359
Total revenues	38,392	36,991

COSTS AND EXPENSES:
Food and beverage cost of sales	9,750	9,592
Payroll expenses	12,956	13,192
Occupancy expenses	4,732	4,545
Other operating costs and expenses	4,866	4,563
General and administrative expenses	3,300	3,328
Depreciation and amortization	1,483	1,138
Total costs and expenses	37,087	36,358
RESTAURANT OPERATING INCOME	1,305	633
Gain on sale of Rustic Inn, Jupiter	1,637	-
OPERATING INCOME	2,942	633
OTHER (INCOME) EXPENSE:
Interest expense	101	91
Interest income	(96)	(12)
Other (income) expense, net	(28)	(61)
Total other (income) expense, net	(23)	18
INCOME BEFORE PROVISION FOR INCOME TAXES	2,965	615
Provision for income taxes	880	139
CONSOLIDATED NET INCOME	2,085	476
Net income attributable to non-controlling interests	(351)	(155)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$1,734	$321

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.51	$0.09
Diluted	$0.49	$0.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,423	3,418
Diluted	3,507	3,517

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

FOR THE 13 WEEKS ENDED DECEMBER 31, 2016 AND JANUARY 2, 2016

(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In	Retained		Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Treasury Stock	Equity	Interests	Equity

BALANCE - October 3, 2015	4,774	$48	$25,682	$21,479	$(13,220)	$33,989	$1,326	$35,315

Net income	-	-	-	321	-	321	155	476
Exercise of stock options	-	-	1	-	-	1	-	1
Stock-based compensation	-	-	104	-	-	104	-	104
Distributions to non-controlling interests	-	-	-	-	-	-	(396)	(396)
Accrued and paid dividends - $0.25 per share	-	-	-	(855)	-	(855)	-	(855)

BALANCE - January 2, 2016	4,774	$48	$25,787	$20,945	$(13,220)	$33,560	$1,085	$34,645

BALANCE - October 1, 2016	3423	$34	$12,942	$27,158	$-	$40,134	$2,570	$42,704

Net income	-	-	-	1,734	-	1,734	351	2,085
Change in excess tax benefits from stock-based compensation	-	-	(397)	-	-	(397)	-	(397)
Distributions to non-controlling interests	-	-	-	-	-	-	(622)	(622)
Dividends paid - $0.25 per share	-	-	-	(856)	-	(856)	-	(856)

BALANCE - December 31, 2016	3,423	$34	$12,545	$28,036	$-	$40,615	$2,299	$42,914

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE 13 WEEKS ENDED DECEMBER 31, 2016 AND JANUARY 2, 2016

(In Thousands)

	13 Weeks Ended
	December 31, 2016	January 2, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,085	$476
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Loss on closure of restaurant	75	16
Gain on sale of Rustic Inn, Jupiter	(1,637)	-
Loss on disposal of assets	283	-
Deferred income taxes	(13)	5
Stock-based compensation	-	104
Depreciation and amortization	1,125	1,138
Amortization of deferred financing costs	11	9
Operating lease deferred credit	(52)	(118)
Changes in operating assets and liabilities:
Accounts receivable	18	(884)
Inventories	24	22
Prepaid, refundable and accrued income taxes	855	(1,313)
Prepaid expenses and other current assets	470	109
Other assets	29	249
Accounts payable - trade	587	(137)
Accrued expenses and other current liabilities	(2,036)	(637)
Net cash provided by (used in) operating activities	1,824	(961)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,716)	(204)
Loans and advances made to employees	(20)	(71)
Payments received on employee receivables	45	50
Proceeds from the sale of the Rustic Inn, Jupiter	2,474	-
Purchase of Oyster House	(3,043)	-
Purchase of Shuckers	-	(717)
Net cash used in investing activities	(2,260)	(942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(663)	(571)
Payment of debt financing costs	-	(131)
Dividends paid	(856)	(855)
Proceeds from issuance of stock upon exercise of stock options	-	1
Distributions to non-controlling interests	(622)	(396)
Net cash used in financing activities	(2,141)	(1,952)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,577)	(3,855)
CASH AND CASH EQUIVALENTS, Beginning of period	7,239	9,735
CASH AND CASH EQUIVALENTS, End of period	$4,662	$5,880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$101	$82
Income taxes	$37	$1,447
Non-cash financing activities:
Note payable in connection with the purchase of Shuckers	$-	$5,000
Note payable in connection with the purchase of Oyster House	$8,000	$-
Changes in excess tax benefits from stock-based compensation	$(397)	$-

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
December 31, 2016
(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of October 1, 2016, which has been derived from audited financial statements included in the Company’s annual report on Form 10-K for the year ended October 1, 2016 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Regulation S-X, Rule 10-01. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

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

RECLASSIFICATIONS — Certain reclassifications of prior period balances related to the income statement presentation of $822,000 of certain administrative fees related to catering revenue received have been reclassified from payroll expense to revenue to conform to the current period presentation.

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

For the 13-week periods ended December 31, 2016 and January 2, 2016, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period.

SEGMENT REPORTING — As of December 31, 2016, the Company owned and operated 22 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING STANDARDS — In June 2014, the FASB issued guidance which clarifies the recognition of stock-based compensation over the required service period, if it is probable that the performance condition will be achieved. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and should be applied prospectively. The adoption of this guidance did not have any impact on the Consolidated Condensed Financial Statements.

In January 2015, the FASB issued guidance simplifying the income statement presentation by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments are effective for annual reporting periods, including interim periods within those reporting periods, beginning after December 15, 2015. The adoption of this guidance did not have any impact on the Consolidated Condensed Financial Statements.

In February 2015, the FASB amended the consolidation standards for reporting entities that are required to evaluate whether they should consolidate certain legal entities. Under the new guidance, all legal entities are subject to reevaluation under the revised consolidation model. Specifically, the guidance (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act for registered money market funds. The amendments are effective for annual reporting periods, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance did not have any impact on the Consolidated Condensed Financial Statements.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In January 2017, the FASB issued guidance clarifying the definition of a business. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new rules will be effective for the Company in the first quarter of 2019. The Company is currently evaluating the potential impact adoption of this guidance on its Consolidated Condensed Financial Statements.

In January 2017, the FASB guidance simplifying the test for goodwill impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. The Company is currently evaluating the potential impact adoption of this guidance on its Consolidated Condensed Financial Statements.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	December 31, 2016	October 1, 2016
	(in thousands)

Cash and cash equivalents	$511	$889
Accounts receivable	476	429
Inventories	18	23
Prepaid expenses and other current assets	226	228
Due from Ark Restaurants Corp. and affiliates (1)	38	-
Fixed assets - net	18	22
Other assets	71	71
Total assets	$1,358	$1,662

Accounts payable - trade	$55	$114
Accrued expenses and other current liabilities	299	238
Due to Ark Restaurants Corp. and affiliates (1)	-	173
Operating lease deferred credit	67	73
Total liabilities	421	598
Equity of variable interest entities	937	1,064
Total liabilities and equity	$1,358	$1,662

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

On November 30, 2016, the Company, through newly formed, wholly-owned subsidiaries, acquired the assets of the Original Oyster House, Inc., a restaurant and bar located in the City of Gulf Shores, Baldwin County, Alabama and the related real estate and an adjacent retail shopping plaza and the Original Oyster House II, Inc., a restaurant and bar located in the City of Spanish Fort, Baldwin County, Alabama and the related real estate. The total purchase price was for $10,750,000 plus inventory of approximately $293,000. The acquisition is accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $8,000,000 and cash from operations. A preliminary allocation of the fair values of the assets acquired, subject to final acquisition accounting, is as follows:

Inventory	$293,000
Land, buildings and fixed assets	7,950,000
Goodwill and Intangibles	2,800,000
$11,043,000

The Consolidated Condensed Statements of Income for the 13-weeks ended December 31, 2016 include revenues and losses of approximately $1,680,000 and $(54,000), respectively, related to the Shuckers and Oyster House properties. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Income for the 13-weeks ended December 31, 2016 and January 2, 2016 and includes the results of operations for Shuckers and the Oyster House properties for the periods prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Shuckers occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended
	December 31, 2016	January 2, 2016

Total revenues	$40,205	$39,393
Net income	$1,941	$426
Net income per share - basic	$0.57	$0.12
Net income per share - diluted	$0.55	$0.12

Basic	3,423	3,418
Diluted	3,507	3,517

4.	RECENT RESTAURANT DISPOSITIONS

Lease Expirations – On November 30, 2015, the Company’s lease at the V-Bar located at the Venetian Casino Resort in Las Vegas, NV expired. The closure of this property did not result in a material charge.

The Company was advised by the landlord that it would have to vacate the Center Café property located at Union Station in Washington, DC which was on a month-to-month lease. The closure of this property occurred in February 2016 and did not result in a material charge.

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operates its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately Five Million Two Hundred Thousand Dollars ($5,200,000). Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000). In connection with the sale, Ark Jupiter and 1065 A1A, LLC have entered into a temporary lease and sub-lease arrangement which expires on April 30, 2017, at which time the Company expects to vacate the space. In connection with these transactions the Company recognized a gain in the amount of $1,637,000 during the 13-weeks ended December 31, 2016.

The Company’s is in the process of transferring its lease and the related assets of Canyon Road located in New York, NY to an unrelated third party. In connection with this pending transfer, the Company recognized an impairment loss included in depreciation and amortization expense in the amount of $75,000 for the 13-weeks ended December 31, 2016.

5.	INVESTMENT IN NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, subject to dilution. In 2015, the Company invested an additional $222,000, as a result of capital calls, bringing its total investment to $4,886,000 with no change in ownership. This investment has been accounted for based on the cost method. .

In addition to the Company’s ownership interest in NMR through Meadowlands Newmark, LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, neither of which can be assured, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At December 31, 2016, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $11,000 and $164,000 at December 31, 2016 and October 1, 2016, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,830,000 and $1,815,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the Consolidated Balance Sheets at December 31, 2016 and October 1, 2016, respectively.

In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable, if dividends are declared. We review our Investment in NMR each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on its fair value, such as the defeat of the referendum for casino gaming in Northern New Jersey in November 2016. The voter referendum for casino gaming in Northern New Jersey was defeated in November 2016. State law prohibits the issue from being put on the ballot before voters for the following two years. In connection with NMR’s restructuring of an existing loan which comes due on June 30, 2018, and to extend the loan through December 2021, the Company funded its proportionate share of a $3 million capital call rather than having its interest diluted (see Note 13).

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

In performing this assessment, we estimated the fair value of our Investment in NMR using our best estimate of these assumptions which we believe would be consistent with what a hypothetical marketplace participant would use. The variability of these factors depends on a number of conditions, including uncertainty about future events and our inability as a minority shareholder to control certain outcomes and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As a result of the above, no impairment was deemed necessary as of December 31, 2016.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31, 2016	October 1, 2016
	(In thousands)

Sales tax payable	$1,044	$942
Accrued wages and payroll related costs	1,862	2,495
Customer advance deposits	1,772	4,077
Accrued occupancy and other operating expenses	3,841	3,041

	$8,519	$10,555

7.	NOTES PAYABLE - BANK

Long-term debt consists of the following:

	December 31, 2016	October 1, 2016
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,503	$3,907
Promissory Note - Shuckers purchase	3,833	4,084
Promissory Note - Oyster House purchase	8,000	-

	15,336	7,991
Less: Current maturities	(4,216)	(2,617)
Less: Unamortized deferred financing costs	(49)	(53)

Long-term debt	$11,071	$5,321

On February 25, 2013, the Company issued a promissory note to Bank Hapoalim B.M. (the “BHBM”) for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from BHBM under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan is payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. As of December 31, 2016, the outstanding balance of this note payable was $3,503,000.

On October 22, 2015, in connection with the acquisition of Shuckers, the Company issued a promissory note to BHBM for $5,000,000. The note bears interest at LIBOR plus 3.5% per annum, and is payable in 60 equal monthly installments of $83,333, commencing on November 22, 2015. As of December 31, 2016, the outstanding balance of this note payable was $3,833,000.

On November 30, 2016, in connection with the acquisition of the Oyster House properties, the Company issued a promissory note to BHBM for $8,000,000. The note bears interest at LIBOR plus 3.5% per annum, and is payable in 60 equal monthly installments of $133,273, commencing on January 1, 2017. As of December 31, 2016, the outstanding balance of this note payable was $8,000,000.

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

Deferred financing costs incurred in connection with the Revolving Facility in the amount of $130,585 are being amortized over the life of the agreements on a straight-line basis. Amortization expense of $11,000 and $9,000 is included in interest expense for the 13-weeks ended December 31, 2016 and January 2, 2016, respectively.

Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all debt covenants as of December 31, 2016.

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

On January 12, 2016, the Company entered into an Amended and Restated Lease for its Sequoia property in Washington D.C. extending the lease for 15 years through November 30, 2032 with one additional five-year option. Annual rent under the new lease is approximately $1,200,000 increasing annually through expiration. Under the terms of the agreement, the property will be closed from January 1, 2017 through March 31, 2017 for renovation and reconcepting. The Company is currently developing the concept and design relating to the renovated space and estimates the total cost to be approximately $6,000,000 to $7,000,000.

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

Share Repurchase Plan — On July 5, 2016, the Board of Directors authorized a share repurchase program authorizing management to purchase up to 500,000 shares of the Company’s common stock during the next twelve months. Any repurchase under the program will be effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 “Purchases of Certain Equity Securities by the Issuer and Others”, funded using the Company’s working capital and be based on management’s evaluation of market conditions and other factors. No repurchases were made during the 13-weeks ended December 31, 2016.

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

During the quarter ended December 31, 2016, options to purchase 90,000 shares of common stock at an exercise price of $29.60 per share expired unexercised.

No options or performance-based awards were granted during the 13-week period ended December 31, 2016.

A summary of stock option activity is presented below:

	2017
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	518,608	$19.76	5.1 Years
Options:
Granted	-
Exercised	-
Canceled or expired	(90,000)	$32.15
Outstanding and expected to vest, end of period	428,608	$17.85	5.9 Years	$2,743,000
Exercisable, end of period	428,608	$17.85	5.9 Years	$2,743,000

Compensation cost charged to operations for the 13-week periods ended December 31, 2016 and January 2, 2016 was $0 and $103,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Income.

As of December 31, 2016, there was no unrecognized compensation cost related to unvested stock options.

10.	INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the 13-week periods ended December 31, 2016 and January 2, 2016 reflect effective tax rates of approximately 30% and 23%, respectively.  The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the generation of FICA tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

The Company’s overall effective tax rate in the future will be affected by factors such as the utilization of state and local net operating loss carryforwards, the generation of FICA tax credits and the mix of earnings by state taxing jurisdiction as Nevada does not impose a  state income tax, as compared to the other major state and local jurisdictions in which the Company has operations.

During the 13-weeks ended December 31, 2016, certain equity compensation awards expired unexercised. As such, the Company reversed the related deferred tax asset in the amount of approximately $397,000 as a charge to Additional Paid-in Capital as there was a sufficient pool of windfall tax benefit available.

11.	INCOME PER SHARE OF COMMON STOCK

Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13-week period ended December 31, 2016, options to purchase 66,000 shares of common stock at an exercise price of $12.04 per share and options to purchase 160,800 shares of common stock at an exercise price of $14.40 per share were included in diluted earnings per share. Options to purchase 201,808 shares of common stock at an exercise price of $22.50 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

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

On January 4, 2017, the Company closed its Sequoia property in Washington, DC for a major renovation. The restaurant is expected to re-open in May 2017. In connection with this closure, the Company recognized an impairment loss related to fixed asset disposals in the amount of $283,000, which is included in Depreciation and Amortization Expense for the 13-weeks ended December 31, 2016.

On February 7, 2017, the Company invested an additional $222,000 in NMR as a result of a capital call bringing its total equity investment to $5,108,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of December 31, 2016, the Company owned and operated 22 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Income for the 13-weeks ended December 31, 2016 include revenues and losses of approximately $1,680,000 and $(54,000), respectively, related to Shuckers, which was acquired on October 22, 2015 and the Oyster House properties, which were acquired on November 30, 2016.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended December 31, 2016 and January 2, 2016 each included 13 weeks.

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

Results of Operations

The Company’s operating income for the 13 weeks ended December 31, 2016 was $2,942,000 as compared to $633,000 for the 13 weeks ended January 2, 2016. This increase resulted from the recognition of a gain in connection with the sale of the real estate underlying our Rustic Inn, Jupiter, FL property combined with overall better performance at most of our other properties partially offset by (i) decreases in operating income at the Rustic Inn, Dania Beach Florida, (ii) professional fees incurred in connection with our acquisition of the Oyster House properties and $358,000 of additional depreciation expense related to asset write-offs at Sequoia (which is undergoing a major renovation) and Canyon Road (whose lease is in the process of being transferred to an unrelated third party).

The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended December 31, 2016 and January 2, 2016, respectively:

	13-Weeks Ended		Variance
	December 31, 2016	January 2, 2016	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$37,953	$36,632	$1,321	3.6%
Other revenue	439	359	80	22.3%
Total revenues	38,392	36,991	1,401	3.8%

COSTS AND EXPENSES:
Food and beverage cost of sales	9,750	9,592	158	1.6%
Payroll expenses	12,956	13,192	(236)	-1.8%
Occupancy expenses	4,732	4,545	187	4.1%
Other operating costs and expenses	4,866	4,563	303	6.6%
General and administrative expenses	3,300	3,328	(28)	-0.8%
Depreciation and amortization	1,483	1,138	345	30.3%
Total costs and expenses	37,087	36,358	729	2.0%
RESTAURANT OPERATING INCOME	1,305	633	672	106.2%
Gain on sale of Rustic Inn, Jupiter	1,637	-	1,637	N/A
OPERATING INCOME	$2,942	$633	$2,309	364.8%

Revenues

During the Company’s 13-week period ended December 31, 2016, revenues increased 3.8% as compared to revenues in the 13-week period ended January 2, 2016. This increase resulted primarily from: (i) revenues related to the Oyster House properties in Gulf Shores, Alabama (which were acquired on November 30, 2016), and (ii) the same-store sales impacts discussed below, partially offset by the closure of Center Café in Washington, DC and the V Bar in Las Vegas as a result of lease expirations.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales increased 2.7% during the first fiscal quarter of 2017 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	December 31, 2016	January 2, 2016	$	%
	(in thousands)

Las Vegas	$11,342	$10,646	$696	6.5%
New York	11,495	10,894	601	5.5%
Washington, DC	2,842	2,641	201	7.6%
Atlantic City, NJ	1,640	1,484	156	10.5%
Boston	907	986	(79)	-8.0%
Connecticut	858	872	(14)	-1.6%
Florida	6,464	7,079	(615)	-8.7%
Same-store sales	35,548	34,602	$946	2.7%
Other	2,405	2,030
Food and beverage sales	$37,953	$36,632

Same-store sales in Las Vegas increased 6.5% primarily as a result of an increase in tourism and convention business, all related to the current economic conditions. Same-store sales in New York increased 5.5%, primarily as a result of good weather conditions and strong catering revenues. Same-store sales in Washington, DC, which excludes Center Café which closed in February 2016, increased 7.6%, primarily as a result of good weather conditions and strong catering revenues. Same-store sales in Atlantic City increased 10.5%, primarily due to increased traffic at properties in which we operate our restaurants. Same-store sales in Boston decreased 8.0%, primarily as a result of decreased traffic at Faneuil Hall Marketplace where our property is located. Same-store sales in Florida decreased 8.7% reflecting decreased traffic at The Rustic Inn in Dania Beach, FL due to a road construction project started in the second quarter of fiscal 2016 by the local municipality that is expected to last approximately 18 months combined with increased competition at one of our food court properties. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period (e.g. the Oyster House properties) and sales related to properties that were closed due to lease expiration and other closures.

Costs and Expenses

Costs and expenses for the 13-weeks ended December 31, 2016 and January 2, 2016 were as follows (in thousands):

	13 Weeks Ended	% to	13 Weeks Ended	% to	Increase (Decrease)
	December 31, 2016	Total Revenues	January 2, 2016	Total Revenues	$	%

Food and beverage cost of sales	$9,750	25.4%	$9,592	25.9%	$158	1.6%
Payroll expenses	12,956	33.7%	13,192	35.7%	(236)	-1.8%
Occupancy expenses	4,732	12.3%	4,545	12.3%	187	4.1%
Other operating costs and expenses	4,866	12.7%	4,563	12.3%	303	6.6%
General and administrative expenses	3,300	8.6%	3,328	9.0%	(28)	-0.8%
Depreciation and amortization	1,483	3.9%	1,138	3.1%	345	30.3%
	$37,087		$36,358		$729

The decrease in food and beverage costs as a percentage of total revenues for the 13-weeks ended December 31, 2016 compared to the same period of last year is primarily the result of menu price increases in fiscal 2016 and the stabilization of commodity prices.

Payroll expenses as a percentage of total revenues for the 13-weeks ended December 31, 2016 decreased primarily as a result of better labor management and the increasing mix of sales in markets where labor costs are lower.

Occupancy expenses as a percentage of total revenues for the 13-weeks ended December 31, 2016 were consistent as compared to the same period of last year as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates (The Rustic Inn in Dania Beach, FL, Shuckers in Jensen Beach, FL and the Oyster House properties in Gulf Shores, Alabama) offset by rent increases at our other properties.

Other operating costs and expenses as a percentage of total revenues for the 13-weeks ended December 31, 2016 were consistent with the same period of last year.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13-weeks ended December 31, 2016 were consistent with the same period of last year.

Depreciation and amortization expense for the 13-weeks ended December 31, 2016 increase $345,000 as compared to the same period of last year as a result of additional depreciation in the amount of $358,000 related to asset write-offs at Sequoia (which is undergoing a major renovation) and Canyon Road (whose lease is in the process of being transferred to an unrelated party).

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the 13-week periods ended December 31, 2016 and January 2, 2016 reflect effective tax rates of approximately 30% and 23%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate as a result of the generation of FICA tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

The Company’s overall effective tax rate in the future will be affected by factors such as the utilization of state and local net operating loss carryforwards, the generation of FICA tax credits and the mix of earnings by state taxing jurisdiction as Nevada does not impose a state income tax, as compared to the other major state and local jurisdictions in which the Company has operations.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions and acquisitions. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and remodeling existing restaurants we own.

Net cash provided by operating activities for the 13-weeks ended December 31, 2016 increased to $1,824,000 as compared to $961,000 used in operations in the same period of last year. This increase was attributable to an increase in operating income discussed above combined with changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.

Net cash used in investing activities for the 13-week period ended December 31, 2016 was $2,260,000 and resulted primarily from purchases of fixed assets at existing restaurants and the cash portion of the purchase of the Oyster House properties in the amount of $3,043,000, partially offset by the net proceeds in the amount of $2,474,000 from the sale of The Rustic Inn in Jupiter, Florida.

Net cash used in investing activities for the 13-week period ended January 2, 2016, was $942,000 and resulted primarily from purchases of fixed assets at existing restaurants and the cash portion of the purchase of Shuckers in the amount of $717,000.

Net cash used in financing activities for the 13-week periods ended December 31, 2016 and January 2, 2016 of $2,141,000 and $1,952,000, respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests.

The Company had a working capital deficiency of $4,434,000 at December 31, 2016 as compared with a deficiency of $658,000 at October 1, 2016. This decrease resulted primarily from our purchase of the Oyster House properties in November 2016. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On January 12, 2016, the Company entered into an Amended and Restated Lease for its Sequoia property in Washington D.C. extending the lease for 15 years through November 30, 2032 with one additional five-year option. Annual rent under the new lease is approximately $1,200,000 increasing annually through expiration. Under the terms of the agreement, the property will be closed from January 1, 2017 through March 31, 2017 for renovation and reconcepting. The Company is currently developing the concept and design relating to the renovated space and estimates the total cost to be approximately $6,000,000 to $7,000,000.

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

On November 30, 2016, the Company, through newly formed, wholly-owned subsidiaries, acquired the assets of the Original Oyster House, Inc., a restaurant and bar located in the City of Gulf Shores, Baldwin County, Alabama and the related real estate and an adjacent retail shopping plaza and the Original Oyster House II, Inc., a restaurant and bar located in the City of Spanish Fort, Baldwin County, Alabama and the related real estate. The total purchase price was for $10,750,000 plus inventory of approximately $293,000. The acquisition is accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $8,000,000 and cash from operations.

On March 27, 2015, the Company, through a wholly-owned subsidiary, entered into an agreement to operate a kiosk in Bryant Park, NY for the sale of food and beverages for an initial period expiring on March 31, 2020 with an option to extend the agreement for five additional years. Renovations totaled approximately $400,000 and the property opened in July 2015.

On July 24, 2015, the Company, through a wholly-owned subsidiary, paid $544,000 (including a $144,000 security deposit) to assume the lease for an event space located in New York, NY. The assumed lease expires through March 31, 2026 with an option to extend the agreement for five additional years and provides for annual rent in the amount of approximately $300,000.

Recent Restaurant Dispositions

Lease Expirations – On November 30, 2015, the Company’s lease at the V-Bar located at the Venetian Casino Resort in Las Vegas, NV expired. The closure of this property did not result in a material charge.

The Company was advised by the landlord that it would have to vacate the Center Café property located at Union Station in Washington, DC which was on a month-to-month lease. The closure of this property occurred in February 2016 and did not result in a material charge.

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operates its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately Five Million Two Hundred Thousand Dollars ($5,200,000). Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000). In connection with the sale, Ark Jupiter and 1065 A1A, LLC have entered into a temporary lease and sub-lease arrangement which expires April 30, 2017 at which time the Company expects to vacate the space. In connection with these transactions the Company recognized a gain in the amount of $1,637,000 during the 13-weeks ended December 31, 2016.

The Company is in the process of transferring its lease and the related assets of Canyon Road located in New York, NY to an unrelated third party. In connection with this pending transfer, the Company recognized additional depreciation in the amount of $75,000 for the 13-weeks ended December 31, 2016.

Recent Developments

On January 4, 2017, the Company closed its Sequoia property in Washington, DC for a major renovation. The restaurant is expected to re-open in May 2017. In connection with this closure, the Company recognized a loss related to fixed asset disposals in the amount of $283,000, which is included in Depreciation and Amortization Expenses for the 13-weeks ended December 31, 2016.

On February 7, 2017, the Company invested an additional $222,000 in NMR as a result of a capital call bringing its total investment to $5,108,000.

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

The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended October 1, 2016. There have been no significant changes to such policies during fiscal 2017 other than those disclosed in Note 1 to the Consolidated Condensed Financial Statements.

Recently Adopted and Issued Accounting Standards

See Note 1 to the Consolidated Condensed Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2017 and the expected dates of adoption and the anticipated impact on the Consolidated Condensed Financial Statements.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2016 (the “2016 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2016 Form 10-K. The risks described in the 2016 Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

Date:	February 14, 2017

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 22 -