Form 10-Q
period 2017-04-01
ARK RESTAURANTS CORP
filed 2017-05-16
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

In an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐  Yes   ☐  No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at May 10, 2017
(Common stock, $.01 par value)	3,425,528

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	April 1, 2017	October 1, 2016
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $103 at April 1, 2017 and $889 at October 1, 2016 related to VIEs)	$815	$7,239
Accounts receivable (includes $848 at April 1, 2017 and $429 at October 1, 2016 related to VIEs)	3,918	3,750
Employee receivables	397	453
Inventories (includes $17 at April 1, 2017 and $23 at October 1, 2016 related to VIEs)	2,487	1,892
Prepaid expenses and other current assets (includes $227 at April 1, 2017 and $228 at October 1, 2016 related to VIEs)	2,836	2,662
Total current assets	10,453	15,996
FIXED ASSETS - Net (includes $13 at April 1, 2017 and $22 at October 1, 2016 related to VIEs)	37,825	29,546
INTANGIBLE ASSETS - Net	428	526
GOODWILL	9,880	7,895
TRADEMARKS	3,331	1,611
DEFERRED INCOME TAXES	2,990	3,416
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,951	6,701
OTHER ASSETS (includes $71 at April 1, 2017 and October 1, 2016 related to VIEs)	2,314	2,564
TOTAL ASSETS	$74,172	$68,255

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $401 at April 1, 2017 and $114 at October 1, 2016 related to VIEs)	$3,995	$2,876
Accrued expenses and other current liabilities (includes $339 at April 1, 2017 and $238 at October 1, 2016 related to VIEs)	9,727	10,555
Accrued income taxes	1,132	606
Current portion of notes payable	4,216	2,617
Total current liabilities	19,070	16,654
OPERATING LEASE DEFERRED CREDIT (includes $62 at April 1, 2017 and $73 at October 1, 2016 related to VIEs)	3,565	3,576
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	10,020	5,321
TOTAL LIABILITIES	32,655	25,551
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,426 shares at April 1, 2017 and 3,423 shares at October 1, 2016	34	34
Additional paid-in capital	12,588	12,942
Retained earnings	26,787	27,158
Total Ark Restaurants Corp. shareholders’ equity	39,409	40,134
NON-CONTROLLING INTERESTS	2,108	2,570
TOTAL EQUITY	41,517	42,704
TOTAL LIABILITIES AND EQUITY	$74,172	$68,255

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
REVENUES:
Food and beverage sales	$33,914	$33,818	$71,867	$70,451
Other revenue	564	454	1,003	813
Total revenues	34,478	34,272	72,870	71,264

COSTS AND EXPENSES:
Food and beverage cost of sales	9,836	9,191	19,587	18,783
Payroll expenses	12,670	12,895	25,626	26,088
Occupancy expenses	3,764	4,037	8,496	8,583
Other operating costs and expenses	5,126	4,924	9,992	9,486
General and administrative expenses	2,444	2,712	5,744	6,040
Depreciation and amortization	1,053	1,136	2,535	2,275
Total costs and expenses	34,893	34,895	71,980	71,255
RESTAURANT OPERATING INCOME (LOSS)	(415)	(623)	890	9
Gain on sale of Rustic Inn, Jupiter	—	—	1,637	—
OPERATING INCOME (LOSS)	(415)	(623)	2,527	9

OTHER (INCOME) EXPENSE:
Interest expense	175	110	276	201
Interest income	(14)	(12)	(111)	(24)
Other (income) expense, net	(162)	(160)	(189)	(222)
Total other (income) expense, net	(1)	(62)	(24)	(45)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(414)	(561)	2,551	54
Provision (benefit) for income taxes	(127)	(103)	753	35
CONSOLIDATED NET INCOME (LOSS)	(287)	(458)	1,798	19
Net income attributable to non-controlling interests	(106)	(188)	(457)	(343)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(393)	$(646)	$1,341	$(324)

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(0.11)	$(0.19)	$0.39	$(0.09)
Diluted	$(0.11)	$(0.19)	$0.38	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,424	3,418	3,423	3,418
Diluted	3,424	3,418	3,541	3,418

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

FOR THE 26 WEEKS ENDED APRIL 1, 2017 AND APRIL 2, 2016

(In Thousands, Except Per Share Amounts)

						Total Ark
						Restaurants
			Additional			Corp.	Non-
	Common Stock		Paid-In	Retained		Shareholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Treasury Stock	Equity	Interests	Equity

BALANCE - October 3, 2015	4,774	$48	$25,682	$26,548	$(13,220)	$39,058	$2,173	$41,231

Net income (loss)	—	—	—	(324)	—	(324)	343	19
Exercise of stock options	—	—	1	—	—	1	—	1
Stock-based compensation	—	—	207	—	—	207	—	207
Retirement of treasury shares	(1,356)	(14)	(13,206)	—	13,220	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(518)	(518)
Dividends paid - $0.50 per share	—	—	—	(1,710)	—	(1,710)	—	(1,710)

BALANCE - April 2, 2016	3,418	$34	12,684	$24,514	$—	$37,232	$1,998	$39,230

BALANCE - October 1, 2016	3,423	$34	$12,942	$27,158	$—	$40,134	$2,570	$42,704

Net income	—	—	—	1,341	—	1,341	457	1,798
Exercise of stock options	3	—	36	—	—	36	—	36
Tax benefit on exercise of stock options	—	—	7	—	—	7	—	7
Change in excess tax benefits from stock-based compensation	—	—	(397)	—	—	(397)	—	(397)
Distributions to non-controlling interests	—	—	—	—	—	—	(919)	(919)
Dividends paid - $0.50 per share	—	—	—	(1,712)	—	(1,712)	—	(1,712)

BALANCE - April 1, 2017	3,426	$34	$12,588	$26,787	$—	$39,409	$2,108	$41,517

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	26 Weeks Ended
	April 1, 2017	April 2, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,798	$19
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on closure of restaurant	—	16
Gain on sale of Rustic Inn, Jupiter	(1,637)	—
Loss on disposal of assets	283	—
Deferred income taxes	36	2
Stock-based compensation	—	207
Depreciation and amortization	2,252	2,275
Amortization of deferred financing costs	23	20
Operating lease deferred credit	(11)	(165)
Changes in operating assets and liabilities:
Accounts receivable	(168)	(36)
Inventories	(302)	119
Prepaid, refundable and accrued income taxes	526	(1,406)
Prepaid expenses and other current assets	(124)	(172)
Other assets	213	110
Accounts payable - trade	1,119	(626)
Accrued expenses and other current liabilities	(828)	669
Net cash provided by operating activities	3,180	1,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,565)	(550)
Loans and advances made to employees	(25)	(115)
Payments received on employee receivables	81	122
Proceeds from the sale of the Rustic Inn, Jupiter	2,474	—
Purchase of Oyster House	(3,043)	—
Additional investment in Meadowlands Newmark LLC	(222)	—
Purchase of Shuckers	—	(717)
Net cash used in investing activities	(5,300)	(1,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,709)	(1,225)
Payment of debt financing costs	—	(131)
Dividends paid	(1,712)	(1,710)
Proceeds from issuance of stock upon exercise of stock options	36	1
Distributions to non-controlling interests	(919)	(518)
Net cash used in financing activities	(4,304)	(3,583)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,424)	(3,811)
CASH AND CASH EQUIVALENTS, Beginning of period	7,239	9,735
CASH AND CASH EQUIVALENTS, End of period	$815	$5,924

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$276	$200
Income taxes	$192	$1,440
Non-cash financing activities:
Note payable in connection with the purchase of Oyster House	$8,000	$—
Change in excess tax benefits from stock-based compensation	$(397)	$—
Note payable in connection with the purchase of Shuckers	$—	$5,000
Retirement of 1,356 treasury shares	$—	$13,220

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

April 1, 2017

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

RECLASSIFICATIONS — Certain reclassifications of prior period balances related to the statement of operations presentation of $822,000 of certain administrative fees related to catering revenue received have been reclassified from payroll expense to revenue to conform to the current period presentation.

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

For the 26-week periods ended April 1, 2017 and April 2, 2016, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period. For the 13-week period ended April 1, 2017, the Company made purchases from one vendor that accounted for approximately 10% of total purchases. For the 13-week period ended April 2, 2016, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period.

SEGMENT REPORTING — As of April 1, 2017, the Company owned and operated 21 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance which establishes a new standard on revenue recognition. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact that will result from the adoption of the new standard but we do not anticipate a significant impact on our Consolidated Condensed Financial Statements. We currently plan to apply the new standard using the modified retrospective method beginning in fiscal 2019.

In February 2016, the FASB issued guidance to improve financial reporting about leasing transactions. This guidance will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of this guidance on its Consolidated Condensed Financial Statements.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	April 1, 2017	October 1, 2016
	(in thousands)

Cash and cash equivalents	$103	$889
Accounts receivable	848	429
Inventories	17	23
Prepaid expenses and other current assets	227	228
Due from Ark Restaurants Corp. and affiliates (1)	539	—
Fixed assets - net	13	22
Other assets	71	71
Total assets	$1,818	$1,662

Accounts payable - trade	$401	$114
Accrued expenses and other current liabilities	339	238
Due to Ark Restaurants Corp. and affiliates (1)	—	173
Operating lease deferred credit	62	73
Total liabilities	802	598
Equity of variable interest entities	1,016	1,064
Total liabilities and equity	$1,818	$1,662

(1)	Amounts Due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

On November 30, 2016, the Company, through newly formed, wholly-owned subsidiaries, acquired the assets of the Original Oyster House, Inc., a restaurant and bar located in the City of Gulf Shores, Baldwin County, Alabama and the related real estate and an adjacent retail shopping plaza and the Original Oyster House II, Inc., a restaurant and bar located in the City of Spanish Fort, Baldwin County, Alabama and the related real estate. The total purchase price was for $10,750,000 plus inventory of approximately $293,000. The acquisition is accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $8,000,000 and cash from operations. The fair values of the assets acquired were allocated as follows (amounts in thousands):

Inventory	$293
Land and buildings	6,650
Furniture, fixtures and equipment	395
Trademarks	1,720
Goodwill and Intangibles	1,985
$11,043

The Consolidated Condensed Statements of Operations for the 13 and 26-weeks ended April 1, 2017 include revenues and income of approximately $4,765,000 and $6,445,000 and $577,000 and $523,000, respectively, related to the Shuckers and Oyster House properties. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Operations for the 26-weeks ended April 1, 2017 and April 2, 2016 and includes the results of operations for Shuckers and the Oyster House properties for the periods prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Shuckers and the Oyster House properties occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	26 Weeks Ended
	April 1, 2017	April 2, 2016

Total revenues	$74,683	$76,463
Net income	$1,548	$85
Net income per share - basic	$0.45	$0.02
Net income per share - diluted	$0.44	$0.02

Basic	3,423	3,418
Diluted	3,541	3,418

4.	RECENT RESTAURANT DISPOSITIONS

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

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operates its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately Five Million Two Hundred Thousand Dollars ($5,200,000). Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000). In connection with the sale, Ark Jupiter and 1065 A1A, LLC have entered into a temporary lease and sub-lease arrangement which expires on July 18, 2017, at which time the Company expects to vacate the space. In connection with these transactions the Company recognized a gain in the amount of $1,637,000 during the 13-weeks ended December 31, 2016.

The Company transferred its lease and the related assets of Canyon Road located in New York, NY to an unrelated third party. In connection with this transfer, the Company recognized an impairment loss included in depreciation and amortization expense in the amount of $75,000 for the 13-weeks ended December 31, 2016.

5.	INVESTMENT IN NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and on February 7, 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls, bringing its total investment to $5,108,000 with no change in ownership. This investment has been accounted for based on the cost method.

In addition to the Company’s ownership interest in NMR through Meadowlands Newmark, LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, neither of which can be assured, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At April 1, 2017, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $233,000 and $164,000 at April 1, 2017 and October 1, 2016, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,843,000 and $1,815,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the Consolidated Balance Sheets at April 1, 2017 and October 1, 2016, respectively.

In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable, if dividends are declared. We review our Investment in NMR each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on its fair value, such as the defeat of the referendum for casino gaming in Northern New Jersey in November 2016. State law prohibits the issue from being put on the ballot before voters for the following two years. As a result, we performed an assessment of the recoverability of our indirect Investment in NMR as of October 1, 2016 which included estimates requiring significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in Northern NJ which is the most heavily weighted assumption and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.

In performing this assessment, we estimated the fair value of our Investment in NMR using our best estimate of these assumptions which we believe would be consistent with what a hypothetical marketplace participant would use. The variability of these factors depends on a number of conditions, including uncertainty about future events and our inability as a minority shareholder to control certain outcomes and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As a result of the above, no impairment was deemed necessary as of April 1, 2017.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	April 1, 2017	October 1, 2016
	(In thousands)

Sales tax payable	$1,042	$942
Accrued wages and payroll related costs	2,006	2,495
Customer advance deposits	3,825	4,077
Accrued occupancy and other operating expenses	2,854	3,041

	$9,727	$10,555

7.	NOTES PAYABLE - BANK

Long-term debt consists of the following:

	April 1,	October 1,
	2017	2016
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,099	$3,907
Promissory Note - Shuckers purchase	3,583	4,084
Promissory Note - Oyster House purchase	7,600	—

	14,282	7,991
Less: Current maturities	(4,216)	(2,617)
Less: Unamortized deferred financing costs	(46)	(53)

Long-term debt	$10,020	$5,321

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

Also on October 22, 2015, the Company also entered into a credit agreement (the “Revolving Facility”) with BHBM which expires on October 21, 2017 and provides for total availability of the lesser of (i) $10,000,000 and (ii) $20,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are evidenced by a promissory note (the “Revolving Note”) in favor of BHBM and will be payable over five years with interest at an annual rate equal to LIBOR plus 3.5% per year.

On November 30, 2016, in connection with the acquisition of the Oyster House properties, the Company issued a promissory note under the Revolving Facility to BHBM for $8,000,000. The note bears interest at LIBOR plus 3.5% per annum, and is payable in 60 equal monthly installments of $133,273, commencing on January 1, 2017.

Deferred financing costs incurred in connection with the Revolving Facility in the amount of $130,585 are being amortized over the life of the agreements on a straight-line basis and included in interest expense. Amortization expense of $12,000 and $11,000 is included in interest expense for the 13-weeks ended April 1, 2017 and April 2, 2016, respectively. Amortization expense of $23,000 and $20,000 for the 26-weeks ended April 1, 2017 and April 2, 2016, respectively.

Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Revolving Facility as of April 1, 2017 except for the fixed charge coverage ratio covenant. On May 11, 2017, we were issued a waiver for this covenant as of April 1, 2017. The Company believes, based on current projections that it will be in compliance with such covenant in 2017.

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

On January 12, 2016, the Company entered into an Amended and Restated Lease for its Sequoia property in Washington D.C. extending the lease for 15 years through November 30, 2032 with one additional five-year option. Annual rent under the new lease is approximately $1,200,000 increasing annually through expiration. Under the terms of the agreement, the property was closed January 1, 2017 for renovation and reconcepting which is estimated to cost approximately $8,000,000 to $9,000,000, of which approximately $3,900,000 has been incurred as of April 1, 2017. The restaurant is expected to re-open in June 2017. In connection with this closure, the Company recognized an impairment loss related to fixed asset disposals in the amount of $283,000, which is included in Depreciation and Amortization Expense for the 13-weeks ended December 31, 2016.

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

Share Repurchase Plan — On July 5, 2016, the Board of Directors authorized a share repurchase program authorizing management to purchase up to 500,000 shares of the Company’s common stock during the next twelve months. Any repurchase under the program will be effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 “Purchases of Certain Equity Securities by the Issuer and Others”, funded using the Company’s working capital and be based on management’s evaluation of market conditions and other factors. No repurchases were made during the 26-weeks ended April 1, 2017 and April 2, 2016.

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

During the quarter ended December 31, 2016, options to purchase 90,000 shares of common stock at an exercise price of $32.15 per share expired unexercised.

No options or performance-based awards were granted during the 26-week period ended April 1, 2017.

A summary of stock option activity is presented below:

	2017
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	518,608	$20.33	5.1 Years
Options:
Granted	—
Exercised	(2,308)	$15.48
Canceled or expired	(90,000)	$32.15
Outstanding and expected to vest, end of period	426,300	$17.86	5.7 Years	$3,166,000
Exercisable, end of period	426,300	$17.86	5.7 Years	$3,166,000

Compensation cost charged to operations for each of the 13-week periods ended April 1, 2016 and April 2, 2016 was $0 and $103,000, respectively, and for the 26-week periods ended April 1, 2017 and April 2, 2016 was $0 and $207,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Operations.

As of April 1, 2017, there was no unrecognized compensation cost related to unvested stock options.

10.	INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the 26-week periods ended April 1, 2017 and April 2, 2016 reflect effective tax rates of approximately 30% and 65%, respectively. The effective tax rate for the 26-week period ended April 2, 2016 was significantly higher than the statutory rate due to lower income from continuing operations in the first half of the year and discrete items included in tax expense. The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of the generation of FICA tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

For the 13-week period ended April 1, 2017, options to purchase 66,000, 158,800 and 201,500 shares of common stock at exercise prices of $12.04, $14.40 and $22.50 per share, respectively, were not included in diluted earnings per share as their impact was anti-dilutive.

For the 26-week period ended April 1, 2017, the treasury stock impact of options to purchase 66,000, 158,800 and 201,500 shares of common stock at exercise prices of $12.04, $14.40 and $22.50 per share, respectively, were included in diluted earnings per share.

For the 13- and 26-week periods ended April 2, 2016, options to purchase 66,000, 164,700, 203,000 and 90,000 shares of common stock at exercise prices of $12.04, $14.40, $22.50 and $32.15 per share, respectively, were not included in diluted earnings per share as their impact was anti-dilutive.

12.	DIVIDENDS

On March 1, 2017, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on April 3, 2017 to shareholders of record at the close of business on March 17, 2017. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of April 1, 2017, the Company owned and operated 21 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Operations for the 13 and 26-weeks ended April 1, 2017 include revenues and income of approximately $4,765,000 and $6,445,000 and $577,000 and $523,000, respectively, related to the Shuckers, which was acquired on October 22, 2015 and the Oyster House properties, which were acquired on November 30, 2016.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended April 1, 2017 and April 2, 2016 each included 26 weeks.

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

Results of Operations

The Company’s operating loss for the 13 weeks ended April 1, 2017 was ($415,000) as compared to ($623,000) for the 13 weeks ended April 2, 2016. This increase resulted primarily from lower general and administrative expenses and operating income related to the Oyster House properties in Gulf Shores, Alabama (which were acquired on November 30, 2016).

The following table summarizes the significant components of the Company’s operating results for the 13- and 26-week periods ended April 1, 2017 and April 2, 2016, respectively:

	13 Weeks Ended		Variance		26-Weeks Ended		Variance
	April 1, 2017	April 2, 2016	$	%	April 1, 2017	April 2, 2016	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$33,914	$33,818	$96	0.3%	$71,867	$70,451	$1,416	2.0%
Other revenue	564	454	110	24.2%	1,003	813	190	23.4%
Total revenues	34,478	34,272	206	0.6%	72,870	71,264	1,606	2.3%

COSTS AND EXPENSES:
Food and beverage cost of sales	9,836	9,191	645	7.0%	19,587	18,783	804	4.3%
Payroll expenses	12,670	12,895	(225)	-1.7%	25,626	26,088	(462)	-1.8%
Occupancy expenses	3,764	4,037	(273)	-6.8%	8,496	8,583	(87)	-1.0%
Other operating costs and expenses	5,126	4,924	202	4.1%	9,992	9,486	506	5.3%
General and administrative expenses	2,444	2,712	(268)	-9.9%	5,744	6,040	(296)	-4.9%
Depreciation and amortization	1,053	1,136	(83)	-7.3%	2,535	2,275	260	11.4%
Total costs and expenses	34,893	34,895	(2)	0.0%	71,980	71,255	725	1.0%
RESTAURANT OPERATING INCOME (LOSS)	(415)	(623)	208	33.4%	890	9	881	9788.9%
Gain on sale of Rustic Inn, Jupiter	—	—	—	0.0%	1,637	—	1,637	N/A
OPERATING INCOME (LOSS)	$(415)	$(623)	$208	33.4%	$2,527	$9	$2,518	27977.8%

Revenues

During the Company’s 13- and 26-week periods ended April 1, 2017, revenues increased 0.6% and 2.3%, respectively, as compared to revenues in the 13- and 26-week period ended April 2, 2016. These increases resulted primarily from: (i) revenues related to the Oyster House properties in Gulf Shores, Alabama (which were acquired on November 30, 2016), and (ii) the same-store sales impacts discussed below, partially offset by the closure for renovation of Sequoia DC in Washington, DC on January 4, 2017, the permanent closures of Center Café in Washington, DC and the V Bar in Las Vegas as a result of lease expirations.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales decreased 3.0% during the second fiscal quarter of 2017 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	April 1, 2017	April 2, 2016	$	%
	(in thousands)

Las Vegas	$11,847	$11,095	$752	6.8%
New York	5,760	6,413	(653)	-10.2%
Washington, DC	835	1,774	(939)	-52.9%
Atlantic City, NJ	1,807	1,678	129	7.7%
Boston	483	582	(99)	-17.0%
Connecticut	580	571	9	1.6%
Florida	9,332	9,479	(147)	-1.6%
Same-store sales	30,644	31,592	$(948)	-3.0%
Other	3,270	2,226
Food and beverage sales	$33,914	$33,818

Same-store sales in Las Vegas increased 6.8% primarily as a result of an increase in tourism and convention business, all related to the current economic conditions. Same-store sales in New York decreased 10.2%, primarily as a result of lower traffic at our properties and lower catering revenues. Same-store sales in Washington, DC, which excludes Center Café which closed in February 2016, decreased 52.9%, as a result of the closure of Sequoia DC on January 4, 2017 for renovation. Same-store sales in Atlantic City increased 7.7%, primarily due to increased traffic at properties in which we operate our restaurants as other casinos closed. Same-store sales in Boston decreased 17.0%, primarily as a result of decreased traffic at Faneuil Hall Marketplace where our property is located. Same-store sales in Florida decreased 1.6% reflecting decreased traffic at The Rustic Inn in Dania Beach, FL due to a road construction project started in the second quarter of fiscal 2016 by the local municipality that is expected to last approximately 18 months combined with increased competition at one of our food court properties. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period (e.g. the Oyster House properties) and sales related to properties that were closed due to lease expiration and other closures.

Costs and Expenses

Costs and expenses for the 13- and 26-weeks ended April 1, 2017 and April 2, 2016 were as follows (in thousands):

	13 Weeks Ended April 1,	% to Total	13 Weeks Ended April 2,	% to Total	Increase (Decrease)		26 Weeks Ended April 1,	% to Total	26 Weeks Ended April 2,	% to Total	Increase (Decrease)
	2017	Revenues	2016	Revenues	$	%	2017	Revenues	2016	Revenues	$	%

Food and beverage cost of sales	$9,836	28.5%	$9,191	26.8%	$645	7.0%	$19,587	26.9%	$18,783	26.4%	$804	4.3%
Payroll expenses	12,670	36.7%	12,895	37.6%	(225)	-1.7%	25,626	35.2%	26,088	36.6%	(462)	-1.8%
Occupancy expenses	3,764	10.9%	4,037	11.8%	(273)	-6.8%	8,496	11.7%	8,583	12.0%	(87)	-1.0%
Other operating costs and expenses	5,126	14.9%	4,924	14.4%	202	4.1%	9,992	13.7%	9,486	13.3%	506	5.3%
General and administrative expenses	2,444	7.1%	2,712	7.9%	(268)	-9.9%	5,744	7.9%	6,040	8.5%	(296)	-4.9%
Depreciation and amortization	1,053	3.1%	1,136	3.3%	(83)	-7.3%	2,535	3.5%	2,275	3.2%	260	11.4%
	$34,893		$34,895		$(2)		$71,980		$71,255		$725

The increases in food and beverage costs as a percentage of total revenues for the 13 and 26-weeks ended April 1, 2017 compared to the same periods of last year are primarily the result of higher food costs as a percentage of sales associated with The Oyster House properties, which were acquired on November 30, 2016, seafood restaurants which, consistent with the industry, operate at a higher food cost structure.

Payroll expenses as a percentage of total revenues for the 13 and 26-weeks ended April 1, 2017 decreased as compared to the same periods of last year primarily as a result of better labor management and the increasing mix of sales in markets where labor costs are lower.

Occupancy expenses as a percentage of total revenues for the 13 and 26-weeks ended April 1, 2017 decreased as compared to the same periods of last year as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates (The Rustic Inn in Dania Beach, FL, Shuckers in Jensen Beach, FL and the Oyster House properties in Gulf Shores, Alabama) partially offset by rent increases at our other properties.

Other operating costs and expenses as a percentage of total revenues for the 13 and 26-weeks ended April 1, 2017 increased as compared to the same periods of year as a result fixed costs associated with the Sequoia DC, which was closed for renovation on January 4, 2017, and fixed costs associated at properties where sales declined.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13-weeks ended April 1, 2017 decreased as compared to the same period of year as a result of lower headcount and for the 26-weeks ended April 1, 2017 as a result of lower headcount partially offset by transaction costs of approximately $187,000 incurred in connection with the purchase of the Oyster House properties.

Depreciation and amortization expense for the 13-weeks ended April 1, 2017 decreased as compared to the same period of last year as a result of the closure of properties discussed above. Depreciation and amortization expense for the 26-weeks ended April 1, 2017 increased as compared to the same period of last year as a result of additional depreciation in the amount of $358,000 related to asset write-offs at Sequoia (which is undergoing a major renovation) and Canyon Road (whose lease was transferred to an unrelated party).

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the 26-week periods ended April 1, 2017 and April 2, 2016 reflect effective tax rates of approximately 30% and 66%, respectively. The effective tax rate for the 26-week period ended April 2, 2016 was significantly higher than the statutory rate due to lower income from continuing operations in the first half of the year and discrete items included in tax expense. The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of the generation of FICA tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

The Company’s overall effective tax rate in the future will be affected by factors such as the utilization of state and local net operating loss carryforwards, the generation of FICA tax credits and the mix of earnings by state taxing jurisdiction, as Nevada does not impose a state income tax, as compared to the other major state and local jurisdictions in which the Company has operations.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions and acquisitions. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and remodeling existing restaurants we own.

Net cash provided by operating activities for the 26-weeks ended April 1, 2017 increased to $3,180,000 as compared to $1,032,000 provided by operations in the same period of last year. This increase was attributable to an increase in operating income discussed above combined with changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.

Net cash used in investing activities for the 26-week period ended April 1, 2017 was $5,300,000 and resulted primarily from purchases of fixed assets at existing restaurants, costs associated with the renovation of Sequoia DC and the cash portion of the purchase of the Oyster House properties in the amount of $3,043,000, partially offset by the net proceeds in the amount of $2,474,000 from the sale of The Rustic Inn in Jupiter, Florida.

Net cash used in investing activities for the 26-week period ended April 2, 2016 was $1,260,000 and resulted primarily from purchases of fixed assets at existing restaurants and the cash portion of the purchase of Shuckers in the amount of $717,000.

Net cash used in financing activities for the 26-week periods ended April 1, 2017 and April 2, 2016 of $4,304,000 and $3,583,000, respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests.

The Company had a working capital deficiency of $8,617,000 at April 1, 2017 as compared with a deficiency of $658,000 at October 1, 2016. This increase resulted primarily from our purchase of the Oyster House properties in November 2016 and costs associated with the renovation of our Sequoia property in Washington, DC, as discussed below. We believe that our existing cash balances and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On January 12, 2016, the Company entered into an Amended and Restated Lease for its Sequoia property in Washington D.C. extending the lease for 15 years through November 30, 2032 with one additional five-year option. Annual rent under the new lease is approximately $1,200,000 increasing annually through expiration. Under the terms of the agreement, the property was closed January 1, 2017 for renovation and reconcepting which is estimated to cost approximately $8,000,000 to $9,000,000, of which approximately $3,900,000 has been incurred as of April 1, 2017. The restaurant is expected to re-open in June 2017. In connection with this closure, the Company recognized an impairment loss related to fixed asset disposals as of December 31, 2016 in the amount of $283,000, which is included in Depreciation and Amortization Expense for the 26-weeks ended April 1, 2017.

On March 1, 2017, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on April 3, 2017 to shareholders of record at the close of business on March 17, 2017. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

The Company was in compliance with all of its financial covenants under its Revolving Facility as of April 1, 2017 except for the fixed charge coverage ratio covenant. On May 11, 2017, we were issued a waiver for this covenant as of April 1, 2017. The Company believes, based on current projections that it will be in compliance with such covenant in 2017.

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

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operates its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately Five Million Two Hundred Thousand Dollars ($5,200,000). Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000). In connection with the sale, Ark Jupiter and 1065 A1A, LLC have entered into a temporary lease and sub-lease arrangement which expires on June 30, 2017, at which time the Company expects to vacate the space. In connection with these transactions the Company recognized a gain in the amount of $1,637,000 during the 13-weeks ended December 31, 2016.

The Company transferred its lease and the related assets of Canyon Road located in New York, NY to an unrelated third party. In connection with this transfer, the Company recognized an impairment loss included in depreciation and amortization expense in the amount of $75,000 for the 13-weeks ended December 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of April 1, 2017 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	May 16, 2017

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 22 -