Form 10-Q
period 2017-07-01
ARK RESTAURANTS CORP
filed 2017-08-11
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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
☐  Yes   ☐  No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at August 4, 2017
(Common stock, $.01 par value)	3,425,681

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	July 1, 2017	October 1, 2016
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $397 at July 1, 2017 and $889 at October 1, 2016 related to VIEs)	$320	$7,239
Accounts receivable (includes $515 at July 1, 2017 and $429 at October 1, 2016 related to VIEs)	3,558	3,750
Employee receivables	388	453
Inventories (includes $22 at July 1, 2017 and $23 at October 1, 2016 related to VIEs)	2,111	1,892
Prepaid expenses and other current assets (includes $258 at July 1, 2017 and $228 at October 1, 2016 related to VIEs)	2,412	2,662
Total current assets	8,789	15,996
FIXED ASSETS - Net (includes $9 at July 1, 2017 and $22 at October 1, 2016 related to VIEs)	44,107	29,546
INTANGIBLE ASSETS - Net	418	526
GOODWILL	9,880	7,895
TRADEMARKS	3,331	1,611
DEFERRED INCOME TAXES	2,949	3,416
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,966	6,701
OTHER ASSETS (includes $71 at July 1, 2017 and October 1, 2016 related to VIEs)	2,339	2,564
TOTAL ASSETS	$78,779	$68,255

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $88 at July 1, 2017 and $114 at October 1, 2016 related to VIEs)	$4,536	$2,876
Accrued expenses and other current liabilities (includes $212 at July 1, 2017 and $238 at October 1, 2016 related to VIEs)	9,857	10,555
Accrued income taxes	1,699	606
Borrowings under credit facility	3,887	-
Current portion of notes payable	4,040	2,617
Total current liabilities	24,019	16,654
OPERATING LEASE DEFERRED CREDIT (includes $56 at July 1, 2017 and $73 at October 1, 2016 related to VIEs)	3,607	3,576
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	9,011	5,321
TOTAL LIABILITIES	36,637	25,551
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,426 shares at July 1, 2017 and 3,423 shares at October 1, 2016	34	34
Additional paid-in capital	12,588	12,942
Retained earnings	27,316	27,158
Total Ark Restaurants Corp. shareholders’ equity	39,938	40,134
NON-CONTROLLING INTERESTS	2,204	2,570
TOTAL EQUITY	42,142	42,704
TOTAL LIABILITIES AND EQUITY	$78,779	$68,255

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
REVENUES:
Food and beverage sales	$40,507	$40,935	$112,374	$111,385
Other revenue	694	298	1,697	1,111
Total revenues	41,201	41,233	114,071	112,496

COSTS AND EXPENSES:
Food and beverage cost of sales	11,227	10,656	30,814	29,440
Payroll expenses	13,776	12,895	39,402	38,982
Occupancy expenses	4,541	3,309	13,037	11,891
Other operating costs and expenses	5,398	4,999	15,390	14,485
General and administrative expenses	2,955	2,956	8,699	8,996
Depreciation and amortization	1,006	1,109	3,541	3,384
Total costs and expenses	38,903	35,924	110,883	107,178
RESTAURANT OPERATING INCOME	2,298	5,309	3,188	5,318
Gain on sale of Rustic Inn, Jupiter	-	-	1,637	-
OPERATING INCOME	2,298	5,309	4,825	5,318
OTHER (INCOME) EXPENSE:
Interest expense	194	116	470	316
Interest income	(16)	(12)	(126)	(36)
Other (income) expense, net	(149)	(217)	(339)	(439)
Total other (income) expense, net	29	(113)	5	(159)
INCOME BEFORE PROVISION FOR INCOME TAXES	2,269	5,422	4,820	5,477
Provision for income taxes	585	1,362	1,338	1,398
CONSOLIDATED NET INCOME	1,684	4,060	3,482	4,079
Net income attributable to non-controlling interests	(298)	(693)	(755)	(1,036)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$1,386	$3,367	$2,727	$3,043

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.40	$0.99	$0.80	$0.89
Diluted	$0.39	$0.96	$0.77	$0.87

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,424	3,418	3,424	3,418
Diluted	3,549	3,494	3,532	3,504

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

FOR THE 39 WEEKS ENDED JULY 1, 2017 AND JULY 2, 2016

(In Thousands, Except Per Share Amounts)

						Total Ark
						Restaurants
			Additional			Corp.	Non-
	Common Stock		Paid-In	Retained		Shareholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Treasury Stock	Equity	Interests	Equity

BALANCE - October 3, 2015	4,774	$48	$25,682	$26,548	$(13,220)	$39,058	$2,173	$41,231

Net income	-	-	-	3,043	-	3,043	1,036	4,079
Exercise of stock options	-	-	1	-	-	1	-	1
Stock-based compensation	-	-	286	-	-	286	-	286
Retirement of treasury shares	(1,356)	(14)	(13,206)	-	13,220	-	-	-
Distributions to non-controlling interests	-	-	-	-	-	-	(734)	(734)
Dividends paid - $0.75 per share	-	-	-	(2,565)	-	(2,565)	-	(2,565)

BALANCE - July 2, 2016	3,418	$34	12,763	$27,026	$-	$39,823	$2,475	$42,298

BALANCE - October 1, 2016	3,423	$34	$12,942	$27,158	$-	$40,134	$2,570	$42,704

Net income	-	-	-	2,727	-	2,727	755	3,482
Exercise of stock options	3	-	36	-	-	36	-	36
Tax benefit on exercise of stock options	-	-	7	-	-	7	-	7
Change in excess tax benefits from stock-based compensation	-	-	(397)	-	-	(397)	-	(397)
Distributions to non-controlling interests	-	-	-	-	-	-	(1,121)	(1,121)
Dividends paid - $0.75 per share	-	-	-	(2,569)	-	(2,569)	-	(2,569)

BALANCE - July 1, 2017	3,426	$34	$12,588	$27,316	$-	$39,938	$2,204	$42,142

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(In Thousands)

	39 Weeks Ended
	July 1, 2017	July 2, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3,482	$4,079
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on closure of restaurant	-	16
Gain on sale of Rustic Inn, Jupiter	(1,637)	-
Loss on disposal of assets	283	-
Deferred income taxes	77	540
Stock-based compensation	-	286
Depreciation and amortization	3,258	3,384
Amortization of deferred financing costs	35	32
Operating lease deferred credit	31	(190)
Changes in operating assets and liabilities:
Accounts receivable	192	(111)
Inventories	74	98
Prepaid, refundable and accrued income taxes	1,069	(594)
Prepaid expenses and other current assets	324	(350)
Other assets	189	(373)
Accounts payable - trade	1,660	(103)
Accrued expenses and other current liabilities	(698)	(426)
Net cash provided by operating activities	8,339	6,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(11,843)	(1,482)
Loans and advances made to employees	(69)	(161)
Payments received on employee receivables	134	164
Proceeds from the sale of the Rustic Inn, Jupiter	2,474	-
Purchase of Oyster House	(3,043)	-
Additional investment in Meadowlands Newmark LLC	(222)	-
Purchase of Shuckers	-	(717)
Net cash used in investing activities	(12,569)	(2,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,932)	(1,879)
Borrowings under credit facility	3,897	-
Payment of debt financing costs	-	(131)
Dividends paid	(2,569)	(2,565)
Proceeds from issuance of stock upon exercise of stock options	36	1
Distributions to non-controlling interests	(1,121)	(734)
Net cash used in financing activities	(2,689)	(5,308)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,919)	(1,216)
CASH AND CASH EQUIVALENTS, Beginning of period	7,239	9,735
CASH AND CASH EQUIVALENTS, End of period	$320	$8,519

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$458	$316
Income taxes	$192	$1,486
Non-cash financing activities:
Note payable in connection with the purchase of Oyster House	$8,000	$-
Change in excess tax benefits from stock-based compensation	$(397)	$-
Note payable in connection with the purchase of Shuckers	$-	$5,000
Retirement of 1,356 treasury shares	$-	$13,220

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

July 1, 2017

(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of October 1, 2016, which has been derived from audited financial statements included in the Company’s annual report on Form 10-K for the year ended October 1, 2016 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Article 10 of Regulation S-X. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K. The results of operations for interim periods are not necessarily indicative of the operating results to be expected for the full year or any other interim period.

The Company had a working capital deficiency of $15,230,000 at July 1, 2017 as a result of our purchase of the Oyster House properties in November 2016 and costs associated with the renovation of our Sequoia property in Washington, DC. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

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

RECLASSIFICATIONS — Certain reclassifications of prior period balances for the 39-weeks ended July 2, 2016 related to the statement of income presentation of $883,000 of certain administrative fees related to catering revenue received have been reclassified from payroll expense to revenue to conform to the current period presentation.

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

For the 39-week periods ended July 1, 2017 and July 2, 2016, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period. For the 13-week period ended July 1, 2017, the

Company made purchases from one vendor that accounted for approximately 11% of total purchases. For the 13-week period ended July 2, 2016, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period.

SEGMENT REPORTING — As of July 1, 2017, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In January 2017, the Financial Accounting Standards Board (“the FASB”) issued guidance clarifying the definition of a business. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new rules will be effective for the Company in the first quarter of 2019. The Company is currently evaluating the potential impact adoption of this guidance on its Consolidated Condensed Financial Statements.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	July 1, 2017	October 1, 2016
	(in thousands)

Cash and cash equivalents	$397	$889
Accounts receivable	515	429
Inventories	22	23
Prepaid expenses and other current assets	258	228
Due from Ark Restaurants Corp. and affiliates (1)	306	-
Fixed assets - net	9	22
Other assets	71	71
Total assets	$1,578	$1,662

Accounts payable - trade	$88	$114
Accrued expenses and other current liabilities	212	238
Due to Ark Restaurants Corp. and affiliates (1)	-	173
Operating lease deferred credit	56	73
Total liabilities	356	598
Equity of variable interest entities	1,222	1,064
Total liabilities and equity	$1,578	$1,662

(1)	Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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
$11,043

The Consolidated Condensed Statements of Income for the 13 and 39-weeks ended July 1, 2017 include revenues and income of approximately $5,569,000 and $12,015,000 and $864,000 and $1,387,000, respectively, related to the Shuckers and Oyster House properties. The 13 and 39-weeks ended July 2, 2016 include revenues and income of approximately $3,667,000 and $6,959,000 and $878,000 and $676,000, respectively, related to Sequoia DC which was closed from January 1, 2017 through June 23, 2017. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Income for the 13 and 39-weeks ended July 1, 2017 and July 2, 2016 and includes the results of operations for Shuckers and the Oyster House properties for the periods prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Shuckers and the Oyster House properties occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended		39 Weeks Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016

Total revenues	$41,201	$45,132	$115,884	$121,594
Net income	$1,386	$4,345	$2,934	$4,430
Net income per share - basic	$0.40	$1.27	$0.86	$1.30
Net income per share - diluted	$0.39	$1.24	$0.83	$1.26

Basic	3,424	3,418	3,424	3,418
Diluted	3,549	3,494	3,532	3,504

4.	RECENT RESTAURANT DISPOSITIONS

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

The Company was advised by the landlord that it would have to vacate The Grill at Two Trees property at the Foxwoods Resort and Casino in Ledyard, CT, which had a no rent lease. The closure of this property occurred on January 1, 2017 and did not result in a material charge.

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operates its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately Five Million Two Hundred Thousand Dollars ($5,200,000). Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000). In connection with the sale, Ark Jupiter and 1065 A1A, LLC entered into a temporary lease and sub-lease arrangement which expired on July 18, 2017. The Company vacated the space in June. In connection with these transactions the Company recognized a gain in the amount of $1,637,000 during the 13-weeks ended December 31, 2016.

The Company transferred its lease and the related assets of Canyon Road located in New York, NY to a former employee. In connection with this transfer, the Company recognized an impairment loss included in depreciation and amortization expense in the amount of $75,000 for the 13-weeks ended December 31, 2016.

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

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At July 1, 2017, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $231,000 and $164,000 at July 1, 2017 and October 1, 2016, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to

Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,858,000 and $1,815,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the Consolidated Balance Sheets at July 1, 2017 and October 1, 2016, respectively.

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

In performing this assessment, we estimated the fair value of our Investment in NMR using our best estimate of these assumptions which we believe would be consistent with what a hypothetical marketplace participant would use. The variability of these factors depends on a number of conditions, including uncertainty about future events and our inability as a minority shareholder to control certain outcomes and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As a result of the above, no impairment was deemed necessary as of July 1, 2017.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	July 1, 2017	October 1, 2016
	(In thousands)

Sales tax payable	$1,162	$942
Accrued wages and payroll related costs	2,256	2,495
Customer advance deposits	3,520	4,077
Accrued occupancy and other operating expenses	2,919	3,041

	$9,857	$10,555

7.	NOTES PAYABLE – BANK

Long-term debt consists of the following:

	July 1, 2017	October 1, 2016
	(In thousands)

Promissory Note - Rustic Inn purchase	$2,694	$3,907
Promissory Note - Shuckers purchase	3,333	4,084
Promissory Note - Oyster House purchase	7,067	-
	13,094	7,991
Less: Current maturities	(4,040)	(2,617)
Less: Unamortized deferred financing costs	(43)	(53)

Long-term debt	$9,011	$5,321

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

During the 13-weeks ended July 1, 2017, the Company borrowed $3,897,000 under the Revolving Facility to finance a portion of the renovation of its Sequoia DC property. As of July 1, 2017, such borrowings had a weighted average interest rate of 4.7%.

Deferred financing costs incurred in connection with the Revolving Facility in the amount of $130,585 are being amortized over the life of the agreements on a straight-line basis and included in interest expense. Amortization expense of approximately $12,000 and $11,000 is included in interest expense for the 13-weeks ended July 1, 2017 and July 2, 2016, respectively. Amortization expense of $35,000 and $32,000 is included in interest expense for the 39-weeks ended July 1, 2017 and July 2, 2016, respectively.

Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Revolving Facility as of July 1, 2017 except for the fixed charge coverage ratio covenant. On August 11, 2017, we were issued a waiver for this covenant as of July 1, 2017.

8.	COMMITMENTS AND CONTINGENCIES

Leases — The Company leases several restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2032. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurant’s sales in excess of stipulated amounts at such facility and in one instance based on profits.

On January 12, 2016, the Company entered into an Amended and Restated Lease for its Sequoia property in Washington D.C. extending the lease for 15 years through November 30, 2032 with one additional five-year option. Annual rent under the new lease is approximately $1,200,000 increasing annually through expiration. Under the terms of the agreement, the property was closed January 1, 2017 for renovation and reconcepting which cost approximately $10,000,000, of which approximately $8,500,000 has been incurred as of July 1, 2017. In connection with this closure, the Company recognized an impairment loss related to fixed asset disposals in the amount of $283,000, which is included in Depreciation and Amortization Expense for the 13-weeks ended December 31, 2016. The restaurant re-opened in June 2017.

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

Share Repurchase Plan — On July 5, 2016, the Board of Directors authorized a share repurchase program authorizing management to purchase up to 500,000 shares of the Company’s common stock during the next twelve months. Any repurchase under the program will be effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 “Purchases of Certain Equity Securities by the Issuer and Others”, funded using the Company’s working capital and be based on management’s evaluation of market conditions and other factors. No repurchases were made during the 39-weeks ended July 1, 2017 and July 2, 2016.

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

No options or performance-based awards were granted during the 39-week period ended July 1, 2017.

A summary of stock option activity is presented below:

	2017
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	518,608	$20.33	5.1 Years
Options:
Granted	-
Exercised	(4,308)	$18.74
Canceled or expired	(90,000)	$32.15
Outstanding and expected to vest, end of period	424,300	$17.84	5.4 Years	$2,719,000
Exercisable, end of period	424,300	$17.84	5.4 Years	$2,719,000

Compensation cost charged to operations for each of the 13-week periods ended July 1, 2017 and July 2, 2016 was $0 and $79,000, respectively, and for the 39-week periods ended July 1, 2017 and July 2, 2016 was $0 and $286,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Condensed Statements of Income.

As of July 1, 2017, there was no unrecognized compensation cost related to unvested stock options.

10.	INCOME TAXES

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the 39-week periods ended July 1, 2017 and July 2, 2016 reflect effective tax rates of approximately 28% and 25%, respectively.  The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of the generation of FICA tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

For the 13- and 39-week periods ended July 1, 2017, the treasury stock impact of options to purchase 66,000, 158,800 and 199,500 shares of common stock at exercise prices of $12.04, $14.40 and $22.50 per share, respectively, were included in diluted earnings per share.

For the 13- and 39-week periods ended July 2, 2016, the treasury stock impact of options to purchase 66,000 and 164,700 shares of common stock at exercise prices of $12.04 and $14.40 per share, respectively, were included in diluted earnings per share. Options to purchase 203,000 shares of common stock at an exercise price of $22.50 per share and options to purchase 90,000 shares of common stock at an exercise price of $32.15 were not included in diluted earnings per share as their impact would be anti-dilutive.

12.	DIVIDENDS

On June 5, 2017, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on July 5, 2017 to shareholders of record at the close of business on June 19, 2017. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of July 1, 2017, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Income for the 13 and 39-weeks ended July 1, 2017 include revenues and income of approximately $5,569,000 and $12,015,000 and $864,000 and $1,387,000, respectively, related to Shuckers, which was acquired on October 22, 2015 and the Oyster House properties, which were acquired on November 30, 2016.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended July 1, 2017 and July 2, 2016 each included 39 weeks.

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

Results of Operations

The Company’s operating income for the 13 weeks ended July 1, 2017 was $2,298,000 as compared to $5,309,000 for the 13 weeks ended July 2, 2016. This decrease resulted primarily from: (i) increased losses in the amount of $2,437,000 related to Sequoia in Washington, DC which was closed for renovation on January 4, 2017, (ii) the reversal in the 13-weeks ended July 2, 2016 of commercial rent tax liabilities in the amount of $945,000, and (iii) the correction of an immaterial error in the 13-weeks ended July 2, 2016 related to an overstatement of a rent liability in the amount of $261,000, partially offset by operating income of $527,000 related to the Oyster House properties in Gulf Shores, Alabama (which were acquired on November 30, 2016).

The following table summarizes the significant components of the Company’s operating results for the 13- and 39-week periods ended July 1, 2017 and July 2, 2016, respectively:

	13 Weeks Ended		Variance		39-Weeks Ended		Variance
	July 1, 2017	July 2, 2016	$	%	July 1, 2017	July 2, 2016	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$40,507	$40,935	$(428)	-1.0%	$112,374	$111,385	$989	0.9%
Other revenue	694	298	396	132.9%	1,697	1,111	586	52.7%
Total revenues	41,201	41,233	(32)	-0.1%	114,071	112,496	1,575	1.4%
COSTS AND EXPENSES:
Food and beverage cost of sales	11,227	10,656	571	5.4%	30,814	29,440	1,374	4.7%
Payroll expenses	13,776	12,895	881	6.8%	39,402	38,982	420	1.1%
Occupancy expenses	4,541	3,309	1,232	37.2%	13,037	11,891	1,146	9.6%
Other operating costs and expenses	5,398	4,999	399	8.0%	15,390	14,485	905	6.2%
General and administrative expenses	2,955	2,956	(1)	0.0%	8,699	8,996	(297)	-3.3%
Depreciation and amortization	1,006	1,109	(103)	-9.3%	3,541	3,384	157	4.6%
Total costs and expenses	38,903	35,924	2,979	8.3%	110,883	107,178	3,705	3.5%
RESTAURANT OPERATING INCOME	2,298	5,309	(3,011)	-56.7%	3,188	5,318	(2,130)	-40.1%
Gain on sale of Rustic Inn, Jupiter	-	-	-	0.0%	1,637	-	1,637	N/A
OPERATING INCOME	$2,298	$5,309	$(3,011)	-56.7%	$4,825	$5,318	$(493)	-9.3%

Revenues

During the Company’s 13- and 39-week periods ended July 1, 2017, revenues decreased 0.1% and increased 1.4%, respectively, as compared to revenues in the 13- and 39-week periods ended July 2, 2016. These changes resulted primarily from: (i) revenues related to the Oyster House properties in Gulf Shores, Alabama (which were acquired on November 30, 2016) and (ii) the same-store sales impacts discussed below, offset by the closure for renovation of Sequoia DC in Washington, DC on January 4, 2017 and the permanent closures of Center Café in Washington, DC and the V Bar in Las Vegas as a result of lease expirations.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales decreased 7.9% during the third fiscal quarter of 2017 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	July 1, 2017	July 2, 2016	$	%
	(in thousands)

Las Vegas	$11,222	$11,161	$61	0.5%
New York	12,082	12,360	(278)	-2.2%
Washington, DC	1,586	4,648	(3,062)	-65.9%
Atlantic City, NJ	1,938	1,705	233	13.7%
Boston	891	941	(50)	-5.3%
Connecticut	543	557	(14)	-2.5%
Florida	6,994	6,888	106	1.5%
Same-store sales	35,256	38,260	$(3,004)	-7.9%
Other	5,251	2,675
Food and beverage sales	$40,507	$40,935

Same-store sales in Las Vegas were relatively flat as expected. Same-store sales in New York decreased 2.2%, primarily as a result of poor weather conditions. Same-store sales in Washington, DC, which excludes Center Café which closed in February 2016, decreased 65.9%, as a result of the closure of Sequoia DC on January 4, 2017 for renovation. Same-store sales in Atlantic City increased 13.7%, primarily due to increased traffic at properties in which we operate our restaurants as other casinos closed. Same-store sales in Boston decreased 5.3%, primarily as a result of decreased traffic at Faneuil Hall Marketplace where our property is located. Same-store sales in Florida increased 1.5% as the impacts of the road construction project started in the second quarter of fiscal 2016 by the local municipality at The Rustic Inn in Dania Beach, FL have stabilized. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period (e.g. the Oyster House properties) and sales related to properties that were closed due to lease expiration and other closures.

Costs and Expenses

Costs and expenses for the 13- and 39-weeks ended July 1, 2017 and July 2, 2016 were as follows (in thousands):

	13 Weeks		13 Weeks				39 Weeks		39 Weeks
	Ended	%	Ended	%	Increase		Ended	% to	Ended	% to	Increase
	July 1,	to Total	July 2,	to Total	(Decrease)		July 1,	Total	July 2,	Total	(Decrease)
	2017	Revenues	2016	Revenues	$	%	2017	Revenues	2016	Revenues	$	%

Food and beverage cost of sales	$11,227	27.2%	$10,656	25.8%	$571	5.4%	$30,814	27.0%	$29,440	26.2%	$1,374	4.7%
Payroll expenses	13,776	33.4%	12,895	31.3%	881	6.8%	39,402	34.5%	38,982	34.7%	420	1.1%
Occupancy expenses	4,541	11.0%	3,309	8.0%	1,232	37.2%	13,037	11.4%	11,891	10.6%	1,146	9.6%
Other operating costs and expenses	5,398	13.1%	4,999	12.1%	399	8.0%	15,390	13.5%	14,485	12.9%	905	6.2%
General and administrative expenses	2,955	7.2%	2,956	7.2%	(1)	0.0%	8,699	7.6%	8,996	8.0%	(297)	-3.3%
Depreciation and amortization	1,006	2.4%	1,109	2.7%	(103)	-9.3%	3,541	3.1%	3,384	3.0%	157	4.6%
	$38,903		$35,924		$2,979		$110,883		$107,178		$3,705

The increases in food and beverage costs as a percentage of total revenues for the 13 and 39-weeks ended July 1, 2017 compared to the same periods of last year are primarily the result of higher food costs as a percentage of sales associated with The Oyster House properties, which were acquired on November 30, 2016, seafood restaurants which, consistent with the industry, operate at a higher food cost structure.

Payroll expenses as a percentage of total revenues for the 13-weeks ended July 1, 2017 increased as compared to the same period of last year primarily as a result of pre-opening and training costs related to Sequoia DC. Payroll expenses as a percentage of total revenues for the 39-weeks ended July 1, 2017 decreased as compared to the same period of last year primarily as a result of better labor management and the increasing mix of sales in markets where labor costs are lower, offset by pre-opening and training costs related to Sequoia DC.

Occupancy expenses as a percentage of total revenues, excluding the impacts in the 13- and 39-weeks ended July 2, 2016 of the reversal of commercial rent tax liabilities in the amount of $945,000 and the correction of an immaterial error related to an overstatement of a rent liability in the amount of $261,000, for the 13- and 39-weeks ended July 1, 2017 were consistent with the same periods of last year.

Other operating costs and expenses as a percentage of total revenues for the 13 and 39-weeks ended July 1, 2017 increased as compared to the same periods of year as a result fixed costs associated with Sequoia DC, which was closed for renovation on January 4, 2017, and fixed costs associated with properties where sales declined.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13-weeks ended July 1, 2017 were consistent with the same period of last year and for the 39-weeks ended July 1, 2017 decreased slightly as a result of lower headcount partially offset by transaction costs of approximately $187,000 incurred in connection with the purchase of the Oyster House properties.

Depreciation and amortization expense for the 13-weeks ended July 1, 2017 decreased as compared to the same period of last year as a result of the closure of properties discussed above. Depreciation and amortization expense for the 39-weeks ended July 1, 2017 increased as compared to the same period of last year as a result of additional depreciation in the amount of $358,000 related to asset write-offs at Sequoia (which is undergoing a major renovation) and Canyon Road (whose lease was transferred to an unrelated party).

Income Taxes

The Company’s provision for income taxes consists of Federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary. The income tax provisions for the 39-week periods ended July 1, 2017 and July 2, 2016 reflect effective tax rates of approximately 28% and 25%, respectively.  The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of the generation of FICA tax credits and operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash provided by operating activities for the 39-weeks ended July 1, 2017 increased to $8,339,000 as compared to $6,288,000 provided by operations in the same period of last year. This increase was attributable to changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.

Net cash used in investing activities for the 39-week period ended July 1, 2017 was $12,569,000 and resulted primarily from purchases of fixed assets at existing restaurants, costs associated with the renovation of Sequoia DC and the cash portion of the purchase of the Oyster House properties in the amount of $3,043,000, partially offset by the net proceeds in the amount of $2,474,000 from the sale of The Rustic Inn in Jupiter, Florida.

Net cash used in investing activities for the 39-week period ended July 2, 2016 was $2,196,000 and resulted primarily from purchases of fixed assets at existing restaurants and the cash portion of the purchase of Shuckers in the amount of $717,000.

Net cash used in financing activities for the 39-week periods ended July 1, 2017 and July 2, 2016 of $2,689,000 and $5,308,000, respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, offset by borrowings under the credit facility.

The Company had a working capital deficiency of $15,230,000 at July 1, 2017 as compared with a deficiency of $658,000 at October 1, 2016. This increase resulted primarily from our purchase of the Oyster House properties in November 2016 and costs associated with the renovation of our Sequoia property in Washington, DC, as discussed below. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months.

On January 12, 2016, the Company entered into an Amended and Restated Lease for its Sequoia property in Washington D.C. extending the lease for 15 years through November 30, 2032 with one additional five-year option. Annual rent under the new lease is approximately $1,200,000 increasing annually through expiration. Under the terms of the agreement, the property was closed January 1, 2017 for renovation and reconcepting which to cost approximately $10,000,000, of which approximately $8,500,000 has been incurred as of July 1, 2017. In connection with this closure, the Company recognized an impairment loss related to fixed asset disposals as of December 31, 2016 in the amount of $283,000, which is included in Depreciation and Amortization Expense for the 39-weeks ended July 1, 2017. The restaurant re-opened in June 2017.

On June 5, 2017, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on July 5, 2017 to shareholders of record at the close of business on June 19, 2017. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future, however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

The Company was in compliance with all of its financial covenants under its Revolving Facility as of July 1, 2017 except for the fixed charge coverage ratio covenant. On August 11, 2017, we were issued a waiver for this covenant as of July 1, 2017.

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

The Company was advised by the landlord that it would have to vacate The Grill at Two Trees property at the Foxwoods Resort and Casino in Ledyard, CT, which had a no rent lease. The closure of this property occurred on January 1, 2017 and did not result in a material charge.

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operates its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately Five Million Two Hundred Thousand Dollars ($5,200,000). Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000). In connection with the sale, Ark Jupiter and 1065 A1A, LLC entered into a temporary lease and sub-lease arrangement which expired on July 18, 2017. The Company vacated the space in June. In connection with these transactions the Company recognized a gain in the amount of $1,637,000 during the 13-weeks ended December 31, 2016.

The Company transferred its lease and the related assets of Canyon Road located in New York, NY to a former employee. In connection with this transfer, the Company recognized an impairment loss included in depreciation and amortization expense in the amount of $75,000 for the 13-weeks ended December 31, 2016.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of July 1, 2017 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The scope of management’s assessment of the effectiveness of the internal control over financial reporting includes all of our subsidiaries except for the Oyster House properties, which were acquired on November 30, 2016. Our consolidated revenue for the 13- and 39-weeks ended July 1, 2017 were $41,201,000 and $114,071,000, respectively, which includes $4,098,000 and $7,638,000 related to the Oyster House properties and our total assets as of July 1, 2017 were $78,779,000, of which the Oyster House properties represented $1,062,000.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	August 11, 2017

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 22 -