Form 10-K
period 2017-09-30
ARK RESTAURANTS CORP
filed 2017-12-29
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017
or,
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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☒

As of April 1, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $49,087,335.

At December 18, 2017, there were outstanding 3,434,181 shares of the Registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1) In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2017 Annual Meeting of Stockholders filed within 120 days of September 30, 2017 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2017.

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

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended September 30, 2017, we owned and/or operated 20 restaurants and bars, 19 fast food concepts and catering operations through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended September 30, 2017, five of our restaurant and bar facilities are located in New York City, two are located in Washington, D.C., five are located in Las Vegas, Nevada, three are located in Atlantic City, New Jersey, one is located in the Faneuil Hall Marketplace in Boston, Massachusetts, two are located on the east coast of Florida and two are located on the gulf coast of Alabama.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination properties intended to benefit from high patron traffic attributable to the uniqueness of the location. Most of our properties which have been opened in recent years are of the latter description. As of the fiscal year ended September 30, 2017, these include the operations at the 12 fast food facilities in Tampa, Florida and Hollywood, Florida (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); Durgin Park Restaurant and the Black Horse Tavern in the Faneuil Hall Marketplace in Boston, Massachusetts (2007); Yolos at the Planet Hollywood Resort and Casino in Las Vegas, Nevada (2007); Robert at the Museum of Arts & Design at Columbus Circle in Manhattan (2010); Broadway Burger Bar and Grill at the New York New York Hotel and Casino in Las Vegas, Nevada (2011); Clyde Frazier’s Wine and Dine in Manhattan (2012); Broadway Burger Bar and Grill in the Quarter at the Tropicana Hotel and Casino in Atlantic City, New Jersey (2013), The Rustic Inn in Dania Beach, Florida (2014), Shuckers in Jensen Beach, Florida (2016) and two Original Oyster Houses, one in Gulf Shores, Alabama and one in Spanish Fort, Alabama (2017).

The names and themes of each of our restaurants are different except for our two Gallagher’s Steakhouse restaurants, two Broadway Burger Bar and Grill restaurants, and two Original Oyster House restaurants. The menus in our restaurants are extensive, offering a wide variety of high-quality foods at generally moderate prices. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas, are open seven days a week and most serve lunch as well as dinner. A majority of our net sales are derived from dinner as opposed to lunch service.

While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

4

The following table sets forth the restaurant properties we lease, own and operate as of September 30, 2017:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2032

Bryant Park Grill & Café(4)	Bryant Park New York, New York	1995	25,000	180	(820)	2025

America(5)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2023

Gallagher’s Steakhouse(5)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023

Gonzalez y Gonzalez(5)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2021

Village Eateries (5)(6)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2021

Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035

Thunder Grill	Union Station Washington, D.C.	1999	10,000	500		2019

Gallagher’s Steakhouse	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196		2020

Gallagher’s Burger Bar	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114		2020
5

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Durgin Park Restaurant and the Black Horse Tavern	Faneuil Hall Marketplace Boston, Massachusetts	2007	18,500	575		2032

Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2026

Clyde Frazier’s Wine and Dine	Tenth Avenue (between 37th and 38th Streets) New York, New York	2012	10,000	250		2032

Broadway Burger Bar and Grill	Tropicana Hotel and Casino Atlantic City, New Jersey	2013	6,825	225		2033

The Rustic Inn	Dania Beach, Florida	2014	16,150	575	(75)	Owned

Southwest Porch (7)	Bryant Park New York, New York	2015	2,240	0	(160)	2025

Shuckers	Jensen Beach, Florida	2016	7,310	220	(170)	Owned

The Original Oyster House	Gulf Shores, Alabama	2017	9,230	300		Owned

The Original Oyster House	Spanish Fort, Alabama	2017	10,500	420		Owned

(1)	Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

(2)	Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.

(3)	Assumes the exercise of all of our available lease renewal options.

(4)	The lease governing a substantial portion of the outside seating area of this restaurant expires on April 30, 2019.
6

(5)	Under the America lease, the sales goal is $6.0 million. Under the Gallagher’s Steakhouse lease the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level in excess of the minimum sales level required to exercise the renewal option for each respective restaurant.

(6)	We operate six small food court restaurants and one full-service restaurant in the Village Eateries food court at the New York-New York Hotel & Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.

(7)	This location is for a kiosk located at Bryant Park, New York, NY and all seating is outdoors.

(*)	Represents common area seating.

The following table sets forth our less than wholly-owned properties that are managed by us, which have been consolidated as of September 30, 2017 – see Notes 1 and 2 to the Consolidated Financial Statements:

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
7

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

Restaurant Expansion

On October 22, 2015, the Company, through its wholly-owned subsidiaries, Ark Shuckers, LLC and Ark Shuckers Real Estate, LLC, acquired the assets of Shuckers Inc., a restaurant and bar located at the Island Beach Resort in Jensen Beach, FL, and six condominium units (four of which house the restaurant and bar operations). In addition, Ark Island Beach Resort LLC, a wholly-owned subsidiary of the Company, acquired Island Beach Resort Inc., a management company that administers a rental pool of certain condominium units under lease. The total purchase price was $5,717,000. The acquisition is accounted for as a business combination and was financed with a bank loan in the amount of $5,000,000 and cash from operations.

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

Investment in New Meadowlands Racetrack

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR with no change in ownership. In February 2017 the Company funded its proportionate share ($222,000) of a $3,000,000 capital call bringing its total investment to $5,108,000 with no change in ownership.

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

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operates its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately Five Million Two Hundred Thousand Dollars ($5,200,000). Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000). In connection with the sale, Ark Jupiter and 1065 A1A, LLC entered into a temporary lease and sub-lease arrangement which expired on July 18, 2017. The Company vacated the space in June. In connection with these transactions the Company recognized a gain in the amount of $1,637,000.

The Company transferred its lease and the related assets of Canyon Road located in New York, NY to a former employee. In connection with this transfer, the Company recognized an impairment loss included in depreciation and amortization expense in the amount of $75,000.

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

Employees

At December 18, 2017, we employed 2,034 persons (including employees at managed facilities), 1,322 of whom were full-time employees, and 712 of whom were part-time employees; 52 of whom were headquarters personnel, 92 of whom were restaurant management personnel, 1,369 of whom were kitchen personnel and 521 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may adversely affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.

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

Various federal and state labor laws govern our operations and our relationship with employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. We are also subject to the regulations of the Immigration and Naturalization Service. If our employees do not meet federal citizenship or residency requirements, their deportation could lead to a disruption in our work force. Significant government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to employees who receive gratuities could be detrimental to our profitability.

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

Many of our employees are subject to various minimum wage requirements. Many of our restaurants are located in states where the minimum wage was recently increased and in other states in which increases are scheduled or are being considered. In addition, increases in the minimum wage to $15 per hour may result in further increases in wages to all restaurant workers. Accordingly, there likely will be additional increases implemented in jurisdictions in which we operate or seek to operate. These minimum wage increases may cause us to raise our prices which, in turn, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Mandatory paid leave and unpaid leave may have a material adverse effect on our business and financial results.

Starting January 1, 2018, most workers will be able to take up to eight (8) weeks (increasing in New York and other areas to twelve (12) weeks in 2021) of job provided paid leave for childbirth, care for a seriously ill family member or needs related to a family member’s military deployment. These additional expenses may cause us to raise our prices. In certain geographic areas which cannot absorb such increases, this could have a material adverse effect on our business, financial condition; results of operations and/or cash flows.

Ark provides unpaid leave for employees for covered family and medical reasons, including childbirth, to the extent required by the Family and Medical Leave Act of 1933, as amended, and applicable state laws. To the extent we need to hire additional employees or pay overtime for such employees on leave, this would be an added expense which could adversely affect our results of operations.

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

Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and, in more severe cases such as hurricanes, tornadoes or other natural disasters, cause temporary closures, sometimes for prolonged periods, which would negatively impact our restaurant sales. Our restaurants have previously been adversely affected by the flooding caused from Hurricane Sandy as well as other adverse weather conditions. Several of our newest restaurants are located on the East Coast of Florida and on the Gulf Coast of Alabama in low lying areas prone to flooding. Changes in weather could result in construction delays, interruptions to the availability of utilities, and shortages or interruptions in the supply of food items and other supplies, which could increase our costs. Some climatologists predict that the long-term effects of climate change and global warming may result in more severe, volatile weather or extended droughts, which could increase the frequency and duration of weather impacts on our operations.

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

Many of our operations are located in casinos and our success is dependent on the success of those casinos.

The success of the business of our restaurants located in Las Vegas, Nevada, Atlantic City, New Jersey, Tampa and Hollywood, Florida, and Ledyard, Connecticut is substantially dependent on the success of the casinos in which the Company operates in these locations to attract customers for themselves and for our restaurants. In particular, casinos in Atlantic City have experienced a significant decline in revenues in recent years as a result of the economic downturn, Hurricane Sandy in 2012, and the fact that numerous casinos have opened in other locations in the Eastern United States. Five of the twelve casinos in Atlantic

City have closed. Although the Company did not operate any restaurants in the casinos that closed and the Company’s restaurants in Atlantic City actually experienced an increase in sales of approximately 7.9% from fiscal 2016 to fiscal 2017, the downturn affecting Atlantic City casinos and tourism in general could have a material adverse effect on our restaurants in the city.

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

The Company has invested an aggregate of $5,108,000 in the New Meadowlands Racetrack (“NMR”) through its investment in Meadowlands Newmark, LLC, an existing member of NMR to which it has also loaned $1,700,000. The Company has the exclusive right to operate the food and beverage concessions in a casino at NMR if casino gambling is approved. A November 2016 referendum to approve two new casinos in Northern New Jersey was defeated. The issue cannot be voted upon for the following two years, but it is unlikely to be on the ballot in November 2018 if ever. As a result, the Company expects it will be subject to additional capital calls in the future that it can either participate in or have its interest diluted. There can be no assurance that a casino will be approved at NMR with Meadowlands Newmark LLC being granted the right to conduct gambling at such a casino at any time in the future.

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

We currently operate in eight regions, New York City, Washington, D.C., Las Vegas, Nevada, Florida, Atlantic City, New Jersey, Ledyard, Connecticut, Gulf Shores, Alabama and Boston, Massachusetts. As a result, we are particularly susceptible to adverse trends and economic conditions in these markets, including its labor market, which could have a negative impact on our profitability as a whole. In addition, given our geographic concentration, negative publicity regarding any of our restaurants could have a material adverse effect on our business, results of operations and financial condition, as could other regional occurrences such as acts of terrorism, local strikes, natural disasters or changes in laws or regulations.

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

Our expansion may strain our infrastructure, which could slow restaurant development.

The Company has recently expanded its operations in the States of Florida and Alabama, where we have not previously done business. This and any further expansion may place a strain on our management systems, financial controls, and information systems. To manage growth effectively, we must maintain the high level of quality and service at our existing and future restaurants. We must also continue to enhance our operational, information, financial and management systems and locate, hire, train and retain qualified personnel, particularly restaurant managers. We cannot predict whether we will be able to respond on a timely basis to all of the changing demands that any expansion will impose on management and those systems and controls. If we are not able to effectively manage any one or more of these or other aspects of expansion, our business, results of operations and financial condition could be materially adversely affected.

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
18

--	Sanitation, building, zoning and fire codes; and

--	Employment and related tax matters.

All of these regulations impact not only our current operations, but also our ability to open future restaurants. We will be required to comply with applicable state and local regulations in new locations into which we expand. Any difficulties, delays or failures in obtaining licenses, permits or approvals in such new locations could delay or prevent the opening of a restaurant in a particular area or reduce operations at an existing location, either of which could materially and adversely affect our business, results of operations and financial condition.

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

Failure to protect the integrity and security of individually identifiable data of our guests and employees and confidential and proprietary information of the Company could damage our reputation and expose us to loss of revenues and litigation.

We receive and maintain certain personal information about our guests and employees in our information technology systems, such as point-of-sale, web and mobile platforms. Additionally our systems contain proprietary and confidential information related to our business. Use of this information is regulated at the federal and state levels, as well as by certain third party contracts. If our or our business associates’ information systems are compromised as a result of a cyber-attack or other external or internal method, or we fail to comply with applicable laws and regulations, it could result in a violation of the laws and regulations, and an adverse and material impact on our reputation, operations, results of operations and financial condition. Such security breaches could also result in litigation or governmental investigation against us or the imposition of penalties. These impacts could also occur if we are perceived either to have had an attack, failure or to have failed to properly respond to an incident. Like many other retail companies, we experience frequent attempts to compromise our systems but none have resulted in a material breach. As privacy and information security laws and regulations change or cyber risks evolve pertaining to data, we may incur additional costs in technology, third party services and personnel to remain in compliance and maintain systems designed to anticipate and prevent cyber-attacks. Our security frameworks prevent breaches of our systems and data loss, but these measures cannot provide assurance that we will be successful in preventing such breaches or data loss.

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

Violations of the Company’s prohibition on harassment, sexual or otherwise, could result in liabilities and/or litigation.

We prohibit harassment or discrimination in the workplace, in sexual on in any other form. This policy applies to all aspects of employment. Notwithstanding our taking disciplinary action against alleged violations, we may encounter additional costs from claims made and/or legal proceedings brought against the Company.

Uncertain Effect of Tax Reform Bills on an Investment in the Company.

The Tax Cuts and Jobs Act (the “Act”) is expected to have a favorable impact on the Company’s effective tax rate and net income as reported under generally accepted accounting principles both in the first fiscal quarter of 2018 and subsequent reporting periods to which the Act is effective. However, the Company is assessing the impact of the Act and there can be no assurances that it will have a favorable impact. Investors should consult with their tax advisors with respect to the effect of the Act and any other regulatory or administrative developments and proposals and their potential effect on your investment in the Company.

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

Our restaurant facilities and our executive offices, with the exception of The Rustic Inn in Dania Beach, Florida, Shuckers in Jensen Beach, Florida and the two Original Oyster House properties in Alabama, are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of September 30, 2017, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Fiscal Year Lease Terms Expire	Number of Facilities

2018-2022	7
2023-2027	6
2028-2032	6
2033-2037	3

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

Market for Our Common Stock

Our Common Stock, $.01 par value, is traded in the over-the-counter market on the Nasdaq Capital Market under the symbol “ARKR.” The high and low sale prices for our Common Stock from October 3, 2015 through September 30, 2017 are as follows:

Calendar 2015	Low	High

Fourth Quarter	$22.13	$24.45

Calendar 2016

First Quarter	20.01	22.95
Second Quarter	20.00	23.70
Third Quarter	22.18	24.10
Fourth Quarter	20.10	24.25

Calendar 2017

First Quarter	22.65	26.35
Second Quarter	24.02	25.99
Third Quarter	22.00	24.75

As of December 18, 2017, there were 31 holders of record of our common stock and approximately an additional 1,650 beneficial owners.

Dividend Policy

On December 7, 2015, March 1, 2016, June 2, 2016, September 7, 2016, December 7, 2016, March 1, 2017, June 5, 2017 and September 6, 2017 our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

No options were granted during the years ended September 30, 2017 and October 1, 2016 under any of the above plans.

During the year ended September 30, 2017, options to purchase 90,000 shares of common stock at a weighted average exercise price of $32.15 per share expired unexercised.

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at September 30, 2017:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	421,800	$17.86	500,000
Equity compensation plans not approved by shareholders[1]	None	N/A	None
Total	421,800	$17.86	500,000

Of the 421,800 options outstanding on September 30, 2017, 243,000 were held by the Company’s officers and directors.

(1)	The Company has no equity compensation plan that was not approved by shareholders.

Stock Performance Graph

The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing September 29, 2012 and ending September 30, 2017 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common

Stock and in each index on September 29, 2012 and that all dividends paid by companies included in each index were reinvested.

	Cumulative Total Return
	9/29/12	9/28/13	9/27/14	10/3/15	9/30/16	9/30/17

Ark Restaurants Corp.	$100.00	$135.30	$146.47	$156.53	$159.88	$180.90
NASDAQ Composite	100.00	123.38	148.79	169.02	178.82	220.25
SIC Code 5812 - Eating & Drinking Places	100.00	122.20	127.45	154.56	160.18	186.29

Item 6.	Selected Consolidated Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of September 30, 2017, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Statement of Income for the year ended September 30, 2017 includes revenues and operating income of approximately $11,804,000 and $1,243,000, respectively, related to the Oyster House properties on the gulf coast of Alabama, which were acquired on November 30, 2016. The Consolidated Statement of Income for the year ended October 1, 2016 includes revenues and operating income of approximately $4,763,000 and $523,000, respectively, related to Shuckers in Jensen Beach, FL, which was acquired on October 22, 2015.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended September 30, 2017 and October 1, 2016 included 52 weeks.

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

Results of Operations

The Company’s operating income of $7,008,000 for the year ended September 30, 2017 decreased 10.4% compared to operating income of $7,824,000 for the year ended October 1, 2016. This decrease resulted primarily from: (i) increased losses in the amount of $3,915,000 related to Sequoia in Washington, DC which was closed for renovation from January 4, 2017 through June 23, 2017, (ii) the reversal in the prior year ended October 1, 2016 of commercial rent tax liabilities in the amount of $945,000, (iii) the correction of an immaterial error in the prior year ended October 1, 2016 related to an overstatement of a rent liability in the amount of $261,000, and (iv) professional fees incurred in connection with our acquisition of the Oyster House properties, partially offset by: (a) operating income of $1,243,000 related to The Oyster House properties in Gulf Shores, Alabama (which were acquired on November 30, 2016), (b) the recognition of a gain in the amount of $1,637,000 in connection with the sale of the real estate underlying our Rustic Inn, Jupiter, FL property, and (c) overall better performance at most of our other properties.

The following table summarizes the significant components of the Company’s operating results for the years ended September 30, 2017 and October 1, 2016, respectively:

	Year Ended		Variance
	September 30, 2017	October 1, 2016	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$151,196	$148,479	$2,717	1.8%
Other revenue	2,681	2,103	578	27.5%
Total revenues	153,877	150,582	3,295	2.2%
COSTS AND EXPENSES:
Food and beverage cost of sales	41,597	39,545	2,052	5.2%
Payroll expenses	53,074	50,718	2,356	4.6%
Occupancy expenses	17,100	16,515	585	3.5%
Other operating costs and expenses	20,690	19,719	971	4.9%
General and administrative expenses	11,504	11,708	(204)	-1.7%
Depreciation and amortization	4,541	4,553	(12)	-0.3%
Total costs and expenses	148,506	142,758	5,748	4.0%
RESTAURANT OPERATING INCOME	5,371	7,824	(2,453)	-31.4%
Gain on sale of Rustic Inn, Jupiter	1,637	—	1,637	N/A
OPERATING INCOME	$7,008	$7,824	$(816)	-10.4%

Revenues

During the Company’s year ended September 30, 2017 (“fiscal 2017”), revenues increased 2.2% compared to the year ended October 1, 2016 (“fiscal 2016”). This increase resulted primarily from: (i) revenues related to The Oyster House properties in Gulf Shores, Alabama (which were acquired on November 30, 2016) and (ii) the same-store sales impacts discussed below, offset by the closure for renovation of Sequoia in Washington, DC on January 4, 2017 and the permanent closures of Center Café in Washington, DC and the V Bar in Las Vegas as a result of lease expirations.

Food and Beverage Same-Store Sales

On a Company-wide basis, same store food and beverage sales decreased 3.3% for the year ended September 30, 2017 as compared to the year ended October 1, 2016 as follows:

	Year Ended		Variance
	September 30, 2017	October 1, 2016	$	%
	(in thousands)

Las Vegas	$45,852	$44,130	$1,722	3.9%
New York	39,734	40,176	(442)	-1.1%
Washington, DC	7,982	13,066	(5,084)	-38.9%
Atlantic City, NJ	7,536	6,984	552	7.9%
Boston	3,235	3,597	(362)	-10.1%
Connecticut	2,156	2,220	(64)	-2.9%
Florida	26,467	27,331	(864)	-3.2%
Same store sales	132,962	137,504	$(4,542)	-3.3%
Other	18,234	10,975
Food and beverage sales	$151,196	$148,479

Same-store sales in Las Vegas increased 3.9% primarily as a result of increased traffic near the properties where we operate our restaurant in connection with the opening of the T-Mobile Arena nearby. Same-store sales in New York decreased 1.1%, primarily as a result of poor weather conditions during the months in which our properties with outdoor seating areas are open. Same-store sales in Washington, DC, which excludes Center Café which closed in February 2016, decreased 38.9% as a result of the closure of Sequoia on January 4, 2017 for renovation. Same-store sales in Atlantic City increased 7.9% primarily due to increased traffic at the properties in which we operate our restaurants as other hotels closed. Same-store sales in Boston decreased 10.1% primarily as a result of decreased traffic at Faneuil Hall Marketplace where our property is located. Same-store sales in Connecticut decreased 2.9% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Florida decreased 3.2% reflecting decreased traffic at The Rustic Inn in Dania Beach, FL in the first three quarters of fiscal 2017 which seemed to stabilize in the fourth quarter of fiscal 2017 due to a road construction project started in the second quarter of fiscal 2016 by the local municipality. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period (e.g., The Oyster House properties), sales related to properties that were closed during the periods due to lease expiration and other closures and other catering sales.

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

Other Revenue

The increase in Other Revenue for fiscal 2017 as compared to fiscal 2016 is primarily due to an increase in purchase service fees. Included in Other Revenues are purchase service fees which represent commissions earned by a subsidiary of the Company for providing purchasing services to other restaurant groups, as well as license fees, property management fees and other rentals.

Costs and Expenses

Costs and expenses for the years ended September 30, 2017 and October 1, 2016 were as follows (in thousands):

	Year Ended September 30,	% to Total	Year Ended October 1,	% to Total	Increase (Decrease)
	2017	Revenues	2016	Revenues	$	%

Food and beverage cost of sales	$41,597	27.0%	$39,545	26.3%	$2,052	5.2%
Payroll expenses	53,074	34.5%	50,718	33.7%	2,356	4.6%
Occupancy expenses	17,100	11.1%	16,515	11.0%	585	3.5%
Other operating costs and expenses	20,690	13.4%	19,719	13.1%	971	4.9%
General and administrative expenses	11,504	7.5%	11,708	7.8%	(204)	-1.7%
Depreciation and amortization	4,541	3.0%	4,553	3.0%	(12)	-0.3%
	$148,506		$142,758		$5,748

The increase in food and beverage costs as a percentage of total revenues for the year ended September 30, 2017 compared to the same period of last year are primarily the result of higher food costs as a percentage of sales associated with The Oyster House properties, which were acquired on November 30, 2016, seafood restaurants which, consistent with the industry, operate at a higher food cost structure.

Payroll expenses as a percentage of total revenues for the year ended September 30, 2017 increased slightly as compared to the same period of last year primarily as a result of pre-opening and training costs related to the reopening of Sequoia.

Occupancy expenses as a percentage of total revenues, excluding the impact in the year ended October 1, 2016 of the reversal of commercial rent tax liabilities in the amount of $945,000 and the correction of an immaterial error related to an overstatement of a rent liability in the amount of $261,000, decreased as compared to the same period of last year as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates (The Rustic Inn in Dania Beach, FL, Shuckers in Jensen Beach, FL and The Oyster House properties in Gulf Shores, Alabama) partially offset by rent increases at our other properties.

Other operating costs and expenses as a percentage of total revenues for fiscal 2017 increased slightly as compared to fiscal 2016 as a result of fixed costs at properties where sales declined.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for fiscal 2017 decreased as compared to the same period of last year primarily as a result of lower headcount, partially offset by transaction costs of approximately $187,000 incurred in connection with the purchase of the Oyster House properties.

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

The Revenue Reconciliation Act of 1993 provides tax credits to us for FICA taxes paid on tip income of restaurant service personnel. The net benefit to us was $831,000 and $854,000 in fiscal 2017 and 2016, respectively.

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. The new tax legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018 as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued SAB 118 which will allow us to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations. We will continue to assess the impact of the recently enacted tax law on our business and our consolidated financial statements.

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions, acquisitions and large remodeling projects. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and smaller remodeling projects of existing restaurants we own.

Net cash provided by operating activities for fiscal 2017 increased to $10,350,000 as compared to $7,613,000 provided by operations in fiscal 2016. This increase was attributable to changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.

Net cash used in investing activities for fiscal 2017 was $14,641,000 and resulted primarily from purchases of fixed assets at existing restaurants, costs associated with the renovation of Sequoia and the cash portion of the purchase of The Oyster House properties in the amount of $3,043,000, partially offset by the net proceeds in the amount of $2,474,000 from the sale of The Rustic Inn in Jupiter, Florida

Net cash used in investing activities for fiscal 2016 was $3,045,000 and resulted primarily from purchases of fixed assets at existing restaurants, an additional $200,000 loan made to Meadowlands Newmark, LLC and the cash portion of the purchase of Shuckers in the amount of $717,000.

Net cash used in financing activities for fiscal 2017 of $1,542,000, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, offset by borrowings under the credit facility.

Net cash used in financing activities for fiscal 2016 of $7,064,000 resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests.

The Company had a working capital deficiency of $16,072,000 at September 30, 2017 as compared to $658,000 at October 1, 2016. Such increase is primarily the result of our purchase of The Oyster House properties in November 2016 and costs associated with the renovation of our Sequoia property in Washington, DC. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months from the filing date. In addition, the Company is in the process of increasing the amounts available under the existing credit facility and refinancing outstanding borrowings over longer repayment periods. Such refinancing is expected to be completed in the second fiscal quarter of 2018.

On January 3, 2017, April 3, 2017, July 5, 2017 and October 4, 2017, the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

Investment in and Receivable from New Meadowlands Racetrack

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR with no change in ownership. In February 2017 the Company funded its proportionate share ($222,000) of a $3,000,000 capital call bringing its total investment to $5,108,000 with no change in ownership.

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

Recoverability of Investment in New Meadowlands Racetrack (“NMR”)

The carrying value of our Investment in Meadowlands Newmark LLC, which has a 63.7% ownership in NMR, is determined using the cost method. In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable, if dividends are declared. We review our Investment in NMR each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on its fair value, such as the defeat of the referendum for casino gaming in Northern New Jersey in November 2016.

As a result, we performed an assessment of the recoverability of our indirect Investment in NMR as of September 30, 2017 which involved critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in Northern New Jersey which is the most heavily weighted assumption and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.

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

Goodwill and Trademarks

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2017, the Company performed a qualitative assessment of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2017. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the applicable vesting period using the straight-line method. Excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities.

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The Company issues new shares upon the exercise of employee stock options.

Recently Adopted and Issued Accounting Standards

See Note 1 of Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2017 and the expected dates of adoption and the anticipated impact on the Consolidated Financial Statements.

Recent Developments

See Note 15 of Notes to Consolidated Financial Statements for a description of recent developments that have occurred subsequent to September 30, 2017.

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

Evaluation of Disclosure Controls and Procedures.

As of September 30, 2017 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2017. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2017 based upon the criteria set forth in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financing reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Ark Restaurants Corp.

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries (the “Company”) as of September 30, 2017 and October 1, 2016, and the related consolidated statements of income, changes in equity and cash flows for each of the years in the two-year period ended September 30, 2017. Ark Restaurants Corp. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ark Restaurants Corp. and Subsidiaries as of September 30, 2017 and October 1, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

December 29, 2017

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	September 30, 2017	October 1, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $363 at September 30, 2017 and $889 at October 1, 2016 related to VIEs)	$1,406	$7,239
Accounts receivable (includes $716 at September 30, 2017 and $429 at October 1, 2016 related to VIEs)	3,353	3,750
Employee receivables	399	453
Inventories (includes $22 at September 30, 2017 and $23 at October 1, 2016 related to VIEs)	1,992	1,892
Prepaid and refundable income taxes (includes $226 at September 30, 2017 and $178 at October 1, 2016 related to VIEs)	945	178
Prepaid expenses and other current assets (includes $63 at September 30, 2017 and $50 at October 1, 2016 related to VIEs)	1,988	2,484
Total current assets	10,083	15,996
FIXED ASSETS - Net (includes $6 at September 30, 2017 and $22 at October 1, 2016 related to VIEs)	45,215	29,546
INTANGIBLE ASSETS - Net	409	526
GOODWILL	9,880	7,895
TRADEMARKS	3,331	1,611
DEFERRED INCOME TAXES	1,491	3,416
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,979	6,701
OTHER ASSETS (includes $71 at September 30, 2017 and October 1, 2016 related to VIEs)	2,679	2,564
TOTAL ASSETS	$80,067	$68,255

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $116 at September 30, 2017 and $114 at October 1, 2016 related to VIEs)	$4,750	$2,876
Accrued expenses and other current liabilities (includes $260 at September 30, 2017 and $238 at October 1, 2016 related to VIEs)	10,176	10,555
Accrued income taxes	—	606
Dividend payable	857	—
Borrowings under credit facility	6,198	—
Current portion of notes payable	4,174	2,617
Total current liabilities	26,155	16,654
OPERATING LEASE DEFERRED CREDIT (includes $51 at September 30, 2017 and $73 at October 1, 2016 related to VIEs)	3,648	3,576
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	7,824	5,321
TOTAL LIABILITIES	37,627	25,551

COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,428 shares at September 30, 2017 and 3,423 shares at October 1, 2016	34	34
Additional paid-in capital	12,639	12,942
Retained earnings	27,771	27,158
Total Ark Restaurants Corp. shareholders’ equity	40,444	40,134
NON-CONTROLLING INTERESTS	1,996	2,570
TOTAL EQUITY	42,440	42,704
TOTAL LIABILITIES AND EQUITY	$80,067	$68,255

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended
	September 30, 2017	October 1, 2016

REVENUES:
Food and beverage sales	$151,196	$148,479
Other revenue	2,681	2,103
Total revenues	153,877	150,582

COSTS AND EXPENSES:
Food and beverage cost of sales	41,597	39,545
Payroll expenses	53,074	50,718
Occupancy expenses	17,100	16,515
Other operating costs and expenses	20,690	19,719
General and administrative expenses	11,504	11,708
Depreciation and amortization	4,541	4,553
Total costs and expenses	148,506	142,758
RESTAURANT OPERATING INCOME	5,371	7,824
Gain on sale of Ark Jupiter RI, LLC	1,637	—
OPERATING INCOME	7,008	7,824
OTHER (INCOME) EXPENSE:
Interest expense	753	416
Interest income	(170)	(180)
Total other (income) expense, net	583	236
INCOME BEFORE PROVISION FOR INCOME TAXES	6,425	7,588
Provision for income taxes	1,668	2,098
CONSOLIDATED NET INCOME	4,757	5,490
Net income attributable to non-controlling interests	(718)	(1,460)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$4,039	$4,030

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$1.18	$1.18
Diluted	$1.14	$1.15

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,424	3,418
Diluted	3,531	3,507

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2017 AND OCTOBER 1, 2016

(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In	Retained		Total Ark Restaurants Corp. Shareholders’	Non-controlling	Total
	Shares	Amount	Capital	Earnings	Treasury Stock	Equity	Interests	Equity

BALANCE - October 3, 2015	4,774	$48	$25,682	$26,548	$(13,220)	$39,058	$2,173	$41,231

Net income	—	—	—	4,030	—	4,030	1,460	5,490
Exercise of stock options	5	—	83	—	—	83	—	83
Tax benefit on exercise of stock options	—	—	11	—	—	11	—	11
Stock-based compensation	—	—	286	—	—	286	—	286
Change in excess tax benefits from stock-based compensation	—	—	86	—	—	86	—	86
Retirement of treasury shares	(1,356)	(14)	(13,206)	—	13,220	—	—	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1,063)	(1,063)
Dividends paid - $1.00 per share	—	—	—	(3,420)	—	(3,420)	—	(3,420)

BALANCE - October 1, 2016	3,423	34	12,942	27,158	—	40,134	2,570	42,704

Net income	—	—	—	4,039	—	4,039	718	4,757
Exercise of stock options	5	—	72	—	—	72	—	72
Tax benefit on exercise of stock options	—	—	14	—	—	14	—	14
Change in excess tax benefits from stock-based compensation	—	—	(389)	—	—	(389)	—	(389)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,292)	(1,292)
Dividends paid and accrued - $1.00 per share	—	—	—	(3,426)	—	(3,426)	—	(3,426)

BALANCE - September 30, 2017	3,428	$34	$12,639	$27,771	$—	$40,444	$1,996	$42,440

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	September 30, 2017	October 1, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$4,757	$5,490
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Loss on closure of restaurants	120	16
Gain on sale of Ark Jupiter RI, LLC	(1,637)	—
Loss on disposal of assets	283	—
Deferred income taxes	1,550	1,134
Stock-based compensation	—	286
Accrued interest on note receivable from NMR	(56)	—
Depreciation and amortization	4,132	4,553
Amortization of deferred financing costs	46	43
Operating lease deferred credit	72	(220)
Changes in operating assets and liabilities:
Accounts receivable	397	(529)
Inventories	193	131
Prepaid, refundable and accrued income taxes	(1,373)	(1,886)
Prepaid expenses and other current assets	546	(191)
Other assets	(175)	(865)
Accounts payable - trade	1,874	(331)
Accrued expenses and other current liabilities	(379)	(18)
Net cash provided by operating activities	10,350	7,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(13,904)	(2,160)
Loans and advances made to employees	(121)	(198)
Payments received on employee receivables	175	230
Proceeds from the sale of Ark Jupiter RI, LLC	2,474	—
Purchase of the Oyster House	(3,043)	—
Additional investment in Meadowlands Newmark LLC	(222)	—
Loan made to Meadowlands Newmark LLC	—	(200)
Purchase of Shuckers	—	(717)
Net cash used in investing activities	(14,641)	(3,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(3,951)	(2,533)
Borrowings under credit facility	6,198	—
Payment of debt financing costs	—	(131)
Dividends paid	(2,569)	(3,420)
Proceeds from issuance of stock upon exercise of stock options	72	83
Distributions to non-controlling interests	(1,292)	(1,063)
Net cash used in financing activities	(1,542)	(7,064)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,833)	(2,496)
CASH AND CASH EQUIVALENTS, Beginning of year	7,239	9,735
CASH AND CASH EQUIVALENTS, End of year	$1,406	$7,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$707	$416
Income taxes	$1,490	$2,850
Non-cash financing activities:
Note payable in connection with the purchase of the Oyster House	$8,000	$—
Change in excess tax benefits from stock-based compensation	$(389)	$86
Accrued dividend	$857	$—
Note payable in connection with the purchase of Shuckers	$—	$5,000
Retirement of 1,356 treasury shares	$—	$13,220

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 30, 2017, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

The Company operates five restaurants in New York City, two in Washington, D.C., five in Las Vegas, Nevada, three in Atlantic City, New Jersey, one in Boston, Massachusetts, two in Florida and two on the gulf coast of Alabama. The Las Vegas operations include four restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and six food court concepts and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant and a bar in the Resorts Atlantic City Hotel and Casino and a restaurant and bar at the Tropicana Hotel and Casino. The operation at the Foxwoods Resort Casino consists of one fast food concept. In Boston, Massachusetts, the Company operates a restaurant in the Faneuil Hall Marketplace. The Florida operations include the Rustic Inn in Dania Beach, Florida and Shuckers in Jensen Beach, Florida and the operation of five fast food facilities in Tampa, Florida and seven fast food facilities in Hollywood, Florida, each at a Hard Rock Hotel and Casino. In Alabama, the Company operates two Original Oyster Houses, one in Gulf Shores, Alabama and one in Spanish Fort, Alabama.

Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.

The Company had a working capital deficiency of $16,072,000 at September 30, 2017 primarily as a result of our purchase of The Oyster House properties in November 2016 and costs associated with the renovation of our Sequoia property in Washington, DC. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through December 31, 2018. In addition, the Company is in the process of increasing the amounts available under its existing credit facility and refinancing outstanding borrowings over longer repayment periods. Such refinancing is expected to be completed in 2018.

Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 30, 2017 and October 1, 2016 included 52 weeks.

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

Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair values of notes receivable and payable are determined using current applicable rates for similar instruments as of the balance sheet date and approximate the carrying value of such debt instruments.

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

As of September 30, 2017 the Company had accounts receivable balances due from two hotel operators totaling 39% of total accounts receivable. As of October 1, 2016, the Company had accounts receivable balances due from two hotel operators totaling 51% of total accounts receivable.

For the year ended September 30, 2017 the Company made purchases from one vendor that accounted for 10% of total purchases. For the year ended October 1, 2016, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases.

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

Long-lived Assets — Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. See Notes 4 and 10 for information regarding impairment charges for the year ended September 30, 2017. No impairment charges were necessary for the year ended October 1, 2016.

Goodwill and Trademarks — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2017 and October 1, 2016, the Company performed qualitative assessments of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 30, 2017 and October 1, 2016. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

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

Reclassification — Certain reclassifications have been made to the prior year’s financial statements to enhance comparability with the current year’s presentation of prepaid and refundable income taxes, as well as other income. As a result, comparative figures have been adjusted to conform to the current year’s presentation.

Revenue Recognition — Company-owned restaurant sales are comprised almost entirely of food and beverage sales. The Company records revenue at the time of the purchase of products by customers. Included in Other Revenues are purchase service fees which represent commissions earned by a subsidiary of the Company for providing purchasing services to other restaurant groups, as well as license fees, property management fees and other rentals.

The Company offers customers the opportunity to purchase gift certificates. At the time of purchase by the customer, the Company records a gift certificate liability for the face value of the certificate purchased. The Company recognizes the revenue and reduces the gift certificate liability when the certificate is redeemed. The Company does not reduce its recorded liability for potential non-use of purchased gift cards. As of September 30, 2017 and October 1, 2016, the total liability for gift cards in the amounts of $158,106 and $161,487, respectively, are included in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheets.

Additionally, the Company presents sales tax on a net basis in its consolidated financial statements.

Occupancy Expenses — Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.

Defined Contribution Plan — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended September 30, 2017 and October 1, 2016, the Company did not make any contributions to the Plan.

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

Income Per Share of Common Stock — Basic net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period. Diluted net income per share reflects the additional dilutive effect of potentially dilutive shares (principally those arising from the assumed exercise of stock options). The dilutive effect of stock options is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, if the average market price of a share of common stock increases above the option’s exercise price, the proceeds that would be assumed to be realized from the exercise of the option would be used to acquire outstanding shares of common stock. The dilutive effect of awards is directly correlated with the fair value of the shares of common stock.

Stock-based Compensation — The Company measures stock-based compensation cost at the grant date based on the fair value of the award and recognizes it as expense over the applicable vesting period using the straight-line method. Upon exercise of options, excess income tax benefits related to share-based compensation expense that must be recognized directly in equity are considered financing rather than operating cash flow activities. The

Company did not grant any options during the fiscal years 2017 and 2016. The Company issues new shares upon the exercise of employee stock options.

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk free interest rate.

Recently Adopted Accounting Standards — In June 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance which clarifies the recognition of stock-based compensation over the required service period, if it is probable that the performance condition will be achieved. This guidance was effective for the Company’s fiscal year ended September 30, 2017 and did not have an impact on the Company’s consolidated financial condition or results of operations.

In January 2015, the FASB issued guidance simplifying the income statement presentation by eliminating the concept of extraordinary items. Extraordinary items are events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. The amendments were effective for the Company’s fiscal year ended September 30, 2017 and did not have an impact on the Company’s consolidated financial condition or results of operations.

In February 2015, the FASB amended the consolidation standards for reporting entities that are required to evaluate whether they should consolidate certain legal entities. Under the new guidance, all legal entities are subject to reevaluation under the revised consolidation model. Specifically, the guidance (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (ii) eliminates the presumption that a general partner should consolidate a limited partnership; (iii) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act for registered money market funds. The amendments were effective for the Company’s fiscal year ended September 30, 2017 and did not have an impact on the Company’s consolidated financial condition or results of operations.

New Accounting Standards Not Yet Adopted — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for the Company in the first quarter of fiscal 2019, which is when we plan to adopt these provisions. This update permits the use of either the retrospective or cumulative effect transition method, however we have not yet selected a transition method. Upon initial evaluation, we do not believe this guidance will impact our recognition of revenue from company-owned restaurants, which is our primary source of revenue. We are continuing to evaluate the effect this guidance will have on other, less significant revenue sources, including catering revenues.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The guidance requires an entity to measure inventory at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, rather than the lower of cost or market in the previous guidance. This amendment applies to inventory that is measured using first-in, first-out (FIFO). This amendment is effective for the Company in the first quarter of fiscal 2018. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial condition or results of operations.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance will require equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update will also simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This guidance also changes the presentation and disclosure requirements for financial instruments as well as clarifying the guidance related to valuation allowance assessments when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The amendments in this guidance are effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted for financial statements of fiscal years and interim periods that have not been issued. The Company is currently assessing the potential impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for the Company in the first quarter of fiscal 2020, which is when we plan to adopt these provisions. We plan to elect the available practical expedients on adoption and we expect our balance sheet presentation to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities for operating leases. We are continuing to evaluate the effect this guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for financial statements issued for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. The Company does not expect the adoption of this this guidance to have a material impact on its consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2019 using a retrospective approach. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory. The amendments in this guidance address the income tax consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This update is effective for us in the first quarter of fiscal 2019, which is when we plan to adopt these provisions using a modified retrospective approach. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation: Interests Held through Related Parties That Are Under Common Control. The amendments in this guidance change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The amendments in this update are effective for financial statements issued for annual and interim periods beginning after December 15, 2016, which will require us to adopt these provisions in the first quarter of fiscal 2018. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. This update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This update will be effective for the Company in the first quarter of 2019. The Company is currently evaluating the potential impact adoption of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. The Company is currently evaluating the potential impact adoption of this guidance on its consolidated financial statements.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	September 30, 2017	October 1, 2016
	(in thousands)

Cash and cash equivalents	$363	$889
Accounts receivable	716	429
Inventories	22	23
Prepaid and refundable income taxes	226	178
Prepaid expenses and other current assets	63	50
Due from Ark Restaurants Corp. and affiliates (1)	185	—
Fixed assets - net	6	22
Other assets	71	71
Total assets	$1,652	$1,662

Accounts payable - trade	$116	$114
Accrued expenses and other current liabilities	260	238
Due to Ark Restaurants Corp. and affiliates (1)	—	173
Operating lease deferred credit	51	73
Total liabilities	427	598
Equity of variable interest entities	1,225	1,064
Total liabilities and equity	$1,652	$1,662

(1)	Amounts due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

On November 30, 2016, the Company, through newly formed, wholly-owned subsidiaries, acquired the assets of the Original Oyster House, Inc., a restaurant and bar located in the City of Gulf Shores, Baldwin County, Alabama and the related real estate and an adjacent retail shopping plaza and the Original Oyster House II, Inc., a restaurant and bar located in the City of Spanish Fort, Baldwin County, Alabama and the related real estate. The total purchase price was for $10,750,000 plus inventory of approximately $293,000. The acquisition is accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $8,000,000 and cash from operations. The fair values of the assets acquired, none of which are amortizable, were allocated as follows (amounts in thousands):

Inventory	$293
Land and buildings	6,650
Furniture, fixtures and equipment	395
Trademarks	1,720
Goodwill	1,985

$11,043

The Consolidated Statement of Income for the year ended September 30, 2017 includes revenues and income of approximately $5,322,000 and $11,804,000 and $684,000 and $1,243,000, respectively, related to the Shuckers and Oyster House properties. The years ended September 30, 2017 and October 1, 2016 include revenues and income (loss) of approximately $4,409,000 and ($2,759,000) and $10,078,000 and $1,156,000, respectively, related to Sequoia which was closed from January 4, 2017 through June 23, 2017. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income for the years ended September 30, 2017 and October 1, 2016 and includes the results of operations for Shuckers and the Oyster House properties for the periods prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Shuckers and the Oyster House properties occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	Year Ended
	September 30, 2017	October 1, 2016
	(unaudited)	(unaudited)

Total revenues	$155,690	$164,402
Net income	$4,246	$6,643
Net income per share - basic	$1.24	$1.94
Net income per share - diluted	$1.20	$1.89

Basic	3,424	3,418
Diluted	3,531	3,507

4.	RECENT RESTAURANT DISPOSITIONS

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

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operated its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately Five Million Two Hundred Thousand Dollars ($5,200,000). Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000). In connection with the sale, Ark Jupiter and 1065 A1A, LLC entered into a temporary lease and sub-lease arrangement which expired on July 18, 2017. The Company vacated the space in June 2017. In connection with these transactions the Company recognized a gain in the amount of $1,637,000 during the year ended September 30, 2017.

The Company transferred its lease and the related assets of Canyon Road located in New York, NY to a former employee. In connection with this transfer, the Company recognized an impairment loss included in depreciation and amortization expense in the amount of $75,000 for the year ended September 30, 2017.

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

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $9,000 and $164,000 at September 30, 2017 and October 1, 2016, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,871,144 and $1,814,659, are included in Investment In and Receivable From New Meadowlands Racetrack in the Consolidated Balance Sheets at September 30, 2017 and October 1, 2016, respectively.

In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable, if dividends are declared. We review our Investment in NMR each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on its fair value, such as the defeat of the referendum for casino gaming in Northern New Jersey in November 2016. State law prohibits the issue from being put on the ballot before voters for the following two years. As a result, we performed an assessment of the recoverability of our indirect Investment in NMR as of September 30, 2017 and October 1, 2016, which included estimates requiring significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in Northern NJ which is the most heavily weighted assumption and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.

In performing this assessment, we estimated the fair value of our Investment in NMR using our best estimate of these assumptions which we believe would be consistent with what a hypothetical marketplace participant would use. The variability of these factors depends on a number of conditions, including uncertainty about future events and our inability as a minority shareholder to control certain outcomes and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As a result of the above, no impairment was deemed necessary as of September 30, 2017 and October 1, 2016.

6.	FIXED ASSETS

Fixed assets consist of the following:

	September 30, 2017	October 1, 2016
	(In thousands)

Land and building	$17,164	$9,002
Leasehold improvements	50,127	43,402
Furniture, fixtures and equipment	35,978	36,062
Construction in progress	980	482
	104,249	88,948
Less: accumulated depreciation and amortization	59,034	59,402

	$45,215	$29,546

Depreciation and amortization expense related to fixed assets for the years ended September 30, 2017 and October 1, 2016 was $4,096,000 and $4,490,000, respectively.

Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. Included in 2017 are impairment charges of $75,000 related to Canyon Road (see Note 4), $45,000 related to Branches, which is included in other operating costs and expenses, and $283,000 related to Sequoia (see Note 10).

7.	INTANGIBLE ASSETS, GOODWILL AND TRADEMARKS

Intangible assets consist of the following:

	September 30, 2017	October 1, 2016
	(In thousands)

Purchased leasehold rights (a)	$2,395	$2,737
Noncompete agreements and other	253	303
	2,648	3,040

Less accumulated amortization	2,239	2,514

Total intangible assets	$409	$526

(a)	Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.

Amortization expense related to intangible assets for the years ended September 30, 2017 and October 1, 2016 was $42,000 and $63,000, respectively. Amortization expense for each of the next five years is expected to be $38,000.

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

The changes in the carrying amount of goodwill and trademarks for the years ended September 30, 2017 and October 1, 2016 are as follows:

	Goodwill	Trademarks
	(In thousands)

Balance as of October 3, 2015	$6,813	$1,221
Acquired during the year	1,082	390
Impairment losses	-	-
Balance as of October 1, 2016	7,895	1,611
Acquired during the year	1,985	1,720
Impairment losses	-	-
Balance as of September 30, 2017	$9,880	$3,331

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30, 2017	October 1, 2016
	(In thousands)

Sales tax payable	$813	$942
Accrued wages and payroll related costs	2,475	2,495
Customer advance deposits	4,186	4,077
Accrued occupancy and other operating expenses	2,702	3,041

	$10,176	$10,555

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

9.	NOTES PAYABLE – BANK

Long-term debt consists of the following:

	September 30, 2017	October 1, 2016
	(In thousands)

Promissory Note - Rustic Inn purchase	$2,290	$3,907
Promissory Note - Shuckers purchase	3,083	4,084
Promissory Note - Oyster House purchase	6,667	—
	12,040	7,991
Less: Current maturities	(4,174)	(2,617)
Less: Unamortized deferred financing costs	(42)	(53)

Long-term debt	$7,824	$5,321

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

Also on October 22, 2015, the Company also entered into a credit agreement (the “Revolving Facility”) with BHBM which, as amended, expires on October 21, 2019 and provides for total availability of the lesser of (i) $10,000,000 and (ii) $20,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are evidenced by a promissory note (the “Revolving Note”) in favor of BHBM and will be payable over five years with interest at an annual rate equal to LIBOR plus 3.5% per year.

On November 30, 2016, in connection with the acquisition of The Oyster House properties, the Company issued a promissory note under the Revolving Facility to BHBM for $8,000,000. The note bears interest at LIBOR plus 3.5% per annum, and is payable in 60 equal monthly installments of $133,273, commencing on January 1, 2017.

During the year ended September 30, 2017, the Company borrowed $6,198,000 under the Revolving Facility to finance a portion of the renovation of its Sequoia property. As of September 30, 2017, such borrowings had a weighted average interest rate of 4.7%.

Deferred financing costs incurred in connection with the Revolving Facility in the amount of $130,585 are being amortized over the life of the agreements on a straight-line basis and included in interest expense. Amortization expense of $46,000 and $43,000 is included in interest expense for the years ended September 30, 2017 and October 1, 2016, respectively.

Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Revolving Facility as of September 30, 2017 except for the fixed charge coverage ratio covenant. On December 21, 2017, we were issued a waiver for this covenant as of September 30, 2017.

As of September 30, 2017, the aggregate amounts of notes payable maturities are as follows:

2018	$4,216
2019	3,273
2020	2,599
2021	1,682
2022	270
$12,040

10.	COMMITMENTS AND CONTINGENCIES

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

As of September 30, 2017, future minimum lease payments under noncancelable leases are as follows:

Amount
Fiscal Year	(In thousands)

2018	$9,720
2019	9,004
2020	8,118
2021	7,149
2022	6,649
Thereafter	34,439

Total minimum payments	$75,079

In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of approximately $388,000 as security deposits under such leases.

Rent expense was approximately $13,547,000 and $13,791,000 for the fiscal years ended September 30, 2017 and October 1, 2016, respectively. Contingent rentals, included in rent expense, were approximately $4,420,000 and $4,382,000 for the fiscal years ended September 30, 2017 and October 1, 2016, respectively.

On January 12, 2016, the Company entered into an Amended and Restated Lease for its Sequoia property in Washington D.C. extending the lease for 15 years through November 30, 2032 with one additional five-year option. Annual rent under the new lease is approximately $1,200,000 increasing annually through expiration. Under the terms of the agreement, the property was closed January 1, 2017 for renovation and reconcepting which cost approximately $11,000,000. In connection with this closure, the Company recognized an impairment loss related to fixed asset disposals in the amount of $283,000, which is included in depreciation and amortization expense for the year ended September 30, 2017. The restaurant re-opened in June 2017.

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

Share Repurchase Plan — On July 5, 2016, the Board of Directors authorized a share repurchase program authorizing management to purchase up to 500,000 shares of the Company’s common stock during the next twelve months. Any repurchase under the program will be effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 “Purchases of Certain Equity Securities by the Issuer and Others”, funded using the Company’s working capital and be based on management’s evaluation of market conditions and other factors. No repurchases were made during the years ended September 30, 2017 and October 1, 2016.

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

During the year ended September 30, 2017, options to purchase 90,000 shares of common stock at an exercise price of $32.15 per share expired unexercised.

No options were granted during the years ended September 30, 2017 and October 1, 2016. The following table summarizes stock option activity under all plans:

	2017				2016
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, beginning of year	518,608	$20.33	5.1 Years		523,800	$20.29
Options:
Granted	—				—
Exercised	(6,808)	$17.15			(5,192)	$16.26
Canceled or expired	(90,000)	$32.15			—
Outstanding and expected to vest, end of year	421,800	$17.86	5.2 Years	$2,745,156	518,608	$20.33	$1,979,232
Exercisable, end of year	421,800	$17.86	5.2 Years	$2,745,156	518,608	$20.33	$1,979,232
Weighted average remaining contractual life	5.2 Years				5.1 Years

Shares available for future grant	500,000				500,000

Compensation cost charged to operations for the fiscal years ended September 30, 2017 and October 1, 2016 for share-based compensation programs was approximately $0 and $286,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Statements of Income. As of September 30, 2017, there was no unrecognized compensation cost related to unvested stock options.

The following table summarizes information about stock options outstanding as of September 30, 2017:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)

$12.04	66,000	$12.04	1.6
$14.40	156,300	$14.40	4.7
$22.50	199,500	$22.50	6.7

	421,800	$20.33	5.2

12.	INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended
	September 30, 2017	October 1, 2016
	(In thousands)

Current provision (benefit):
Federal	$(144)	$778
State and local	287	192
	143	970
Deferred provision (benefit):
Federal	1,391	915
State and local	134	213
	1,525	1,128

	$1,668	$2,098

The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	September 30, 2017	October 1, 2016
	(In thousands)

Provision at Federal statutory rate (34% in 2017 and 2016)	$2,185	$2,580
State and local income taxes, net of tax benefits	255	326
Tax credits	(632)	(611)
Income attributable to non-controlling interest	(244)	(501)
Changes in tax rates	8	9
Other	96	295

	$1,668	$2,098
F-21

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2017	October 1, 2016
	(In thousands)

Long-term deferred tax assets (liabilities):
State net operating loss carryforwards	$3,210	$3,179
Operating lease deferred credits	826	772
Depreciation and amortization	(2,160)	(256)
Deferred compensation	580	986
Partnership investments	(291)	(709)
Prepaid expenses	(419)	(444)
Other	99	230
Total long-term deferred tax assets	1,845	3,758
Valuation allowance	(354)	(342)
Total net deferred tax assets	$1,491	$3,416

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecasts of future earnings and the duration of statutory carryforward periods. The Company recorded a valuation allowance of $354,000 and $342,000 as of September 30, 2017 and October 1, 2016, respectively, attributable to state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis. During fiscal 2017, the Company’s valuation allowance increased by approximately $12,000 as the Company determined that certain state net operating losses became unrealizable on a more-likely-than-not basis.

As of September 30, 2017, the Company has New York State net operating losses of approximately $20,030,000 and New York City net operating loss carryforwards of approximately $18,455,000 that expire through fiscal 2037.

During fiscal 2017, certain equity compensation awards expired unexercised. As such, the Company reversed the related deferred tax asset in the amount of approximately $400,000 as a charge to Additional Paid-in Capital as there was a sufficient pool of windfall tax benefit available. During fiscal 2016, the Company recorded a credit to Additional Paid-in Capital of $11,000 related to equity compensation.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	September 30,	October 1,
	2017	2016
	(In thousands)

Balance at beginning of year	$366	$307

Additions based on tax positions taken in current and prior years	15	105
Settlements	(134)	(46)
Decreases based on tax postions taken in prior years	(96)	—

Balance at end of year	$151	$366
F-22

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of September 30, 2017, the Company accrued approximately $127,000 of interest and penalties. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. Inherent uncertainties exist in estimates of tax contingencies due to changes in tax law, both legislated and concluded through the various jurisdictions’ tax court systems.

The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2014 through 2017 fiscal years remain subject to examination by the Internal Revenue Service most state and local tax authorities.

13.	INCOME PER SHARE OF COMMON STOCK

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended September 30, 2017 and October 1, 2016 follows:

	Net Income Attributable to Ark Restaurants Corp. (Numerator)	Shares (Denominator)	Per Share Amount
	(In thousands, except per share amounts)

Year ended September 30, 2017
Basic EPS	$4,039	3,424	$1.18
Stock options	—	107	(0.04)

Diluted EPS	$4,039	$3,531	$1.14

Year ended October 1, 2016
Basic EPS	$4,030	3,418	$1.18
Stock options	—	89	(0.03)

Diluted EPS	$4,030	3,507	$1.15

For the year ended September 30, 2017, options to purchase 66,000 shares of common stock at a price of $12.04, options to purchase 156,300 shares of common stock at a price of $14.40 and options to purchase 199,500 shares of common stock at a price of $22.50 per were included in diluted earnings per share.

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

F-23

14.	RELATED PARTY TRANSACTIONS

Employee receivables totaled approximately $399,000 and $453,000 at September 30, 2017 and October 1, 2016, respectively. Such amounts consist of loans that are payable on demand and bear interest at the minimum statutory rate (1.29% at September 30, 2017 and 0.66% at October 1, 2016).

15.	SUBSEQUENT EVENTS

On December 5, 2017, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 3, 2018 to shareholders of record at the close of business on December 19, 2017.

On December 12, 2017, the Company amended its Revolving Facility to increase the total availability to be the lesser of (i) $12,000,000 and (ii) $22,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM.

On December 22, 2017, the Tax Cuts and Jobs Acts (the “Act”) was enacted into law. The new legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018, as well as a variety of other changes including limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. The Company is assessing the impact of the enacted tax law on its business and its consolidated financial statements and expects to record a discrete tax benefit related to the remeasurement of its deferred tax assets and liabilities for the reduced federal tax rates during the three-month period ending December 31, 2017.

******

F-24

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: December 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Weinstein	Chairman of the Board	December 29, 2017
(Michael Weinstein)	and Chief Executive Officer

/s/ Vincent Pascal	Senior Vice President	December 29, 2017
(Vincent Pascal)	and Director

/s/ Robert Stewart	President, Chief Financial Officer	December 29, 2017
(Robert Stewart)	and Director (Principal Financial and Accounting Officer)

/s/ Marcia Allen	Director	December 29, 2017
(Marcia Allen)

/s/ Steven Shulman	Director	December 29, 2017
(Steven Shulman)

/s/ Paul Gordon	Senior Vice President	December 29, 2017
(Paul Gordon)	and Director

/s/Bruce R. Lewin	Director	December 29, 2017
(Bruce R. Lewin)

/s/ Arthur Stainman	Director	December 29, 2017
(Arthur Stainman)

/s/ Stephen Novick	Director	December 29, 2017
(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on May 14, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004

10.4	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

10.5	Securities Purchase Agreement, by and between the Registrant and Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.6	Promissory Note, in the principal amount of $2,125,000, issued by the Company to Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.7	Promissory Note made by the Registrant to Bank Hapoalim B.M., issued as of February 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013.

10.8	Asset Purchase Agreement dated as of November 22, 2013 by and between W and O, Inc. and Ark Rustic Inn LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2013.

10.9	Amended and Restated Promissory Note made by the Company to Bank Hapoalim B.M., issued as of February 24, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.10	Term or Installment Loan Rider to Promissory Note to Bank Hapoalim B.M, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.11	Commercial Contract Agreement and Rider to Commercial Contract Agreement both dated as of August 10, 2015 by and between Ark Shuckers Real Estate LLC and D.C. Holding Company, Inc., incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.12	Restaurant Asset Purchase Agreement dated as of August 10, 2015 by and between Ark Shuckers LLC and Ocean Enterprises, Inc. incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.13	Management Purchase Agreement dated as of August 10, 2015 by and between Ark Island Beach Resort LLC and Island Beach Resort, Inc. incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.14	Credit Agreement (Term Facility) between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.15	Term Promissory Note issued by the Company in favor of Bank Hapoalim B.M. on October 21, 2015 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.16	Credit Agreement (Revolving Facility) and Form of Revolving Promissory Note between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.7 and 10.8 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.17	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Gulf Shores Real Estate, LLC, Ark Oyster House Gulf Shores I, LLC, Original Oyster House, Inc. and Premium Properties, Inc. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.18	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Oyster House Causeway II, LLC, Ark Causeway Real Estate, LLC, Original Oyster House II, Inc. and Gumbo Properties, L.L.C. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.19	ROFR Purchase and Sale Agreement dated as of October 13, 2016 by and between SCFRC-HWG, LLC and Ark Jupiter RI, LLC incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.20	Purchase and Sale Agreement between Ark Jupiter RI, LLC and 1065 A1A, LLC, incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.21	Second Amendment to Credit Agreement (Revolving Facility) dated as of November 30, 2016, by and between Ark Restaurant Corp. and Bank Hapoalim B.M incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.22	Mortgage and Security Agreement (Alabama) dated as of November 30, 2016, by and between Ark Gulf Shores Real Estate LLC and Ark Causeway Real Estate LLC and Bank Hapoalim B.M incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32	Section 1350 Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.