Form 10-Q
period 2017-12-30
ARK RESTAURANTS CORP
filed 2018-02-13
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at February 8, 2018
(Common stock, $.01 par value)	3,436,681

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

We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area. In addition to the items specifically discussed above, our business, results of operations and financial position and your investment in our common stock are subject to the risks and uncertainties described in “Item 1A Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (“Form 10-K”) as may be updated by the information contained under the caption “Item 1A. Risk Factors” in Part II of this Quarterly Report on Form 10-Q.

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q, and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable; any or all of the forward-looking statements may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K and Schedule 14A.

Unless the context requires otherwise, references to “we,” “us,” “our,” “ARKR” and the “Company” refer specifically to Ark Restaurants Corp., and its subsidiaries, partnerships, variable interest entities and predecessor entities.

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	December 30, 2017	September 30, 2017
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $153 at December 30, 2017 and $363 at September 30, 2017 related to VIEs)	$153	$1,406
Accounts receivable (includes $344 at December 30, 2017 and $367 at September 30, 2017 related to VIEs)	3,369	3,353
Employee receivables	374	399
Inventories (includes $27 at December 30, 2017 and $22 at September 30, 2017 related to VIEs)	2,028	1,992
Prepaid and refundable income taxes (includes $228 at December 30, 2017 and $226 at September 30, 2017 related to VIEs)	833	945
Prepaid expenses and other current assets (includes $57 at December 30, 2017 and $63 at September 30, 2017 related to VIEs)	1,800	1,988
Total current assets	8,557	10,083
FIXED ASSETS - Net (includes $2 at December 30, 2017 and $6 at September 30, 2017 related to VIEs)	46,477	45,215
INTANGIBLE ASSETS - Net	385	409
GOODWILL	9,880	9,880
TRADEMARKS	3,331	3,331
DEFERRED INCOME TAXES	2,694	1,491
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,993	6,979
OTHER ASSETS (includes $71 at December 30, 2017 and September 30, 2017 related to VIEs)	2,679	2,679
TOTAL ASSETS	$80,996	$80,067

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $53 at December 30, 2017 and $116 at September 30, 2017 related to VIEs)	$5,041	$4,750
Accrued expenses and other current liabilities (includes $310 at December 30, 2017 and $260 at September 30, 2017 related to VIEs)	9,035	10,176
Dividend payable	-	857
Borrowings under credit facility	8,498	6,198
Current portion of notes payable	4,180	4,174
Total current liabilities	26,754	26,155
OPERATING LEASE DEFERRED CREDIT (includes $42 at December 30, 2017 and $51 at September 30, 2017 related to VIEs)	3,570	3,648
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	7,473	7,824
TOTAL LIABILITIES	37,797	37,627

COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,436 shares at December 30, 2017 and 3,428 shares at September 30, 2017	34	34
Additional paid-in capital	12,799	12,639
Retained earnings	28,539	27,771
Total Ark Restaurants Corp. shareholders’ equity	41,372	40,444
NON-CONTROLLING INTERESTS	1,827	1,996
TOTAL EQUITY	43,199	42,440
TOTAL LIABILITIES AND EQUITY	$80,996	$80,067

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

FOR THE 13 WEEKS ENDED DECEMBER 30, 2017 AND DECEMBER 31, 2016

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 30, 2017	December 31, 2016

REVENUES:
Food and beverage sales	$38,617	$37,953
Other revenue	735	467
Total revenues	39,352	38,420
COSTS AND EXPENSES:
Food and beverage cost of sales	10,230	9,750
Payroll expenses	13,710	12,956
Occupancy expenses	5,031	4,732
Other operating costs and expenses	5,117	4,866
General and administrative expenses	3,079	3,300
Depreciation and amortization	1,303	1,483
Total costs and expenses	38,470	37,087
RESTAURANT OPERATING INCOME	882	1,333
Gain on sale of Ark Jupiter RI, LLC	-	1,637
OPERATING INCOME	882	2,970
OTHER (INCOME) EXPENSE:
Interest expense	233	101
Interest income	(14)	(96)
Total other (income) expense, net	219	5
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	663	2,965
Provision (benefit) for income taxes	(1,078)	880
CONSOLIDATED NET INCOME	1,741	2,085
Net income attributable to non-controlling interests	(114)	(351)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$1,627	$1,734
NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.47	$0.51
Diluted	$0.46	$0.49
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,432	3,423
Diluted	3,549	3,507

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

FOR THE 13 WEEKS ENDED DECEMBER 30, 2017 AND DECEMBER 31, 2016

(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In	Retained	Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interests	Equity

BALANCE - October 1, 2016	3,423	$34	$12,942	$27,158	$40,134	$2,570	$42,704

Net income	-	-	-	1,734	1,734	351	2,085
Change in excess tax benefits from stock-based compensation	-	-	(397)	-	(397)	-	(397)
Distributions to non-controlling interests	-	-	-	-	-	(622)	(622)
Dividends paid - $0.25 per share	-	-	-	(856)	(856)	-	(856)

BALANCE - December 31, 2016	3,423	$34	$12,545	$28,036	$40,615	$2,299	$42,914

BALANCE - September 30, 2017	3,428	$34	$12,639	$27,771	$40,444	$1,996	$42,440

Net income	-	-	-	1,627	1,627	114	1,741
Exercise of stock options	8	-	148	-	148	-	148
Tax benefit on exercise of stock options	-	-	12	-	12	-	12
Distributions to non-controlling interests	-	-	-	-	-	(283)	(283)
Dividends paid - $0.25 per share	-	-	-	(859)	(859)	-	(859)

BALANCE - December 30, 2017	3,436	$34	$12,799	$28,539	$41,372	$1,827	$43,199

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE 13 WEEKS ENDED DECEMBER 30, 2016 AND DECEMBER 31, 2016

(In Thousands)

	13 Weeks Ended
	December 30, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,741	$2,085
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of Ark Jupiter RI, LLC	-	(1,637)
Deferred income taxes	(1,191)	(13)
Accrued interest on note receivable from NMR	(14)	-
Depreciation and amortization	1,303	1,483
Amortization of deferred financing costs	6	11
Operating lease deferred credit	(78)	(52)
Changes in operating assets and liabilities:
Accounts receivable	(16)	18
Inventories	(36)	24
Prepaid, refundable and accrued income taxes	112	855
Prepaid expenses and other current assets	188	470
Other assets	-	29
Accounts payable - trade	291	587
Accrued expenses and other current liabilities	(1,141)	(2,036)
Net cash provided by operating activities	1,165	1,824
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,541)	(1,716)
Loans and advances made to employees	(25)	(20)
Payments received on employee receivables	50	45
Proceeds from the sale of Ark Jupiter RI, LLC	-	2,474
Purchase of the Oyster House	-	(3,043)
Net cash used in investing activities	(2,516)	(2,260)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(351)	(663)
Borrowings under credit facility	2,300	-
Dividends paid	(1,716)	(856)
Proceeds from issuance of stock upon exercise of stock options	148	-
Distributions to non-controlling interests	(283)	(622)
Net cash provided by (used in) financing activities	98	(2,141)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,253)	(2,577)
CASH AND CASH EQUIVALENTS, Beginning of period	1,406	7,239
CASH AND CASH EQUIVALENTS, End of period	$153	$4,662
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$227	$101
Income taxes	$2	$37
Non-cash financing activities:
Note payable in connection with the purchase of the Oyster House	$-	$8,000
Change in excess tax benefits from stock-based compensation	$12	$(397)

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 30, 2017

(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of September 30, 2017, which has been derived from audited financial statements included in the Company’s annual report on Form 10-K for the year ended September 30, 2017 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Article 10 of Regulation S-X. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

The Company had a working capital deficiency of $18,197,000 at December 30, 2017 primarily as a result of our purchase of The Oyster House properties in November 2016 and costs associated with the renovation of our Sequoia property in Washington, DC. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through February 13, 2019. In addition, the Company is in the process of negotiating an increase in the amounts available under its existing credit facility and refinancing outstanding borrowings over longer repayment periods. Such refinancing is expected to be completed in Q2 2018.

USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended December 30, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 29, 2018.

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

RECLASSIFICATIONS — Certain reclassifications have been made to the prior year’s financial statements to enhance comparability with the current year’s presentation of other income. As a result, comparative figures have been adjusted to conform to the current year’s presentation.

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

As of December 30, 2017 and September 30, 2017, the Company had accounts receivable balances due from two hotel operators totaling 48% and 39%, respectively, of total accounts receivable.

For the 13-week period ended December 30, 2017 the Company made purchases from one vendor that accounted for 10% of total purchases. For the 13-week period December 31, 2016, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases.

SEGMENT REPORTING — As of December 30, 2017, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for the Company in the first quarter of fiscal 2019, which is when we plan to adopt these provisions. This update permits the use of either the retrospective or cumulative effect transition method, however we have not yet selected a transition method. Upon initial evaluation, we do not believe this guidance will impact our recognition of revenue from company-owned restaurants, which is our primary source of revenue. We are continuing to evaluate the effect this guidance will have on other, less significant revenue sources, including catering revenues. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may, in conjunction with the completion of the Company’s overall assessment of the new guidance, impact the Company’s current conclusions.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for the Company in the first quarter of fiscal 2020, which is when we plan to adopt these provisions. We plan to elect the available practical expedients on adoption and we expect our balance sheet presentation to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities for operating leases. We are continuing to evaluate the effect this guidance will have on our Consolidated Condensed Financial Statements and related disclosures.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	December 30, 2017	September 30, 2017
	(in thousands)

Cash and cash equivalents	$153	$363
Accounts receivable	344	367
Inventories	27	22
Prepaid and refundable income taxes	228	226
Prepaid expenses and other current assets	57	63
Due from Ark Restaurants Corp. and affiliates (1)	628	534
Fixed assets - net	2	6
Other assets	71	71
Total assets	$1,510	$1,652

Accounts payable - trade	$53	$116
Accrued expenses and other current liabilities	310	260
Operating lease deferred credit	42	51
Total liabilities	405	427
Equity of variable interest entities	1,105	1,225
Total liabilities and equity	$1,510	$1,652

(1)	Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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
$11,043

The Consolidated Condensed Statements of Income for the 13-weeks ended December 30, 2017 include revenues and losses of approximately $2,388,000 and ($125,000), respectively, related to the Oyster House properties. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Income for the 13-weeks ended December 31, 2016 and includes the results of operations for the Oyster House properties for the period prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of the Oyster House properties occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

13 Weeks Ended
December 31, 2016
(unaudited)

Total revenues	$40,233
Net income	$1,941
Net income per share - basic	$0.57
Net income per share - diluted	$0.55

Basic	3,423
Diluted	3,507

4.	RECENT RESTAURANT DISPOSITIONS

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

In conjunction with this investment, the Company, through a 98% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At December 30, 2017, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $5,000 and $9,000 at December 30, 2017 and September 30, 2017, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,885,000 and $1,871,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the Consolidated Balance Sheets at December 30, 2017 and September 30, 2017, respectively.

In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable, if dividends are declared. We review our Investment in NMR each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on its fair value, such as the defeat of the referendum for casino gaming in Northern New Jersey in November 2016. State law prohibits the issue from being put on the ballot before voters for the following two years. As a result, we performed an assessment of the recoverability of our indirect Investment in NMR as of September 30, 2017 which included estimates requiring significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in Northern NJ which is the most heavily weighted assumption and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.

In performing this assessment, we estimated the fair value of our Investment in NMR using our best estimate of these assumptions which we believe would be consistent with what a hypothetical marketplace participant would use. The variability of these factors depends on a number of conditions, including uncertainty about future events and our inability as a minority shareholder to control certain outcomes and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. As a result of the above, no impairment was deemed necessary as of December 30, 2017.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 30, 2017	September 30, 2017
	(In thousands)

Sales tax payable	$1,184	$813
Accrued wages and payroll related costs	1,892	2,475
Customer advance deposits	2,782	4,186
Accrued occupancy and other operating expenses	3,177	2,702

	$9,035	$10,176

7.	NOTES PAYABLE – BANK

Long-term debt consists of the following:

	December 30, 2017	September 30, 2017
	(In thousands)

Promissory Note - Rustic Inn purchase	$2,156	$2,290
Promissory Note - Shuckers purchase	3,000	3,083
Promissory Note - Oyster House purchase	6,533	6,667

	11,689	12,040
Less: Current maturities	(4,180)	(4,174)
Less: Unamortized deferred financing costs	(36)	(42)

Long-term debt	$7,473	$7,824

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

Also on October 22, 2015, the Company also entered into a credit agreement (the “Revolving Facility”) with BHBM which expires on October 21, 2019 and provides for total availability of the lesser of (i) $10,000,000 and (ii) $20,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are evidenced by a promissory note (the “Revolving Note”) in favor of BHBM and will be payable over five years with interest at an annual rate equal to LIBOR plus 3.5% per year. On December 12, 2017, the Company amended its Revolving Facility to increase the total availability to be the lesser of (i) $12,000,000 and (ii) $22,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. As of December 30, 2017 and September 30, 2017, borrowings of $8,498,000 and $6,198,000 outstanding under the Revolving Facility had a weighted average interest rate of 5.0% and 4.7%, respectively.

On November 30, 2016, in connection with the acquisition of the Oyster House properties, the Company issued a promissory note under the Revolving Facility to BHBM for $8,000,000. The note bears interest at LIBOR plus 3.5% per annum, and is payable in 60 equal monthly installments of $133,273, commencing on January 1, 2017.

Deferred financing costs incurred in connection with the Revolving Facility in the amount of $130,585 are being amortized over the life of the agreements on a straight-line basis and included in interest expense. Amortization expense of approximately $6,000 and $11,000 is included in interest expense for the 13-weeks ended December 30, 2017 and December 31, 2016, respectively.

Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Revolving Facility as of December 30, 2017 except for the fixed charge coverage ratio covenant. On February 9, 2018, we were issued a waiver for this covenant as of December 30, 2017.

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

Share Repurchase Plan — On July 5, 2016, the Board of Directors authorized a share repurchase program authorizing management to purchase up to 500,000 shares of the Company’s common stock during the next twelve months. Any repurchase under the program will be effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934 “Purchases of Certain Equity Securities by the Issuer and Others”, funded using the Company’s working capital and be based on management’s evaluation of market conditions and other factors. No repurchases were made during the 13-weeks ended December 30, 2017 and December 31, 2016.

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

No options or performance-based awards were granted during the 13-week period ended December 30, 2017.

A summary of stock option activity is presented below:

	2018
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value

Outstanding, beginning of period	421,800	$17.86	5.2 Years

Options:
Granted	-
Exercised	(7,500)	$19.71
Canceled or expired	-
Outstanding and expected to vest, end of period	414,300	$17.83	4.9 Years	$3,812,249

Exercisable, end of period	414,300	$17.83	4.9 Years	$3,812,249

No compensation costs are included in the Consolidated Condensed Statements of Income as all has been previously recognized

10.	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Acts (“TCJA”) was enacted into law. The new legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018, as well as a variety of other changes including limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As such, for the 13-weeks ended December 30, 2017, the Company revised its estimated annual effective rate to reflect the change in the federal statutory rate from 34% to 21%. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 24%.

The SEC issued SAB 118, which provides guidance on accounting for the tax effects of TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

We have recorded a provisional increase to our deferred tax assets and liabilities to reflect the new corporate tax rate. As a result, income tax expense reported for the first three months was adjusted to reflect the effects of the change in the tax law and resulted in a discrete income tax benefit of approximately $1.2 million during the first quarter. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, it may be affected by other analyses related to the TCJA.

The income tax provisions for the 13-week periods ended December 30, 2017 and December 31, 2016 reflect effective tax rates of approximately (162.5)% and 30%, respectively.  The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of the generation of FICA tax credits, operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company, and the one-time remeasurement of our deferred tax assets and liabilities for the TCJA. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

For the 13-week period ended December 30, 2017, options to purchase 64,000 shares of common stock at an exercise price of $12.04 per share, options to purchase 156,300 shares of common stock at an exercise price of $14.40 per share and options to purchase 194,000 shares of common stock at an exercise price of $22.50 per share were included in diluted earnings per share.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of December 30, 2017, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Income for the 13-weeks ended December 30, 2017 and December 31, 2016 include revenues and losses of approximately $2,388,000 and ($125,000) and $707,000 and ($52,000), respectively, related to the Oyster House properties, which were acquired on November 30, 2016.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended December 30, 2017 and December 31, 2016 each included 13 weeks.

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

Results of Operations

The Company’s operating income for the 13 weeks ended December 30, 2017 was $882,000 as compared to $2,970,000 for the 13 weeks ended December 30, 2016. This decrease resulted primarily from the recognition of a gain in the prior period in connection with the sale of the real estate underlying our Rustic Inn, Jupiter, FL property combined with increases in costs and expenses as discussed below.

The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended December 30, 2017 and December 31, 2016, respectively:

	13 Weeks Ended		Variance
	December 30, 2017	December 31, 2016	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$38,617	$37,953	$664	1.7%
Other revenue	735	467	268	57.4%
Total revenues	39,352	38,420	932	2.4%

COSTS AND EXPENSES:
Food and beverage cost of sales	10,230	9,750	480	4.9%
Payroll expenses	13,710	12,956	754	5.8%
Occupancy expenses	5,031	4,732	299	6.3%
Other operating costs and expenses	5,117	4,866	251	5.2%
General and administrative expenses	3,079	3,300	(221)	-6.7%
Depreciation and amortization	1,303	1,483	(180)	-12.1%
Total costs and expenses	38,470	37,087	1,383	3.7%
RESTAURANT OPERATING INCOME	882	1,333	(451)	-33.8%
Gain on sale of Rustic Inn, Jupiter	-	1,637	(1,637)	N/A
OPERATING INCOME	$882	$2,970	$(2,088)	-70.3%

Revenues

During the Company’s 13-week period ended December 30, 2017, revenues increased 2.4% as compared to revenues in the 13-week period ended December 31, 2016. This increase resulted primarily from the same-store sales impacts discussed below.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales increased 2.2% during the first fiscal quarter of 2018 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	December 30, 2017	December 31, 2016	$	%
	(in thousands)

Las Vegas	$11,690	$11,342	$348	3.1%
New York	11,312	11,177	135	1.2%
Washington, DC	3,078	2,842	236	8.3%
Atlantic City, NJ	1,574	1,640	(66)	-4.0%
Boston	787	907	(120)	-13.2%
Connecticut	505	514	(9)	-1.8%
Alabama	778	707	71	10.0%
Florida	6,013	5,829	184	3.2%
Same-store sales	35,737	34,958	$779	2.2%
Other	2,880	2,995

Food and beverage sales	$38,617	$37,953

Same-store sales in Las Vegas increased 3.1% primarily as a result of increased traffic near the properties where we operate our restaurants in connection with the opening of the T-Mobile Arena nearby. Same-store sales in New York increased 1.2%, primarily as a result of good weather conditions during the months in which our properties with outdoor seating areas are open. Same-store sales in Washington, DC increased 8.3% as a result of the re-opening of Sequoia DC in June 2017 which was preparing to close for renovation on January 4, 2017. Same-store sales in Atlantic City decreased 4.0%, primarily due to decreased traffic at properties in which we operate our restaurants. Same-store sales in Boston decreased 13.2%, primarily as a result of decreased traffic at Faneuil Hall Marketplace where our property is located. Same-store sales in Alabama increased 10.0%, which represent only December sales, primarily as a result of increased traffic at our properties. Same-store sales in Florida increased 3.2% as a result of the completion of the road construction project started in the second quarter of fiscal 2016 by the local municipality near The Rustic Inn in Dania Beach, FL. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period (e.g. the Oyster House properties) and sales related to properties that were closed due to lease expiration and other closures.

Costs and Expenses

Costs and expenses for the 13-weeks ended December 30, 2017 and December 31, 2016 were as follows (in thousands):

	13 Weeks Ended December 30,	% to Total	13 Weeks Ended December 31,	% to Total	Increase (Decrease)
	2017	Revenues	2016	Revenues	$	%

Food and beverage cost of sales	$10,230	26.0%	$9,750	25.4%	$480	4.9%
Payroll expenses	13,710	34.8%	12,956	33.7%	754	5.8%
Occupancy expenses	5,031	12.8%	4,732	12.3%	299	6.3%
Other operating costs and expenses	5,117	13.0%	4,866	12.7%	251	5.2%
General and administrative expenses	3,079	7.8%	3,300	8.6%	(221)	-6.7%
Depreciation and amortization	1,303	3.3%	1,483	3.9%	(180)	-12.1%

	$38,470		$37,087		$1,383

The increases in food and beverage costs as a percentage of total revenues for the 13-weeks ended December 30, 2017 compared to the same periods of last year are primarily the result of higher food costs as a percentage of sales associated with The Oyster House properties, which were acquired on November 30, 2016, seafood restaurants which, consistent with the industry, operate at a higher food cost structure.

Payroll expenses as a percentage of total revenues for the 13-weeks December 30, 2017 increased as compared to the same period of last year primarily as a result of minimum wage increases associated with changes to labor laws.

Occupancy expenses as a percentage of total revenues for the 13-weeks ended December 30, 2017 increased as compared to the same period of last year primarily as a result of increased sales at properties where rents are paid based on a percentage of sales.

Other operating costs and expenses as a percentage of total revenues for the 13-weeks ended December 30, 2017 increased as compared to the same period of last year as a result fixed costs associated with properties where sales declined.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13-weeks ended December 30, 2017 decreased slightly compared to the same period of last year as a result of transaction costs in the prior period incurred in connection with the purchase of the Oyster House properties.

Depreciation and amortization expense for the 13-weeks ended December 30, 2017 decreased as compared to the same period of last year as a result of additional depreciation in the amount of $358,000 related to asset write-offs at Sequoia (which was undergoing a major renovation) and Canyon Road (whose lease was transferred to an unrelated party) in the prior period.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Acts (“TCJA”) was enacted into law. The new legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018, as well as a variety of other changes including limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. As such, for the quarter ended December 30, 2017, the Company revised its estimated annual effective rate to reflect the change in the federal statutory rate from 34% to 21%. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year is 24%.

The SEC issued SAB 118, which provides guidance on accounting for the tax effects of TCJA. SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting under ASC 740. To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statement.

We have recorded a provisional increase to our deferred tax assets and liabilities to reflect the new corporate tax rate. As a result, income tax expense reported for the first three months was adjusted to reflect the effects of the change in the tax law and resulted in a discrete income tax benefit of $1.2 million during the first quarter. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, it may be affected by other analyses related to the TCJA.

The income tax provisions for the 13-week periods ended December 30, 2017 and December 31, 2016 reflect effective tax rates of approximately (162.5)% and 30%, respectively.  The Company expects its effective tax rate for its current fiscal year to be lower than the statutory rate as a result of the generation of FICA tax credits, operating income attributable to the non-controlling interests of the VIEs that is not taxable to the Company, and the one-time remeasurement of our deferred tax assets and liabilities for the TCJA. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash provided by operating activities for the 13-weeks ended December 30, 2017 decreased to $1,165,000 as compared to $1,824,000 provided by operations in the same period of last year. This decrease was attributable to changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.

Net cash used in investing activities for the 13-week period ended December 30, 2017 was $2,516,000 and resulted primarily from purchases of fixed assets at existing restaurants.

Net cash used in investing activities for the 13-week period ended December 31, 2016 was $2,260,000 and resulted primarily from purchases of fixed assets at existing restaurants and the cash portion of the purchase of the Oyster House properties in the amount of $3,043,000, partially offset by the net proceeds in the amount of $2,474,000 from the sale of The Rustic Inn in Jupiter, Florida.

Net cash provided by (used in) financing activities for the 13-week periods ended December 30, 2017 and December 31, 2016 of $98,000 and ($2,141,000), respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, offset by borrowings under the credit facility.

The Company had a working capital deficiency of $18,197,000 at December 30, 2017 as compared with a deficiency of $16,072,000 at September 30, 2017. This increase resulted primarily from costs associated with the renovation of our Sequoia property in Washington, DC. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through February 13, 2019. In addition, the Company is in the process of negotiating an increase in the amounts available under the existing credit facility and refinancing outstanding borrowings over longer repayment periods. Such refinancing is expected to be completed in the second fiscal quarter of 2018.

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

The Company was in compliance with all of its financial covenants under the Revolving Facility as of December 30, 2017 except for the fixed charge coverage ratio covenant. On February 9, 2018, we were issued a waiver for this covenant as of December 30, 2017.

Recent Restaurant Expansion

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

The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 30, 2017. There have been no significant changes to such policies during fiscal 2018 other than those disclosed in Note 1 to the Consolidated Condensed Financial Statements.

Recently Adopted and Issued Accounting Standards

See Note 1 to the Consolidated Condensed Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2018 and the expected dates of adoption and the anticipated impact on the Consolidated Condensed Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 30, 2017 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 (the “2017 Form 10-K”). There have been no material changes to the risk factors previously disclosed in the 2017 Form 10-K. The risks described in the 2017 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

Date:	February 13, 2018

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 22 -