Form 10-Q
period 2018-03-31
ARK RESTAURANTS CORP
filed 2018-05-15
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at May 8, 2018
(Common stock, $.01 par value)	3,448,181

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	March 31, 2018	September 30, 2017
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $383 at March 31, 2018 and $363 at September 30, 2017 related to VIEs)	$963	$1,406
Accounts receivable (includes $463 at March 31, 2018 and $367 at September 30, 2017 related to VIEs)	3,537	3,353
Employee receivables	352	399
Inventories (includes $18 at March 31, 2018 and $22 at September 30, 2017 related to VIEs)	1,988	1,992
Prepaid and refundable income taxes (includes $228 at March 31, 2018 and $226 at September 30, 2017 related to VIEs)	982	945
Prepaid expenses and other current assets (includes $55 at March 31, 2018 and $63 at September 30, 2017 related to VIEs)	1,705	1,988
Total current assets	9,527	10,083
FIXED ASSETS - Net (includes $1 at March 31, 2018 and $6 at September 30, 2017 related to VIEs)	46,336	45,215
INTANGIBLE ASSETS - Net	372	409
GOODWILL	9,880	9,880
TRADEMARKS	3,331	3,331
DEFERRED INCOME TAXES	2,696	1,491
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	7,007	6,979
OTHER ASSETS (includes $82 at March 31, 2018 and $71 at September 30, 2017 related to VIEs)	2,716	2,679
TOTAL ASSETS	$81,865	$80,067

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $63 at March 31, 2018 and $116 at September 30, 2017 related to VIEs)	$4,557	$4,750
Accrued expenses and other current liabilities (includes $368 at March 31, 2018 and $260 at September 30, 2017 related to VIEs)	10,308	10,176
Dividend payable	—	857
Borrowings under credit facility	10,998	6,198
Current portion of notes payable	4,183	4,174
Total current liabilities	30,046	26,155
OPERATING LEASE DEFERRED CREDIT (includes $33 at March 31, 2018 and $51 at September 30, 2017 related to VIEs)	3,492	3,648
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	6,770	7,824
TOTAL LIABILITIES	40,308	37,627

COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,437 shares at March 31, 2018 and 3,428 shares at September 30, 2017	34	34
Additional paid-in capital	12,822	12,639
Retained earnings	27,043	27,771
Total Ark Restaurants Corp. shareholders’ equity	39,899	40,444
NON-CONTROLLING INTERESTS	1,658	1,996
TOTAL EQUITY	41,557	42,440
TOTAL LIABILITIES AND EQUITY	$81,865	$80,067

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
REVENUES:
Food and beverage sales	$34,400	$33,914	$73,017	$71,867
Other revenue	876	726	1,611	1,192
Total revenues	35,276	34,640	74,628	73,059

COSTS AND EXPENSES:
Food and beverage cost of sales	9,729	9,836	19,959	19,587
Payroll expenses	12,991	12,670	26,700	25,626
Occupancy expenses	4,119	3,764	9,150	8,496
Other operating costs and expenses	5,196	5,126	10,314	9,992
General and administrative expenses	2,525	2,444	5,603	5,744
Depreciation and amortization	1,278	1,053	2,582	2,535
Total costs and expenses	35,838	34,893	74,308	71,980

RESTAURANT OPERATING INCOME (LOSS)	(562)	(253)	320	1,079
Gain on sale of Ark Jupiter RI, LLC	—	—	—	1,637
OPERATING INCOME (LOSS)	(562)	(253)	320	2,716
OTHER (INCOME) EXPENSE:
Interest expense	287	175	520	276
Interest income	(14)	(14)	(28)	(111)
Total other (income) expense, net	273	161	492	165
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(835)	(414)	(172)	2,551
Provision (benefit) for income taxes	(145)	(127)	(1,223)	753
CONSOLIDATED NET INCOME (LOSS)	(690)	(287)	1,051	1,798
Net (income) loss attributable to non-controlling interests	53	(106)	(61)	(457)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(637)	$(393)	$990	$1,341

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(0.19)	$(0.11)	$0.29	$0.39
Diluted	$(0.19)	$(0.11)	$0.28	$0.38

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,434	3,424	3,433	3,423
Diluted	3,434	3,424	3,552	3,541

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

FOR THE 26 WEEKS ENDED MARCH 31, 2018 AND APRIL 1, 2017

(In Thousands, Except Per Share Amounts)

					Total Ark
					Restaurants
			Additional		Corp.	Non-
	Common Stock		Paid-In	Retained	Shareholders’	controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
BALANCE - October 1, 2016	3,423	$34	$12,942	$27,158	$40,134	$2,570	$42,704

Net income	—	—	—	1,341	1,341	457	1,798
Exercise of stock options	3	—	36	—	36	—	36
Tax benefit on exercise of stock options	—	—	7	—	7	—	7
Change in excess tax benefits from stock-based compensation	—	—	(397)	—	(397)	—	(397)
Distributions to non-controlling interests	—	—	—	—	—	(919)	(919)
Dividends paid - $0.50 per share	—	—	—	(1,712)	(1,712)	—	(1,712)

BALANCE - April 1, 2017	3,426	$34	$12,588	$26,787	$39,409	$2,108	$41,517

BALANCE - September 30, 2017	3,428	$34	$12,639	$27,771	$40,444	$1,996	$42,440

Net income	—	—	—	990	990	61	1,051
Exercise of stock options	9	—	170	—	170	—	170
Tax benefit on exercise of stock options	—	—	13	—	13	—	13
Distributions to non-controlling interests	—	—	—	—	—	(399)	(399)
Dividends paid - $0.50 per share	—	—	—	(1,718)	(1,718)	—	(1,718)

BALANCE - March 31, 2018	3,437	$34	$12,822	$27,043	$39,899	$1,658	$41,557

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE 26 WEEKS ENDED MARCH 31, 2018 AND APRIL 1, 2017

(In Thousands)

	26 Weeks Ended
	March 31, 2018	April 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,051	$1,798
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of Ark Jupiter RI, LLC	—	(1,637)
Loss on disposal of assets	—	283
Deferred income taxes	(1,192)	36
Accrued interest on note receivable from NMR	(28)	—
Depreciation and amortization	2,582	2,252
Amortization of deferred financing costs	9	23
Operating lease deferred credit	(156)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(184)	(168)
Inventories	4	(302)
Prepaid, refundable and accrued income taxes	(37)	526
Prepaid expenses and other current assets	283	(124)
Other assets	(37)	213
Accounts payable - trade	(193)	1,119
Accrued expenses and other current liabilities	132	(828)
Net cash provided by operating activities	2,234	3,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,666)	(4,565)
Loans and advances made to employees	(47)	(25)
Payments received on employee receivables	94	81
Proceeds from the sale of Ark Jupiter RI, LLC	—	2,474
Purchase of the Oyster House	—	(3,043)
Additional investment in Meadowlands Newmark LLC	—	(222)
Net cash used in investing activities	(3,619)	(5,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,054)	(1,709)
Borrowings under credit facility	4,800	—
Dividends paid	(2,575)	(1,712)
Proceeds from issuance of stock upon exercise of stock options	170	36
Distributions to non-controlling interests	(399)	(919)
Net cash provided by (used in) financing activities	942	(4,304)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(443)	(6,424)
CASH AND CASH EQUIVALENTS, Beginning of period	1,406	7,239
CASH AND CASH EQUIVALENTS, End of period	$963	$815

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$483	$276
Income taxes	$7	$192
Non-cash financing activities:
Note payable in connection with the purchase of the Oyster House	$—	$8,000
Change in excess tax benefits from stock-based compensation	$13	$(397)

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

March 31, 2018

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

The Company had a working capital deficiency of $20,519,000 at March 31, 2018 primarily as a result of our purchase of The Oyster House properties in November 2016 and costs associated with the renovation of our Sequoia property in Washington, DC. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to in meet our liquidity and capital spending requirements at least through May 16, 2019. In addition, the Company is in the process of negotiating an increase in the amounts available under its existing credit facility and refinancing outstanding borrowings over longer repayment periods. Such refinancing is expected to be completed in Q3 2018.

USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended March 31, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 29, 2018.

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

As of March 31, 2018 and September 30, 2017, the Company had accounts receivable balances due from two hotel operators totaling 29% and 39%, respectively, of total accounts receivable.

For the 26-week periods ended March 31, 2018 and April 1, 2017, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period. For the 13-week period ended March 31, 2018, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases. For the 13-week period April 1, 2017, the Company made purchases from one vendor that accounted for 10% of total purchases.

SEGMENT REPORTING — As of March 31, 2018, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

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

In January 2017, the FASB issued issued guidance clarifying the definition of a business. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new rules will be effective for the Company in the first quarter of 2019. The Company is currently evaluating the potential impact of adoption of this guidance on its Consolidated Condensed Financial Statements.

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of 2021. The Company is currently evaluating the potential impact of adoption of this guidance on its Consolidated Condensed Financial Statements.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	March 31, 2018	September 30, 2017
	(in thousands)

Cash and cash equivalents	$383	$363
Accounts receivable	463	367
Inventories	18	22
Prepaid and refundable income taxes	228	226
Prepaid expenses and other current assets	55	63
Due from Ark Restaurants Corp. and affiliates (1)	47	534
Fixed assets - net	1	6
Other assets	82	71
Total assets	$1,277	$1,652

Accounts payable - trade	$63	$116
Accrued expenses and other current liabilities	368	260
Operating lease deferred credit	33	51
Total liabilities	464	427
Equity of variable interest entities	813	1,225
Total liabilities and equity	$1,277	$1,652

(1)	Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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
$11,043

The Consolidated Condensed Statements of Operations for the 13 and 26 weeks ended March 31, 2018 include revenues and (losses) of approximately $2,656,000 and $5,044,000 and ($131,000) and ($4,700), respectively, related to the Oyster House properties. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Income for the 26 weeks ended April 1, 2017 and includes the results of operations for the Oyster House properties for the period prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of the Oyster House properties occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

26 Weeks Ended
April 1, 2017
(unaudited)

Total revenues	$74,872
Net income	$1,548
Net income per share - basic	$0.45
Net income per share - diluted	$0.44

Basic	3,423
Diluted	3,541

4. RECENT RESTAURANT DISPOSITIONS

Lease Expirations – The Company was advised by the landlord that it would have to vacate The Grill at Two Trees property at the Foxwoods Resort and Casino in Ledyard, CT, which had a no rent lease. The closure of this property occurred on January 1, 2017 and did not result in a material charge.

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”), to purchase the land and building in which the Company operates its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately Five Million Two Hundred Thousand Dollars ($5,200,000). Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000). In connection with the sale, Ark Jupiter and 1065 A1A, LLC entered into a temporary lease and sub-lease arrangement which expired on July 18, 2017. The Company vacated the space in June 2017. In connection with these transactions the Company recognized a gain in the amount of $1,637,000 during the 13-weeks ended December 31, 2016.

The Company transferred its lease and the related assets of Canyon Road located in New York, NY to a former employee. In connection with this transfer, the Company recognized an impairment loss included in depreciation and amortization expense in the amount of $75,000 for the 13 weeks ended December 31, 2016.

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

In conjunction with this investment, the Company, through a 98% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At March 31, 2018, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $5,000 and $9,000 at March 31, 2018 and September 30, 2017, respectively, and is included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,899,000 and $1,871,000 are included in Investment In and Receivable From New Meadowlands Racetrack in the Consolidated Condensed Balance Sheets at March 31, 2018 and September 30, 2017, respectively.

In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable, if dividends are declared. We review our Investment in NMR each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on its fair value, such as the defeat of the referendum for casino gaming in Northern New Jersey in November 2016. State law prohibits the issue from being put on the ballot before voters for the following two years. As a result, we performed an assessment of the recoverability of our indirect Investment in NMR as of September 30, 2017 which included estimates requiring significant management judgment, which include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in Northern NJ, which is the most heavily weighted assumption and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.

In performing this assessment, we estimated the fair value of our Investment in NMR using our best estimate of these assumptions which we believe would be consistent with what a hypothetical marketplace participant would use. The variability of these factors depends on a number of conditions, including uncertainty about future events and our inability as a minority shareholder to control certain outcomes and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. No events or changes in circumstances have occurred during the 26 weeks ended March 31, 2018 that have had a significant adverse effect on the fair value our Investment in NMR and therefore no impairment was deemed necessary as of March 31, 2018.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	March 31, 2018	September 30, 2017
	(In thousands)

Sales tax payable	$988	$813
Accrued wages and payroll related costs	2,183	2,475
Customer advance deposits	4,201	4,186
Accrued occupancy and other operating expenses	2,936	2,702

	$10,308	$10,176

7. NOTES PAYABLE – BANK

Long-term debt consists of the following:

	March 31,	September 30,
	2018	2017
	(In thousands)

Promissory Note - Rustic Inn purchase	$1,886	$2,290
Promissory Note - Shuckers purchase	2,833	3,083
Promissory Note - Oyster House purchase	6,267	6,667

	10,986	12,040
Less: Current maturities	(4,183)	(4,174)
Less: Unamortized deferred financing costs	(33)	(42)

Long-term debt	$6,770	$7,824

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

Also on October 22, 2015, the Company also entered into a credit agreement (the “Revolving Facility”) with BHBM which expires on October 21, 2019 and provides for total availability of the lesser of (i) $10,000,000 and (ii) $20,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are evidenced by a promissory note (the “Revolving Note”) in favor of BHBM and will be payable over five years with interest at an annual rate equal to LIBOR plus 3.5% per year. On December 12, 2017, the Company amended its Revolving Facility to increase the total availability to be the lesser of (i) $12,000,000 and (ii) $22,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. As of March 31, 2018 and September 30, 2017, borrowings of $10,998,000 and $6,198,000 outstanding under the Revolving Facility had a weighted average interest rate of 5.3% and 4.7%, respectively.

On November 30, 2016, in connection with the acquisition of the Oyster House properties, the Company issued a promissory note under the Revolving Facility to BHBM for $8,000,000. The note bears interest at LIBOR plus 3.5% per annum, and is payable in 60 equal monthly installments of $133,273, commencing on January 1, 2017.

Deferred financing costs incurred in connection with the Revolving Facility in the amount of $130,585 are being amortized over the life of the agreements on a straight-line basis and included in interest expense. Amortization expense of approximately $3,000 and $11,000 is included in interest expense for the 13 weeks ended March 31, 2018 and April 1, 2017, respectively. Amortization expense was $9,000 and $23,000 for the 26 weeks ended March 31, 2018 and April 1, 2017, respectively.

Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Revolving Facility as of March 31, 2018 except for the fixed charge coverage ratio covenant. On May 10, 2018, we were issued a waiver for this covenant until the sooner to occur of: (i) October 2, 2018 or (ii) a $3,000,000 increase in the Revolving Facility.

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

On January 12, 2016, the Company entered into an Amended and Restated Lease for its Sequoia property in Washington D.C. extending the lease for 15 years through November 30, 2032 with one additional five-year option. Annual rent under the new lease is approximately $1,200,000 increasing annually through expiration. Under the terms of the agreement, the property was closed January 1, 2017 for renovation and reconcepting, which cost approximately $11,000,000. In connection with this closure, the Company recognized an impairment loss related to fixed asset disposals in the amount of $283,000, which is included in Depreciation and Amortization Expense for the 13 weeks ended December 31, 2016. The restaurant re-opened in June 2017.

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

No options or performance-based awards were granted during the 26-week period ended March 31, 2018.

A summary of stock option activity is presented below:

	2018
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding, beginning of period	421,800	$17.86	5.2 Years
Options:
Granted	—
Exercised	(8,500)	$20.04
Canceled or expired	—
Outstanding and expected to vest, end of period	413,300	$17.82	4.7 Years	$2,555,420
Exercisable, end of period	413,300	$17.82	4.7 Years	$2,555,420

No compensation costs are included in the Consolidated Condensed Statements of Operations as all has been previously recognized

10. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Acts (“TCJA”) was enacted into law. The new legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018, as well as a variety of other changes including limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As such, for the 26 weeks ended March 31, 2018, the Company revised its estimated annual effective rate to reflect the change in the federal statutory rate from 34% to 21%. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year ending September 29, 2018 is estimated to be 24%.

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

Pursuant to SAB 118, the Company recorded a provisional increase to its deferred tax assets and liabilities to reflect the new corporate tax rate. As a result, income tax expense reported for the 26 weeks ended March 31, 2018 was adjusted to reflect the effects of the change in the tax law and resulted in a discrete income tax benefit of approximately $1.2 million. The Company’s accounting for the TCJA was incomplete as of the period ended December 30, 2017 and remains incomplete as of March 31, 2018. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, it may be affected by other analyses related to the TCJA.

The income tax provisions for the 26-week periods ended March 31, 2018 and April 1, 2017 reflect effective tax rates of approximately (711.0)% and 29.5%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate principally due to the discrete income tax benefit recorded in connection with the TCJA. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

The Company’s overall effective tax rate in the future will be affected by factors such as the utilization of state and local net operating loss carryforwards, the generation of FICA tax credits and the mix of earnings by state taxing jurisdictions as Nevada does not impose a state income tax, as compared to the other major state and local jurisdictions in which the Company has operations.

11. INCOME PER SHARE OF COMMON STOCK

Net income per share is calculated on the basis of the weighted average number of common shares outstanding during each period plus, for diluted net income per share, the additional dilutive effect of potential common stock. Potential common stock using the treasury stock method consists of dilutive stock options.

For the 13-week period ended March 31, 2018, options to purchase 64,000, 156,300 and 193,000 shares of common stock at exercise prices of $12.04, $14.40 and $22.50 per share, respectively, were not included in diluted earnings per share as their impact was anti-dilutive.

For the 26-week period ended March 31, 2018, options to purchase 64,000 shares of common stock at an exercise price of $12.04 per share, options to purchase 156,300 shares of common stock at an exercise price of $14.40 per share and options to purchase 193,000 shares of common stock at an exercise price of $22.50 per share were included in diluted earnings per share.

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

12. DIVIDENDS

On December 5, 2017 and March 6, 2018, the Board of Directors declared quarterly dividends of $0.25 per share on the Company’s common stock to be paid on January 3, 2018 and April 4, 2018 to shareholders of record at the close of business on December 19, 2017 and March 19, 2018. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of March 31, 2018, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Operations for the 13 and 26 weeks ended March 31, 2018 include revenues and (losses) of approximately $2,656,000 and $5,044,000 and ($131,000) and ($4,700), respectively, related to the Oyster House properties, which were acquired on November 30, 2016.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended March 31, 2018 and April 1, 2017 each included 13 and 26 weeks.

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

Results of Operations

The Company’s operating loss for the 13 weeks ended March 31, 2018 was $562,000 as compared to $253,000 for the 13 weeks ended April 1, 2017. This increase resulted primarily from losses at Sequoia DC due to increased depreciation (which was closed in the same quarter of the prior year) in the current period combined with increases in costs and expenses as discussed below.

The following table summarizes the significant components of the Company’s operating results for the 13- and 26-week periods ended March 31, 2018 and April 1, 2017:

	13 Weeks Ended		Variance		26 Weeks Ended		Variance
	March 31, 2018	April 1, 2017	$	%	March 31, 2018	April 1, 2017	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$34,400	$33,914	$486	1.4%	$73,017	$71,867	$1,150	1.6%
Other revenue	876	726	150	20.7%	1,611	1,192	419	35.2%
Total revenues	35,276	34,640	636	1.8%	74,628	73,059	1,569	2.1%

COSTS AND EXPENSES:
Food and beverage cost of sales	9,729	9,836	(107)	-1.1%	19,959	19,587	372	1.9%
Payroll expenses	12,991	12,670	321	2.5%	26,700	25,626	1,074	4.2%
Occupancy expenses	4,119	3,764	355	9.4%	9,150	8,496	654	7.7%
Other operating costs and expenses	5,196	5,126	70	1.4%	10,314	9,992	322	3.2%
General and administrative expenses	2,525	2,444	81	3.3%	5,603	5,744	(141)	-2.5%
Depreciation and amortization	1,278	1,053	225	21.4%	2,582	2,535	47	1.9%
Total costs and expenses	35,838	34,893	945	2.7%	74,308	71,980	2,328	3.2%
RESTAURANT OPERATING INCOME (LOSS)	(562)	(253)	(309)	122.1%	320	1,079	(759)	-70.3%
Gain on sale of Rustic Inn, Jupiter	—	—	—	0.0%	—	1,637	(1,637)	N/A
OPERATING INCOME (LOSS)	$(562)	$(253)	$(309)	122.1%	$320	$2,716	$(2,396)	-88.2%

Revenues

During the Company’s 13 and 26 week periods ended March 31, 2018, revenues increased 1.8% and 2.1%, respectively, as compared to revenues in the 13 and 26 week periods ended April 1, 2017. These increases resulted primarily from: (i) revenues related to the Oyster House properties in Gulf Shores, Alabama (which were acquired on November 30, 2016), and (ii) the same-store sales impacts discussed below, partially offset by the closure for renovation of Sequoia DC in Washington, DC on January 4, 2017, the permanent closures of Center Café in Washington, DC and the V Bar in Las Vegas as a result of lease expirations.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales increased 2.4% during the second fiscal quarter of 2018 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	March 31, 2018	April 1, 2017	$	%
	(in thousands)

Las Vegas	$12,761	$11,847	$914	7.7%
New York	5,776	5,782	(6)	-0.1%
Washington, DC	706	835	(129)	-15.4%
Atlantic City, NJ	1,694	1,807	(113)	-6.3%
Boston	421	483	(62)	-12.8%
Connecticut	565	580	(15)	-2.6%
Alabama	2,657	2,832	(175)	-6.2%
Florida	8,320	7,951	369	4.6%
Same-store sales	32,900	32,117	$783	2.4%
Other	1,500	1,797
Food and beverage sales	$34,400	$33,914

Same-store sales in Las Vegas increased 7.7% primarily as a result of increased traffic near the properties where we operate our restaurants in connection with the opening of the T-Mobile Arena nearby. Same-store sales in New York were consistent with last year as expected. Same-store sales in Washington, DC (which excludes Sequoia DC, which was closed for renovation for the entire second fiscal quarter of 2017) decreased 15.4% due to decreased traffic at our Thunder Grill property as a result of a major tenant vacating the adjacent space. Same-store sales in Atlantic City decreased 6.3%, primarily due to decreased traffic at properties in which we operate our restaurants and poor weather conditions. Same-store sales in Boston decreased 12.8%, primarily as a result of decreased traffic at Faneuil Hall Marketplace where our property is located and poor weather conditions. Same-store sales in Alabama decreased 6.2%, primarily as a result of poor weather conditions. Same-store sales in Florida increased 4.6% as a result of the completion of the road construction project started in the second quarter of fiscal 2016 by the local municipality near The Rustic Inn in Dania Beach, FL. Other food and beverage sales consist of sales related to Sequoia DC, which was closed in for the entire second fiscal quarter of 2017, new restaurants opened or acquired during the applicable period (e.g. the Oyster House properties) and sales related to properties that were closed due to lease expiration and other closures.

Costs and Expenses

Costs and expenses for the 13 and 26 weeks ended March 31, 2018 and April 1, 2017 were as follows (in thousands):

	13 Weeks Ended March 31,	% to Total	13 Weeks Ended April 1,	% to Total	Increase (Decrease)		26 Weeks Ended March 31,	% to Total	26 Weeks Ended April 1,	% to Total	Increase (Decrease)
	2018	Revenues	2017	Revenues	$	%	2018	Revenues	2017	Revenues	$	%

Food and beverage cost of sales	$9,729	27.6%	$9,836	28.4%	$(107)	-1.1%	$19,959	26.7%	$19,587	26.8%	$372	1.9%
Payroll expenses	12,991	36.8%	12,670	36.6%	321	2.5%	26,700	35.8%	25,626	35.1%	1,074	4.2%
Occupancy expenses	4,119	11.7%	3,764	10.9%	355	9.4%	9,150	12.3%	8,496	11.6%	654	7.7%
Other operating costs and expenses	5,196	14.7%	5,126	14.8%	70	1.4%	10,314	13.8%	9,992	13.7%	322	3.2%
General and administrative expenses	2,525	7.2%	2,444	7.1%	81	3.3%	5,603	7.5%	5,744	7.9%	(141)	-2.5%
Depreciation and amortization	1,278	3.6%	1,053	3.0%	225	21.4%	2,582	3.5%	2,535	3.5%	47	1.9%
	$35,838		$34,893		$945		$74,308		$71,980		$2,328

The decrease in food and beverage costs as a percentage of total revenues for the 13 weeks ended March 31, 2018 compared to the same period of last year is primarily the result of a better mix of catering versus a la carte business at our larger properties.

The increase in food and beverage costs as a percentage of total revenues for the 26 weeks ended March 31, 2018 compared to the same periods of last year is primarily the result of higher food costs as a percentage of sales associated with The Oyster House properties, which were acquired on November 30, 2016, seafood restaurants which, consistent with the industry, operate at a higher food cost structure.

Payroll expenses as a percentage of total revenues for the 13 and 26 weeks March 31, 2018 increased as compared to the same period of last year primarily as a result of minimum wage increases associated with changes to labor laws.

Occupancy expenses as a percentage of total revenues for the 13 and 26 weeks ended March 31, 2018 increased as compared to the same period of last year primarily as a result of increased sales at properties where rents are paid based on a percentage of sales.

Other operating costs and expenses as a percentage of total revenues for the 13 and 26 weeks ended March 31, 2018 were relatively consistent as compared to the same period of last year as many of these costs are fixed.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13 weeks ended March 31, 2018 increased slightly compared to the same period of last year as a result of annual wage increases and for the 26 weeks ended March 31, 2018 decreased as compared to the same period of last year primarily as a result of transaction costs of approximately $187,000 incurred in the prior period in connection with the purchase of the Oyster House properties.

Depreciation and amortization expense for the 13 weeks ended March 31, 2018 increased as compared to the same period of last year primarily as a result of depreciation related to the Sequoia DC property, which was closed for renovation for the entire second fiscal quarter of 2017. Depreciation and amortization expense for the 26 weeks ended March 31, 2018 increased as compared to the same period of last year primarily as a result of depreciation related to the Sequoia DC property, which was closed for renovation for the entire second fiscal quarter of 2017, partially offset by additional depreciation in the amount of $358,000 related to asset write-offs at Sequoia DC and Canyon Road (whose lease was transferred to an unrelated party) in the prior period.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Acts (“TCJA”) was enacted into law. The new legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018, as well as a variety of other changes including limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. As such, for the 26 weeks ended March 31, 2018, the Company revised its estimated annual effective rate to reflect the change in the federal statutory rate from 34% to 21%. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year ending September 29, 2018 is estimated to be 24%.

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

Pursuant to SAB 118, the Company recorded a provisional increase to its deferred tax assets and liabilities to reflect the new corporate tax rate. As a result, income tax expense reported for the 13 weeks ended December 30, 2017 was adjusted to reflect the effects of the change in the tax law and resulted in a discrete income tax benefit of approximately $1.2 million. The Company’s accounting for the TCJA was incomplete as of the period ended December 30, 2017 and remains incomplete as of March 31, 2018. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, it may be affected by other analyses related to the TCJA.

The income tax provisions for the 26 week periods ended March 31, 2018 and April 1, 2017 reflect effective tax rates of approximately (711.0)% and 29.5%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate principally related to the discrete income tax benefit recorded in connection with the TCJA. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash provided by operating activities for the 26 weeks ended March 31, 2018 decreased to $2,234,000 as compared to $3,180,000 provided by operations in the same period of last year. This decrease was attributable to changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.

Net cash used in investing activities for the 26 weeks ended March 31, 2018 was $3,619,000 and resulted primarily from purchases of fixed assets at existing restaurants.

Net cash used in investing activities for the 26 weeks ended April 1, 2017 was $5,300,000 and resulted primarily from purchases of fixed assets at existing restaurants, costs associated with the renovation of Sequoia DC and the cash portion of the purchase of the Oyster House properties in the amount of $3,043,000, partially offset by the net proceeds in the amount of $2,474,000 from the sale of The Rustic Inn in Jupiter, Florida.

Net cash provided by (used in) financing activities for the 26 week periods ended March 31, 2018 and April 1, 2017 of $942,000 and ($4,304,000), respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, offset by borrowings under the credit facility.

The Company had a working capital deficiency of $20,519,000 at March 31, 2018 as compared with a deficiency of $16,072,000 at September 30, 2017. This increase resulted primarily from increased borrowings under our credit facility for the payment of costs associated with the renovation of our Sequoia property in Washington, DC. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through May 16, 2019. In addition, the Company is in the process of negotiating an increase the amounts available under the existing credit facility and refinancing outstanding borrowings over longer repayment periods. Such refinancing is expected to be completed in the third fiscal quarter of 2018.

On December 5, 2017 and March 6, 2018, the Board of Directors declared quarterly dividends of $0.25 per share on the Company’s common stock to be paid on January 3, 2018 and April 4, 2018 to shareholders of record at the close of business on December 19, 2017 and March 19, 2018. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future, dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

The Company was in compliance with all of its financial covenants under the Revolving Facility as of March 31, 2018 except for the fixed charge coverage ratio covenant. On May 10, 2018, we were issued a waiver for this covenant until the sooner to occur of: (i) October 2, 2018 or (ii) a $3,000,000 increase in the Revolving Facility.

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

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operates its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately Five Million Two Hundred Thousand Dollars ($5,200,000). Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for Eight Million Two Hundred Fifty Thousand Dollars ($8,250,000). In connection with the sale, Ark Jupiter and 1065 A1A, LLC entered into a temporary lease and sub-lease arrangement which expired on July 18, 2017. The Company vacated the space in June. In connection with these transactions the Company recognized a gain in the amount of $1,637,000 during the 13 weeks ended December 31, 2016.

The Company transferred its lease and the related assets of Canyon Road located in New York, NY to a former employee. In connection with this transfer, the Company recognized an impairment loss included in depreciation and amortization expense in the amount of $75,000 for the 13 weeks ended December 31, 2016.

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

The Company’s business is also highly seasonal and dependent on the weather. Outdoor seating capacity, such as terraces and sidewalk cafes, is available for dining only in the warm seasons and then only when the weather is not inclement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date:	May 15, 2018

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Stewart
Robert J. Stewart
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
– 23 –