Form 10-Q
period 2018-06-30
ARK RESTAURANTS CORP
filed 2018-08-14
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at August 8, 2018
(Common stock, $.01 par value)	3,470,181

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	June 30, 2018	September 30, 2017
	(unaudited)	(see Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $308 at June 30, 2018 and $363 at September 30, 2017 related to VIEs)	$5,006	$1,406
Accounts receivable (includes $636 at June 30, 2018 and $367 at September 30, 2017 related to VIEs)	3,509	3,353
Employee receivables	335	399
Inventories (includes $21 at June 30, 2018 and $22 at September 30, 2017 related to VIEs)	2,063	1,992
Prepaid and refundable income taxes (includes $238 at June 30, 2018 and $226 at September 30, 2017 related to VIEs)	555	945
Prepaid expenses and other current assets (includes $50 at June 30, 2018 and $63 at September 30, 2017 related to VIEs)	1,594	1,988
Total current assets	13,062	10,083
FIXED ASSETS - Net (includes $0 at June 30, 2018 and $6 at September 30, 2017 related to VIEs)	46,128	45,215
INTANGIBLE ASSETS - Net	361	409
GOODWILL	9,880	9,880
TRADEMARKS	3,331	3,331
DEFERRED INCOME TAXES	2,693	1,491
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	7,022	6,979
OTHER ASSETS (includes $82 at June 30, 2018 and $71 at September 30, 2017 related to VIEs)	2,689	2,679
TOTAL ASSETS	$85,166	$80,067

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $127 at June 30, 2018 and $116 at September 30, 2017 related to VIEs)	$4,584	$4,750
Accrued expenses and other current liabilities (includes $426 at June 30, 2018 and $260 at September 30, 2017 related to VIEs)	10,905	10,176
Dividend payable	868	857
Borrowings under credit facility	-	6,198
Current portion of notes payable	1,251	4,174
Total current liabilities	17,608	26,155
OPERATING LEASE DEFERRED CREDIT (includes $6 at June 30, 2018 and $51 at September 30, 2017 related to VIEs)	3,396	3,648
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	20,163	7,824
TOTAL LIABILITIES	41,167	37,627

COMMITMENTS AND CONTINGENCIES EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,470 shares at June 30, 2018 and 3,428 shares at September 30, 2017	35	34
Additional paid-in capital	13,377	12,639
Retained earnings	28,833	27,771
Total Ark Restaurants Corp. shareholders’ equity	42,245	40,444
NON-CONTROLLING INTERESTS	1,754	1,996
TOTAL EQUITY	43,999	42,440
TOTAL LIABILITIES AND EQUITY	$85,166	$80,067

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

REVENUES:
Food and beverage sales	$43,989	$40,507	$117,006	$112,374
Other revenue	811	843	2,422	2,036
Total revenues	44,800	41,350	119,428	114,410

COSTS AND EXPENSES:
Food and beverage cost of sales	11,874	11,227	31,832	30,814
Payroll expenses	14,685	13,776	41,386	39,402
Occupancy expenses	4,683	4,541	13,833	13,037
Other operating costs and expenses	5,658	5,398	15,972	15,390
General and administrative expenses	2,859	2,955	8,461	8,699
Depreciation and amortization	1,255	1,006	3,837	3,541
Total costs and expenses	41,014	38,903	115,321	110,883
RESTAURANT OPERATING INCOME	3,786	2,447	4,107	3,527
Gain on sale of Ark Jupiter RI, LLC	-	-	-	1,637
OPERATING INCOME	3,786	2,447	4,107	5,164
OTHER (INCOME) EXPENSE:
Interest expense	313	194	834	470
Interest income	(14)	(16)	(43)	(126)
Total other (income) expense, net	299	178	791	344
INCOME BEFORE PROVISION FOR INCOME TAXES	3,487	2,269	3,316	4,820
Provision (benefit) for income taxes	562	585	(661)	1,338
CONSOLIDATED NET INCOME	2,925	1,684	3,977	3,482
Net income attributable to non-controlling interests	(268)	(298)	(329)	(755)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$2,657	$1,386	$3,648	$2,727

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.77	$0.40	$1.06	$0.80
Diluted	$0.75	$0.39	$1.03	$0.77

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,440	3,424	3,436	3,424
Diluted	3,558	3,549	3,554	3,532

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited)

FOR THE 39 WEEKS ENDED JUNE 30, 2018 AND JULY 1, 2017

(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 1, 2016	3,423	$34	$12,942	$27,158	$40,134	$2,570	$42,704

Net income	-	-	-	2,727	2,727	755	3,482
Exercise of stock options	3	-	36	-	36	-	36
Tax benefit on exercise of stock options	-	-	7	-	7	-	7
Change in excess tax benefits from stock-based compensation	-	-	(397)	-	(397)	-	(397)
Distributions to non-controlling interests	-	-	-	-	-	(1,121)	(1,121)
Dividends paid - $0.75 per share	-	-	-	(2,569)	(2,569)	-	(2,569)

BALANCE - July 1, 2017	3,426	$34	$12,588	$27,316	$39,938	$2,204	$42,142

BALANCE - September 30, 2017	3,428	$34	$12,639	$27,771	$40,444	$1,996	$42,440

Net income	-	-	-	3,648	3,648	329	3,977
Exercise of stock options	42	1	603	-	604	-	604
Tax benefit on exercise of stock options	-	-	135	-	135	-	135
Distributions to non-controlling interests	-	-	-	-	-	(571)	(571)
Dividends accrued and paid - $0.75 per share	-	-	-	(2,586)	(2,586)	-	(2,586)

BALANCE - June 30, 2018	3,470	$35	$13,377	$28,833	$42,245	$1,754	$43,999

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

FOR THE 39 WEEKS ENDED JUNE 30, 2018 AND JULY 1, 2017

(In Thousands)

	39 Weeks Ended
	June 30, 2018	July 1, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3,977	$3,482
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Gain on sale of Ark Jupiter RI, LLC	-	(1,637)
Loss on disposal of assets	-	283
Deferred income taxes	(1,067)	77
Accrued interest on note receivable from NMR	(43)	-
Depreciation and amortization	3,837	3,258
Amortization of deferred financing costs	13	35
Operating lease deferred credit	(252)	31
Changes in operating assets and liabilities:
Accounts receivable	(156)	192
Inventories	(71)	74
Prepaid, refundable and accrued income taxes	390	1,069
Prepaid expenses and other current assets	394	324
Other assets	(10)	189
Accounts payable - trade	(166)	1,660
Accrued expenses and other current liabilities	729	(698)
Net cash provided by operating activities	7,575	8,339

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,702)	(11,843)
Loans and advances made to employees	(70)	(69)
Payments received on employee receivables	134	134
Proceeds from the sale of Ark Jupiter RI, LLC	-	2,474
Purchase of the Oyster House	-	(3,043)
Additional investment in Meadowlands Newmark LLC	-	(222)
Net cash used in investing activities	(4,638)	(12,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,756)	(2,932)
Borrowings under credit facility	5,086	3,897
Payment of debt financing costs	(125)	-
Dividends paid	(2,575)	(2,569)
Proceeds from issuance of stock upon exercise of stock options	604	36
Distributions to non-controlling interests	(571)	(1,121)
Net cash provided by (used in) financing activities	663	(2,689)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,600	(6,919)
CASH AND CASH EQUIVALENTS, Beginning of period	1,406	7,239
CASH AND CASH EQUIVALENTS, End of period	$5,006	$320

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$805	$458
Income taxes	$17	$192
Non-cash financing activities:
Note payable in connection with the purchase of the Oyster House	$-	$8,000
Change in excess tax benefits from stock-based compensation	$135	$(397)
Refinancing of credit facility borrowings to term notes	$4,430	$-

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 29, 2018.

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

As of June 30, 2018 and September 30, 2017, the Company had accounts receivable balances due from two hotel operators totaling 31% and 39%, respectively, of total accounts receivable.

For the 13 and 39 week periods ended June 30, 2018, the Company made purchases from one vendor that accounted for 11% of total purchases. For the 39 week period ended July 1, 2017, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases. For the 13 week period ended July 1, 2017, the Company made purchases from one vendor that accounted for 11% of total purchases.

SEGMENT REPORTING — As of June 30, 2018, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

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

In January 2017, the FASB issued guidance clarifying the definition of a business. The update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new rules will be effective for the Company in the first quarter of fiscal 2019. The Company is currently evaluating the potential impact of adoption of this guidance on its Consolidated Condensed Financial Statements.

In January 2017, the FASB issued guidance simplifying the test for goodwill impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. The new rules will be effective for the Company in the first quarter of fiscal 2021. The Company is currently evaluating the potential impact of adoption of this guidance on its Consolidated Condensed Financial Statements.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	June 30, 2018	September 30, 2017
	(in thousands)
Cash and cash equivalents	$308	$363
Accounts receivable	636	367
Inventories	21	22
Prepaid and refundable income taxes	238	226
Prepaid expenses and other current assets	50	63
Due from Ark Restaurants Corp. and affiliates (1)	133	534
Fixed assets - net	-	6
Other assets	82	71
Total assets	$1,468	$1,652
Accounts payable - trade	$127	$116
Accrued expenses and other current liabilities	426	260
Operating lease deferred credit	6	51
Total liabilities	559	427
Equity of variable interest entities	909	1,225
Total liabilities and equity	$1,468	$1,652

(1)	Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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
$11,043

The Consolidated Condensed Statements of Operations for the 13 and 39 weeks ended June 30, 2018 include revenues and income of approximately $4,167,000 and $9,212,000 and $617,000 and $486,000, respectively, related to the Oyster House properties. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Condensed Statements of Income for the 39 weeks ended July 1, 2017 and includes the results of operations for the Oyster House properties for the period prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of the Oyster House properties occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

39 Weeks Ended
July 1,
2017
(unaudited)
Total revenues	$116,223
Net income	$2,934
Net income per share - basic	$0.86
Net income per share - diluted	$0.83

Basic	3,424
Diluted	3,532

4.	RECENT RESTAURANT DISPOSITIONS

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

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and on February 7, 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls, bringing its total investment to $5,108,000 with no change in ownership. This investment has been accounted for based on the cost method.

In addition to the Company’s ownership interest in NMR through Meadowlands Newmark, LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, neither of which can be assured, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. At June 30, 2018, it was determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $1,000 and $9,000 at June 30, 2018 and September 30, 2017, respectively, and is included in Prepaid Expenses and Other Current Assets in the Consolidated Condensed Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,914,000 and $1,871,000 are included in Investment In and Receivable From New Meadowlands Racetrack in the Consolidated Condensed Balance Sheets at June 30, 2018 and September 30, 2017, respectively.

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

In performing this assessment, we estimated the fair value of our Investment in NMR using our best estimate of these assumptions which we believe would be consistent with what a hypothetical marketplace participant would use. The variability of these factors depends on a number of conditions, including uncertainty about future events and our inability as a minority shareholder to control certain outcomes and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted. No events or changes in circumstances have occurred during the 39 weeks ended June 30, 2018 that have had a significant adverse effect on the fair value our Investment in NMR and therefore no impairment was deemed necessary as of June 30, 2018.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30, 2018	September 30, 2017
	(In thousands)
Sales tax payable	$1,053	$813
Accrued wages and payroll related costs	2,512	2,475
Customer advance deposits	3,457	4,186
Accrued occupancy and other operating expenses	3,883	2,702

	$10,905	$10,176

7.	NOTES PAYABLE – BANK

Long-term debt consists of the following:

	June 30,	September 30,
	2018	2017
	(In thousands)
Promissory Note - Rustic Inn purchase	$4,400	$2,290
Promissory Note - Shuckers purchase	5,100	3,083
Promissory Note - Oyster House purchase	5,500	6,667
Credit Facility	6,568	6,198
	21,568	18,238
Less: Current maturities	(1,251)	(10,372)
Less: Unamortized deferred financing costs	(154)	(42)

Long-term debt	$20,163	$7,824

On June 1, 2018, the Company refinanced its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “New Revolving Facility”), which expires on May 31, 2021. The New Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $25,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the New Revolving Facility are payable upon maturity of the New Revolving Facility with interest payable monthly at LIBOR plus 3.5%, subject to adjustment based on certain ratios. As of June 30, 2018 and September 30, 2017, borrowings of $6,568,000 and $6,198,000, respectively, were outstanding under the Revolving Facility and had a weighted average interest rate of 5.4% and 4.7%, respectively.

In connection with the refinancing, the Company also amended the principal amounts and payment terms of its outstanding term notes with BHBM as follows:

•	Promissory Note – Rustic Inn purchase – On February 25, 2013, the Company issued a promissory note to Bank Hapoalim B.M. (the “BHBM”) for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from BHBM under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan was payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. In connection with the above refinancing, this note was amended and restated and increased by $2,783,333 of credit facility borrowings. The new principal amount of $4,400,000, which is secured by a mortgage on The Rustic Inn real estate, is payable in 27 equal quarterly installments of $73,334, commencing on September 1, 2018, with a balloon payment of $2,419,990 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

•	Promissory Note – Shuckers purchase – On October 22, 2015, in connection with the acquisition of Shuckers, the Company issued a promissory note to BHBM for $5,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 60 equal monthly installments of $83,333, commencing on November 22, 2015. In connection with the above refinancing, this note was amended and restated and increased by $2,433,324 of credit facility borrowings. The new principal amount of $5,100,000, which is secured by a mortgage on the Shuckers real estate, is payable in 27 equal quarterly installments of $85,000, commencing on September 1, 2018, with a balloon payment of $2,804,988 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

•	Promissory Note – Oyster House purchase – On November 30, 2016, in connection with the acquisition of the Oyster House properties, the Company issued a promissory note under the Revolving Facility to BHBM for $8,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 60 equal monthly installments of $133,273, commencing on January 1, 2017. In connection with the above refinancing, this note was amended and restated and separated into two notes. The first note, in the principal amount of $3,300,000, is secured by a mortgage on the Oyster House Gulf Shores real estate, is payable in 19 equal quarterly installments of $117,854, commencing on September 1, 2018, with a balloon payment of $1,060,717 on June 1, 2023 and bears interest at LIBOR plus 3.5% per annum. The second note, in the principal amount of $2,200,000, is secured by a mortgage on the Oyster House Spanish Fort real estate, is payable in 27 equal quarterly installments of $36,667, commencing on September 1, 2018, with a balloon payment of $1,209,995 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

Deferred financing costs incurred in connection with the Revolving Facility in the amount of $125,000 are being amortized over the life of the agreements on a straight-line basis and included in interest expense. Amortization expense of approximately $4,900 and $12,000 is included in interest expense for the 13 weeks ended June 30, 2018 and July 1, 2017, respectively. Amortization expense was $13,000 and $35,000 for the 39 weeks ended June 30, 2018 and July 1, 2017, respectively.

Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Revolving Facility as of June 30, 2018.

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

No options or performance-based awards were granted during the 39 week period ended June 30, 2018.

A summary of stock option activity is presented below:

	2018
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	421,800	$17.86	5.2 Years
Options:
Granted	-
Exercised	(42,000)	$14.39
Canceled or expired	-
Outstanding and expected to vest, end of period	379,800	$18.25	4.7 Years	$2,542,642
Exercisable, end of period	379,800	$18.25	4.7 Years	$2,542,642

No compensation costs are included in the Consolidated Condensed Statements of Operations as all has been previously recognized

10.	INCOME TAXES

The Company’s overall effective tax rate in the future will be affected by factors such as the utilization of state and local net operating loss carryforwards, the generation of FICA tax credits and the mix of earnings by state taxing jurisdictions as Nevada does not impose a state income tax, as compared to the other major state and local jurisdictions in which the Company has operations.

On December 22, 2017, the Tax Cuts and Jobs Acts (“TCJA”) was enacted into law. The new legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018, as well as a variety of other changes including limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As such, for the 39 weeks ended June 30, 2018, the Company revised its estimated annual effective rate to reflect the change in the federal statutory rate from 34% to 21%. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year ending September 29, 2018 is estimated to be 24%.

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

Pursuant to SAB 118, the Company recorded a provisional increase to its deferred tax assets and liabilities to reflect the new corporate tax rate. As a result, income tax expense reported for the 39 weeks ended June 30, 2018 was adjusted to reflect the effects of the change in the tax law and resulted in a discrete income tax benefit of approximately $1.2 million. The Company’s accounting for the TCJA was incomplete as of the period ended December 30, 2017 and remains incomplete as of June 30, 2018. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, it may be affected by other analyses related to the TCJA.

The income tax provisions for the 39 week periods ended June 30, 2018 and July 1, 2017 reflect effective tax rates of approximately (19.9)% and 28.0%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate principally due to the discrete income tax benefit recorded in connection with the TCJA. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

For the 13 and 39 week periods ended June 30, 2018, the treasury stock impact of options to purchase 35,000, 154,300 and 190,500 shares of common stock at exercise prices of $12.04, $14.40 and $22.50 per share, respectively, were included in diluted earnings per share.

For the 13 and 39 week periods ended July 1, 2017, the treasury stock impact of options to purchase 66,000, 158,800 and 199,500 shares of common stock at exercise prices of $12.04, $14.40 and $22.50 per share, respectively, were included in diluted earnings per share.

12.	DIVIDENDS

On June 12, 2018, the Board of Directors declared quarterly dividends of $0.25 per share on the Company’s common stock to be paid on July 6, 2018 to shareholders of record at the close of business on June 22, 2018. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

13.	SUBSEQUENT EVENT

On July 29, 2018, the Company’s President and Chief Financial Officer, Robert J. Stewart, passed away at the age of 61. The Company has begun the process of hiring a replacement and expects the position to be filled prior to year-end.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of June 30, 2018, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Condensed Statements of Operations for the 13 and 39 weeks ended June 30, 2018 include revenues and income of approximately $4,167,000 and $9,212,000 and $617,000 and $486,000, respectively, related to the Oyster House properties, which were acquired on November 30, 2016.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended June 30, 2018 and July 1, 2017 each included 13 and 39 weeks.

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

Results of Operations

The Company’s operating income for the 13 weeks ended June 30, 2018 was $3,786,000 as compared to $2,447,000 for the 13 weeks ended July 1, 2017. This increase resulted primarily from income at Sequoia in the current period, which was closed in the same quarter of the prior year.

The following table summarizes the significant components of the Company’s operating results for the 13 and 39 week periods ended June 30, 2018 and July 1, 2017:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	June 30, 2018	July 1, 2017	$	%	June 30, 2018	July 1, 2017	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$43,989	$40,507	$3,482	8.6%	$117,006	$112,374	$4,632	4.1%
Other revenue	811	843	(32)	-3.8%	2,422	2,036	386	19.0%
Total revenues	44,800	41,350	3,450	8.3%	119,428	114,410	5,018	4.4%

COSTS AND EXPENSES:
Food and beverage cost of sales	11,874	11,227	647	5.8%	31,832	30,814	1,018	3.3%
Payroll expenses	14,685	13,776	909	6.6%	41,386	39,402	1,984	5.0%
Occupancy expenses	4,683	4,541	142	3.1%	13,833	13,037	796	6.1%
Other operating costs and expenses	5,658	5,398	260	4.8%	15,972	15,390	582	3.8%
General and administrative expenses	2,859	2,955	(96)	-3.2%	8,461	8,699	(238)	-2.7%
Depreciation and amortization	1,255	1,006	249	24.8%	3,837	3,541	296	8.4%
Total costs and expenses	41,014	38,903	2,111	5.4%	115,321	110,883	4,438	4.0%
RESTAURANT OPERATING INCOME (LOSS)	3,786	2,447	1,339	54.7%	4,107	3,527	580	16.4%
Gain on sale of Rustic Inn, Jupiter	-	-	-	0.0%	-	1,637	(1,637)	N/A
OPERATING INCOME (LOSS)	$3,786	$2,447	$1,339	54.7%	$4,107	$5,164	$(1,057)	-20.5%

Revenues

During the Company’s 13 and 39 week periods ended June 30, 2018, revenues increased 8.3% and 4.4%, respectively, as compared to revenues in the 13 and 39 week periods ended July 1, 2017. These increases resulted primarily from (i) revenues related to the Sequoia in Washington, DC which was closed for renovation for the second and third quarters of fiscal 2017, and (ii) the same-store sales impacts discussed below, partially offset by the permanent closures of Center Café in Washington, DC and the V Bar in Las Vegas as a result of lease expirations.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales increased 2.3% during the third fiscal quarter of 2018 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	June 30, 2018	July 1, 2017	$	%
	(in thousands)

Las Vegas	$11,582	$11,222	$360	3.2%
New York	12,714	12,148	566	4.7%
Washington, DC	916	1,065	(149)	-14.0%
Atlantic City, NJ	1,935	1,938	(3)	-0.2%
Boston	725	891	(166)	-18.6%
Connecticut	520	543	(23)	-4.2%
Alabama	4,167	4,099	68	1.7%
Florida	7,225	6,994	231	3.3%
Same-store sales	39,784	38,900	$884	2.3%
Other	4,205	1,607
Food and beverage sales	$43,989	$40,507

Same-store sales in Las Vegas increased 3.2% primarily as a result of increased traffic near the properties where we operate our restaurants in connection with the opening of the T-Mobile Arena nearby. Same-store sales in New York increased 4.7% primarily as a result of as a result of good weather conditions as compared to the same period of the prior year. Same-store sales in Washington, DC (which excludes Sequoia, which was closed for renovation for the third fiscal quarter of 2017) decreased 14.0% due to decreased traffic at our Thunder Grill property as a result of a major tenant vacating the adjacent space. Same-store sales in Atlantic City were consistent with last year as expected. Same-store sales in Boston decreased 18.6%, primarily as a result of decreased traffic at Faneuil Hall Marketplace where our property is located. Same-store sales in Alabama were consistent with last year as expected. Same-store sales in Florida increased 3.3% as a result of the completion of the road construction project started in the second quarter of fiscal 2016 by the local municipality near The Rustic Inn in Dania Beach, FL. Other food and beverage sales consist of sales related to Sequoia, which was closed in for the entire second and third fiscal quarters of 2017, new restaurants opened or acquired during the applicable period (e.g. the Oyster House properties) and sales related to properties that were closed due to lease expiration and other closures.

Costs and Expenses

Costs and expenses for the 13 and 39 weeks ended June 30, 2018 and July 1, 2017 were as follows (in thousands):

	13 Weeks Ended June 30,	% to Total	13 Weeks Ended July 1,	% to Total	Increase (Decrease)		39 Weeks Ended June 30,	% to Total	39 Weeks Ended July 1,	% to Total	Increase (Decrease)
	2018	Revenues	2017	Revenues	$	%	2018	Revenues	2017	Revenues	$	%

Food and beverage cost of sales	$11,874	26.5%	$11,227	27.2%	$647	5.8%	$31,832	26.7%	$30,814	26.9%	$1,018	3.3%
Payroll expenses	14,685	32.8%	13,776	33.3%	909	6.6%	41,386	34.7%	39,402	34.4%	1,984	5.0%
Occupancy expenses	4,683	10.5%	4,541	11.0%	142	3.1%	13,833	11.6%	13,037	11.4%	796	6.1%
Other operating costs and expenses	5,658	12.6%	5,398	13.1%	260	4.8%	15,972	13.4%	15,390	13.5%	582	3.8%
General and administrative expenses	2,859	6.4%	2,955	7.1%	(96)	-3.2%	8,461	7.1%	8,699	7.6%	(238)	-2.7%
Depreciation and amortization	1,255	2.8%	1,006	2.4%	249	24.8%	3,837	3.2%	3,541	3.1%	296	8.4%
	$41,014		$38,903		$2,111		$115,321		$110,883		$4,438

The decrease in food and beverage costs as a percentage of total revenues for the 13 and 39 weeks ended June 30, 2018 compared to the same periods of last year is primarily the result of a better mix of catering versus a la carte business at our larger properties (i.e. Bryant Park, Sequoia) combined with a slight decrease in commodity prices.

Payroll expenses as a percentage of total revenues for the 13 weeks ended June 30, 2018 decreased as compared to the same period of last year primarily as a result of a better mix of catering versus a la carte business at our larger properties. Payroll expenses as a percentage of total revenues for the 39 weeks June 30, 2018 increased as compared to the same period of last year primarily as a result of minimum wage increases associated with changes to labor laws partially offset by a better mix of catering versus a la carte business at our larger properties.

Occupancy expenses as a percentage of total revenues for the 13 weeks ended June 30, 2018 decreased as compared to the same period of last year primarily as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates. Occupancy expenses as a percentage of total revenues for the 39 weeks ended June 30, 2018 increased as compared to the same period of last year primarily as a result of the timing rents that are paid based on a percentage of sales.

Other operating costs and expenses as a percentage of total revenues for the 13 and 39 weeks ended June 30, 2018 decreased as compared to the same periods of last year as a result of increased sales as many of these costs are fixed.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13 weeks ended June 30, 2018 decreased as compared to the same period of last year primarily as a result of lower headcount partially offset by annual wage increases. General and administrative expenses for the 39 weeks ended June 30 2018 decreased as compared to the same period of last year primarily as a result of lower headcount in the current period and transaction costs of approximately $187,000 incurred in the prior period in connection with the purchase of the Oyster House properties.

Depreciation and amortization expense for the 13 ended June 30, 2018 increased as compared to the same periods of last year primarily as a result of depreciation on the improvements made at the Sequoia property which were placed in service in the four fiscal quarter of 2017. Depreciation and amortization expense for the 39 weeks ended June 30, 2018 increased as compared to the same period of last year primarily as a result of depreciation related to the Sequoia property, partially offset by additional depreciation in the amount of $358,000 related to asset write-offs at Sequoia and Canyon Road (whose lease was transferred to an unrelated party) in the prior period.

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

On December 22, 2017, the Tax Cuts and Jobs Acts (“TCJA”) was enacted into law. The new legislation contains several key tax provisions including the reduction of the corporate income tax rate to 21% effective January 1, 2018, as well as a variety of other changes including limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets and reductions in the amount of executive pay that could qualify as a tax deduction. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. As such, for the 39 weeks ended June 30, 2018, the Company revised its estimated annual effective rate to reflect the change in the federal statutory rate from 34% to 21%. The rate change is administratively effective at the beginning of our fiscal year, using a blended rate for the annual period. As a result, the blended statutory tax rate for the year ending September 29, 2018 is estimated to be 24%.

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

Pursuant to SAB 118, the Company recorded a provisional increase to its deferred tax assets and liabilities to reflect the new corporate tax rate. As a result, income tax expense reported for the 39 weeks ended June 30, 2018 was adjusted to reflect the effects of the change in the tax law and resulted in a discrete income tax benefit of approximately $1.2 million. The Company’s accounting for the TCJA was incomplete as of the period ended December 30, 2017 and remains incomplete as of June 30, 2018. While we were able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, it may be affected by other analyses related to the TCJA.

The income tax provisions for the 39 week periods ended June 30, 2018 and July 1, 2017 reflect effective tax rates of approximately (19.9)% and 28.0%, respectively. The Company expects its effective tax rate for its current fiscal year to be significantly lower than the statutory rate principally due to the discrete income tax benefit recorded in connection with the TCJA. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash provided by operating activities for the 39 weeks ended June 30, 2018 decreased to $7,575,000 as compared to $8,339,000 provided by operations in the same period of last year. This decrease was attributable to changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.

Net cash used in investing activities for the 39 weeks ended June 30, 2018 was $4,638,000 and resulted primarily from purchases of fixed assets at existing restaurants.

Net cash used in investing activities for the 39 weeks ended July 1, 2017 was $12,569,000 and resulted primarily from purchases of fixed assets at existing restaurants, costs associated with the renovation of Sequoia and the cash portion of the purchase of the Oyster House properties in the amount of $3,043,000, partially offset by the net proceeds in the amount of $2,474,000 from the sale of The Rustic Inn in Jupiter, Florida.

Net cash provided by (used in) financing activities for the 39 week periods ended June 30, 2018 and July 1, 2017 of $663,000 and ($2,689,000), respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, offset by borrowings under the credit facility.

The Company had a working capital deficiency of $4,546,000 at June 30, 2018 as compared with a deficiency of $16,072,000 at September 30, 2017. This decrease resulted primarily from the refinancing completed on June 1, 2018 as discussed in Note 7 – Notes Payable Bank. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through August 15, 2019.

On December 5, 2017, March 6, 2018 and June 12, 2018, the Board of Directors declared quarterly dividends of $0.25 per share on the Company’s common stock to be paid on January 3, 2018, April 4, 2018 and July 6, 2018 to shareholders of record at the close of business on December 19, 2017, March 19, 2018 and June 22, 2018. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

The Company was in compliance with all of its financial covenants under the Revolving Facility as of June 30, 2018.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6.   Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:	August 14, 2018

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Michael Weinstein
Michael Weinstein
Interim Chief Financial Officer
(Authorized Signatory and Interim Principal Financial and Accounting Officer)
- 22 -