Form 10-K
period 2018-09-29
ARK RESTAURANTS CORP
filed 2018-12-20
CIK 779544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2018

or,

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

Emerging Growth Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of March 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was $50,978,496.

At December 11, 2018, there were outstanding 3,474,681 shares of the Registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

(1) In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2018 Annual Meeting of Stockholders filed within 120 days of September 29, 2018 or will be included in an amendment to this Form 10-K filed within 120 days of September 29, 2018.

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

Overview

We are a New York corporation formed in 1983. As of the fiscal year ended September 29, 2018, we owned and/or operated 20 restaurants and bars, 19 fast food concepts and catering operations through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended September 29, 2018, five of our restaurant and bar facilities are located in New York City, two are located in Washington, D.C., five are located in Las Vegas, Nevada, three are located in Atlantic City, New Jersey, one is located in the Faneuil Hall Marketplace in Boston, Massachusetts, two are located on the east coast of Florida and two are located on the gulf coast of Alabama.

In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination properties intended to benefit from high patron traffic attributable to the uniqueness of the location and catered events. Most of our properties which have been opened in recent years are of the latter description. As of the fiscal year ended September 29, 2018, these include the operations at the 12 fast food facilities in Tampa, Florida and Hollywood, Florida (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); Durgin Park Restaurant and the Black Horse Tavern in the Faneuil Hall Marketplace in Boston, Massachusetts (2007); Yolos at the Planet Hollywood Resort and Casino in Las Vegas, Nevada (2007); Robert at the Museum of Arts & Design at Columbus Circle in Manhattan (2010); Broadway Burger Bar and Grill at the New York New York Hotel and Casino in Las Vegas, Nevada (2011); Clyde Frazier’s Wine and Dine in Manhattan (2012); Broadway Burger Bar and Grill in the Quarter at the Tropicana Hotel and Casino in Atlantic City, New Jersey (2013), The Rustic Inn in Dania Beach, Florida (2014), Shuckers in Jensen Beach, Florida (2016) and two Original Oyster Houses, one in Gulf Shores, Alabama and one in Spanish Fort, Alabama (2017).

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

4

The following table sets forth the restaurant properties we lease, own and operate as of September 29, 2018:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2032

Bryant Park Grill & Café	Bryant Park New York, New York	1995	25,000	180	(820)	2025

America(4)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2023

Gallagher’s Steakhouse(4)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023

Gonzalez y Gonzalez(4)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2021

Village Eateries (4)(5)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2021

Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035

Thunder Grill	Union Station Washington, D.C.	1999	10,000	500		2019

Gallagher’s Steakhouse	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196		2020

Gallagher’s Burger Bar	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114		2020
5

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

Durgin Park Restaurant and the Black Horse Tavern	Faneuil Hall Marketplace Boston, Massachusetts	2007	18,500	575		2032

Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2026

Clyde Frazier’s Wine and Dine	Tenth Avenue (between 37th and 38th Streets) New York, New York	2012	10,000	250		2032

Broadway Burger Bar and Grill	Tropicana Hotel and Casino Atlantic City, New Jersey	2013	6,825	225		2033

The Rustic Inn	Dania Beach, Florida	2014	16,150	575	(75)	Owned

Southwest Porch (6)	Bryant Park New York, New York	2015	2,240	0	(160)	2025

Shuckers	Jensen Beach, Florida	2016	7,310	220	(170)	Owned

The Original Oyster House	Gulf Shores, Alabama	2017	9,230	300		Owned

The Original Oyster House	Spanish Fort, Alabama	2017	10,500	420		Owned

(1)	Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

(2)	Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.

(3)	Assumes the exercise of all of our available lease renewal options.

(4)	Under the America lease, the sales goal is $6.0 million. Under the Gallagher’s Steakhouse lease the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales
6

goal is $10.0 million. Each of the restaurants is currently operating at a level in excess of the minimum sales level required to exercise the renewal option for each respective restaurant.

(5)	We operate six small food court restaurants and one full-service restaurant in the Village Eateries food court at the New York-New York Hotel & Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.

(6)	This location is for a kiosk located at Bryant Park, New York, NY and all seating is outdoors.

(*)	Represents common area seating.

The following table sets forth our less than wholly-owned properties that are managed by us, which have been consolidated as of September 29, 2018 – see Notes 1 and 2 to the Consolidated Financial Statements:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)

El Rio Grande (4)(5)	Third Avenue (between 38th and 39th Streets) New York, New York	1987	4,000	160		2029

Tampa Food Court(6)(7)	Hard Rock Hotel and Casino Tampa, Florida	2004	4,000	250	(*)	2029

Hollywood Food Court(6)(7)	Hard Rock Hotel and Casino Hollywood, Florida	2004	5,000	250	(*)	2029

Lucky Seven(6)	Foxwoods Resort Casino Ledyard, Connecticut	2006	4,825	4,000	(**)	2026

(1)	Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.

(2)	Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.

(3)	Assumes the exercise of all our available lease renewal options.

(4)	Management fees earned, which have been eliminated in consolidation, are based on a percentage of cash flow of the restaurant.

(5)	We own a 19.2% interest in the partnership that owns El Rio Grande.
7

(6)	Management fees earned, which have been eliminated in consolidation, are based on a percentage of gross sales of the restaurant.

(7)	We own a 64.4% interest in the partnership that owns the Tampa and Hollywood Food Courts.

(*)	Represents common area seating.

(**)	Represents number of seats in the Bingo Hall at the Foxwoods Resort and Casino where our restaurant is located.

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

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan discussed above. The principal and accrued interest related to this note in the amounts of $1,928,000 and $1,871,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the Consolidated Balance Sheets at September 29, 2018 and September 30, 2017, respectively.

On June 7, 2018, the New Jersey State Legislature voted to legalize sports betting at casinos and racetracks in the state. Pursuant to this legislature NMR opened a sports book in partnership with Fanduel, a leading provider of daily fantasy sports, in June 2018.

Recent Restaurant Dispositions and Charges

Lease Expirations – The Company was advised by the landlord that it would have to vacate The Grill at Two Trees property at the Foxwoods Resort and Casino in Ledyard, CT, which had a no rent lease. The closure of this property occurred on January 1, 2017 and did not result in a material charge to the Company’s operations.

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operates its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately $5,200,000. Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for $8,250,000. In connection with the sale, Ark Jupiter and 1065 A1A, LLC entered into a temporary lease and sub-lease arrangement which expired on July 18, 2017. The Company vacated the space in June. In connection with these transactions the Company recognized a gain in the amount of $1,637,000 during the year ended September 30, 2017.

The Company transferred its lease and the related assets of Canyon Road located in New York, NY to a former employee. In connection with this transfer, the Company recognized an impairment loss in the amount of $75,000 which is included in depreciation and amortization expense for the year ended September 30, 2017.

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

Competition

The hospitality industry is highly competitive and is often affected by changes in taste and entertainment trends among the public, by local, national and economic conditions affecting spending habits, and by population and traffic patterns. We believe that the principal means of competition among restaurants include the location, type and quality of facilities and the type, quality and price of beverage and food served.

Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned, some with substantially greater financial resources than we do. Their resources and market presence may provide advantages in marketing, purchasing and negotiating leases. We compete with other restaurant and retail establishments for sites and finding management personnel.

Employees

At November 30, 2018, we employed 2,102 persons (including employees at managed facilities), 585 of whom were full-time employees, and 1,517 of whom were part-time employees; 49 of whom were headquarters personnel, 135 of whom were restaurant management personnel, 1,323 of whom were kitchen personnel and 595 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may adversely affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.

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

Seasonal Nature of Business

Our business is highly seasonal. The second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter. We achieve our best results during the warm weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year.

Available Information

We make available free of charge through our Internet website, www.arkrestaurants.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to these reports and statements filed or furnished pursuant to Section 13(a) and Section 16 of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the United States Securities and Exchange Commission, or SEC.

The above information is also available at the SEC’s Office of Investor Education and Advocacy at United States Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C. 20549-0213 or obtainable by calling the SEC at (800) 732-0330. In addition, the SEC maintains an Internet website at www.sec.gov, where the above information can be viewed.

Our principal executive offices are located at 85 Fifth Avenue, New York, New York 10003, and our telephone number is (212) 206-8800. Unless the context specifically requires otherwise, the terms the “Company,” “Ark,” “we,” “us” and “our” mean Ark Restaurants Corp., a Delaware corporation, and its consolidated subsidiaries.

Item 1A.	Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our restaurant facilities and our executive offices, with the exception of The Rustic Inn in Dania Beach, Florida, Shuckers in Jensen Beach, Florida and the two Original Oyster House properties in Alabama, are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of September 29, 2018, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Fiscal Year Lease Terms Expire	Number of Facilities

2019-2023	5
2024-2028	7
2029-2034	9
2034-2038	1
12

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

Market for Our Common Stock

Our Common Stock, $.01 par value, is traded on the Nasdaq Capital Market under the symbol “ARKR.”

As of December 11, 2018, there were 30 holders of record of our common stock and approximately an additional 1,654 beneficial owners.

Dividend Policy

On December 7, 2016, March 1, 2017, June 5, 2017, September 6, 2017, December 5, 2017, March 6, 2018, June 12, 2018, September 17, 2018 and December 5, 2018 our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Purchases of Equity Securities by Issuer and Affiliated Purchases

There were no purchases made during the fourth quarter of the issuer’s fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has options outstanding under two stock option plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire ten years after the date of grant. No additional options are available for grant under the 2010 plan.

On August 10, 2018, options to purchase 5,000 shares of common stock were granted at an exercise price of $20.36 per share and on September 4, 2018 options to purchase 20,000 shares of common stock were granted at an exercise price of $22.30 per share. Both grants are exercisable as to 50% of the shares commencing on the date of grant and as to an additional 50% commencing on the first anniversary of the date of grant. Such options had an aggregate grant date fair value of approximately $94,000. The Company did not grant any options during the year ended September 30, 2017.

During the year ended September 29, 2018, options to purchase 26,050 shares of common stock at a weighted average exercise price of $18.60 per share expired unexercised or were forfeited. During the year ended September 30, 2017, options to purchase 90,000 shares of common stock at a weighted average exercise price of $32.15 per share expired unexercised.

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at September 29, 2018:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	378,750	$18.46	475,000
Equity compensation plans not approved by shareholders[1]	None	N/A	None
Total	378,750	$18.46	475,000

Of the 378,750 options outstanding on September 29, 2018, 173,625 were held by the Company’s officers and directors.

(1)	The Company has no equity compensation plan that was not approved by shareholders.

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

Stock Performance Graph

The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing September 28, 2013 and ending September 29, 2018 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on September 28, 2013 and that all dividends paid by companies included in each index were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ark Restaurants Corp., the NASDAQ Composite Index,
and SIC Code 5812 - Eating & Drinking Places

*$100 invested on 9/28/13 in stock or 9/30/13 in index, including reinvestment of dividends.

Indexes calculated on month-end basis.

	Cumulative Total Return
	9/28/13	9/27/14	10/3/15	9/30/16	9/30/17	9/30/18

Ark Restaurants Corp.	$100.00	$ 108.06	$115.69	$118.17	$133.70	$132.91
NASDAQ Composite	100.00	121.64	127.37	148.79	183.54	230.21
SIC Code 5812 - Eating & Drinking Places	100.00	104.42	126.61	132.00	153.65	177.56
16

Item 6.	Selected Consolidated Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of September 29, 2018, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The Consolidated Statement of Income for the year ended September 30, 2017 includes revenues and operating income of approximately $11,804,000 and $1,243,000, respectively, related to the Oyster House properties on the gulf coast of Alabama, which were acquired on November 30, 2016.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended September 29, 2018 and September 30, 2017 included 52 weeks.

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

Results of Operations

The Company’s restaurant operating income of $5,032,000 for the year ended September 29, 2018 decreased 6.3% compared to restaurant operating income of $5,371,000 (which excludes the recognition of a gain in the amount of $1,637,000 in connection with the sale of the real estate underlying our Rustic Inn, Jupiter, FL property) for the year ended September 30, 2017. This decrease resulted primarily from poor weather conditions in the Northeast during the fourth quarter of fiscal 2018, partially offset by: (a) an increase in operating income in 2018 at Sequoia in Washington, DC, which was closed for renovation for the second and third quarters of fiscal 2017, and (b) an increase in operating income at The Rustic Inn in Dania Beach, FL as a result of the completion of the road construction project in early fiscal 2018 that was started in the second quarter of fiscal 2016 by the local municipality.

The following table summarizes the significant components of the Company’s operating results for the years ended September 29, 2018 and September 30, 2017, respectively:

	Year Ended		Variance
	September 29, 2018	September 30, 2017	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$156,837	$151,196	$5,641	3.7%
Other revenue	3,153	2,681	472	17.6%
Total revenues	159,990	153,877	6,113	4.0%

COSTS AND EXPENSES:
Food and beverage cost of sales	43,036	41,597	1,439	3.5%
Payroll expenses	55,620	53,074	2,546	4.8%
Occupancy expenses	18,577	17,100	1,477	8.6%
Other operating costs and expenses	21,437	20,690	747	3.6%
General and administrative expenses	11,214	11,504	(290)	-2.5%
Depreciation and amortization	5,074	4,541	533	11.7%
Total costs and expenses	154,958	148,506	6,452	4.3%

RESTAURANT OPERATING INCOME	5,032	5,371	(339)	-6.3%
Gain on sale of Ark Jupiter RI LLC	-	1,637	(1,637)	N/A
OPERATING INCOME	$5,032	$7,008	$(1,976)	-28.2%

Revenues

During the Company’s year ended September 29, 2018 (“fiscal 2018”), revenues increased 4.0% compared to the year ended September 30, 2017 (“fiscal 2018”). This increase resulted primarily from: (i) revenues related to the Sequoia in Washington, DC which was closed for renovation for the second and third quarters of fiscal 2017, (ii) revenues related to The Oyster House properties in Gulf Shores, Alabama (which were acquired on November 30, 2016), and (iii) the same-store sales impacts discussed below, partially offset by revenues related to the Rustic Inn, Jupiter, which was closed in June 2017.

Food and Beverage Same-Store Sales

On a Company-wide basis, same store food and beverage sales decreased 1.7% for the year ended September 29, 2018 as compared to the year ended September 30, 2017 as follows:

	Year Ended		Variance
	September 29, 2018	September 30, 2017	$	%
	(in thousands)

Las Vegas	$47,852	$45,852	$2,000	4.4%
New York	39,636	39,887	(251)	-0.6%
Washington, DC	3,112	3,573	(461)	-12.9%
Atlantic City, NJ	7,406	7,536	(130)	-1.7%
Boston	2,839	3,235	(396)	-12.2%
Connecticut	2,120	2,156	(36)	-1.7%
Alabama	11,924	11,804	120	1.0%
Florida	28,068	26,467	1,601	6.0%
Same store sales	142,957	140,510	$2,447	1.7%
Other	13,880	10,686
Food and beverage sales	$156,837	$151,196

Same-store sales in Las Vegas increased 4.4% primarily as a result of increased traffic near the properties where we operate our restaurant in connection with the opening of the T-Mobile Arena nearby. Same-store sales in New York decreased 0.6%, primarily as a result of poor weather conditions during the months in which our properties with outdoor seating areas are open, partially offset by strong catering revenues. Same-store sales in Washington, DC (which excludes Sequoia, which was closed for renovation for the second and third fiscal quarter of 2017) decreased 12.9% due to decreased traffic at our Thunder Grill property as a result of a major tenant vacating the adjacent space. Same-store sales in Atlantic City decreased 1.7% primarily due to decreased traffic at the properties in which we operate our restaurants as a result of the re-opening of two properties in June 2018. Same-store sales in Boston decreased 12.2% primarily as a result of decreased traffic at Faneuil Hall Marketplace where our property is located. Same-store sales in Connecticut decreased 1.7% due to declining traffic at the Foxwoods Resort and Casino where our properties are located. Same-store sales in Alabama were consistent with last year as expected. Same-store sales in Florida increased 6.0% as a result of the completion of the road construction project started in the second quarter of fiscal 2016 by the local municipality near The Rustic Inn in Dania Beach, FL. Other food and beverage sales consist of sales related to Sequoia, which was closed in for the entire second and third fiscal quarters of 2017, new restaurants opened or acquired during the applicable period (e.g. the Oyster House properties in 2017) and sales related to properties that were closed due to lease expiration and other closures.

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

Other Revenue

Included in Other Revenues are purchase service fees which represent commissions earned by a subsidiary of the Company for providing purchasing services to other restaurant groups, as well as license fees, property management fees and other rentals. The increase in Other Revenue for fiscal 2018 as compared to fiscal 2017 is primarily due to an increase in property management fees and other rentals partially offset by decreased purchase service fees.

Costs and Expenses

Costs and expenses for the years ended September 29, 2018 and September 30, 2017 were as follows (in thousands):

	Year Ended September 29,	% to Total	Year Ended September 30,	% to Total	Increase (Decrease)
	2018	Revenues	2017	Revenues	$	%

Food and beverage cost of sales	$43,036	26.9%	$41,597	27.0%	$1,439	3.5%
Payroll expenses	55,620	34.8%	53,074	34.5%	2,546	4.8%
Occupancy expenses	18,577	11.6%	17,100	11.1%	1,477	8.6%
Other operating costs and expenses	21,437	13.4%	20,690	13.4%	747	3.6%
General and administrative expenses	11,214	7.0%	11,504	7.5%	(290)	-2.5%
Depreciation and amortization	5,074	3.2%	4,541	3.0%	533	11.7%
	$154,958		$148,506		$6,452

The small decrease in food and beverage costs as a percentage of total revenues for the year ended September 29, 2018 compared to the same period of last year is primarily the result of a better mix of catering versus a la carte business at our larger properties (i.e. Bryant Park, Sequoia) combined with a taking advantage of bulk purchasing discounts offset by higher commodity prices.

Payroll expenses as a percentage of total revenues for the year ended September 29, 2018 increased as compared to the same period of last year primarily as a result of minimum wage increases associated with changes to labor laws partially offset by a better mix of catering versus a la carte business at our larger properties.

Occupancy expenses as a percentage of total revenues increased as compared to the same period of last year as a result of rents that are paid based on a percentage of sales and base rent increase at our other properties, partially offset by higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates (The Rustic Inn in Dania Beach, FL, Shuckers in Jensen Beach, FL and The Oyster House properties in Gulf Shores, Alabama).

Other operating costs and expenses as a percentage of total revenues for fiscal 2018 were consistent with fiscal 2017.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for fiscal 2018 decreased as compared to the same period of last year primarily as a result of lower headcount partially offset by annual wage increases.

Depreciation and amortization expense for fiscal 2018 increased as compared to the same period of last year primarily as a result of depreciation on the improvements made at our Sequoia property which were placed in service in the fourth fiscal quarter of 2017, partially offset by additional depreciation in the amount of $358,000 related to asset write-offs at Sequoia and Canyon Road (whose lease was transferred to an unrelated party) in fiscal 2017.

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

On December 22, 2017 the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) accelerated expensing on certain qualified property; (4) creating a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (5) eliminating the corporate alternative minimum tax; and (6) further limitations on the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017. As the reduction in the U.S. federal corporate tax rate is administratively effective on January 1, 2018, our blended U.S. federal tax rate for the year ended September 29, 2018 was approximately 24%.

In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

In connection with the TCJA, the Company recorded an income tax benefit of $1,382,000 related to the re-measurement of our deferred tax assets and liabilities for the reduced U.S. federal corporate tax rate of 21%. The Company’s accounting for the TCJA is complete as of September 29, 2018 with no significant differences from our provisional estimates recorded during interim periods.

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

Net cash provided by operating activities for fiscal 2018 decreased to $9,575,000 as compared to $10,350,000 in fiscal 2017. This decrease was attributable to changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.

Net cash used in investing activities for fiscal 2018 was $5,050,000 and resulted primarily from purchases of fixed assets at existing restaurants and costs associated with the renovation of Sequoia.

Net cash used in investing activities for fiscal 2017 was $14,641,000 and resulted primarily from purchases of fixed assets at existing restaurants, costs associated with the renovation of Sequoia and the cash portion of the purchase of The Oyster House properties in the amount of $3,043,000, partially offset by the net proceeds in the amount of $2,474,000 from the sale of The Rustic Inn in Jupiter, Florida

Net cash used in financing activities for the years ended September 29, 2018 and September 30, 2017 of $919,000 and $1,542,000, respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, offset by borrowings under the credit facility.

The Company had a working capital deficiency of $4,628,000 at September 29, 2018 as compared with a deficiency of $16,072,000 at September 30, 2017. This decrease resulted primarily from the refinancing completed on June 1, 2018 as discussed in Note 9 – Notes Payable Bank. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through December 31, 2019.

On January 4, 2018, April 4, 2018, July 6, 2018 and October 12, 2018, the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

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

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operated its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately $5,200,000. Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for $8,250,000. In connection with the sale, Ark Jupiter and 1065 A1A, LLC entered into a temporary lease and sub-lease arrangement which expired on July 18, 2017. The Company vacated the space in June 2017. In connection with these transactions the Company recognized a gain in the amount of $1,637,000 during the year ended September 30, 2017.

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

Recoverability of Investment in New Meadowlands Racetrack (“NMR”)

The carrying value of our Investment in Meadowlands Newmark LLC, which has a 63.7% ownership in NMR, is determined using the cost method. In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable, if dividends are declared. We review our Investment in NMR each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on its fair value.

As a result, we performed an assessment of the recoverability of our indirect Investment in NMR as of September 29, 2018 which involved critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in Northern New Jersey which is the most heavily weighted assumption and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.

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

Goodwill and Trademarks

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 29, 2018, the Company performed a qualitative assessment of factors to determine whether further impairment testing is required. Based on the results of the work performed, the Company has concluded that no impairment loss was warranted at September 29, 2018. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

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

Recent Developments

See Note 15 of Notes to Consolidated Financial Statements for a description of recent developments that have occurred subsequent to September 29, 2018.

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

Evaluation of Disclosure Controls and Procedures.

As of September 29, 2018 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 29, 2018. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 29, 2018 based upon the criteria set forth in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 29, 2018.

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

Changes in Internal Control Over Financial Reporting

On July 29, 2018, the Company’s President and Chief Financial Officer, Robert J. Stewart, passed away at the age of 61. The Company hired a new Chief Financial Officer on September 4, 2018. There have been no other changes in our internal control over financing reporting that occurred during the quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy is available free of charge through our Internet website, www.arkrestaurants.com, under the “Investors--Corporate Governance” caption.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets -- at September 29, 2018 and September 30, 2017	F-2

		Consolidated Statements of Income – years ended September 29, 2018 and September 30, 2017	F-3

		Consolidated Statements of Changes in Equity -- years ended September 29, 2018 and September 30, 2017	F-4

		Consolidated Statements of Cash Flows -- years ended September 29, 2018 and September 30, 2017	F-5

		Notes to Consolidated Financial Statements	F-6

	(2)	Financial Statement Schedules

None.

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.
30

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Ark Restaurants Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries (the “Company”) as of September 29, 2018 and September 30, 2017, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended September 29, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended September 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditors since 2004.

Jericho, New York

December 20, 2018

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	September 29, 2018	September 30, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $181 at September 29, 2018 and $363 at September 30, 2017 related to VIEs)	$5,012	$1,406
Accounts receivable (includes $354 at September 29, 2018 and $367 at September 30, 2017 related to VIEs)	3,452	3,353
Employee receivables	386	399
Inventories (includes $19 at September 29, 2018 and $22 at September 30, 2017 related to VIEs)	2,094	1,992
Prepaid and refundable income taxes (includes $241 at September 29, 2018 and $226 at September 30, 2017 related to VIEs)	721	945
Prepaid expenses and other current assets (includes $51 at September 29, 2018 and $63 at September 30, 2017 related to VIEs)	1,547	1,988
Total current assets	13,212	10,083
FIXED ASSETS - Net (includes $0 at September 29, 2018 and $6 at September 30, 2017 related to VIEs)	45,264	45,215
INTANGIBLE ASSETS - Net	349	409
GOODWILL	9,880	9,880
TRADEMARKS	3,331	3,331
DEFERRED INCOME TAXES	2,988	1,491
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	7,036	6,979
OTHER ASSETS (includes $82 at September 29, 2018 and $71 at September 30, 2017 related to VIEs)	2,677	2,679
TOTAL ASSETS	$84,737	$80,067

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $158 at September 29, 2018 and $116 at September 30, 2017 related to VIEs)	$5,019	$4,750
Accrued expenses and other current liabilities (includes $348 at September 29, 2018 and $260 at September 30, 2017 related to VIEs)	10,702	10,176
Dividend payable	868	857
Borrowings under credit facility	-	6,198
Current portion of notes payable	1,251	4,174
Total current liabilities	17,840	26,155
OPERATING LEASE DEFERRED CREDIT (includes ($21) at September 29, 2018 and $51 at September 30, 2017 related to VIEs)	3,301	3,648
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	19,860	7,824
TOTAL LIABILITIES	41,001	37,627

COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,470 shares at September 29, 2018 and 3,428 shares at September 30, 2017	35	34
Additional paid-in capital	12,897	12,639
Retained earnings	29,364	27,771
Total Ark Restaurants Corp. shareholders’ equity	42,296	40,444
NON-CONTROLLING INTERESTS	1,440	1,996
TOTAL EQUITY	43,736	42,440
TOTAL LIABILITIES AND EQUITY	$84,737	$80,067

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	Year Ended
	September 29, 2018	September 30, 2017

REVENUES:
Food and beverage sales	$156,837	$151,196
Other revenue	3,153	2,681
Total revenues	159,990	153,877

COSTS AND EXPENSES:
Food and beverage cost of sales	43,036	41,597
Payroll expenses	55,620	53,074
Occupancy expenses	18,577	17,100
Other operating costs and expenses	21,437	20,690
General and administrative expenses	11,214	11,504
Depreciation and amortization	5,074	4,541
Total costs and expenses	154,958	148,506

RESTAURANT OPERATING INCOME	5,032	5,371

Gain on sale of Ark Jupiter RI, LLC	-	1,637
OPERATING INCOME	5,032	7,008
OTHER (INCOME) EXPENSE:
Interest expense	1,163	753
Interest income	(57)	(170)
Total other (income) expense, net	1,106	583
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	3,926	6,425
Provision (benefit) for income taxes	(1,147)	1,668
CONSOLIDATED NET INCOME	5,073	4,757
Net income attributable to non-controlling interests	(418)	(718)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$4,655	$4,039

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$1.35	$1.18
Diluted	$1.31	$1.14

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,439	3,424
Diluted	3,549	3,531

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In	Retained	Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interests	Equity
BALANCE - October 1, 2016	3,423	$34	$12,942	$27,158	$40,134	$2,570	$42,704

Net income	-	-	-	4,039	4,039	718	4,757
Exercise of stock options	5	-	72	-	72	-	72
Tax benefit on exercise of stock options	-	-	14	-	14	-	14
Change in excess tax benefits from stock-based compensation	-	-	(389)	-	(389)	-	(389)
Distributions to non-controlling interests	-	-	-	-	-	(1,292)	(1,292)
Dividends paid - $1.00 per share	-	-	-	(3,426)	(3,426)	-	(3,426)

BALANCE - September 30, 2017	3,428	34	12,639	27,771	40,444	1,996	42,440

Cumulative effect adjustment related to adoption of ASU 2016-09	-	-	(392)	392	-	-	-

BALANCE - October 1, 2017	3,428	34	12,247	28,163	40,444	1,996	42,440

Net income	-	-	-	4,655	4,655	418	5,073
Exercise of stock options	42	1	603	-	604	-	604
Stock-based compensation	-	-	47	-	47	-	47
Distributions to non-controlling interests	-	-	-	-	-	(974)	(974)
Dividends accrued and paid - $1.00 per share	-	-	-	(3,454)	(3,454)	-	(3,454)

BALANCE - September 29, 2018	3,470	$35	$12,897	$29,364	$42,296	$1,440	$43,736

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	September 29, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$5,073	$4,757
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	47	-
Loss on closure of restaurants	-	120
Gain on sale of Ark Jupiter RI, LLC	-	(1,637)
Loss on disposal of assets	-	283
Deferred income taxes	(1,497)	1,550
Accrued interest on note receivable from NMR	(57)	(56)
Depreciation and amortization	5,074	4,132
Amortization of deferred financing costs	21	46
Operating lease deferred credit	(347)	72
Changes in operating assets and liabilities:
Accounts receivable	(99)	397
Inventories	(102)	193
Prepaid, refundable and accrued income taxes	224	(1,373)
Prepaid expenses and other current assets	441	546
Other assets	2	(175)
Accounts payable - trade	269	1,874
Accrued expenses and other current liabilities	526	(379)
Net cash provided by operating activities	9,575	10,350

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(5,063)	(13,904)
Loans and advances made to employees	(136)	(121)
Payments received on employee receivables	149	175
Proceeds from the sale of Ark Jupiter RI, LLC	-	2,474
Purchase of the Oyster House	-	(3,043)
Additional investment in Meadowlands Newmark LLC	-	(222)
Net cash used in investing activities	(5,050)	(14,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,067)	(3,951)
Borrowings under credit facility	5,086	6,198
Payment of debt financing costs	(125)	-
Dividends paid	(3,443)	(2,569)
Proceeds from issuance of stock upon exercise of stock options	604	72
Distributions to non-controlling interests	(974)	(1,292)
Net cash used in financing activities	(919)	(1,542)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,606	(5,833)
CASH AND CASH EQUIVALENTS, Beginning of year	1,406	7,239
CASH AND CASH EQUIVALENTS, End of year	$5,012	$1,406

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,008	$707
Income taxes	$127	$1,490
Non-cash financing activities:
Note payable in connection with the purchase of the Oyster House	$-	$8,000
Change in excess tax benefits from stock-based compensation	$-	$(389)
Refinancing of credit facility borrowings to term notes	$4,430	$-
Accrued dividend	$868	$857

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 29, 2018, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

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

The Company had a working capital deficiency of $4,628,000 at September 29, 2018. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through December 31, 2019.

Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 29, 2018 and September 30, 2017 included 52 weeks.

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

As of September 29, 2018 the Company had accounts receivable balances due from two hotel operators totaling 47% of total accounts receivable. As of September 30, 2017, the Company had accounts receivable balances due from two hotel operators totaling 39% of total accounts receivable.

For the years ended September 29, 2018 and September 30, 2017, the Company made purchases from one vendor that accounted for 10% of total purchases.

As of September 29, 2018, all debt outstanding is with one lender (see Note 9 – Notes Payable – Bank)

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

Long-lived Assets — Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. Based on this analysis, no impairment charges were warranted at September 29, 2018. See Notes 4 and 10 for information regarding impairment charges for the year ended September 30, 2017.

Goodwill and Trademarks — Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Trademarks are considered to have an indefinite life. Goodwill and trademarks are not amortized, but are subject to impairment analysis at least once annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 29, 2018 and September 30, 2017, the Company performed qualitative assessments of factors to determine whether further impairment testing is required. Based on this assessment, no impairment losses were warranted at September 29, 2018 and September 30, 2017 as the fair value of the Company’s equity is well in excess of its carrying amount. Qualitative factors considered in this assessment include industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the Consolidated Statements of Income.

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

The Company offers customers the opportunity to purchase gift certificates. At the time of purchase by the customer, the Company records a gift certificate liability for the face value of the certificate purchased. The Company recognizes the revenue and reduces the gift certificate liability when the certificate is redeemed. The Company does not reduce its recorded liability for potential non-use of purchased gift cards. As of September 29, 2018 and September 30, 2017, the total liability for gift cards in the amounts of approximately $170,000 and $158,000, respectively, are included in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheets.

Additionally, the Company presents sales tax on a net basis in its consolidated financial statements.

Occupancy Expenses — Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.

Defined Contribution Plan — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended September 29, 2018 and September 30, 2017, the Company did not make any contributions to the Plan.

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

Stock-based Compensation — Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. The Company measures stock-based compensation at the grant date based on the estimated fair value of the award and recognize the cost (net of estimated forfeitures) as compensation expense on a straight-line basis over the requisite service period. Upon exercise of options, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense.

Recently Adopted Accounting Standards — In March 2016, the Financial Accounting Standard Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation – Improvements to Employee Share-Based Payment Accounting, which contains amended guidance for share-based payment accounting. We adopted the provisions of this standard during the first quarter of 2018. Under ASU 2016-09, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense as of October 1, 2017. Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of Additional paid-in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits. As a result of the adoption of ASU 2016-09 we have recorded a cumulative effect adjustment as of October 1, 2017 in the amount of $392,000 and reduced income tax expense by approximately $135,000 for the year ended September 29, 2018. The ASU clarifies the classification of certain share based payment activities within the statements of cash flows. We have elected to prospectively present the amount of excess tax benefits related to stock compensation as a component of cash flows from operating activities and not adjust prior periods. Additionally, cash payments made to taxing authorities on an employee’s behalf when directly withholding shares for tax-withholding purposes, which were previously included as cash flows from operating activities, are now required to be presented as cash flows from financing activities within the statement of cash flows. Such amounts were not material to our consolidated financial statements.

New Accounting Standards Not Yet Adopted — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The guidance provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This update is effective for the Company in the first quarter of fiscal 2019, which is when we plan to adopt these provisions. This update permits the use of either the retrospective or cumulative effect transition method, however we have not yet selected a transition method. Upon initial evaluation, we do not believe this guidance will have a significant impact on our recognition of revenue from company-owned restaurants, which is our primary source of revenue. We are continuing to evaluate the effect this guidance will have on other, less significant revenue sources, including catering revenues. The Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may, in conjunction with the completion of the Company’s overall assessment of the new guidance, impact the Company’s current conclusions.

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

In August 2018, the FASB issued ASU No. 2018-16 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which provides guidance for the accounting for implementation costs of hosting arrangements that are considered service contracts. This pronouncement is effective for annual periods beginning after December 15, 2020 and interim periods within annual periods after December 15, 2021. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements. .

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	September 29, 2018	September 30, 2017
	(in thousands)

Cash and cash equivalents	$181	$363
Accounts receivable	354	367
Inventories	19	22
Prepaid and refundable income taxes	241	226
Prepaid expenses and other current assets	51	63
Due from Ark Restaurants Corp. and affiliates (1)	338	534
Fixed assets - net	-	6
Other assets	82	71
Total assets	$1,266	$1,652

Accounts payable - trade	$158	$116
Accrued expenses and other current liabilities	348	260
Operating lease deferred credit	(21)	51
Total liabilities	485	427
Equity of variable interest entities	781	1,225
Total liabilities and equity	$1,266	$1,652

(1)	Amounts due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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
$11,043

The Consolidated Statement of Income for the year ended September 30, 2017 includes revenues and pre-tax income of approximately $11,804,000 and $1,243,000, respectively, related to the Oyster House properties. The unaudited pro forma financial information set forth below is based upon the Company’s historical Consolidated Statements of Income for the year ended September 30, 2017 and includes the results of operations for the Oyster House properties for the periods prior to acquisition. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of the Oyster House properties occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

Year Ended
September 30, 2017
(unaudited)

Total revenues	$155,690
Net income	$4,246
Net income per share - basic	$1.24
Net income per share - diluted	$1.20

Basic	3,424
Diluted	3,531

4.	RECENT RESTAURANT DISPOSITIONS

Lease Expirations – The Company was advised by the landlord that it would have to vacate The Grill at Two Trees property at the Foxwoods Resort and Casino in Ledyard, CT, which had a no rent lease. The closure of this property occurred on January 1, 2017 and did not result in a material charge.

Other – On November 18, 2016, Ark Jupiter RI, LLC (“Ark Jupiter”), a wholly-owned subsidiary of the Company, entered into a ROFR Purchase and Sale Agreement (the “ROFR”) with SCFRC-HWG, LLC, the landlord (the “Seller”) to purchase the land and building in which the Company operated its Rustic Inn location in Jupiter, Florida. The Seller had entered into a Purchase and Sale Agreement with a third party to sell the premises; however, Ark Jupiter’s lease provided the Company with a right of first refusal to purchase the property. Ark Jupiter exercised the ROFR on October 4, 2016 and made a ten (10%) percent deposit on the purchase price of approximately $5,200,000. Concurrent with the execution of the ROFR, Ark Jupiter entered into a Purchase and Sale Agreement with 1065 A1A, LLC to sell this same property for $8,250,000. In connection with the sale, Ark Jupiter and 1065 A1A, LLC entered into a temporary lease and sub-lease arrangement which expired on July 18, 2017. The Company vacated the space in June 2017. In connection with these transactions the Company recognized a gain in the amount of $1,637,000 during the year ended September 30, 2017.

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

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. We have determined that AM VIE is a variable interest entity. However, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb any expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party) which aggregated approximately $0 and $9,000 at September 29, 2018 and September 30, 2017, respectively, and are included in Prepaid Expenses and Other Current Assets in the Consolidated Balance Sheets.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan discussed above. The principal and accrued interest related to this note in the amounts of $1,928,000 and $1,871,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the Consolidated Balance Sheets at September 29, 2018 and September 30, 2017, respectively.

In accordance with the cost method, our initial investment is recorded at cost and we record dividend income when applicable, if dividends are declared. We review our Investment in NMR each reporting period to determine whether a significant event or change in circumstances has occurred that may have an adverse effect on its fair value, such as the defeat of the referendum for casino gaming in Northern New Jersey in November 2016. No events or changes in circumstances have occurred during the year ended September 29, 2018 that have had a significant adverse effect on the fair value our Investment in NMR. As a result of the above, no impairment was deemed necessary as of September 29, 2018.

6.	FIXED ASSETS

Fixed assets consist of the following:

	September 29, 2018	September 30, 2017
	(In thousands)

Land and building	$18,029	$17,164
Leasehold improvements	53,310	50,127
Furniture, fixtures and equipment	37,910	35,978
Construction in progress	59	980
	109,308	104,249
Less: accumulated depreciation and amortization	64,044	59,034

	$45,264	$45,215

Depreciation and amortization expense related to fixed assets for the years ended September 29, 2018 and September 30, 2017 was $5,014,000 and $4,096,000, respectively.

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

7.	INTANGIBLE ASSETS, GOODWILL AND TRADEMARKS

Intangible assets consist of the following:

	September 29, 2018	September 30, 2017
	(In thousands)

Purchased leasehold rights (a)	$2,395	$2,395
Noncompete agreements and other	253	253
	2,648	2,648
Less accumulated amortization	2,299	2,239

Total intangible assets	$349	$409

(a)	Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.

Amortization expense related to intangible assets for the years ended September 29, 2018 and September 30, 2017 was $60,000 and $42,000, respectively. Amortization expense for each of the next five years is expected to be $38,000.

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

The changes in the carrying amount of goodwill and trademarks for the years ended September 29, 2018 and September 30, 2017 are as follows:

	Goodwill	Trademarks
	(In thousands)

Balance as of October 1, 2016	$7,895	$1,611

Acquired during the year	1,985	1,720

Impairment losses	-	-

Balance as of September 30, 2017	9,880	3,331

Acquired during the year	-	-

Impairment losses	-	-

Balance as of September 29, 2018	$9,880	$3,331

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 29, 2018	September 30, 2017
	(In thousands)

Sales tax payable	$820	$813
Accrued wages and payroll related costs	3,226	2,475
Customer advance deposits	4,439	4,186
Accrued occupancy and other operating expenses	2,217	2,702
	$10,702	$10,176

9.	NOTES PAYABLE – BANK

Long-term debt consists of the following:

	September 29,	September 30,
	2018	2017
	(In thousands)

Promissory Note - Rustic Inn purchase	$4,327	$2,290
Promissory Note - Shuckers purchase	5,015	3,083
Promissory Note - Oyster House purchase	5,346	6,667
Credit Facility	6,568	6,198

	21,256	18,238
Less: Current maturities	(1,251)	(10,372)
Less: Unamortized deferred financing costs	(145)	(42)

Long-term debt	$19,860	$7,824

On June 1, 2018, the Company refinanced its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “New Revolving Facility”), which expires on May 31, 2021. The New Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $25,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the New Revolving Facility are payable upon maturity of the New Revolving Facility with interest payable monthly at LIBOR plus 3.25%, subject to adjustment based on certain ratios. As of September 29, 2018 and September 30, 2017, borrowings of $6,568,000 and $6,198,000, respectively, were outstanding under the Revolving Facility and had a weighted average interest rate of 5.4% and 4.7%, respectively.

In connection with the refinancing, the Company also amended the principal amounts and payment terms of its outstanding term notes with BHBM as follows:

•	Promissory Note – Rustic Inn purchase – On February 25, 2013, the Company issued a promissory note to BHBM for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from BHBM under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan was payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. In connection with the above refinancing, this note was amended and restated and increased by $2,783,333 of credit facility borrowings. The new principal amount of $4,400,000, which is secured by a mortgage on The Rustic Inn real estate, is payable in 27 equal quarterly installments of $73,334, which commenced on September 1, 2018, with a balloon payment of $2,419,990 on June 1, 2025 and bears interest at LIBOR plus 3.25% per annum.

•	Promissory Note – Shuckers purchase – On October 22, 2015, in connection with the acquisition of Shuckers, the Company issued a promissory note to BHBM for $5,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 60 equal monthly installments of $83,333, commencing on November 22, 2015. In connection with the above refinancing, this note was amended and restated and increased by $2,433,324 of credit facility borrowings. The new principal amount of $5,100,000, which is secured by a mortgage on the Shuckers real estate, is payable in 27 equal quarterly installments of $85,000, which commenced on September 1, 2018, with a balloon payment of $2,804,988 on June 1, 2025 and bears interest at LIBOR plus 3.25% per annum.

•	Promissory Note – Oyster House purchase – On November 30, 2016, in connection with the acquisition of the Oyster House properties, the Company issued a promissory note under the Revolving Facility to BHBM for $8,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 60 equal monthly installments of $133,273, commencing on January 1, 2017. In connection with the above refinancing, this note was amended and restated and separated into two notes. The first note, in the principal amount of $3,300,000, is secured by a mortgage on the Oyster House Gulf Shores real estate, is payable in 19 equal quarterly installments of $117,854, which commenced on September 1, 2018, with a balloon payment of $1,060,717 on June 1, 2023 and bears interest at LIBOR plus 3.5% per annum. The second note, in the principal amount of $2,200,000, is secured by a mortgage on the Oyster House Spanish Fort real estate, is payable in 27 equal quarterly installments of $36,667, which commenced on September 1, 2018, with a balloon payment of $1,209,995 on June 1, 2025 and bears interest at LIBOR plus 3.25% per annum.

Deferred financing costs incurred in connection with the Revolving Facility in the amount of $125,000 are being amortized over the life of the agreements on a straight-line basis and included in interest expense. Amortization expense was $21,000 and $46,000 for the years ended September 29, 2018 and September 30, 2017, respectively.

Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Revolving Facility as of September 29, 2018.

As of September 29, 2018, the aggregate amounts of notes payable maturities are as follows:

2019	$1,251
2020	1,251
2021	1,251
2022	1,251
2023	2,076

10.	COMMITMENTS AND CONTINGENCIES

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

As of September 29, 2018, future minimum lease payments under noncancelable leases are as follows:

Amount
Fiscal Year	(In thousands)

2019	$9,529
2020	9,041
2021	7,993
2022	7,496
2023	6,759
Thereafter	31,578

Total minimum payments	$72,396

In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of approximately $388,000 as security deposits under such leases.

Rent expense was approximately $14,649,000 and $13,547,000 for the fiscal years ended September 29, 2018 and September 30, 2017, respectively. Contingent rentals, included in rent expense, were approximately $5,454,000 and $4,420,000 for the fiscal years ended September 29, 2018 and September 30, 2017, respectively.

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

Legal Proceedings — In the ordinary course its business, the Company is a party to various lawsuits arising from accidents at its restaurants and workers’ compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. Management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

The Company’s defined contribution savings plan is currently under examination by the United States Department of Labor. The Company does not expect a material liability to result from this examination.

11.	STOCK OPTIONS

The Company has options outstanding under two stock option plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire ten years after the date of grant.

On August 10, 2018, options to purchase 5,000 shares of common stock were granted at an exercise price of $20.36 per share and on September 4, 2018 options to purchase 20,000 shares of common stock were granted at an exercise price of $22.30 per share. Both grants are exercisable as to 50% of the shares commencing on the date of grant and as to an additional 50% commencing on the first anniversary of the date of grant. Such options had an aggregate grant date fair value of approximately $94,000. The Company did not grant any options during the fiscal year 2017. The Company generally issues new shares upon the exercise of employee stock options.

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2018 grant include a risk free interest rates of 2.87% - 2.90%, volatility of 30.7%, a dividend yield of 5.6% and an expected life of 10 years.

During the year ended September 29, 2018, options to purchase 26,050 shares of common stock at a weighted average price of $18.60 per share expired unexercised or were forfeited. During the year ended September 30, 2017, options to purchase 90,000 shares of common stock at an exercise price of $32.15 per share expired unexercised. No options were granted during the year ended September 30, 2017. The following table summarizes stock option activity under all plans:

	2018				2017
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of period	421,800	$17.86	5.2 Years		518,608	$20.29
Options:
Granted	25,000	$21.91			-
Exercised	(42,000)	$14.39			(6,808)	$17.15
Canceled or expired	(26,050)	$18.60			(90,000)	$32.15

Outstanding and expected to vest, end of period	378,750	$18.46	4.8 Years	$1,824,400	421,800	$17.86	$2,745,156

Exercisable, end of period	366,250	$18.35	4.6 Years	$1,807,300	421,800	$17.86	$2,745,156

Shares available for future grant	475,000				500,000

Compensation cost charged to operations for the fiscal years ended September 29, 2018 and September 30, 2017 for share-based compensation programs was approximately $47,000 and $0, respectively. The compensation cost recognized is classified as a general and administrative expense in the Consolidated Statements of Income.

As of September 29, 2018, there was approximately $47,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of one year.

The following table summarizes information about stock options outstanding as of September 29, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)

$12.04	35,000	$12.04	0.6	35,000	$12.04	0.6
$14.40	141,750	$14.40	3.7	141,750	$14.40	3.7
$22.50	177,000	$22.50	5.7	177,000	$22.50	5.7
$20.26 - $22.30	25,000	$21.91	9.9	12,500	$21.91	9.9

	378,750	$18.46	4.8	366,250	$18.35	4.6

The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer, or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) will meet certain “performance-based” requirements of Section 162(m) and the related IRS regulations in order for it to be tax deductible.

12.	INCOME TAXES

On December 22, 2017 the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) accelerated expensing on certain qualified property; (4) creating a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (5) eliminating the corporate alternative minimum tax; and (6) further limitations on the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017. As the reduction in the U.S. federal corporate tax rate is administratively effective on January 1, 2018, our blended U.S. federal tax rate for the year ended September 29, 2018 was approximately 24%.

In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

In connection with the TCJA, the Company recorded an income tax benefit of $1,382,000 related to the re-measurement of our deferred tax assets and liabilities for the reduced U.S. federal corporate tax rate of 21%. The Company’s accounting for the TCJA is complete as of September 29, 2018 with no significant differences from our provisional estimates recorded during interim periods.

The provision for income taxes consists of the following:

	Year Ended
	September 29, 2018	September 30, 2017
	(In thousands)

Current provision (benefit):
Federal	$30	$(144)
State and local	320	287
	350	143

Deferred provision (benefit):
Federal	(798)	1,391
State and local	(699)	134
	(1,497)	1,525

	$(1,147)	$1,668

The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	September 29, 2018	September 30, 2017
	(In thousands)

Provision at Federal statutory rate (24% in 2018 and 34% in 2017)	$953	$2,185
State and local income taxes, net of tax benefits	-	255
Tax credits	(789)	(632)
Income attributable to non-controlling interest	(102)	(244)
Changes in tax rates	181	8
Impact of Federal tax reform	(1,382)	-
Change in valuation allowance	(43)	-
Other	35	96
	$(1,147)	$1,668

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 29, 2018	September 30, 2017
	(In thousands)

Deferred tax assets:
State net operating loss carryforwards	$4,141	$3,210
Operating lease deferred credits	513	826
Deferred compensation	364	580
Tax credits	802	-
Other	98	99

Deferred tax assets, before valuation allowance	5,918	4,715
Valuation allowance	(311)	(354)

Deferred tax assets, net of valuation allowance	5,607	4,361

Deferred tax liabilities:
Depreciation and amortization	(2,080)	(2,160)
Partnership investments	(329)	(291)
Prepaid expenses	(210)	(419)

Deferred tax liabilities	(2,619)	(2,870)

Net defereed tax asssets (liabilities)	$2,988	$1,491

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecasts of future earnings and the duration of statutory carryforward periods. The Company recorded a valuation allowance of $311,000 and $354,000 as of September 29, 2018 and September 30, 2017, respectively; attributable to state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis. During fiscal 2018, the Company’s valuation allowance decreased by approximately $43,000 as the Company determined that certain state net operating losses became realizable on a more-likely-than-not basis.

As of September 29, 2018, the Company had General Business Credit carryforwards of approximately $802,000 which expires in fiscal 2038. In addition, the Company has New York State net operating losses of approximately $21,544,000 and New York City net operating loss carryforwards of approximately $19,963,000 that expire through fiscal 2038.

During fiscal 2017, certain equity compensation awards expired unexercised. As such, the Company reversed the related deferred tax asset in the amount of approximately $389,000 as a charge to Additional Paid-in Capital as there was a sufficient pool of windfall tax benefit available.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	September 29,	September 30,
	2018	2017
	(In thousands)

Balance at beginning of year	$152	$367

Additions based on tax positions taken in current and prior years	125	15
Settlements	(167)	(134)
Decreases based on tax postions taken in prior years	-	(96)

Balance at end of year	$110	$152

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of September 29, 2018, the Company accrued approximately $66,000 of interest and penalties as a component of income tax expense. The Company expects that its unrecognized tax benefits will further decline over the next 12 months to the anticipated resolution of various tax examinations.

The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2015 through 2018 fiscal years remain subject to examination by the Internal Revenue Service and most state and local tax authorities.

13.	INCOME PER SHARE OF COMMON STOCK

Basic earnings per share is computed by dividing net income attributable to Ark Restaurants Corp. by the weighted-average number of common shares outstanding for the period. Our diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect.

A reconciliation of the numerators and denominators of the basic and diluted per share computations for the fiscal years ended September 29, 2018 and September 30, 2017 follows:

	Net Income Attributable to Ark Restaurants Corp. (Numerator)	Weighted-Average Number of Shares (Denominator)	Earnings Per Share Amount
	(In thousands, except per share amounts)

Year ended September 29, 2018

Basic	$4,655	3,439	$1.35
Effect of dilutive securities:
Stock options	-	110	(0.04)

Diluted	$4,655	$3,549	$1.31

Year ended September 30, 2017

Basic	$4,039	3,424	$1.18
Effect of dilutive securities:
Stock options	-	107	(0.04)

Diluted	$4,039	3,531	$1.14

14.	RELATED PARTY TRANSACTIONS

Employee receivables totaled approximately $386,000 and $399,000 at September 29, 2018 and September 30, 2017, respectively. Such amounts consist of loans that are payable on demand and bear interest at the minimum statutory rate (1.63% at September 29, 2018 and 1.29% at September 30, 2017).

Prior to joining the Company on September 4, 2018, the Chief Financial Officer was a member of a firm that provided consulting services to the Company. Total fees billed by this firm were $303,000 and $178,000 for the years ended September 29, 2018 and September 30, 2017, respectively. The Company ceased utilizing the services of this firm upon hiring of the Chief Financial Officer.

15.	SUBSEQUENT EVENTS

On October 12, 2018, the Company filed a registration statement on Form S-8 to register the 500,000 shares of common stock under the Company’s 2016 Plan.

On December 3, 2018, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 3, 2019 to shareholders of record at the close of business on December 18, 2018.

******

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: December 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Weinstein	Chairman of the Board and Chief Executive Officer	December 20, 2018
(Michael Weinstein)

/s/ Vincent Pascal	Senior Vice President and Director	December 20, 2018
(Vincent Pascal)

/s/ Anthony J. Sirica	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 20, 2018
(Anthony J. Sirica)

/s/ Marcia Allen	Director	December 20, 2018
(Marcia Allen)

/s/ Steven Shulman	Director	December 20, 2018
(Steven Shulman)

/s/ Paul Gordon	Senior Vice President	December 20, 2018
(Paul Gordon)	and Director

/s/Bruce R. Lewin	Director	December 20, 2018
(Bruce R. Lewin)

/s/ Arthur Stainman	Director	December 20, 2018
(Arthur Stainman)

/s/ Stephen Novick	Director	December 20, 2018
(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

10.4	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

10.5	Securities Purchase Agreement, by and between the Registrant and Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.6	Promissory Note, in the principal amount of $2,125,000, issued by the Company to Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.7	Promissory Note made by the Registrant to Bank Hapoalim B.M., issued as of February 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013.

10.8	Asset Purchase Agreement dated as of November 22, 2013 by and between W and O, Inc. and Ark Rustic Inn LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2013.

10.9	Amended and Restated Promissory Note made by the Company to Bank Hapoalim B.M., issued as of February 24, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.10	Term or Installment Loan Rider to Promissory Note to Bank Hapoalim B.M, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.11	Commercial Contract Agreement and Rider to Commercial Contract Agreement both dated as of August 10, 2015 by and between Ark Shuckers Real Estate LLC and D.C. Holding Company, Inc., incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.12	Restaurant Asset Purchase Agreement dated as of August 10, 2015 by and between Ark Shuckers LLC and Ocean Enterprises, Inc. incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.13	Management Purchase Agreement dated as of August 10, 2015 by and between Ark Island Beach Resort LLC and Island Beach Resort, Inc. incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.14	Credit Agreement (Term Facility) between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.15	Term Promissory Note issued by the Company in favor of Bank Hapoalim B.M. on October 21, 2015 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.16	Credit Agreement (Revolving Facility) and Form of Revolving Promissory Note between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.7 and 10.8 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.17	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Gulf Shores Real Estate, LLC, Ark Oyster House Gulf Shores I, LLC, Original Oyster House, Inc. and Premium Properties, Inc. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.18	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Oyster House Causeway II, LLC, Ark Causeway Real Estate, LLC, Original Oyster House II, Inc. and Gumbo Properties, L.L.C. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.19	ROFR Purchase and Sale Agreement dated as of October 13, 2016 by and between SCFRC-HWG, LLC and Ark Jupiter RI, LLC incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.20	Purchase and Sale Agreement between Ark Jupiter RI, LLC and 1065 A1A, LLC, incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.
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

*10.23	Amended and Restated Credit Agreement (Revolving Facility) dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.
*10.24

Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated October 21, 2015 secured by the assets of Ark Shuckers Real Estate LLC.

*10.25

Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated February 24, 2014 secured by the assets of Ark Rustic Inn Real Estate LLC.

*10.26

Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Gulf Shores Real Estate LLC.

*10.27

Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Causeway Real Estate LLC.

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