Form 10-Q
period 2018-12-29
ARK RESTAURANTS CORP
filed 2019-02-12
CIK 779544

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2018

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

Yes ☐    No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at February 5, 2019
(Common stock, $.01 par value)	3,476,681

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

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	December 29, 2018	September 29, 2018
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $82 at December 29, 2018 and $181 at September 29, 2018 related to VIEs)	$3,183	$5,012
Accounts receivable (includes $306 at December 29, 2018 and $354 at September 29, 2018 related to VIEs)	3,012	3,452
Employee receivables	451	386
Inventories (includes $27 at December 29, 2018 and $19 at September 29, 2018 related to VIEs)	2,122	2,094
Prepaid and refundable income taxes (includes $241 at December 29, 2018 and September 29, 2018 related to VIEs)	427	721
Prepaid expenses and other current assets (includes $51 at December 29, 2018 and September 29, 2018 related to VIEs)	1,600	1,547
Total current assets	10,795	13,212
FIXED ASSETS - Net	44,291	45,264
INTANGIBLE ASSETS - Net	337	349
GOODWILL	9,880	9,880
TRADEMARKS	2,610	3,331
DEFERRED INCOME TAXES	2,962	2,988
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	7,051	7,036
OTHER ASSETS (includes $82 at December 29, 2018 and September 29, 2018 related to VIEs)	2,636	2,677
TOTAL ASSETS	$80,562	$84,737

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $45 at December 29, 2018 and $158 at September 29, 2018 related to VIEs)	$4,498	$5,019
Accrued expenses and other current liabilities (includes $398 at December 29, 2018 and $348 at September 29, 2018 related to VIEs)	9,264	10,702
Dividend payable	-	868
Current portion of notes payable	1,243	1,251
Total current liabilities	15,005	17,840
OPERATING LEASE DEFERRED CREDIT (includes ($23) at December 29, 2018 and ($21) at September 29, 2018 related to VIEs)	3,130	3,301
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	19,565	19,860
TOTAL LIABILITIES	37,700	41,001
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,477 shares at December 29, 2018 and 3,470 shares at September 29, 2018	35	35
Additional paid-in capital	13,003	12,897
Retained earnings	28,434	29,364
Total Ark Restaurants Corp. shareholders’ equity	41,472	42,296
NON-CONTROLLING INTERESTS	1,390	1,440
TOTAL EQUITY	42,862	43,736
TOTAL LIABILITIES AND EQUITY	$80,562	$84,737

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

(In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 29, 2018	December 30, 2017
REVENUES:
Food and beverage sales	$39,838	$38,617
Other revenue	710	723
Total revenues	40,548	39,340

COSTS AND EXPENSES:
Food and beverage cost of sales	10,476	10,218
Payroll expenses	14,105	13,710
Occupancy expenses	5,005	5,031
Other operating costs and expenses	4,975	5,117
General and administrative expenses	3,409	3,079
Loss on closure of Durgin-Park	1,067	-
Depreciation and amortization	1,206	1,303
Total costs and expenses	40,243	38,458
OPERATING INCOME	305	882
OTHER (INCOME) EXPENSE:
Interest expense	311	233
Interest income	(14)	(14)
Total other (income) expense, net	297	219
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	8	663
Provision (benefit) for income taxes	23	(1,078)
CONSOLIDATED NET INCOME (LOSS)	(15)	1,741
Net income attributable to non-controlling interests	(47)	(114)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(62)	$1,627

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(0.02)	$0.47
Diluted	$(0.02)	$0.46

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,474	3,432
Diluted	3,474	3,549

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited)

FOR THE 13 WEEKS ENDED DECEMBER 29, 2018 AND DECEMBER 30, 2017

(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In	Retained	Total Ark Restaurants Corp. Shareholders’	Non- controlling	Total
	Shares	Amount	Capital	Earnings	Equity	Interests	Equity

BALANCE - October 1, 2017	3,428	$34	$12,247	$28,163	$40,444	$1,996	$42,440

Net income	-	-	-	1,627	1,627	114	1,741
Exercise of stock options	8	-	148	-	148	-	148
Stock-based compensation	-	-	12	-	12	-	12
Distributions to non-controlling interests	-	-	-	-	-	(283)	(283)
Dividend paid - $0.25 per share	-	-	-	(859)	(859)	-	(859)

BALANCE - December 30, 2017	3,436	$34	$12,407	$28,931	$41,372	$1,827	$43,199

BALANCE - September 29, 2018	3,470	$35	$12,897	$29,364	$42,296	$1,440	$43,736

Net income (loss)	-	-	-	(62)	(62)	47	(15)
Exercise of stock options	7	-	94	-	94	-	94
Stock-based compensation	-	-	12	-	12	-	12
Distributions to non-controlling interests	-	-	-	-	-	(97)	(97)
Dividend paid - $0.25 per share	-	-	-	(868)	(868)	-	(868)

BALANCE - December 29, 2018	3,477	$35	$13,003	$28,434	$41,472	$1,390	$42,862

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	13 Weeks Ended
	December 29, 2018	December 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(15)	$1,741
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Stock-based compensation	12	-
Loss on closure of Durgin-Park	1,067	-
Deferred income taxes	26	(1,191)
Accrued interest on note receivable from NMR	(15)	(14)
Depreciation and amortization	1,206	1,303
Amortization of deferred financing costs	8	6
Operating lease deferred credit	(171)	(78)
Changes in operating assets and liabilities:
Accounts receivable	440	(16)
Inventories	(28)	(36)
Prepaid, refundable and accrued income taxes	294	112
Prepaid expenses and other current assets	(66)	188
Other assets	41	-
Accounts payable - trade	(521)	291
Accrued expenses and other current liabilities	(1,438)	(1,141)
Net cash provided by operating activities	840	1,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(554)	(2,541)
Loans and advances made to employees	(113)	(25)
Payments received on employee receivables	48	50
Net cash used in investing activities	(619)	(2,516)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(311)	(351)
Borrowings under credit facility	-	2,300
Dividends paid	(1,736)	(1,716)
Proceeds from issuance of stock upon exercise of stock options	94	148
Distributions to non-controlling interests	(97)	(283)
Net cash provided by (used in) financing activities	(2,050)	98
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,829)	(1,253)
CASH AND CASH EQUIVALENTS, Beginning of period	5,012	1,406
CASH AND CASH EQUIVALENTS, End of period	$3,183	$153

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$210	$227
Income taxes	$10	$2

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

December 29, 2018

(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of September 29, 2018, which has been derived from audited financial statements included in the Company’s annual report on Form 10-K for the year ended September 29, 2018 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Article 10 of Regulation S-X. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.

The Company had a working capital deficiency of $4,210,000 at December 29, 2018. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through February 12, 2020.

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

USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended December 29, 2018 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 28, 2019.

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

As of December 29, 2018, the Company had accounts receivable balances due from one hotel operator totaling 48% of total accounts receivable. As of September 29, 2018, the Company had accounts receivable balances due from two hotel operators totaling 47% of total accounts receivable.

For the 13-week periods ended December 29, 2018 and December 30, 2017, the Company made purchases from one vendor that accounted for 11% and 10%, respectively of total purchases.

As of December 29, 2018, all debt outstanding is with one lender (see Note 6 – Notes Payable – Bank)

SEGMENT REPORTING — As of December 29, 2018, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING PRINCIPLES — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASC 606”). This ASU provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted ASC 606 prospectively using the modified retrospective method on September 30, 2018 and, based on our evaluation of our revenue streams, determined that there was not a material impact as of the date of adoption between the new revenue standard and how we previously recognized revenue, and therefore the adoption did not have a material impact on our consolidated condensed financial statements.

Revenues from restaurant operations are presented net of discounts and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time. Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold.

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update also simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This guidance also changes the presentation and disclosure requirements for financial instruments as well as clarifying the guidance related to valuation allowance assessments when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted this guidance in the first quarter of fiscal 2019 with respect to its Investment in New Meadowlands Racetrack (see Note 4). Such adoption did not have a material impact on our consolidated condensed financial statements.

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company adopted this guidance in the first quarter of fiscal 2019. Such adoption did not have a material impact on our consolidated condensed financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory. The amendments in this guidance address the income tax consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted this guidance in the first quarter of fiscal 2019. Such adoption did not have a material impact on our consolidated condensed financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. This update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company adopted this guidance in the first quarter of fiscal 2019. Such adoption did not have a material impact on our consolidated condensed financial statements.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In February 2016, the FASB issued ASU No. 2016-02, Leases. This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for the Company in the first quarter of fiscal 2020, which is when we plan to adopt these provisions. We plan to elect the available practical expedients on adoption and we expect our balance sheet presentation to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities for operating leases. We are continuing to evaluate the effect this guidance will have on our consolidated condensed financial statements and related disclosures.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	December 29, 2018	September 29, 2018
	(in thousands)
Cash and cash equivalents	$82	$181
Accounts receivable	306	354
Inventories	27	19
Prepaid and refundable income taxes	241	241
Prepaid expenses and other current assets	51	51
Due from Ark Restaurants Corp. and affiliates (1)	365	338
Fixed assets - net	-	-
Other assets	82	82
Total assets	$1,154	$1,266

Accounts payable - trade	$45	$158
Accrued expenses and other current liabilities	398	348
Operating lease deferred credit	(23)	(21)
Total liabilities	420	485
Equity of variable interest entities	734	781
Total liabilities and equity	$1,154	$1,266

(1)	Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

3.	RECENT RESTAURANT DISPOSITIONS

As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it is located, and rising labor costs. As a result, included in the Statement of Operations for the 13 weeks ended December 29, 2018 is a loss on closure in the amount of $1,067,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid expenses in the amount of $13,000. During the second quarter of 2019 the Company will incur additional operating costs and related disposal costs upon the final closing of the restaurant on January 12, 2019.

4.	INVESTMENT IN NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and on February 7, 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls, bringing its total investment to $5,108,000 with no change in ownership. As of September 29, 2018, this investment was accounted for based on the cost method. As of December 29, 2018, the Company elected to account for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. Such change did not affect the value of our investment in NMR as no events or changes in circumstances occurred during the 13 weeks ended December 29, 2018 would indicate impairment and there are no observable prices for this investment. Any future changes in the carrying value of our Investment in NMR will be reflected in earnings.

In addition to the Company’s ownership interest in NMR through Meadowlands Newmark, LLC, if casino gaming is approved at the Meadowlands and NMR is granted the right to conduct said gaming, neither of which can be assured, the Company shall be granted the exclusive right to operate the food and beverage concessions in the gaming facility with the exception of one restaurant.

In conjunction with this investment, the Company, through a 97% owned subsidiary, Ark Meadowlands LLC (“AM VIE”), also entered into a long-term agreement with NMR for the exclusive right to operate food and beverage concessions serving the new raceway facilities (the “Racing F&B Concessions”) located in the new raceway grandstand constructed at the Meadowlands Racetrack in northern New Jersey. Under the agreement, NMR is responsible to pay for the costs and expenses incurred in the operation of the Racing F&B Concessions, and all revenues and profits thereof inure to the benefit of NMR. AM VIE receives an annual fee equal to 5% of the net profits received by NMR from the Racing F&B Concessions during each calendar year. AM VIE is a variable interest entity; however, based on qualitative consideration of the contracts with AM VIE, the operating structure of AM VIE, the Company’s role with AM VIE, and that the Company is not obligated to absorb expected losses of AM VIE, the Company has concluded that it is not the primary beneficiary and not required to consolidate the operations of AM VIE.

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR, a related party). As of December 29, 2018 and September 29, 2018, no amounts were due AM VIE by NMR.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,943,000 and $1,928,000 are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated condensed balance sheets at December 29, 2018 and September 29, 2018, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 29, 2018	September 29, 2018
	(In thousands)

Sales tax payable	$1,179	$820
Accrued wages and payroll related costs	2,281	3,226
Customer advance deposits	2,701	4,439
Accrued occupancy and other operating expenses	3,103	2,217

	$9,264	$10,702

6.	NOTES PAYABLE – BANK

Long-term debt consists of the following:

	December 29,	September 29,
	2018	2018
	(In thousands)

Promissory Note - Rustic Inn purchase	$4,257	$4,327
Promissory Note - Shuckers purchase	4,930	5,015
Promissory Note - Oyster House purchase	5,190	5,346
Credit Facility	6,568	6,568

	20,945	21,256
Less: Current maturities	(1,243)	(1,251)
Less: Unamortized deferred financing costs	(137)	(145)

Long-term debt	$19,565	$19,860

On June 1, 2018, the Company refinanced its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “New Revolving Facility”), which expires on May 31, 2021. The New Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $25,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the New Revolving Facility are payable upon maturity of the New Revolving Facility with interest payable monthly at LIBOR plus 3.5%, subject to adjustment based on certain ratios. As of December 29, 2018 and September 29, 2018, borrowings of $6,568,000, were outstanding under the Revolving Facility and had a weighted average interest rate of 5.5% and 5.4%, respectively.

In connection with the refinancing, the Company also amended the principal amounts and payment terms of its outstanding term notes with BHBM as follows:

•	Promissory Note – Rustic Inn purchase – On February 25, 2013, the Company issued a promissory note to BHBM for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from BHBM under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan was payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. In connection with the above refinancing, this note was amended and restated and increased by $2,783,333 of credit facility borrowings. The new principal amount of $4,400,000, which is secured by a mortgage on The Rustic Inn real estate, is payable in 27 equal quarterly installments of $71,333, commencing on September 1, 2018, with a balloon payment of $2,419,990 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

•	Promissory Note – Shuckers purchase – On October 22, 2015, in connection with the acquisition of Shuckers, the Company issued a promissory note to BHBM for $5,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 60 equal monthly installments of $83,333, commencing on November 22, 2015. In connection with the above refinancing, this note was amended and restated and increased by $2,433,324 of credit facility borrowings. The new principal amount of $5,100,000, which is secured by a mortgage on the Shuckers real estate, is payable in 27 equal quarterly installments of $85,000, commencing on September 1, 2018, with a balloon payment of $2,804,988 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

•	Promissory Note – Oyster House purchase – On November 30, 2016, in connection with the acquisition of the Oyster House properties, the Company issued a promissory note under the Revolving Facility to BHBM for $8,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 60 equal monthly installments of $133,273, commencing on January 1, 2017. In connection with the above refinancing, this note was amended and restated and separated into two notes. The first note, in the principal amount of $3,300,000, is secured by a mortgage on the Oyster House Gulf Shores real estate, is payable in 19 equal quarterly installments of $117,854, commencing on September 1, 2018, with a balloon payment of $1,060,717 on June 1, 2023 and bears interest at LIBOR plus 3.5% per annum. The second note, in the principal amount of $2,200,000, is secured by a mortgage on the Oyster House Spanish Fort real estate, is payable in 27 equal quarterly installments of $36,667, commencing on September 1, 2018, with a balloon payment of $1,209,995 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

Deferred financing costs incurred in connection with the Revolving Facility in the amount of $125,000 are being amortized over the life of the agreements on a straight-line basis and included in interest expense. Amortization expense of approximately $7,000 and $6,000 is included in interest expense for the 13 weeks ended December 29, 2018 and December 30, 2017, respectively.

Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 on a latest 12 months basis and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Revolving Facility as of December 29, 2018.

7.	COMMITMENTS AND CONTINGENCIES

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

No options or performance-based awards were granted during the 13 week period ended December 29, 2018.

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

A summary of stock option activity is presented below:

	2019
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	378,750	$18.46	4.8 Years
Options:
Granted	-
Exercised	(6,500)	$14.40
Canceled or expired	-
Outstanding and expected to vest, end of period	372,250	$18.53	4.5 Years	$763,600
Exercisable, end of period	359,750	$18.42	4.4 Years	$763,600

Shares available for future grant	475,000

Compensation cost charged to operations for the 13 weeks ended December 29, 2018 and December 30, 2017 for share-based compensation programs was approximately $12,000 and $0, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.

As of December 29, 2018, there was approximately $35,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of nine months.

9.	INCOME TAXES

The Company’s provision for income taxes consists of federal, state and local taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as deemed necessary.

The income tax provisions for the 13 week periods ended December 29, 2018 and December 30, 2017 reflect effective tax rates of approximately 287.5% and (162.5)%, respectively. The Company’s effective tax rate for the 13 weeks ended December 29, 2018 differed than the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits and operating income attributable to non-controlling interests that is not taxable to the Company. The effective rate for the 13 weeks ended December 30, 2017 differed from the blended statutory rate of 24% as a result of tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company and the one-time remeasurement of the Company’s deferred tax assets and liabilities for reduced federal tax rate enacted as part of the Tax Cuts and Jobs Act. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

The Company’s overall effective tax rate in the future will be affected by factors such as the utilization of state and local net operating loss carryforwards, the generation of FICA tax credits and the mix of earnings by state taxing jurisdictions as Nevada does not impose a state income tax, as compared to the other major state and local jurisdictions in which the Company has operations.

10.	INCOME PER SHARE OF COMMON STOCK

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

For the 13 week period ended December 29, 2018, the dilutive effect of options to purchase 35,000 shares of common stock at an exercise price of $12.04 per share, options to purchase 135,250 shares of common stock at an exercise price of $14.40 per share, options to purchase 5,000 shares of common stock at an exercise price of $20.26 per share, options to purchase 177,000 shares of common stock at an exercise price of $22.50 per share and options to purchase 20,000 shares of common stock at an exercise price of $22.30 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13 week period ended December 30, 2017, options to purchase 64,000 shares of common stock at an exercise price of $12.04 per share, options to purchase 156,300 shares of common stock at an exercise price of $14.40 per share and options to purchase 194,000 shares of common stock at an exercise price of $22.50 per share were included in diluted earnings per share.

11.	DIVIDENDS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

As of December 29, 2018, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it is located, and rising labor costs. As a result, included in the Statement of Operations for the 13 weeks ended December 29, 2018 is a loss on closure in the amount of $1,067,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid expenses in the amount of $13,000. The restaurant was closed on January 12, 2019.

Accounting Period

Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended December 29, 2018 and December 30, 2017 each included 13 weeks.

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

Results of Operations

The Company’s operating income for the 13 weeks ended December 29, 2018 was $305,000, which included a loss of $1,067,000 relating to the closure of Durgin-Park located in Boston, MA. Excluding this loss, operating income for the 13 weeks ended December 29, 2018 was $1,372,000 as compared to $882,000 for the 13 weeks ended December 30, 2017. This increase resulted primarily from strong catering revenues at our New York properties combined with continued strong performance at our properties located at the NYNY Casino Hotel in Las Vegas partially offset by increased labor costs.

The following table summarizes the significant components of the Company’s operating results for the 13 week periods ended December 29, 2018 and December 30, 2017:

	13 Weeks Ended		Variance
	December 29, 2018	December 30, 2017	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$39,838	$38,617	$1,221	3.2%
Other revenue	710	723	(13)	-1.8%
Total revenues	40,548	39,340	1,208	3.1%

COSTS AND EXPENSES:
Food and beverage cost of sales	10,476	10,218	258	2.5%
Payroll expenses	14,105	13,710	395	2.9%
Occupancy expenses	5,005	5,031	(26)	-0.5%
Other operating costs and expenses	4,975	5,117	(142)	-2.8%
General and administrative expenses	3,409	3,079	330	10.7%
Loss on closure of Durgin-Park	1,067	-	-	N/A
Depreciation and amortization	1,206	1,303	(97)	-7.4%
Total costs and expenses	40,243	38,458	1,785	4.6%
OPERATING INCOME	$305	$882	$(577)	-65.4%

Revenues

During the Company’s 13 week period ended December 29, 2018, revenues increased 3.1% as compared to revenues in the 13 week period ended December 30, 2017. This increase resulted primarily from the same-store sales impacts discussed below.

Food and Beverage Same-Store Sales

On a Company-wide basis, same-store sales increased 2.9% during the first fiscal quarter of 2019 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	December 29, 2018	December 30, 2017	$	%
	(in thousands)

Las Vegas	$12,504	$11,690	$814	7.0%
New York	11,580	11,312	268	2.4%
Washington, DC	2,852	3,078	(226)	-7.3%
Atlantic City, NJ	1,639	1,574	65	4.1%
Boston	805	787	18	2.3%
Connecticut	471	505	(34)	-6.7%
Alabama	2,443	2,388	55	2.3%
Florida	6,143	6,013	130	2.2%
Same-store sales	38,437	37,347	$1,090	2.9%
Other	1,401	1,270
Food and beverage sales	$39,838	$38,617

Same-store sales in Las Vegas increased 7.0% primarily as a result of increased traffic near the properties where we operate our restaurants in connection with the opening of the T-Mobile Arena nearby. Same-store sales in New York increased 2.4% primarily as a result of strong catering revenues. Same-store sales in Washington, DC decreased 7.3% due to decreased traffic at our Thunder Grill property as a result of a major tenant vacating the adjacent space and weaker than expected catering revenues. Same-store sales in Atlantic City increased 4.1% as a result of an overall increase in traffic in Atlantic City due to the legalization of sports gambling in New Jersey. Same-store sales in Alabama increased 2.3% primarily as a result of better weather conditions in the current period. Same-store sales in Florida increased 2.2% as a result of the completion of the road construction project started in the second quarter of fiscal 2016 by the local municipality near The Rustic Inn in Dania Beach, FL. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period, sales related to properties that were closed due to lease expiration and other closures and other fees.

Costs and Expenses

Costs and expenses for the 13 weeks ended December 29, 2018 and December 30, 2017 were as follows (in thousands):

	13 Weeks Ended December 29,	% to Total	13 Weeks Ended December 30,	% to Total	Increase (Decrease)
	2018	Revenues	2017	Revenues	$	%

Food and beverage cost of sales	$10,476	25.8%	$10,218	26.0%	$258	2.5%
Payroll expenses	14,105	34.8%	13,710	34.9%	395	2.9%
Occupancy expenses	5,005	12.3%	5,031	12.8%	(26)	-0.5%
Other operating costs and expenses	4,975	12.3%	5,117	13.0%	(142)	-2.8%
General and administrative expenses	3,409	8.4%	3,079	7.8%	330	10.7%
Loss on closure of Durgin-Park	1,067	2.6%	-	0.0%	1,067	N/A
Depreciation and amortization	1,206	3.0%	1,303	3.3%	(97)	-7.4%
	$40,243		$38,458		$1,785

Food and beverage costs as a percentage of total revenues for the 13 weeks ended December 29, 2018 were consistent with the same period of last year as expected.

Payroll expenses as a percentage of total revenues for the 13 weeks ended December 29, 2018 were consistent with the same period of last year primarily as a result of minimum wage increases associated with changes to labor laws partially offset by a better mix of catering versus a la carte business at our larger properties.

Occupancy expenses as a percentage of total revenues for the 13 weeks ended December 29, 2018 decreased slightly as compared to the same period of last year primarily as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates.

Other operating costs and expenses as a percentage of total revenues for the 13 weeks ended December 29, 2018 decreased as compared to the same periods of last year as a result of increased sales as many of these costs are fixed.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13 weeks ended December 29, 2018 increased as compared to the same period of last year primarily as a result of annual wage increases and higher professional fees.

Depreciation and amortization expense for the 13 weeks ended December 29, 2018 decreased as compared to the same period of last year primarily as a result of assets becoming fully depreciated in the prior period partially offset by depreciation on the improvements made at the Sequoia property which were placed in service in the fourth fiscal quarter of 2017.

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

The income tax provisions for the 13 week periods ended December 29, 2018 and December 30, 2017 reflect effective tax rates of approximately 287.5% and (162.5)%, respectively. The Company’s effective tax rate for the 13 weeks ended December 29, 2018 differed than the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits and operating income attributable to non-controlling interests that is not taxable to the Company. The effective rate for the 13 weeks ended December 30, 2017 differed from the blended statutory rate of 24% as a result of tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company and the one-time remeasurement of the Company’s deferred tax assets and liabilities for reduced federal tax rate enacted as part of the Tax Cuts and Jobs Act. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

Net cash provided by operating activities for the 13 weeks ended December 29, 2018 decreased to $840,000 as compared to $1,165,000 provided by operations in the same period of last year. This decrease was attributable to changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.

Net cash used in investing activities for the 13 weeks ended December 29, 2018 and December 30, 2017 were $619,000 and $2,516,000, respectively and resulted primarily from purchases of fixed assets at existing restaurants.

Net cash provided by (used in) financing activities for the 13 week periods ended December 29, 2018 and December 30, 2017 of ($2,050,000) and $98,000, respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, offset by borrowings under the credit facility.

The Company had a working capital deficiency of $4,210,000 at December 29, 2018 as compared with a deficiency of $4,628,000 at September 29, 2018. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through February 12, 2020.

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

The Company was in compliance with all of its financial covenants under the Revolving Facility as of December 29, 2018.

Recent Restaurant Dispositions

As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it is located, and rising labor costs. As a result, included in the Statement of Operations for the 13 weeks ended December 29, 2018 is a loss on closure in the amount of $1,067,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid expenses in the amount of $13,000. The restaurant was closed on January 12, 2019.

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

The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 29, 2018. There have been no significant changes to such policies during fiscal 2019 other than those disclosed in Note 1 to the consolidated condensed financial statements.

Recently Adopted and Issued Accounting Standards

See Note 1 to the consolidated condensed financial statements for a description of recent accounting pronouncements, including those adopted in fiscal 2019 and the expected dates of adoption and the anticipated impact on the consolidated condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 29, 2018 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not Applicable.

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

Date:	February 12, 2019

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)
- 20 -