Form 10-Q
period 2019-03-30
ARK RESTAURANTS CORP
filed 2019-05-14
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☒

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐    No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at May 8, 2019
(Common stock, $.01 par value)	3,498,844

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	March 30, 2019	September 29, 2018
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $72 at March 30, 2019 and $181 at September 29, 2018 related to VIEs)	$2,839	$5,012
Accounts receivable (includes $332 at March 30, 2019 and $354 at September 29, 2018 related to VIEs)	3,132	3,452
Employee receivables	429	386
Inventories (includes $19 at March 30, 2019 and September 29, 2018 related to VIEs)	2,048	2,094
Prepaid and refundable income taxes (includes $243 at March 30, 2019 and $241 at September 29, 2018 related to VIEs)	176	721
Prepaid expenses and other current assets (includes $39 at March 30, 2019 and $51 at September 29, 2018 related to VIEs)	1,444	1,547
Total current assets	10,068	13,212
FIXED ASSETS - Net (includes $79 at March 30, 2019 and $0 at September 29, 2018 related to VIEs)	44,030	45,264
INTANGIBLE ASSETS - Net	326	349
GOODWILL	9,880	9,880
TRADEMARKS	2,610	3,331
DEFERRED INCOME TAXES	2,898	2,988
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	7,065	7,036
OTHER ASSETS (includes $82 at March 30, 2019 and September 29, 2018 related to VIEs)	2,888	2,677
TOTAL ASSETS	$79,765	$84,737

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $150 at March 30, 2019 and $158 at September 29, 2018 related to VIEs)	$4,490	$5,019
Accrued expenses and other current liabilities (includes $295 at March 30, 2019 and $348 at September 29, 2018 related to VIEs)	9,840	10,702
Dividend payable	—	868
Current portion of notes payable	1,243	1,251
Total current liabilities	15,573	17,840
OPERATING LEASE DEFERRED CREDIT (includes ($25) at March 30, 2019 and ($21) at September 29, 2018 related to VIEs)	3,034	3,301
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	19,913	19,860
TOTAL LIABILITIES	38,520	41,001
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,477 shares at March 30, 2019 and 3,470 shares at September 29, 2018	35	35
Additional paid-in capital	13,015	12,897
Retained earnings	26,895	29,364
Total Ark Restaurants Corp. shareholders’ equity	39,945	42,296
NON-CONTROLLING INTERESTS	1,300	1,440
TOTAL EQUITY	41,245	43,736
TOTAL LIABILITIES AND EQUITY	$79,765	$84,737
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
REVENUES:
Food and beverage sales	$34,485	$34,400	$74,323	$73,017
Other revenue	826	876	1,536	1,611
Total revenues	35,311	35,276	75,859	74,628

COSTS AND EXPENSES:
Food and beverage cost of sales	9,791	9,729	20,268	19,959
Payroll expenses	12,979	12,991	27,084	26,700
Occupancy expenses	3,808	4,119	8,812	9,150
Other operating costs and expenses	5,236	5,196	10,211	10,314
General and administrative expenses	2,193	2,525	5,601	5,603
Loss on closure of Durgin-Park	39	—	1,106	—
Depreciation and amortization	1,187	1,278	2,393	2,582
Total costs and expenses	35,233	35,838	75,475	74,308
OPERATING INCOME (LOSS)	78	(562)	384	320
INTEREST (INCOME) EXPENSE:
Interest expense	346	287	658	520
Interest income	(15)	(14)	(29)	(28)
Total interest (income) expense, net	331	273	629	492
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(253)	(835)	(245)	(172)
Provision (benefit) for income taxes	423	(145)	446	(1,223)
CONSOLIDATED NET INCOME (LOSS)	(676)	(690)	(691)	1,051
Net (income) loss attributable to non-controlling interests	7	53	(40)	(61)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(669)	$(637)	$(731)	$990

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(0.19)	$(0.19)	$(0.21)	$0.29
Diluted	$(0.19)	$(0.19)	$(0.21)	$0.28

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,475	3,434	3,475	3,433
Diluted	3,475	3,434	3,475	3,552
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended March 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - December 29, 2018	3,477	$35	$13,003	$28,434	$41,472	$1,390	$42,862

Net loss	—	—	—	(669)	(669)	(7)	(676)
Stock-based compensation	—	—	12	—	12	—	12
Distributions to non-controlling interests	—	—	—	—	—	(83)	(83)
Dividend paid - $0.25 per share	—	—	—	(870)	(870)	—	(870)

BALANCE - March 30, 2019	3,477	$35	$13,015	$26,895	$39,945	$1,300	$41,245

For the 26 weeks ended March 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 29, 2018	3,470	$35	$12,897	$29,364	$42,296	$1,440	$43,736

Net income (loss)	—	—	—	(731)	(731)	40	(691)
Exercise of stock options	7	—	94	—	94	—	94
Stock-based compensation	—	—	24	—	24	—	24
Distributions to non-controlling interests	—	—	—	—	—	(180)	(180)
Dividend paid - $0.50 per share	—	—	—	(1,738)	(1,738)	—	(1,738)

BALANCE - March 30, 2019	3,477	$35	$13,015	$26,895	$39,945	$1,300	$41,245
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - December 30, 2017	3,436	$34	$12,407	$28,931	$41,372	$1,827	$43,199

Net loss	—	—	—	(637)	(637)	(53)	(690)
Exercise of stock options	1	—	22	—	22	—	22
Stock-based compensation	—	—	1	—	1	—	1
Distributions to non-controlling interests	—	—	—	—	—	(116)	(116)
Dividend paid - $0.25 per share	—	—	—	(859)	(859)	—	(859)

BALANCE - March 31, 2018	3,437	$34	$12,430	$27,435	$39,899	$1,658	$41,557

For the 26 weeks ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 30, 2017	3,428	$34	$12,247	$28,163	$40,444	$1,996	$42,440

Net income	—	—	—	990	990	61	1,051
Exercise of stock options	9	—	170	—	170	—	170
Stock-based compensation	—	—	13	—	13	—	13
Distributions to non-controlling interests	—	—	—	—	—	(399)	(399)
Dividend paid - $0.50 per share	—	—	—	(1,718)	(1,718)	—	(1,718)

BALANCE - March 31, 2018	3,437	$34	$12,430	$27,435	$39,899	$1,658	$41,557
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (In Thousands)

	26 Weeks Ended
	March 30, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(691)	$1,051
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Stock-based compensation	24	13
Asset impairment on closure of Durgin-Park	1,067	—
Deferred income taxes	90	(1,192)
Accrued interest on note receivable from NMR	(29)	(28)
Depreciation and amortization	2,393	2,582
Amortization of deferred financing costs	16	9
Operating lease deferred credit	(267)	(156)
Changes in operating assets and liabilities:
Accounts receivable	320	(184)
Inventories	46	4
Prepaid, refundable and accrued income taxes	545	(37)
Prepaid expenses and other current assets	90	270
Other assets	(211)	(37)
Accounts payable - trade	(529)	(193)
Accrued expenses and other current liabilities	(862)	132
Net cash provided by operating activities	2,002	2,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,469)	(3,666)
Loans and advances made to employees	(136)	(47)
Payments received on employee receivables	93	94
Net cash used in investing activities	(1,512)	(3,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(621)	(1,054)
Borrowings under credit facility	650	4,800
Dividends paid	(2,606)	(2,575)
Proceeds from issuance of stock upon exercise of stock options	94	170
Distributions to non-controlling interests	(180)	(399)
Net cash provided by (used in) financing activities	(2,663)	942
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,173)	(443)
CASH AND CASH EQUIVALENTS, Beginning of period	5,012	1,406
CASH AND CASH EQUIVALENTS, End of period	$2,839	$963

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$599	$483
Income taxes	$118	$7
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS March 30, 2019 (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
The consolidated condensed balance sheet as of September 29, 2018, which has been derived from audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended September 29, 2018 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Article 10 of Regulation S-X. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.
The Company had a working capital deficiency of $5,505,000 at March 30, 2019. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through May 15, 2020.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended March 30, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 28, 2019.
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
CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. Accounts receivable are primarily comprised of normal business receivables, such as credit card receivables, that are collected in a short period of time and amounts due from the hotel operators where the Company has a location, and are recorded when the products or services have been delivered. The Company reviews the collectability of its receivables on an ongoing basis, and provides for an allowance when it considers the entity unable to meet its obligation. The concentration of credit risk with respect to accounts receivable is generally limited due to the short payment terms extended by the Company and the number of customers comprising the Company’s customer base.

As of March 30, 2019, the Company had accounts receivable balances due from one hotel operator totaling 22% of total accounts receivable. As of September 29, 2018, the Company had accounts receivable balances due from two hotel operators totaling 47% of total accounts receivable.
For the 13- and 26-week periods ended March 30, 2019 and March 31, 2018, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period.
As of March 30, 2019, all debt outstanding is with one lender (see Note 6 – Notes Payable – Bank).
SEGMENT REPORTING — As of March 30, 2019, the Company owned and operated 19 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
RECENTLY ADOPTED ACCOUNTING PRINCIPLES — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASC 606”). This ASU provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted ASC 606 using the modified retrospective method on September 30, 2018 and, based on our evaluation of our revenue streams, determined that there was not a material impact as of the date of adoption between the new revenue standard and how we previously recognized revenue, and therefore the adoption did not have a material impact on our consolidated condensed financial statements.
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
In January 2016, FASB issued ASU No. 2016-1, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update also simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This guidance also changes the presentation and disclosure requirements for financial instruments as well as clarifying the guidance related to valuation allowance assessments when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted this guidance in the first quarter of fiscal 2019 with respect to its Investment in New Meadowlands Racetrack (see Note 4). Such adoption did not have a material impact on our consolidated condensed financial statements.
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

In January 2017, the FASB issued ASU No. 2017-1, Business Combinations: Clarifying the Definition of a Business. This update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company adopted this guidance in the first quarter of fiscal 2019. Such adoption did not have a material impact on our consolidated condensed financial statements.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In February 2016, the FASB issued ASU No. 2016-2, Leases. This update requires a lessee to recognize on the balance sheet a liability to make lease payments and a corresponding right-of-use asset. The guidance also requires certain qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. This update is effective for the Company in the first quarter of fiscal 2020, which is when we plan to adopt these provisions. We plan to elect the available practical expedients on adoption and we expect our balance sheet presentation to be materially impacted upon adoption due to the recognition of right-of-use assets and lease liabilities for operating leases. We are continuing to evaluate the effect this guidance will have on our consolidated condensed financial statements and related disclosures.

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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	March 30, 2019	September 29, 2018
	(in thousands)
Cash and cash equivalents	$72	$181
Accounts receivable	332	354
Inventories	19	19
Prepaid and refundable income taxes	243	241
Prepaid expenses and other current assets	39	51
Due from Ark Restaurants Corp. and affiliates (1)	277	338
Fixed assets - net	79	—
Other assets	82	82
Total assets	$1,143	$1,266

Accounts payable - trade	$150	$158
Accrued expenses and other current liabilities	295	348
Operating lease deferred credit	(25)	(21)
Total liabilities	420	485
Equity of variable interest entities	723	781
Total liabilities and equity	$1,143	$1,266

(1)	Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
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
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it is located, and rising labor costs. As a result, included in the Statements of Operations for the 13 and 26 weeks ended March 30, 2019 are losses on closure in the amounts of $39,000 and $1,106,000, respectively, consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.

4.	INVESTMENT IN NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and on February 7, 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls, bringing its total investment to $5,108,000 with no change in ownership. As of September 29, 2018, this investment was accounted for based on the cost method. As of March 30, 2019, the Company elected to account for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-1. Such change did not affect the value of our investment in NMR as no events or changes in circumstances occurred during the 26 weeks ended March 30, 2019 that would indicate impairment and there are no observable prices for this investment. Any future changes in the carrying value of our Investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR, a related party). As of March 30, 2019 and September 29, 2018, no amounts were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,957,000 and $1,928,000 are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated condensed balance sheets at March 30, 2019 and September 29, 2018, respectively.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 30, 2019	September 29, 2018
	(In thousands)

Sales tax payable	$1,406	$820
Accrued wages and payroll related costs	2,268	3,226
Customer advance deposits	4,238	4,439
Accrued occupancy and other operating expenses	1,928	2,217
	$9,840	$10,702

6.	NOTES PAYABLE – BANK
Long-term debt consists of the following:

	March 30, 2019	September 29, 2018
	(In thousands)

Promissory Note - Rustic Inn purchase	$4,186	$4,327
Promissory Note - Shuckers purchase	4,845	5,015
Promissory Note - Oyster House purchase	5,036	5,346
Credit Facility	7,218	6,568
	21,285	21,256
Less: Current maturities	(1,243)	(1,251)
Less: Unamortized deferred financing costs	(129)	(145)
Long-term debt	$19,913	$19,860
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “New Revolving Facility”), which expires on May 31, 2021. The New Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $25,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the New Revolving Facility are payable upon maturity of the New Revolving Facility with interest payable monthly at LIBOR plus 3.5%, subject to adjustment based on certain ratios. As of March 30, 2019 and September 29, 2018, borrowings of $7,218,000 and $6,568,000, respectively, were outstanding under the New Revolving Facility and had a weighted average interest rate of 5.2% and 5.4%, respectively.
In connection with the refinancing, the Company also amended the principal amounts and payment terms of its outstanding term notes with BHBM as follows:

•
Promissory Note – Rustic Inn purchase – On February 25, 2013, the Company issued a promissory note to BHBM for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from BHBM under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan was payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. In connection with the Refinancing, this note was amended and restated and increased by $2,783,333 of credit facility borrowings. The new principal amount of $4,400,000, which is secured by a mortgage on The Rustic Inn real estate, is payable in 27 equal quarterly installments of $71,333, commencing on September 1, 2018, with a balloon payment of $2,474,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

•
Promissory Note – Shuckers purchase – On October 22, 2015, in connection with the acquisition of Shuckers, the Company issued a promissory note to BHBM for $5,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 60 equal monthly installments of $83,333, commencing on November 22, 2015. In connection with the Refinancing, this note was amended and restated and increased by $2,433,324 of credit facility borrowings. The new principal amount of $5,100,000, which is secured by a mortgage on the Shuckers real estate, is payable in 27 equal quarterly installments of $85,000, commencing on September 1, 2018, with a balloon payment of $2,805,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

•
Promissory Note – Oyster House purchase – On November 30, 2016, in connection with the acquisition of the Oyster House properties, the Company issued a promissory note under the Revolving Facility to BHBM for $8,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 60 equal monthly installments of $133,273, commencing on January 1, 2017. In connection with the Refinancing, this note was amended and restated and separated into two notes. The first note, in the principal amount of $3,300,000, is secured by a mortgage on the Oyster House Gulf Shores real estate, is payable in 19 equal quarterly installments of $117,857, commencing on September 1, 2018, with a balloon payment of $1,060,716 on June 1, 2023 and bears interest at LIBOR plus 3.5% per annum. The second note, in the principal amount of $2,200,000, is secured by a mortgage on the Oyster House Spanish Fort real estate, is payable in 27 equal quarterly installments of $36,667, commencing on September 1, 2018, with a balloon payment of $1,210,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

Deferred financing costs incurred in connection with the New Revolving Facility in the amount of $125,000 are being amortized over the life of the agreements on a straight-line basis and included in interest expense. Amortization expense of approximately $8,000 and $3,000 is included in interest expense for the 13 weeks ended March 30, 2019 and March 31, 2018, respectively. Amortization expense was $16,000 and $9,000 for the 26 weeks ended March 30, 2019 and March 31, 2018, respectively.
Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.
The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined therein, maintain a fixed charge coverage ratio of not less than 1.1:1 on a latest 12-months' basis and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the New Revolving Facility as of March 30, 2019.

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
Other - On February 21, 2019, the Company, through a wholly subsidiary, entered into an agreement to purchase the assets of a restaurant and bar in Deerfield Beach, Florida for $7,000,000. The purchase will be financed with borrowings from BHBM and is subject to, amount other things, entering into a lease with the property owner satisfactory to Ark as well as the consent of the current mortgage holders of the property. The transaction is expected to close during the third fiscal quarter of 2019.

8.	STOCK OPTIONS
The Company has options outstanding under two stock option plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire ten years after the date of grant.
No options or performance-based awards were granted during the 26-week week period ended March 30, 2019.

The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer, or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
A summary of stock option activity is presented below:

	2019
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	378,750	$18.46	4.8 Years
Options:
Granted	—
Exercised	(6,500)	$14.40
Canceled or expired	(5,000)	$20.07
Outstanding and expected to vest, end of period	367,250	$18.51	4.3 Years	$942,000
Exercisable, end of period	354,750	$18.39	4.1 Years	$942,000

Shares available for future grant	475,000
Compensation cost charged to operations for the 13 weeks ended March 30, 2019 and March 31, 2018 for share-based compensation programs was approximately $12,000 and $1,000, respectively, and for the 26 weeks ended March 30, 2019 and March 31, 2018 was approximately $24,000 and $13,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of March 30, 2019, there was approximately $23,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of six months.

9.	INCOME TAXES

The Company’s provision (benefit) for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The income tax provision for the 26-week period ended March 30, 2019 was $446,000 and includes a discrete tax provision of approximately $450,000 in connection with the settlement of a tax examination. The effective tax rate for the 26-week period ended March 30, 2019 of (182.3)% differed from the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits offset by a discrete tax provision in connection with the settlement of a tax examination.

The income tax benefit for the 26-week period ended March 31, 2018 was ($1,223,000) and includes a discrete tax benefit related to the one-time remeasurement of the Company’s deferred tax assets and liabilities for reduced federal tax rate enacted as part of the Tax Cuts and Jobs Act. The effective rate of (711.0%) for the 26-weeks ended March 31, 2018 differed from the blended statutory rate of 24% as a result of tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company coupled with a discrete tax benefit related to the one-time remeasurement of the Company’s deferred tax assets and liabilities for reduced federal tax rate enacted as part of the Tax Cuts and Jobs Act.

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
For the 13-week and 26-week periods ended March 30, 2019, the dilutive effect of options to purchase 35,000 shares of common stock at an exercise price of $12.04 per share, options to purchase 133,750 shares of common stock at an exercise price of $14.40 per share, options to purchase 5,000 shares of common stock at an exercise price of $20.26 per share, options to purchase 173,500 shares of common stock at an exercise price of $22.50 per share and options to purchase 20,000 shares of common stock at an exercise price of $22.30 per share were not included in diluted earnings per share as their impact would be anti-dilutive.
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
On December 3, 2018 and March 1, 2019, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 3, 2019 and April 5, 2019 to shareholders of record at the close of business on December 18, 2018 and March 15, 2019. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
As of March 30, 2019, the Company owned and operated 19 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it is located, and rising labor costs. As a result, included in the Statements of Operations for the 13 and 26 weeks ended March 30, 2019 are losses on closure in the amounts of $39,000 and $1,106,000, respectively, consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended March 30, 2019 and March 31, 2018 each included 13 and 26 weeks.
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
Results of Operations
The Company’s operating income for the 13 weeks ended March 30, 2019 was $79,000, as compared to an operating loss of $562,000 for the 13 weeks ended March 31, 2018. This increase resulted primarily from strong performance at our properties located in Florida and Alabama partially offset by increased labor costs and weaker than expected results at our NY properties. The Company’s operating income for the 26 weeks ended March 30, 2019 was $384,000, which included a loss of $1,067,000 relating to the closure of Durgin-Park located in Boston, MA, as compared to $320,000 for the 26 weeks ended March 31, 2018. This increase resulted primarily from strong catering revenues at our New York properties in the first fiscal quarter combined with strong performance at our properties located in Florida and Alabama partially offset by increased labor costs.
The following table summarizes the significant components of the Company’s operating results for the 13- and 26- week periods ended March 30, 2019 and March 31, 2018:

	13 Weeks Ended		Variance		26 Weeks Ended		Variance
	March 30, 2019	March 31, 2018	$	%	March 30, 2019	March 31, 2018	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$34,485	$34,400	$85	0.2%	$74,323	$73,017	$1,306	1.8%
Other revenue	826	876	(50)	-5.7%	1,536	1,611	(75)	-4.7%
Total revenues	35,311	35,276	35	0.1%	75,859	74,628	1,231	1.6%
COSTS AND EXPENSES:
Food and beverage cost of sales	9,791	9,729	62	0.6%	20,268	19,959	309	1.5%
Payroll expenses	12,979	12,991	(12)	-0.1%	27,084	26,700	384	1.4%
Occupancy expenses	3,808	4,119	(311)	-7.6%	8,812	9,150	(338)	-3.7%
Other operating costs and expenses	5,236	5,196	40	0.8%	10,211	10,314	(103)	-1.0%
General and administrative expenses	2,193	2,525	(332)	-13.1%	5,601	5,603	(2)	—%
Loss on closure of Durgin-Park	39	—	39	N/A	1,106	—	1,106	N/A
Depreciation and amortization	1,187	1,278	(91)	-7.1%	2,393	2,582	(189)	-7.3%
Total costs and expenses	35,233	35,838	(605)	-1.7%	75,475	74,308	1,167	1.6%
OPERATING INCOME	$78	$(562)	$640	114.1%	$384	$320	$64	20.0%
Revenues
During the Company’s 13-week period ended March 30, 2019, revenues increased 0.1% as compared to revenues in the 13-week period ended March 31, 2018. This increase resulted primarily from the same-store sales impacts discussed below, partially offset by sales in the prior period related to the closure of Durgin-Park which was closed in January 2019.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales increased 0.9% during the second fiscal quarter of 2019 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	March 30, 2019	March 31, 2018	$	%
	(in thousands)
Las Vegas	$12,628	$12,761	$(133)	-1.0%
New York	5,409	5,776	(367)	-6.4%
Washington, DC	2,031	1,978	53	2.7%
Atlantic City, NJ	1,705	1,694	11	0.6%
Connecticut	553	565	(12)	-2.1%
Alabama	2,832	2,657	175	6.6%
Florida	8,902	8,320	582	7.0%
Same-store sales	34,060	33,751	$309	0.9%
Other	425	649
Food and beverage sales	$34,485	$34,400

Same-store sales in Las Vegas decreased 1.0% primarily as a result of increased competition. Same-store sales in New York decreased 6.4% primarily as a result of weaker than expected catering revenues combined with increased competition. Same-store sales in Washington, DC increased 2.7% due to better performance at our newly renovated property Sequoia offset by decreased traffic at our Thunder Grill property as a result of a major tenant vacating the adjacent space. Same-store sales in Atlantic City increased 0.6% as a result of an overall increase in traffic in Atlantic City due to the legalization of sports gambling in New Jersey. Same-store sales in Alabama increased 6.6% primarily as a result of better weather conditions in the current period. Same-store sales in Florida increased 7.0% as a result of the completion in December 2017 of the road construction project started in the second quarter of fiscal 2016 by the local municipality near The Rustic Inn in Dania Beach, FL combined with modest menu price increases. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period, sales related to properties that were closed and other fees.
Costs and Expenses
Costs and expenses for the 13 and 26 weeks ended March 30, 2019 and March 31, 2018 were as follows (in thousands):

	13 Weeks Ended March 30, 2019	% to Total Revenues	13 Weeks Ended March 31, 2018	% to Total Revenues	Increase (Decrease)		26 Weeks Ended March 30, 2019	% to Total Revenues	26 Weeks Ended March 31, 2018	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$9,791	27.7%	$9,729	27.6%	$62	0.6%	$20,268	26.7%	$19,959	26.7%	$309	1.5%
Payroll expenses	12,979	36.8%	12,991	36.8%	(12)	-0.1%	27,084	35.7%	26,700	35.8%	384	1.4%
Occupancy expenses	3,808	10.8%	4,119	11.7%	(311)	-7.6%	8,812	11.6%	9,150	12.3%	(338)	-3.7%
Other operating costs and expenses	5,236	14.8%	5,196	14.7%	40	0.8%	10,211	13.5%	10,314	13.8%	(103)	-1.0%
General and administrative expenses	2,193	6.2%	2,525	7.2%	(332)	-13.1%	5,601	7.4%	5,603	7.5%	(2)	—%
Loss on closure of Durgin-Park	39	N/A	—	N/A	39	N/A	1,106	1.5%	—	N/A	1,106	N/A
Depreciation and amortization	1,187	3.4%	1,278	3.6%	(91)	-7.1%	2,393	3.2%	2,582	3.5%	(189)	-7.3%
Total costs and expenses	$35,233		$35,838		$(605)		$75,475		$74,308		$1,167
Food and beverage costs as a percentage of total revenues for the 13 and 26 weeks ended March 30, 2019 were consistent with the same periods of last year as expected and resulted from a better mix of catering versus a la carte business at our larger properties combined with menu price increases offset by increases in food costs.
Payroll expenses as a percentage of total revenues for the 13 and 26 weeks ended March 30, 2019 were consistent with the same periods of last year primarily as a result of minimum wage increases associated with changes to labor laws partially offset by a better mix of catering versus a la carte business at our larger properties combined with menu price increases.
Occupancy expenses as a percentage of total revenues for the 13 and 26 weeks ended March 30, 2019 decreased slightly as compared to the same periods of last year primarily as a result of higher sales at properties where rents are relatively fixed or where the Company owns the premises at which the property operates.
Other operating costs and expenses as a percentage of total revenues for the 13 weeks ended March 30, 2019 increased 0.1% as compared to the same period of last year. Other operating costs and expenses as a percentage of total revenues for the 26 weeks ended March 30, 2019 decreased 0.3% as compared to the same period of last year as a result of increased sales as many of these costs are fixed.
General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13 and 26 weeks ended March 30, 2019 decreased as compared to the same period of last year primarily as a result reduced consulting fees partially offset by of annual wage increases and higher professional fees.
Depreciation and amortization expense for the 13 and 26 weeks ended March 30, 2019 decreased as compared to the same period of last year primarily as a result of assets becoming fully depreciated in the prior period partially offset by depreciation on the improvements made at the Sequoia property which were placed in service in the fourth fiscal quarter of 2017.
Income Taxes

The Company’s provision (benefit) for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The income tax provision for the 26-week period ended March 30, 2019 was $446,000 and includes a discrete tax provision of approximately $450,000 in connection with the settlement of a tax examination. The effective tax rate for the 26-week period ended March 30, 2019 of (182.3)% differed than the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits offset by a discrete tax provision in connection with the settlement of a tax examination.

The income tax benefit for the 26-week period ended March 31, 2018 was ($1,223,000) and includes a discrete tax benefit related to the one-time remeasurement of the Company’s deferred tax assets and liabilities for reduced federal tax rate enacted as part of the Tax Cuts and Jobs Act. The effective rate of (711.0%) for the 26-weeks ended March 31, 2018 differed from the blended statutory rate of 24% as a result of tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company coupled with a discrete tax benefit related to the one-time remeasurement of the Company’s deferred tax assets and liabilities for reduced federal tax rate enacted as part of the Tax Cuts and Jobs Act.

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
Net cash provided by operating activities for the 26 weeks ended March 30, 2019 decreased to $2,002,000 as compared to $2,234,000 provided by operations in the same period of last year. This decrease was attributable to changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses partially offset by increased operating income.
Net cash used in investing activities for the 26 weeks ended March 30, 2019 and March 31, 2018 was $1,512,000 and $3,619,000, respectively and resulted primarily from purchases of fixed assets at existing restaurants.
Net cash provided by (used in) financing activities for the 26 weeks ended March 30, 2019 and March 31, 2018 of ($2,663,000) and $942,000, respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, offset by borrowings under the credit facility.
The Company had a working capital deficiency of $5,505,000 at March 30, 2019 as compared with a deficiency of $4,628,000 at September 29, 2018. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through May 15, 2020.
On December 3, 2018 and March 1, 2019, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 3, 2019 and April 5, 2019 to shareholders of record at the close of business on December 18, 2018 and March 15, 2019. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.
The Company was in compliance with all of its financial covenants under the New Revolving Facility as of March 30, 2019.
Recent Restaurant Dispositions
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it is located, and rising labor costs. As a result, included in the Statements of Operations for the 13 and 26 weeks ended March 30, 2019 are losses on closure in the amounts of $39,000 and $1,106,000, respectively, consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 30, 2019 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None.
Item 6.    Exhibits
31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32    Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*  XBRL Instance Document
101.SCH* XBRL Taxonomy Extension Schema Document
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document
__________________________
* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 14, 2019

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)