Form 10-Q
period 2019-06-29
ARK RESTAURANTS CORP
filed 2019-08-13
CIK 779544

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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
Yes ☐    No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding shares at August 8, 2019
(Common stock, $.01 par value)	3,498,907

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	June 29, 2019	September 29, 2018
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $118 at June 29, 2019 and $181 at September 29, 2018 related to VIEs)	$5,576	$5,012
Accounts receivable (includes $320 at June 29, 2019 and $354 at September 29, 2018 related to VIEs)	3,700	3,452
Employee receivables	448	386
Inventories (includes $19 at June 29, 2019 and September 29, 2018 related to VIEs)	2,250	2,094
Prepaid and refundable income taxes (includes $241 at September 29, 2018 related to VIEs)	—	721
Prepaid expenses and other current assets (includes $49 at June 29, 2019 and $51 at September 29, 2018 related to VIEs)	1,561	1,547
Total current assets	13,535	13,212
FIXED ASSETS - Net (includes $234 at June 29, 2019 and $0 at September 29, 2018 related to VIEs)	44,086	45,264
INTANGIBLE ASSETS - Net	314	349
GOODWILL	15,570	9,880
TRADEMARKS	3,720	3,331
DEFERRED INCOME TAXES	2,866	2,988
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	7,084	7,036
OTHER ASSETS (includes $82 at June 29, 2019 and September 29, 2018 related to VIEs)	2,642	2,677
TOTAL ASSETS	$89,817	$84,737

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $94 at June 29, 2019 and $158 at September 29, 2018 related to VIEs)	$3,398	$5,019
Accrued expenses and other current liabilities (includes $163 at June 29, 2019 and $348 at September 29, 2018 related to VIEs)	10,849	10,702
Dividend payable	875	868
Current portion of notes payable	2,701	1,251
Total current liabilities	17,823	17,840
OPERATING LEASE DEFERRED CREDIT (includes ($28) at June 29, 2019 and ($21) at September 29, 2018 related to VIEs)	2,951	3,301
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	24,451	19,860
TOTAL LIABILITIES	45,225	41,001
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,499 shares at June 29, 2019 and 3,470 shares at September 29, 2018	35	35
Additional paid-in capital	13,254	12,897
Retained earnings	29,982	29,364
Total Ark Restaurants Corp. shareholders’ equity	43,271	42,296
NON-CONTROLLING INTERESTS	1,321	1,440
TOTAL EQUITY	44,592	43,736
TOTAL LIABILITIES AND EQUITY	$89,817	$84,737
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
REVENUES:
Food and beverage sales	$43,888	$43,989	$118,212	$117,006
Other revenue	919	811	2,455	2,422
Total revenues	44,807	44,800	120,667	119,428

COSTS AND EXPENSES:
Food and beverage cost of sales	11,714	11,874	31,982	31,832
Payroll expenses	14,864	14,685	41,948	41,386
Occupancy expenses	4,246	4,683	13,058	13,833
Other operating costs and expenses	4,840	5,658	15,051	15,972
General and administrative expenses	3,238	2,859	8,840	8,461
Depreciation and amortization	1,174	1,255	3,568	3,837
Loss on closure of Durgin-Park	—	—	1,106	—
Total costs and expenses	40,076	41,014	115,553	115,321
OPERATING INCOME	4,731	3,786	5,114	4,107
INTEREST (INCOME) EXPENSE:
Interest expense	373	313	1,031	834
Interest income	(19)	(14)	(48)	(43)
Total interest (income) expense, net	354	299	983	791
INCOME BEFORE PROVISION FOR INCOME TAXES	4,377	3,487	4,131	3,316
Provision for income taxes	283	562	728	(661)
CONSOLIDATED NET INCOME	4,094	2,925	3,403	3,977
Net income attributable to non-controlling interests	(132)	(268)	(172)	(329)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$3,962	$2,657	$3,231	$3,648

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$1.14	$0.77	$0.93	$1.06
Diluted	$1.12	$0.75	$0.92	$1.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,481	3,440	3,477	3,436
Diluted	3,530	3,558	3,531	3,554
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended June 29, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - March 30, 2019	3,477	$35	$13,015	$26,895	$39,945	$1,300	$41,245

Net income	—	—	—	3,962	3,962	132	4,094
Exercise of stock options	34	—	409	—	409	—	409
Purchase and retirement of treasury shares	(12)	—	(235)	—	(235)	—	(235)
Stock-based compensation	—	—	65	—	65	—	65
Distributions to non-controlling interests	—	—	—	—	—	(111)	(111)
Dividends accrued - $0.25 per share	—	—	—	(875)	(875)	—	(875)

BALANCE - June 29, 2019	3,499	$35	$13,254	$29,982	$43,271	$1,321	$44,592

For the 39 weeks ended June 29, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 29, 2018	3,470	$35	$12,897	$29,364	$42,296	$1,440	$43,736

Net income	—	—	—	3,231	3,231	172	3,403
Exercise of stock options	41	—	503	—	503	—	503
Purchase and retirement of treasury shares	(12)	—	(235)	—	(235)	—	(235)
Stock-based compensation	—	—	89	—	89	—	89
Distributions to non-controlling interests	—	—	—	—	—	(291)	(291)
Dividends paid and accrued - $0.75 per share	—	—	—	(2,613)	(2,613)	—	(2,613)

BALANCE - June 29, 2019	3,499	$35	$13,254	$29,982	$43,271	$1,321	$44,592
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - March 31, 2018	3,437	$34	$12,417	$27,570	$40,021	$1,658	$41,679

Net income	—	—	—	2,657	2,657	268	2,925
Exercise of stock options	33	1	433	—	434	—	434
Distributions to non-controlling interests	—	—	—	—	—	(172)	(172)
Dividends accrued - $0.25 per share	—	—	—	(867)	(867)	—	(867)

BALANCE - June 30, 2018	3,470	$35	$12,850	$29,360	$42,245	$1,754	$43,999

For the 39 weeks ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 1, 2017	3,428	$34	$12,247	$28,298	$40,579	$1,996	$42,575

Net income	—	—	—	3,648	3,648	329	3,977
Exercise of stock options	42	1	603	—	604	—	604
Distributions to non-controlling interests	—	—	—	—	—	(571)	(571)
Dividends paid and accrued - $0.75 per share	—	—	—	(2,586)	(2,586)	—	(2,586)

BALANCE - June 30, 2018	3,470	$35	$12,850	$29,360	$42,245	$1,754	$43,999
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	39 Weeks Ended
	June 29, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3,403	$3,977
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	89	—
Asset impairment on closure of Durgin-Park	1,067	—
Deferred income taxes	122	(1,067)
Accrued interest on note receivable from NMR	(48)	(43)
Depreciation and amortization	3,568	3,837
Amortization of deferred financing costs	25	13
Operating lease deferred credit	(350)	(252)
Changes in operating assets and liabilities:
Accounts receivable	(248)	(156)
Inventories	(76)	(71)
Prepaid, refundable and accrued income taxes	1,352	390
Prepaid expenses and other current assets	(27)	394
Other assets	35	(10)
Accounts payable - trade	(1,626)	(166)
Accrued expenses and other current liabilities	(534)	729
Net cash provided by operating activities	6,752	7,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,488)	(4,702)
Loans and advances made to employees	(201)	(70)
Payments received on employee receivables	139	134
Purchase of JB's on the Beach, net of cash acquired	(25)	—
Net cash used in investing activities	(2,575)	(4,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(933)	(1,756)
Borrowings under credit facility	650	5,086
Repayments of borrowings under credit facility	(650)	—
Payments of debt financing costs	(51)	(125)
Dividends paid	(2,606)	(2,575)
Proceeds from issuance of stock upon exercise of stock options	268	604
Distributions to non-controlling interests	(291)	(571)
Net cash provided by (used in) financing activities	(3,613)	663
NET INCREASE IN CASH AND CASH EQUIVALENTS	564	3,600
CASH AND CASH EQUIVALENTS, Beginning of period	5,012	1,406
CASH AND CASH EQUIVALENTS, End of period	$5,576	$5,006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$907	$805
Income taxes	$215	$17
Non-cash financing activities:
Note payable in connection with the purchase of JB's on the Beach	$7,000	$—
Changes in excess tax benefits from stock-based compensation	$97	$135
Conversion of credit facility borrowings to term notes	$3,200	$4,430
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS June 29, 2019 (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
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
The Company had a working capital deficiency of $4,288,000 at June 29, 2019. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through August 14, 2020.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the 13 and 39 weeks ended June 29, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 28, 2019.
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
FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair values of notes receivable and payable are determined using current applicable rates for similar instruments as of the balance sheet dates and approximate the carrying value of such debt instruments.
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
CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. Accounts receivable are primarily comprised of normal business receivables, such as credit card receivables, that are collected in a short period of time and amounts due from the hotel operators where the Company has a location, and are recorded upon satisfaction of the performance obligation. The Company reviews the collectability of its receivables on an ongoing basis, and provides for an allowance when it considers the entity unable to meet its obligation. The concentration of credit risk with respect to accounts receivable is generally limited due to the short payment terms extended by the Company and the number of customers comprising the Company’s customer base.

As of June 29, 2019, the Company had accounts receivable balances due from one hotel operator totaling 26% of total accounts receivable. As of September 29, 2018, the Company had accounts receivable balances due from two hotel operators totaling 47% of total accounts receivable.
For the 13- and 39-week periods ended June 29, 2019 and June 30, 2018, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period.
As of June 29, 2019 and September 29, 2018, all debt outstanding is with one lender (see Note 7 – Notes Payable – Bank).
SEGMENT REPORTING — As of June 29, 2019, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
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
Revenues from restaurant operations are presented net of discounts and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time. Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold.
In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update also simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This guidance also changes the presentation and disclosure requirements for financial instruments as well as clarifying the guidance related to valuation allowance assessments when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted this guidance in the first quarter of fiscal 2019 with respect to its Investment in New Meadowlands Racetrack (see Note 5). Such adoption did not have a material impact on our consolidated condensed financial statements.
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
NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months.  Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet.  This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted.  In August 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which permits adoption of the guidance in ASU 2016-02 using either a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented or a transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented without adjusting historical financial statements.  We expect to adopt the guidance on September 29, 2019, and we are currently evaluating the effects that its adoption will have on the Company’s consolidated condensed financial statements, but anticipate that the new guidance will significantly impact our consolidated condensed balance sheet given our considerable lease obligations.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to non-employees for goods and services.  Under this ASU, the guidance on share-based payments to non-employees would be aligned with the requirements for share-based payments granted to employees, with certain exceptions.  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The adoption of this standard is not expected to result in a material impact to the Company’s consolidated condensed financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets.  A customer’s accounting for the costs of the hosting component of the arrangement are not affected by the new guidance.  This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to result in a material impact to the Company’s consolidated condensed financial statements.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	June 29, 2019	September 29, 2018
	(in thousands)
Cash and cash equivalents	$118	$181
Accounts receivable	320	354
Inventories	19	19
Prepaid and refundable income taxes	—	241
Prepaid expenses and other current assets	49	51
Due from Ark Restaurants Corp. and affiliates (1)	202	338
Fixed assets - net	234	—
Other assets	82	82
Total assets	$1,024	$1,266

Accounts payable - trade	$94	$158
Accrued expenses and other current liabilities	163	348
Operating lease deferred credit	(28)	(21)
Total liabilities	229	485
Equity of variable interest entities	795	781
Total liabilities and equity	$1,024	$1,266

(1)	Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
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

On May 15, 2019, the Company, through a newly formed, wholly-owned subsidiary, acquired the assets of JB's on the Beach, a restaurant and bar located in Deerfield Beach, Florida for $7,036,000 as set out below. The acquisition is accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $7,000,000 and cash from operations.

The Company is in the process of determining the acquisition date fair values of the assets and liabilities acquired and has recorded preliminary estimates as of the acquisition date. As the Company completes this process and additional information becomes known concerning the acquired assets and assumed liabilities, management will likely make adjustments to the fair value of the amounts recorded in the opening balance sheet of JB's on the Beach during the measurement period, which is no longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.

A preliminary allocation of the fair values of the assets acquired, subject to final purchase accounting, is as follows (amounts in thousands):

Cash	$11
Inventory	80
Furniture, fixtures and equipment	200
Trademarks	1,110
Goodwill	5,690
Liabilities assumed	(55)
$7,036

Goodwill recognized in connection with this transaction represents the residual amount of the purchase price over separately identifiable intangible assets and is expected to be deductible for tax purposes.
Concurrent with the acquisition, the Company entered into a 20 year lease (with a five year option) for the restaurant facility and parking lot with the former owner of JB's on the Beach, who is also the owner of the underlying real estate. Rent payments under the lease are $600,000 per year with 10% increases every five years.
The consolidated condensed statements of income for the 13 and 39-weeks ended June 29, 2019 include revenues and losses of approximately $1,239,000 and ($52,000), respectively, related to JB's on the Beach. The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated condensed statements of income for the 13 and 39-weeks ended June 29, 2019 and June 30, 2018 and includes the results of operations for JB's on the Beach for the periods prior to acquisition. The unaudited pro forma financial information, which has been adjusted for rent payments under the lease discussed above as well as interest expense of the term loan, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of JB's on the Beach occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended		39 Weeks Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(Dollars in thousands except per share amounts)		(Dollars in thousands except per share amounts)
Total revenues	$46,423	$47,575	$128,445	$128,272
Net income	$4,123	$2,836	$3,891	$4,438
Net income per share - basic	$1.18	$0.82	$1.12	$1.29
Net income per share - diluted	$1.17	$0.80	$1.10	$1.25

Basic	3,481	3,440	3,477	3,436
Diluted	3,530	3,558	3,531	3,554

4.	RECENT RESTAURANT DISPOSITIONS
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it is located, and rising labor costs. As a result, included in the consolidated condensed statements of income for the 39 weeks ended June 29, 2019 are losses on closure in the amount of $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.

5.	INVESTMENT IN NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and on February 7, 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls, bringing its total investment to $5,108,000 with no change in ownership. As of September 29, 2018, this investment was accounted for based on the cost method. As of September 30, 2018, the Company elected to account for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. Such change did not affect the value of our investment in NMR as no events or changes in circumstances occurred during the 39 weeks ended June 29, 2019 that would indicate impairment and there are no observable prices for this investment. Any future changes in the carrying value of our Investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR, a related party). As of June 29, 2019 and September 29, 2018, no amounts were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,976,000 and $1,928,000 are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated condensed balance sheets at June 29, 2019 and September 29, 2018, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	June 29, 2019	September 29, 2018
	(In thousands)

Sales tax payable	$1,016	$820
Accrued wages and payroll related costs	2,537	3,226
Customer advance deposits	4,323	4,439
Accrued income taxes	631	—
Accrued occupancy and other operating expenses	2,342	2,217
	$10,849	$10,702

7.	NOTES PAYABLE – BANK
Long-term debt consists of the following:

	June 29, 2019	September 29, 2018
	(In thousands)

Promissory Note - Rustic Inn purchase	$4,115	$4,327
Promissory Note - Shuckers purchase	4,760	5,015
Promissory Note - Oyster House purchase	4,882	5,346
Promissory Note - JB's on the Beach purchase	7,000	—
Promissory Note - Sequoia renovation	3,200	—
Revolving Facility	3,366	6,568
	27,323	21,256
Less: Current maturities	(2,701)	(1,251)
Less: Unamortized deferred financing costs	(171)	(145)
Long-term debt	$24,451	$19,860

On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the "Revolving Facility”), which expires on May 31, 2021. The Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are payable upon maturity of the Revolving Facility with interest payable monthly at LIBOR plus 3.5%, subject to adjustment based on certain ratios. As of June 29, 2019 and September 29, 2018, borrowings of $3,366,000 and $6,568,000, respectively, were outstanding under the Revolving Facility and had a weighted average interest rate of 5.2% and 5.4%, respectively. As of June 29, 2019, $6,396,000 was available under the Revolving Facility.
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

•
Promissory Note - JB's on the Beach purchase – On May 15, 2019, in connection with the previously discussed acquisition of JB’s on the Beach, the Company issued a promissory note under the Revolving Facility to BHBM for $7,000,000 which is payable in 23 equal quarterly installments of $250,000, commencing on September 1, 2019, with a balloon payment of $1,250,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

•
Promissory Note - Sequoia renovation – Also on May 15, 2019, the Company converted $3,200,000 of Revolving Facility borrowings incurred in connection with the Sequoia renovation to a promissory note which is payable in 23 equal quarterly installments of $114,286, commencing on September 1, 2019, with a balloon payment of $571,429 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

Deferred financing costs in the amount of $207,000 are being amortized over the life of the agreements on a straight-line basis, which is materially consistent with the effective interest method, and included in interest expense. Amortization expense of approximately $9,100 and $4,900 is included in interest expense for the 13 weeks ended June 29, 2019 and June 30, 2018, respectively. Amortization expense of approximately $26,000 and $13,000 is included in interest expense for the 39 weeks ended June 29, 2019 and June 30, 2018, respectively.

Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.
The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined therein, maintain a fixed charge coverage ratio of not less than 1.1:1 on a latest 12-months' basis and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Revolving Facility as of June 29, 2019.

8.	COMMITMENTS AND CONTINGENCIES
Leases — The Company leases several restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2039. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurant’s sales in excess of stipulated amounts at such facility and in one instance based on profits.
Legal Proceedings — In the ordinary course of its business, the Company is a party to various lawsuits arising from accidents at its restaurants and workers' compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted, from time to time, in litigation alleging violation by the Company of employment discrimination laws. Management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs allege on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint seeks unspecified money damages, together with interest, liquidated damages and attorney fees.  There has been no discovery on the merits of the Complaint and the matter is still in the initial stages of discovery concerning whether the named Plaintiffs are seeking to represent an appropriate class of tipped service workers and if so, whether the named Plaintiffs are appropriate class representatives. The Company's Motion to Dismiss the Complaint was denied on June 27, 2019. The Company believes that the allegations and claims in the Complaint are without merit, and it intends to defend itself vigorously in this litigation. However, the outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the probability or quantification of any loss. Based on information currently available, including the Company’s assessment of the facts underlying the Complaint and advice of counsel, the amount or range of reasonably possible losses, if any, cannot be estimated.  Accordingly, the Company has not recorded any accrual related to this matter as of June 29, 2019.

9.	STOCK OPTIONS
The Company has options outstanding under two stock option plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire ten years after the date of grant.

During the 13-week period ended June 29, 2019, options to purchase 23,000 shares of common stock at an exercise price of $19.61 per share were granted to employees of the Company.  Such options are exercisable as to 50% of the shares commencing on the date of grant and as to an additional 50% commencing on the first anniversary of the date of grant. Such options had an aggregate grant date fair value of $3.48 per share and totaled approximately $80,000.

During the 13-week period ended June 29, 2019, options to purchase 11,000 shares of common stock at an exercise price of $20.18 per share were granted to employees of the Company.  Such options are exercisable as to 25%  of the shares commencing on the first anniversary of the date of grant and 25% on the second, third and fourth anniversary thereof.  Such options had an aggregate grant date fair value of $3.55 per share and totaled approximately $39,000.

During the 13 weeks ended June 29, 2019, options to purchase 19,500 shares of common stock with a strike price of $12.04 were exercised on a net issue basis as provided in the 2010 Plan. Accordingly, 11,774 shares were immediately repurchased and retired from treasury.

The Company generally issues new shares upon the exercise of employee stock options.

The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the above grants include a risk free interest rate of 2.52% - 2.61%, volatility of 30.6%, a dividend yield of 5.1% and an expected life of 10 years.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer, or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
A summary of stock option activity is presented below:

	2019
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	378,750	$18.46	4.8 Years
Options:
Granted	34,000	$19.79	9.7 Years
Exercised	(40,500)	$12.42	0.5 Years
Canceled or expired	(6,000)	$18.73	3.6 Years
Outstanding and expected to vest, end of period	366,250	$19.25	5.0 Years	$832,000
Exercisable, end of period	331,250	$19.11	4.1 Years	$819,000

Shares available for future grant	441,000
Compensation cost charged to operations for the 13 weeks ended June 29, 2019 and June 30, 2018 for share-based compensation programs was approximately $65,000 and $0, respectively, and for the 39 weeks ended June 29, 2019 and June 30, 2018 was approximately $89,000 and $0, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of June 29, 2019, there was approximately $77,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of four years.

10.	INCOME TAXES

The Company’s provision (benefit) for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The income tax provision for the 13 and 39-week periods ended June 29, 2019 was $283,000 and $728,000, respectively, and includes a discrete tax provision of approximately ($146,000) and $304,000, respectively, in connection with the settlement of various state and local tax examinations as well as changes in the uncertain tax position liability as a result of lapses in the statute of limitations.  The effective tax rate for the 13 and 39-week periods ended June 29, 2019 of 6.5% and 17.6%, respectively, differed from the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits, a discrete tax provision in connection with the settlement of various state and local tax examinations offset by changes in the uncertain tax position liability as a result of lapses in the statute of limitations during the interim period ended June 29, 2019.

The income tax provision for the 13-week period ended June 30, 2018 was $562,000 and the effective tax rate for the period of 16.1% differed from the blended statutory rate of 24% as a result of tax benefits related to the generation of FICA tax credits and operating income attributable to non-controlling interests that is not taxable to the Company. The income tax benefit for the 39-week period ended June 30, 2018 was ($661,000) and includes a discrete tax benefit related to the one-time remeasurement of the Company’s deferred tax assets and liabilities for reduced federal tax rate enacted as part of the Tax Cuts and Jobs Act. The effective rate of (19.9)% for the 39-weeks ended June 30, 2018 differed from the blended statutory rate of 24% as a result of tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company coupled with a discrete tax benefit related to the one-time remeasurement of the Company’s deferred tax assets and liabilities for reduced federal tax rate enacted as part of the Tax Cuts and Jobs Act.

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

11.	INCOME PER SHARE OF COMMON STOCK
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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	13 Weeks Ended		39 Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Basic	3,481	3,440	3,477	3,436
Effect of dilutive securities:
Stock options	49	118	54	118
Diluted	3,530	3,558	3,531	3,554

For the 13-week and 39-week periods ended June 29, 2019, the dilutive effect of options to purchase 209,500 shares of common stock at exercise prices ranging from $20.18 per share to $22.50 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.

For the 13-week and 39-week periods ended June 30, 2018 no options were excluded from diluted earnings per share as all were dilutive.

12.	DIVIDENDS
On December 3, 2018, March 1, 2019, and June 3, 2019, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 3, 2019, April 5, 2019, and July 8, 2019 to shareholders of record at the close of business on December 18, 2018, March 15, 2019, and June 22, 2019, respectively. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
As of June 29, 2019, the Company owned and operated 20 restaurants and bars, 19 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The consolidated condensed statements of income for the 13 and 39 weeks ended June 29, 2019 include revenues and losses of approximately $1,239,000 and ($52,000), respectively, related to JB's on the Beach, which was acquired on May 15, 2019. As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the consolidated condensed statement of income for the 39 weeks ended June 29, 2019 are losses on closure in the amount of $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.

Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The periods ended June 29, 2019 and June 30, 2018 each included 13 and 39 weeks.
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
Results of Operations
The Company’s operating income for the 13 weeks ended June 29, 2019 was $4,731,000, as compared to $3,786,000 for the 13 weeks ended June 30, 2018. This increase resulted primarily from strong performance at our properties located in Florida and Alabama, increased profitability at one of our DC properties as a result of a renegotiated month-to-month rent, and the elimination of losses in the prior period of approximately $200,000 related to Durgin-Park, which was closed in January 2019, partially offset by increased labor costs and weaker than expected results at our New York properties. The Company’s operating income for the 39 weeks ended June 29, 2019 was $5,114,000, which included a loss of $1,106,000 relating to the closure of Durgin-Park, as compared to $4,107,000 for the 39 weeks ended June 30, 2018. This increase resulted primarily from strong catering revenues at our New York properties in the first fiscal quarter, strong performance at our properties located in Florida and Alabama, increased profitability at one of our DC properties as a result of a renegotiated month-to-month rent, and the elimination of losses in the prior period of approximately $200,000 related to Durgin-Park, partially offset by increased labor costs.
The following table summarizes the significant components of the Company’s operating results for the 13- and 39-week periods ended June 29, 2019 and June 30, 2018:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	June 29, 2019	June 30, 2018	$	%	June 29, 2019	June 30, 2018	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$43,888	$43,989	$(101)	-0.2%	$118,212	$117,006	$1,206	1.0%
Other revenue	919	811	108	13.3%	2,455	2,422	33	1.4%
Total revenues	44,807	44,800	7	—%	120,667	119,428	1,239	1.0%
COSTS AND EXPENSES:
Food and beverage cost of sales	11,714	11,874	(160)	-1.3%	31,982	31,832	150	0.5%
Payroll expenses	14,864	14,685	179	1.2%	41,948	41,386	562	1.4%
Occupancy expenses	4,246	4,683	(437)	-9.3%	13,058	13,833	(775)	-5.6%
Other operating costs and expenses	4,840	5,658	(818)	-14.5%	15,051	15,972	(921)	-5.8%
General and administrative expenses	3,238	2,859	379	13.3%	8,840	8,461	379	4.5%
Depreciation and amortization	1,174	1,255	(81)	-6.5%	3,568	3,837	(269)	-7.0%
Loss on closure of Durgin-Park	—	—	—	N/A	1,106	—	1,106	N/A
Total costs and expenses	40,076	41,014	(938)	-2.3%	115,553	115,321	232	0.2%
OPERATING INCOME	$4,731	$3,786	$945	25.0%	$5,114	$4,107	$1,007	24.5%
Revenues
During the Company’s 13-week period ended June 29, 2019, revenues were approximately the same as compared to revenues in the 13-week period ended June 30, 2018; however, there were offsetting factors including the decrease in same-store sales discussed below, offset by sales related to JB's on the Beach in the current period and in the prior period partially offset by sales related to Durgin-Park which closed in January 2019.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased 1.5% during the third fiscal quarter of 2019 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	June 29, 2019	June 30, 2018	$	%
	(in thousands)
Las Vegas	$11,952	$11,582	$370	3.2%
New York	11,859	12,714	(855)	-6.7%
Washington, DC	4,282	4,534	(252)	-5.6%
Atlantic City, NJ	1,645	1,935	(290)	-15.0%
Connecticut	476	520	(44)	-8.5%
Alabama	4,322	4,167	155	3.7%
Florida	7,516	7,225	291	4.0%
Same-store sales	42,052	42,677	$(625)	-1.5%
Other	1,836	1,312
Food and beverage sales	$43,888	$43,989
Same-store sales in Las Vegas increased 3.2% primarily as a result of better traffic at one of our properties which was under renovation last year and stronger than expected catering revenues. Same-store sales in New York decreased 6.7% primarily as a result of poor weather conditions, increased competition and construction on the building where one of our properties is located. Same-store sales in Washington, DC decreased 5.6% due to poor weather conditions and decreased traffic at our Thunder Grill property as a result of a major tenant vacating the adjacent space. Same-store sales in Atlantic City decreased 15.0% as a result of increased competition from the opening of several new casinos. Same-store sales in Alabama increased 3.7% primarily as a result of better weather conditions in the current period. Same-store sales in Florida increased 4.0% as a result of higher traffic and modest menu price increases partially offset by the temporary closure for renovation of our food court in Tampa, FL. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period, sales related to properties that were closed and other fees.
Costs and Expenses
Costs and expenses for the 13 and 39 weeks ended June 29, 2019 and June 30, 2018 were as follows (in thousands):

	13 Weeks Ended June 29, 2019	% to Total Revenues	13 Weeks Ended June 30, 2018	% to Total Revenues	Increase (Decrease)		39 Weeks Ended June 29, 2019	% to Total Revenues	39 Weeks Ended June 30, 2018	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$11,714	26.1%	$11,874	26.5%	$(160)	-1.3%	$31,982	26.5%	$31,832	26.7%	$150	0.5%
Payroll expenses	14,864	33.2%	14,685	32.8%	179	1.2%	41,948	34.8%	41,386	34.7%	562	1.4%
Occupancy expenses	4,246	9.5%	4,683	10.5%	(437)	-9.3%	13,058	10.8%	13,833	11.6%	(775)	-5.6%
Other operating costs and expenses	4,840	10.8%	5,658	12.6%	(818)	-14.5%	15,051	12.5%	15,972	13.4%	(921)	-5.8%
General and administrative expenses	3,238	7.2%	2,859	6.4%	379	13.3%	8,840	7.3%	8,461	7.1%	379	4.5%
Depreciation and amortization	1,174	2.6%	1,255	2.8%	(81)	-6.5%	3,568	3.0%	3,837	3.2%	(269)	-7.0%
Loss on closure of Durgin-Park	—	N/A	—	N/A	—	N/A	1,106	0.9%	—	N/A	1,106	N/A
Total costs and expenses	$40,076		$41,014		$(938)		$115,553		$115,321		$232
Food and beverage costs as a percentage of total revenues for the 13 and 39 weeks ended June 29, 2019 decreased slightly as compared with the same periods of last year as a result of a better mix of catering versus a la carte business at our larger properties combined with menu price increases partially offset by increases in food costs.
Payroll expenses as a percentage of total revenues for the 13 and 39 weeks ended June 29, 2019 increased slightly as compared with the same periods of last year primarily as a result of minimum wage increases associated with changes to labor laws partially offset by a better mix of catering versus a la carte business at our larger properties combined with menu price increases.

Occupancy expenses as a percentage of total revenues for the 13 and 39 weeks ended June 29, 2019 decreased as compared to the same periods of last year primarily as a result of a renegotiated month-to-month rent at one of our DC properties combined with higher sales at properties where the Company owns the premises at which the property operates.
Other operating costs and expenses as a percentage of total revenues for the 13 and 39 weeks ended June 29, 2019 decreased as compared to the same period of last year as a result of cost cutting initiatives and legal fees in the prior period.
General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13 and 39 weeks ended June 29, 2019 increased as compared to the same period of last year primarily as a result of annual wage increases and higher professional fees.
Depreciation and amortization expense for the 13 and 39 weeks ended June 29, 2019 decreased as compared to the same period of last year primarily as a result of assets becoming fully depreciated in the prior period partially offset by depreciation on the improvements made at the Sequoia property which were placed in service in the fourth fiscal quarter of 2017.
Income Taxes

The Company’s provision (benefit) for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The income tax provision for the 13 and 39-week periods ended June 29, 2019 was $283,000 and $728,000, respectively, and includes a discrete tax provision of approximately ($146,000) and $304,000, respectively, in connection with the settlement of various state and local tax examinations and changes in the uncertain tax position liability as a result of lapses in the statute of limitations.  The effective tax rate for the 13 and 39-week periods ended June 29, 2019 of 6.5% and 17.6%, respectively, differed from the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits, a discrete tax provision in connection with the settlement of various state and local tax examinations offset by changes in the uncertain tax position liability as a result of lapses in the statute of limitations during the interim period ended June 29, 2019.

The income tax provision for the 13-week period ended June 30, 2018 was $562,000 and the effective tax rate for the period of 16.1% differed from the blended statutory rate of 24% as a result of tax benefits related to the generation of FICA tax credits and operating income attributable to non-controlling interests that is not taxable to the Company. The income tax benefit for the 39-week period ended June 30, 2018 was ($661,000) and includes a discrete tax benefit related to the one-time remeasurement of the Company’s deferred tax assets and liabilities for reduced federal tax rate enacted as part of the Tax Cuts and Jobs Act. The effective rate of (19.9)% for the 39-weeks ended June 30, 2018 differed from the blended statutory rate of 24% as a result of tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company coupled with a discrete tax benefit related to the one-time remeasurement of the Company’s deferred tax assets and liabilities for reduced federal tax rate enacted as part of the Tax Cuts and Jobs Act.

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
Net cash provided by operating activities for the 39 weeks ended June 29, 2019 decreased to $6,752,000 as compared to $7,575,000 provided by operations in the same period of last year. This decrease was attributable to changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses partially offset by increased operating income.
Net cash used in investing activities for the 39 weeks ended June 29, 2019 and June 30, 2018 was $2,575,000 and $4,638,000, respectively, and resulted primarily from purchases of fixed assets at existing restaurants.

Net cash provided by (used in) financing activities for the 39 weeks ended June 30, 2019 and June 30, 2018 of ($3,613,000) and $663,000, respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, offset by borrowings under the credit facility.
The Company had a working capital deficiency of $4,288,000 at June 30, 2019 as compared with a deficiency of $4,628,000 at September 29, 2018. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through August 14, 2020.
On December 3, 2018, March 1, 2019, and June 3, 2019, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 3, 2019, April 5, 2019, and July 8, 2019 to shareholders of record at the close of business on December 18, 2018, March 15, 2019, and June 22, 2019, respectively. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.
The Company was in compliance with all of its financial covenants under the Revolving Facility as of June 29, 2019.
Recent Restaurant Expansions
On May 15, 2019, the Company, through a newly formed, wholly-owned subsidiary, acquired the assets of JB's on the Beach, a restaurant and bar located in Deerfield Beach, Florida for $7,036,000 as set out below. The acquisition is accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $7,000,000 and cash from operations.

The Company is in the process of determining the acquisition date fair values of the assets and liabilities acquired and has recorded preliminary estimates as of the acquisition date. As the Company completes this process and additional information becomes known concerning the acquired assets and assumed liabilities, management will likely make adjustments to the fair value of the amounts recorded in the opening balance sheet of JB's on the Beach during the measurement period, which is no longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. Goodwill recognized in connection with this transaction represents the residual amount of the purchase price over separately identifiable intangible assets and is expected to be deductible for tax purposes.
Concurrent with the acquisition, the Company entered into a 20 year lease (with a five year option) for the restaurant facility and parking lot with the former owner of JB's on the Beach, who is also the owner of the underlying real estate. Rent payments under the lease are $600,000 per year with 10% increases every five years.
Recent Restaurant Dispositions
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it is located, and rising labor costs. As a result, included in the statement of income for the 39 weeks ended June 29, 2019 are losses on closure in the amount of $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 29, 2019 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Except as otherwise provided below, the Company is not subject to pending legal proceedings, other than ordinary claims incidental to its business, which the Company does not believe will materially impact results of operations.
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs allege on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint seeks unspecified money damages, together with interest, liquidated damages and attorney fees.  There has been no discovery on the merits of the Complaint and the matter is still in the initial stages of discovery concerning whether the named Plaintiffs are seeking to represent an appropriate class of tipped service workers and if so, whether the named Plaintiffs are appropriate class representatives. The Company's Motion to Dismiss the Complaint was denied on June 27, 2019. The Company believes that the allegations and claims in the Complaint are without merit, and it intends to defend itself vigorously in this litigation. However, the outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the probability or quantification of any loss. Based on information currently available, including the Company’s assessment of the facts underlying the Complaint and advice of counsel, the amount or range of reasonably possible losses, if any, cannot be estimated.  Accordingly, the Company has not recorded any accrual related to this matter as of June 29, 2019.

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

Date:	August 13, 2019

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)