Form 10-K
period 2019-09-28
ARK RESTAURANTS CORP
filed 2019-12-17
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2019
or,
☐ TRANSITION REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-09453

ARK RESTAURANTS CORP.
(Exact Name of Registrant as Specified in Its Charter)

New York	13-3156768
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

85 Fifth Avenue	New York,	NY	10003
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (212) 206-8800
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	ARKR	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of March 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $41,906,229.
At December 11, 2019, there were outstanding 3,498,907 shares of the Registrant’s Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
(1) In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders filed within 120 days of September 28, 2019 or will be included in an amendment to this Form 10-K filed within 120 days of September 28, 2019.

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

Item 1. Business
Overview
We are a New York corporation formed in 1983. As of the fiscal year ended September 28, 2019, we owned and/or operated 20 restaurants and bars, 17 fast food concepts and catering operations through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended September 28, 2019, five of our restaurant and bar facilities are located in New York City, two are located in Washington, D.C., five are located in Las Vegas, Nevada, three are located in Atlantic City, New Jersey, three are located on the east coast of Florida and two are located on the gulf coast of Alabama.
In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination properties intended to benefit from high patron traffic attributable to the uniqueness of the location and catered events. Most of our properties which have been opened in recent years are of the latter description. As of the fiscal year ended September 28, 2019, these include the operations at the 12 fast food facilities in Tampa, Florida and Hollywood, Florida (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); Yolos at the Planet Hollywood Resort and Casino in Las Vegas, Nevada (2007); Robert at the Museum of Arts & Design at Columbus Circle in Manhattan (2010); Broadway Burger Bar and Grill at the New York-New York Hotel and Casino in Las Vegas, Nevada (2011); Clyde Frazier’s Wine and Dine in Manhattan (2012); Broadway Burger Bar and Grill in the Quarter at the Tropicana Hotel and Casino in Atlantic City, New Jersey (2013); The Rustic Inn in Dania Beach, Florida (2014); Shuckers in Jensen Beach, Florida (2016); two Original Oyster Houses, one in Gulf Shores, Alabama and one in Spanish Fort, Alabama (2017) and JB's on the Beach in Deerfield Beach, Florida (2019).
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

The following table sets forth the restaurant properties we lease, own and operate as of September 28, 2019:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)
Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2032
Bryant Park Grill & Café	Bryant Park New York, New York	1995	25,000	180	(820)	2025
America(4)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2023
Gallagher’s Steakhouse(4)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023
Gonzalez y Gonzalez(4)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2023
Village Eateries (4)(5)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2023
Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035
Thunder Grill (6)	Union Station Washington, D.C.	1999	10,000	500		2019
Gallagher’s Steakhouse	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196		2020
Gallagher’s Burger Bar	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114		2020
Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2026
Clyde Frazier’s Wine and Dine	Tenth Avenue (between 37th and 38th Streets) New York, New York	2012	10,000	250		2032
Broadway Burger Bar and Grill	Tropicana Hotel and Casino Atlantic City, New Jersey	2013	6,825	225		2033
The Rustic Inn	Dania Beach, Florida	2014	16,150	575	(75)	Owned
Southwest Porch (7)	Bryant Park New York, New York	2015	2,240	—	(160)	2025
Shuckers	Jensen Beach, Florida	2016	7,310	220	(170)	Owned
The Original Oyster House	Gulf Shores, Alabama	2017	9,230	300		Owned
The Original Oyster House	Spanish Fort, Alabama	2017	10,500	420		Owned
JB's on the Beach	Deerfield Beach, Florida	2019	10,000	365	(100)	2044
__________________________________
(1)Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.
(2)Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.

(3)Assumes the exercise of all of our available lease renewal options.
(4)Under the America lease, the sales goal is $6.0 million. Under the Gallagher’s Steakhouse lease, the sales goal is $3.0 million. Under the lease for Gonzalez y Gonzalez and the Village Eateries, the combined sales goal is $10.0 million. Each of the restaurants is currently operating at a level in excess of the minimum sales level required to exercise the renewal option for each respective restaurant.
(5)We operate six small food court restaurants and one full-service restaurant in the Village Eateries food court at the New York-New York Hotel & Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.
(6)The lease for this location expired in January 2019 and has been operating on a month-to-month basis with the consent of the landlord.
(7)This location is for a kiosk located at Bryant Park, New York, NY and all seating is outdoors.
(*)Represents common area seating.
The following table sets forth our less than wholly-owned properties that are managed by us, which have been consolidated as of September 28, 2019 – see Notes 1 and 2 to the Consolidated Financial Statements:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)
El Rio Grande (4)(5)	Third Avenue (between 38th and 39th Streets) New York, New York	1987	4,000	220	(60)	2029
Tampa Food Court(6)(7)	Hard Rock Hotel and Casino Tampa, Florida	2004	4,000	250	(*)	2029
Hollywood Food Court(6)(7)	Hard Rock Hotel and Casino Hollywood, Florida	2004	9,000	250	(*)	2029
Lucky Seven(6)	Foxwoods Resort Casino Ledyard, Connecticut	2006	4,825	1,000	(**)	2026
__________________________________
(1)Restaurants are, from time to time, renovated, renamed and/or converted from or to managed or owned facilities. “Year Opened” refers to the year in which we, or an affiliated predecessor of us, first opened, acquired or began managing a restaurant at the applicable location, notwithstanding that the restaurant may have been renovated, renamed and/or converted from or to a managed or owned facility since that date.
(2)Seating capacity refers to the seating capacity of the indoor part of a restaurant available for dining in all seasons and weather conditions. Outdoor seating capacity, if applicable, is set forth in parentheses and refers to the seating capacity of terraces and sidewalk cafes which are available for dining only in the warm seasons and then only inclement weather.
(3)Assumes the exercise of all our available lease renewal options.
(4)Management fees earned, which have been eliminated in consolidation, are based on a percentage of cash flow of the restaurant.
(5)We own a 19.2% interest in the partnership that owns El Rio Grande.
(6)Management fees earned, which have been eliminated in consolidation, are based on a percentage of gross sales of the restaurant
(7)We own a 64.4% interest in the partnership that owns the Tampa and Hollywood Food Courts.
(*)Represents common area seating
(**)Represents number of seats in the Bingo Hall at the Foxwoods Resort and Casino where our restaurant is located.

Leases
We are not currently committed to any significant projects; however, we may take advantage of opportunities we consider to be favorable, when they occur, depending upon the availability of financing and other factors.
Restaurant Expansion and Other Developments
On May 15, 2019, the Company, through a newly formed, wholly-owned subsidiary, acquired the assets of JB's on the Beach, a restaurant and bar located in Deerfield Beach, Florida for $7,036,000. The acquisition is accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $7,000,000 and cash from operations. Concurrent with the acquisition, the Company entered into a 20 year lease (with a five year option) for the restaurant facility and parking lot with the former owner of JB's on the Beach, who is also the owner of the underlying real estate. Rent payments under the lease are $600,000 per year with 10% increases every five years.
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
During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Hollywood, Florida that they were exercising their right to relocate our space, at their sole cost, as contractually agreed to in the original lease. The new facilities were completed on September 16, 2019, on which date we closed our existing location and opened the new facilities. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $5,474,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $918,000 is being reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term.
During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Tampa, Florida that they were exercising their right to renovate the front of the house space, at their sole cost, as contractually agreed to in the original lease. In connection with this renovation, we closed our existing facilities on June 2, 2019 and re-opened the renovated facilities on September 28, 2019. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $3,179,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $459,000 is being reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term.
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
Investment in New Meadowlands Racetrack LLC
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017 the Company invested an additional $222,000 in NMR, both as a result of capital calls, bringing its total investment to $5,108,000 with no change in ownership.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan discussed above. The principal and accrued interest related to this note in the amounts of $1,713,000 and $1,928,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at September 28, 2019 and September 29, 2018, respectively.
On June 7, 2018, the New Jersey State Legislature voted to legalize sports betting at casinos and racetracks in the state. Pursuant to this legislation, NMR opened a sports book in partnership with FanDuel, a leading provider of daily fantasy sports, in June 2018.
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
Our restaurants compete directly or indirectly with many well-established competitors, both nationally and locally owned, some with substantially greater financial resources than we have. Their resources and market presence may provide advantages in marketing, purchasing and negotiating leases. We compete with other restaurant and retail establishments for sites and finding management personnel.

Employees
At November 30, 2019, we employed 2,145 persons (including employees at managed facilities), 1,328 of whom were full-time employees, and 817 of whom were part-time employees; 48 of whom were headquarters personnel, 141 of whom were restaurant management personnel, 1,298 of whom were kitchen personnel and 658 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may adversely affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.
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
Seasonal Nature of Business
Our business is highly seasonal; however, our broader geographical reach as a result of recent acquisitions mitigates some of the risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We achieve our best results during the warm weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year.

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
Item 1A. Risk Factors
Not applicable.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our restaurant facilities and our executive offices, with the exception of The Rustic Inn in Dania Beach, Florida, Shuckers in Jensen Beach, Florida and the two Original Oyster House properties in Alabama, are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of September 28, 2019, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Fiscal Year Lease Terms Expire	Number of Facilities

2020-2024	5
2025-2029	7
2030-2034	7
2035-2039	1
2040-2044	1
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
Our employment of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by us of employment discrimination laws. We do not believe that any of such suits will have a material adverse effect upon us, our financial condition or operations.
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”). Plaintiffs allege, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations. The Complaint seeks unspecified money damages, together with interest, liquidated damages and attorney fees. There has been no discovery on the merits of the Complaint and the matter is still in the initial stages of discovery concerning whether the named Plaintiffs are seeking to represent an appropriate class of tipped service workers, and if so, whether the named Plaintiffs are appropriate class representatives. The Company's Motion to Dismiss the Complaint was denied on June 27, 2019. The Company believes that the allegations and claims in the Complaint are without merit, and it intends to defend itself vigorously in this litigation. However, the outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the probability or quantification of any loss. Based on information currently available, including the Company’s assessment of the facts underlying the Complaint and advice of counsel, the amount or range of reasonably possible losses, if any, cannot be estimated. Accordingly, the Company has not recorded any accrual related to this matter as of September 28, 2019.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our Common Stock, $.01 par value, is traded on the Nasdaq Capital Market under the symbol “ARKR.”
As of December 11, 2019, there were 30 holders of record of our common stock and approximately an additional 1,434 beneficial owners.
Dividend Policy
On December 5, 2017, March 6, 2018, June 12, 2018, September 17, 2018, December 3, 2018, March 1, 2019, June 13, 2019, September 9, 2019 and November 26, 2019, our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share. We intend to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of our Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.
Purchases of Equity Securities by Issuer and Affiliated Purchases
There were no purchases made during the fourth quarter of the issuer’s fiscal year.
Securities Authorized for Issuance under Equity Compensation Plans
The Company has options outstanding under two stock option plans: the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire ten years after the date of grant.
On August 10, 2018, options to purchase 5,000 shares of common stock were granted at an exercise price of $20.36 per share and on September 4, 2018, options to purchase 20,000 shares of common stock were granted at an exercise price of $22.30 per share. Both grants are exercisable as to 50% of the shares commencing on the date of grant and as to an additional 50% commencing on the first anniversary of the date of grant. Such options had an aggregate grant date fair value of $3.46 per share and $3.82 per share, respectively and totaled approximately $94,000.

During the year ended September 28, 2019, options to purchase 23,000 shares of common stock at an exercise price of $19.61 per share were granted to employees of the Company.  Such options are exercisable as to 50% of the shares commencing on the date of grant and as to an additional 50% commencing on the first anniversary of the date of grant. Such options had an aggregate grant date fair value of $3.48 per share and totaled approximately $80,000.

During the year ended September 28, 2019, options to purchase 11,000 shares of common stock at an exercise price of $20.18 per share were granted to employees of the Company.  Such options are exercisable as to 25%  of the shares commencing on the first anniversary of the date of grant and 25% on the second, third and fourth anniversary thereof.  Such options had an aggregate grant date fair value of $3.55 per share and totaled approximately $39,000.

During the year ended September 28, 2019, options to purchase 19,500 shares of common stock with a strike price of $12.04 were exercised on a net issue basis as provided in the 2010 Plan. Accordingly, 11,774 shares were immediately repurchased and retired from treasury.

During the year ended September 28, 2019, options to purchase 8,750 shares of common stock at a weighted average price of $18.76 per share expired unexercised or were forfeited. During the year ended September 29, 2018, options to purchase 26,050 shares of common stock at an exercise price of $18.60 per share expired unexercised.

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at September 28, 2019:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	363,500	$19.25	441,000
Equity compensation plans not approved by shareholders (1)	None	N/A	None
Total	363,500	$19.25	441,000
Of the 363,500 options outstanding on September 28, 2019, 163,125 were held by the Company’s officers and directors.
(1)The Company has no equity compensation plans that were not approved by shareholders.

The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer, or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
Stock Performance Graph
The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing September 27, 2014 and ending September 28, 2019 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on September 27, 2014 and that all dividends paid by companies included in each index were reinvested.

	Cumulative Total Return
	09/27/14	10/03/15	09/30/16	09/30/17	09/30/18	09/28/19
Ark Restaurants Corp.	$100.00	$106.87	$109.16	$123.50	$122.77	$112.60
NASDAQ Composite	100.00	104.00	121.08	149.75	187.44	188.43
SIC Code 5812 - Eating & Drinking Places	100.00	121.32	126.69	147.88	170.59	219.53

Item 6. Selected Consolidated Financial Data
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
As of September 28, 2019, the Company owned and operated 20 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The consolidated statement of income for the year ended September 28, 2019 includes revenues and operating losses of approximately $3,380,000 and ($122,000), respectively, related to JB's on the Beach in Deerfield Beach, Florida which was acquired on May 15, 2019.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended September 28, 2019 and September 29, 2018 included 52 weeks.
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
Results of Operations
The Company’s restaurant operating income of $7,209,000 for the year ended September 28, 2019 (which excludes losses on the closure of Durgin-Park and an impairment loss from a write-down of long-lived assets related to Clyde Frazier’s Wine and Dine) increased 43.3% compared to restaurant operating income of $5,032,000 for the year ended September 29, 2018. This increase resulted primarily from strong performance at our properties located in Florida and Alabama, increased profitability at our Washington, D.C. properties as a result of a renegotiated month-to-month rent on one and strong catering revenues at the other and the elimination of losses in the prior period of approximately $650,000 related to Durgin-Park, which was closed in January 2019, partially offset by increased labor costs, higher legal fees and losses in the amount of approximately $200,000 at our food court in Tampa, Florida which was closed for renovation for the last four months of the fiscal year.

The following table summarizes the significant components of the Company’s operating results for the years ended September 28, 2019 and September 29, 2018, respectively:

	Year Ended		Variance
	September 28, 2019	September 29, 2018	$	%
REVENUES:
Food and beverage sales	$159,125	$156,837	$2,288	1.5%
Other revenue	3,229	3,153	76	2.4%
Total revenues	162,354	159,990	2,364	1.5%
COSTS AND EXPENSES:
Food and beverage cost of sales	43,435	43,036	399	0.9%
Payroll expenses	56,675	55,620	1,055	1.9%
Occupancy expenses	17,413	18,577	(1,164)	-6.3%
Other operating costs and expenses	20,378	21,437	(1,059)	-4.9%
General and administrative expenses	12,011	11,214	797	7.1%
Depreciation and amortization	5,233	5,074	159	3.1%
Total costs and expenses	155,145	154,958	187	0.1%
RESTAURANT OPERATING INCOME	7,209	5,032	2,177	43.3%
Loss on closure of Durgin-Park	(1,106)	—	(1,106)	N/A
Impairment loss from write-down of long-lived assets	(2,857)	—	(2,857)	N/A
OPERATING INCOME	$3,246	$5,032	$(1,786)	-35.5%

Revenues
During the year ended September 28, 2019, revenues increased 1.5% compared to the year ended September 29, 2018. This increase resulted primarily from: (i) revenues related to JB's on the Beach in Deerfield Beach, Florida (which was acquired on May 15, 2019), and (ii) the same-store sales impacts discussed below, partially offset by revenues related to Durgin-Park, which was closed in January 2019.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store food and beverage sales increased 0.3% for the year ended September 28, 2019 as compared to the year ended September 29, 2018 as follows:

	Year Ended		Variance
	September 28, 2019	September 29, 2018	$	%
	(in thousands)
Las Vegas	$48,787	$47,852	$935	2.0%
New York	39,324	39,636	(312)	-0.8%
Washington, DC	13,028	13,253	(225)	-1.7%
Atlantic City, NJ	6,954	7,406	(452)	-6.1%
Connecticut	1,980	2,120	(140)	-6.6%
Alabama	14,048	13,534	514	3.8%
Florida	28,219	28,068	151	0.5%
Same-store sales	152,340	151,869	$471	0.3%
Other	6,785	4,968
Food and beverage sales	$159,125	$156,837

Same-store sales in Las Vegas increased 2.0% primarily as a result of better traffic at one of our properties which was under renovation last year, stronger than expected catering revenues and continued increased traffic near the New York-New York Hotel & Casino as a result of the opening of the T-Mobile Arena nearby. Same-store sales in New York decreased 0.8% primarily as a result of increased competition and construction on the building where one of our properties is located. Same-store sales in Washington, D.C. decreased 1.7% due to decreased traffic at our Thunder Grill property located in Union Station as a result of a major tenant vacating the adjacent space. Same-store sales in Atlantic City decreased 6.1% as a result of increased competition from the opening of several new casinos. Same-store sales in Connecticut decreased 6.6% due to declining traffic at the Foxwoods Resort and Casino where our property is located. Same-store sales in Alabama increased 3.8% primarily as a result of better weather conditions in the current period. Same-store sales in Florida increased 0.5% as a result of higher traffic and modest menu price increases partially offset by the temporary closure for renovation of our food court at the Hard Rock Hotel and Casino in Tampa, Florida. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period (i.e. JB’s on the Beach - $3,380,000 in 2019), sales related to properties that were closed (i.e. Durgin-Park - $1,040,000 in 2019 and $2,839,000 in 2018) and other fees.
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
Other Revenues
Included in Other Revenues are purchase service fees which represent commissions earned by a subsidiary of the Company for providing purchasing services to other restaurant groups, as well as license fees, property management fees and other rentals. The increase in other revenues for the year ended September 28, 2019 as compared to the year ended September 29, 2018 is primarily due to an increase in property management fees and other rentals partially offset by decreased purchase service fees.
Costs and Expenses
Costs and expenses for the years ended September 28, 2019 and September 29, 2018 were as follows (in thousands):

	Year Ended September 28, 2019	% to Total Revenues	Year Ended September 29, 2018	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$43,435	26.8%	$43,036	26.9%	$399	0.9%
Payroll expenses	56,675	34.9%	55,620	34.8%	1,055	1.9%
Occupancy expenses	17,413	10.7%	18,577	11.6%	(1,164)	-6.3%
Other operating costs and expenses	20,378	12.6%	21,437	13.4%	(1,059)	-4.9%
General and administrative expenses	12,011	7.4%	11,214	7.0%	797	7.1%
Depreciation and amortization	5,233	3.2%	5,074	3.2%	159	3.1%
Total costs and expenses	$155,145		$154,958		$187
Food and beverage costs as a percentage of total revenues for the year ended September 28, 2019 increased slightly as compared to last year as a result of increases in food costs partially offset by a better mix of catering versus a la carte business at our larger properties combined with menu price increases.
Payroll expenses as a percentage of total revenues for the year ended September 28, 2019 increased slightly as compared to last year primarily as a result of minimum wage increases associated with changes to labor laws partially offset by a better mix of catering versus a la carte business at our larger properties combined with menu price increases.
Occupancy expenses as a percentage of total revenues for the year ended September 28, 2019 decreased as compared to last year primarily as a result of a renegotiated month-to-month rent at one of our Washington, D.C. properties combined with higher sales at properties where the Company owns the premises at which the property operates.
Other operating costs and expenses as a percentage of total revenues for the year ended September 28, 2019 decreased as compared to last year as a result of cost cutting initiatives and higher restaurant-level legal fees in the prior year.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the year ended September 28, 2019 increased as compared to last year primarily as a result of annual wage increases and higher professional fees.
Depreciation and amortization expense for the year ended September 28, 2019 increased as compared to last year primarily as a result of fixed asset additions placed in service during 2019.
Loss on closure of Durgin-Park
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the statement of income for the year ended September 28, 2019 are losses on closure in the amount of $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.

Impairment loss from write-down of long-lived assets
Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. As a result of the underperformance and increased competition at Clyde Frazier's Wine and Dine, the Company has recorded an impairment charge of $2,857,000 in the year ended September 28, 2019 related to this property.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for uncertain tax positions reflect management’s best estimate of current and future taxes to be paid. We are subject to income tax in numerous state taxing jurisdictions. Significant judgment and estimates are required in the determination of consolidated income tax expense. The provision for income taxes reflects federal income taxes calculated on a consolidated basis and state and local income taxes which are calculated on a separate entity basis.
For state and local income tax purposes, certain losses incurred by a subsidiary may only be used to offset that subsidiary’s income, with the exception of the restaurants operating in the District of Columbia. Accordingly, our overall effective tax rate has varied depending on the level of income and losses incurred at individual subsidiaries.
Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.
On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) accelerated expensing on certain qualified property; (4) creating a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (5) eliminating the corporate alternative minimum tax; and (6) further limitations on the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017. As the reduction in the U.S. federal corporate tax rate is administratively effective on January 1, 2018, our blended U.S. federal tax rate for the year ended September 28, 2019 was approximately 24%.
In connection with the TCJA, the Company recorded an income tax benefit of $1,382,000 related to the re-measurement of our deferred tax assets and liabilities for the reduced U.S. federal corporate tax rate of 21%. The Company’s accounting for the TCJA was complete as of September 29, 2018 with no significant differences from our provisional estimates.
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
Net cash provided by operating activities for the year ended September 28, 2019 increased to $10,615,000 as compared to $9,575,000 for the year ended September 29, 2018 and was attributable to increased restaurant-level operating income and changes in net working capital primarily related to accounts receivable, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.
Net cash used in investing activities for the year ended September 28, 2019 was $3,196,000 and resulted primarily from purchases of fixed assets at existing restaurants.
Net cash used in investing activities for the year ended September 29, 2018 was $5,050,000 and resulted primarily from purchases of fixed assets at existing restaurants and costs associated with the renovation of Sequoia.
Net cash used in financing activities for the years ended September 28, 2019 and September 29, 2018 of $5,254,000 and $919,000, respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests, offset by borrowings under the credit facility.
The Company had a working capital deficiency of $4,373,000 at September 28, 2019 as compared with a deficiency of $4,628,000 at September 29, 2018. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through December 18, 2020.
On January 3, 2019, April 5, 2019, July 8, 2019 and October 7, 2019, the Company paid quarterly cash dividends in the amount of $0.25 per share on the Company’s common stock. The Company intends to continue to pay such quarterly cash dividend for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.
Restaurant Expansion and Other Developments
On May 15, 2019, the Company, through a newly formed, wholly-owned subsidiary, acquired the assets of JB's on the Beach, a restaurant and bar located in Deerfield Beach, Florida for $7,036,000. The acquisition is accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $7,000,000 and cash from operations.
During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Hollywood, Florida that they were exercising their right to relocate our space, at their sole cost, as contractually agreed to in the original lease. The new facilities were completed on September 16, 2019, on which date we closed our existing location and opened the new facilities. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $5,474,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $918,000 is being reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term. In addition, the Company recorded an impairment loss on the existing the furniture, fixtures and equipment in the amount of $8,000 which is included in depreciation and amortization expense for the year ended September 28, 2019.
During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Tampa, Florida that they were exercising their right to renovate the front of the house space, at their sole cost, as contractually agreed to in the original lease. In connection with this renovation, we closed our existing facilities on June 2, 2019 and re-opened the renovated facilities on September 28, 2019. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $3,179,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $459,000 is being reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term. In addition, the Company recorded an impairment loss on the existing furniture, fixtures and equipment in the amount of $123,000 which is included in depreciation and amortization expense for the year ended September 28, 2019.

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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,713,000 and $1,928,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at September 28, 2019 and September 29, 2018, respectively.
On June 7, 2018, the New Jersey State Legislature voted to legalize sports betting at casinos and racetracks in the state. Pursuant to this legislation NMR opened a sports book in partnership with FanDuel, a leading provider of daily fantasy sports, in June 2018.
Recent Restaurant Dispositions and Charges
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the consolidated statement of income for the year ended September 28, 2019 are losses on closure in the amount of $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.

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
Below are listed certain policies that management believes are critical:
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASC 606”). This ASU provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. We adopted ASC 606 using the modified retrospective method on September 30, 2018 and, based on our evaluation of our revenue streams, determined that there was not a material impact as of the date of adoption between the new revenue standard and how we previously recognized revenue, and therefore the adoption did not have a material impact on our consolidated financial statements.
We recognize revenues when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time. We recognized $13,817,000 and $12,878,000 in catering services revenue for the years ended September 28, 2019 and September 29, 2018, respectively. Unearned revenue which is included in accrued expenses and other current liabilities on the consolidated balance sheets as of September 28, 2019 and September 29, 2018 was $4,549,000 and $4,439,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of September 28, 2019 and September 29, 2018, the total liability for gift cards in the amounts of approximately $203,000 and $170,000, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.
Other revenues include purchase service fees which represent commissions earned by a subsidiary of the Company for providing purchasing services to other restaurant groups, as well as license fees, property management fees and other rentals.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include allowances for potential bad debts on receivables, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates.
Long-Lived Assets
Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. As a result of the underperformance and increased competition at Clyde Frazier's Wine and Dine, we recorded an impairment charge of $2,857,000 in fiscal 2019 related to this property. No impairment charges were warranted at September 29, 2018.
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
As a result, we performed an assessment of the recoverability of our indirect investment in NMR as of September 28, 2019 which involved critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in northern New Jersey which is the most heavily weighted assumption and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. In August 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which permits adoption of the guidance in ASU 2016-02 using either a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented or a transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented without adjusting historical financial statements. We will adopt the new standard on September 29, 2019 and use the effective date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before September 29, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the "package of expedients", which permits us not to reassess under the new standard our prior conclusions about lease identification and initial direct costs. We do not expect to elect the use of hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for the Company's ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. We expect the most significant change will be related to the recognition of right-of-use assets and lease liabilities on our consolidated balance sheet for real estate operating leases. As a result of the adoption of this guidance, we anticipate that we will record right-of-use assets and lease liabilities ranging from $52 million to $56 million primarily related to our real estate operating leases. We also expect that the adoption of this guidance will result in additional lease-related disclosures in the footnotes to our consolidated financial statements.
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
Goodwill and Trademarks
Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated statements of income.
Such impairment analyses for goodwill requires a comparison of the fair value of the Company’s equity to the carrying amount of goodwill since the Company operates in one segment. At September 28, 2019 and September 29, 2018, we performed qualitative assessments of factors to determine whether further impairment testing of goodwill was required. Based on this assessment, no impairment losses were warranted at September 28, 2019 and September 29, 2018. Qualitative factors considered in this assessment included industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statements of income.
Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. As of December 29, 2018, the Company recorded an impairment charge of $721,000 related to its Durgin-Park trademark as discussed above. For the years ended September 28, 2019 and September 29, 2018, our impairment analysis did not result in any other charges related to trademarks.
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
Recent Developments
See Note 15 of Notes to Consolidated Financial Statements for a description of recent developments that have occurred subsequent to September 28, 2019.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements are included in this report immediately following Part IV.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 28, 2019 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 28, 2019. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 28, 2019 based upon the criteria set forth in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 28, 2019.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recent fiscal quarter and year ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy is available free of charge through our Internet website, www.arkrestaurants.com, under the “Investors--Corporate Governance” caption.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 28, 2019..
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 28, 2019.
Item 13. Certain Relationships and Related Transactions
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 28, 2019.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 28, 2019.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets -- at September 28, 2019 and September 29, 2018	F-2

		Consolidated Statements of Income – years ended September 28, 2019 and September 29, 2018	F-3

		Consolidated Statements of Changes in Equity -- years ended September 28, 2019 and September 29, 2018	F-4

		Consolidated Statements of Cash Flows -- years ended September 28, 2019 and September 29, 2018	F-5

		Notes to Consolidated Financial Statements	F-6

	(2)	Financial Statement Schedules

None.

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Ark Restaurants Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries (the “Company”) as of September 28, 2019 and September 29, 2018, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended September 28, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended September 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
Jericho, New York
December 17, 2019

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	September 28, 2019	September 29, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $170 at September 28, 2019 and $181 at September 29, 2018 related to VIEs)	$7,177	$5,012
Accounts receivable (includes $219 at September 28, 2019 and $354 at September 29, 2018 related to VIEs)	2,621	3,452
Employee receivables	414	386
Inventories (includes $41 at September 28, 2019 and $19 at September 29, 2018 related to VIEs)	2,222	2,094
Prepaid and refundable income taxes (includes $254 at September 28, 2019 and $241 at September 29, 2018 related to VIEs)	254	721
Prepaid expenses and other current assets (includes $12 at September 28, 2019 and $51 at September 29, 2018 related to VIEs)	1,021	1,547
Total current assets	13,709	13,212
FIXED ASSETS - Net (includes $236 at September 28, 2019 and $0 at September 29, 2018 related to VIEs)	47,781	45,264
INTANGIBLE ASSETS - Net	303	349
GOODWILL	15,570	9,880
TRADEMARKS	3,720	3,331
DEFERRED INCOME TAXES	4,106	2,988
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,821	7,036
OTHER ASSETS (includes $82 at September 28, 2019 and September 29, 2018 related to VIEs)	2,642	2,677
TOTAL ASSETS	$94,652	$84,737

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $65 at September 28, 2019 and $158 at September 29, 2018 related to VIEs)	$3,549	$5,019
Accrued expenses and other current liabilities (includes $440 at September 28, 2019 and $348 at September 29, 2018 related to VIEs)	10,672	10,702
Accrued income taxes	285	—
Dividend payable	875	868
Current portion of notes payable	2,701	1,251
Total current liabilities	18,082	17,840
OPERATING LEASE DEFERRED CREDIT (includes ($30) at September 28, 2019 and ($21) at September 29, 2018 related to VIEs)	10,077	3,301
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	23,786	19,860
TOTAL LIABILITIES	51,945	41,001
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,499 shares at September 28, 2019 and 3,470 shares at September 29, 2018	35	35
Additional paid-in capital	13,277	12,897
Retained earnings	28,552	29,364
Total Ark Restaurants Corp. shareholders’ equity	41,864	42,296
NON-CONTROLLING INTERESTS	843	1,440
TOTAL EQUITY	42,707	43,736
TOTAL LIABILITIES AND EQUITY	$94,652	$84,737
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Year Ended
	September 28, 2019	September 29, 2018
REVENUES:
Food and beverage sales	$159,125	$156,837
Other revenue	3,229	3,153
Total revenues	162,354	159,990
COSTS AND EXPENSES:
Food and beverage cost of sales	43,435	43,036
Payroll expenses	56,675	55,620
Occupancy expenses	17,413	18,577
Other operating costs and expenses	20,378	21,437
General and administrative expenses	12,011	11,214
Depreciation and amortization	5,233	5,074
Total costs and expenses	155,145	154,958
RESTAURANT OPERATING INCOME	7,209	5,032
Loss on closure of Durgin-Park	(1,106)	—
Impairment loss from write-down of long-lived assets	(2,857)	—
OPERATING INCOME	3,246	5,032
OTHER (INCOME) EXPENSE:
Interest expense	1,437	1,163
Interest income	(61)	(57)
Total other expense, net	1,376	1,106
INCOME BEFORE BENEFIT FOR INCOME TAXES	1,870	3,926
Benefit for income taxes	(591)	(1,147)
CONSOLIDATED NET INCOME	2,461	5,073
Net (income) loss attributable to non-controlling interests	215	(418)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$2,676	$4,655

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.77	$1.35
Diluted	$0.76	$1.31
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,479	3,439
Diluted	3,531	3,549

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018
(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 1, 2017	3,428	$34	$12,247	$28,163	$40,444	$1,996	$42,440
Net income	—	—	—	4,655	4,655	418	5,073
Exercise of stock options	42	1	603	—	604	—	604
Stock-based compensation	—	—	47	—	47	—	47
Distributions to non-controlling interests	—	—	—	—	—	(974)	(974)
Dividends paid and accrued - $1.00 per share	—	—	—	(3,454)	(3,454)	—	(3,454)
BALANCE - September 29, 2018	3,470	35	12,897	29,364	42,296	1,440	43,736
Net income (loss)	—	—	—	2,676	2,676	(215)	2,461
Exercise of stock options	41	—	503	—	503	—	503
Purchase and retirement of treasury shares	(12)	—	(235)	—	(235)	—	(235)
Stock-based compensation	—	—	112	—	112	—	112
Distributions to non-controlling interests	—	—	—	—	—	(382)	(382)
Dividends paid and accrued - $1.00 per share	—	—	—	(3,488)	(3,488)	—	(3,488)
BALANCE - September 28, 2019	3,499	$35	$13,277	$28,552	$41,864	$843	$42,707
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	September 28, 2019	September 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,461	$5,073
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	112	47
Asset impairment on closure of Durgin-Park	1,067	—
Impairment loss from write-down of long-lived assets	2,857	—
Deferred income taxes	(1,118)	(1,497)
Accrued interest on note receivable from NMR	(61)	(57)
Depreciation and amortization	5,233	5,074
Amortization of deferred financing costs	35	21
Operating lease deferred credit	(499)	(347)
Changes in operating assets and liabilities:
Accounts receivable	831	(99)
Inventories	(48)	(102)
Prepaid, refundable and accrued income taxes	752	224
Prepaid expenses and other current assets	513	441
Other assets	35	2
Accounts payable - trade	(1,475)	269
Accrued expenses and other current liabilities	(80)	526
Net cash provided by operating activities	10,615	9,575
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,419)	(5,063)
Loans and advances made to employees	(224)	(136)
Payments received on employee receivables	196	149
Interest payments received from NMR	276	—
Purchase of JB's on the Beach, net of cash acquired	(25)	—
Net cash used in investing activities	(3,196)	(5,050)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,608)	(2,067)
Borrowings under credit facility	650	5,086
Repayments of borrowings under credit facility	(650)	—
Payment of debt financing costs	(51)	(125)
Dividends paid	(3,481)	(3,443)
Proceeds from issuance of stock upon exercise of stock options	268	604
Distributions to non-controlling interests	(382)	(974)
Net cash used in financing activities	(5,254)	(919)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,165	3,606
CASH AND CASH EQUIVALENTS, Beginning of year	5,012	1,406
CASH AND CASH EQUIVALENTS, End of year	$7,177	$5,012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,420	$1,008
Income taxes	$732	$127
Non-cash investing activities:
Landlord provided fixed assets	$8,653	$—
Non-cash financing activities:
Note payable in connection with the purchase of JB's on the Beach	$7,000	$—
Refinancing of credit facility borrowings to term notes	$3,200	$4,430
Accrued dividend	$875	$868
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 28, 2019, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 20 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
The Company operates five restaurants in New York City, two in Washington, D.C., five in Las Vegas, Nevada, three in Atlantic City, New Jersey, three in Florida and two on the gulf coast of Alabama. The Las Vegas operations include four restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and six food court concepts and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant and a bar in the Resorts Atlantic City Hotel and Casino and a restaurant in the Tropicana Hotel and Casino. The operation at the Foxwoods Resort Casino consists of one fast food concept. The Florida operations include The Rustic Inn in Dania Beach, Shuckers in Jensen Beach, JB's on the Beach in Deerfield Beach, and the operation of four fast food facilities in Tampa and six fast food facilities in Hollywood, each at a Hard Rock Hotel and Casino. In Alabama, the Company operates two Original Oyster Houses, one in Gulf Shores and one in Spanish Fort.
Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.
The Company had a working capital deficiency of $4,373,000 at September 28, 2019. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through December 18, 2020.
Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 28, 2019 and September 29, 2018 included 52 weeks.
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
Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, deposits with banks and highly liquid investments with original maturities of three months or less. Outstanding checks in excess of account balances, typically vendor payments, payroll and other contractual obligations disbursed after the last day of a reporting period are reported as a current liability in the accompanying consolidated balance sheets.
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
As of September 28, 2019, the Company had accounts receivable balances due from one hotel operator totaling 34% of total accounts receivable. As of September 29, 2018, the Company had accounts receivable balances due from two hotel operators totaling 47% of total accounts receivable.
For the years ended September 28, 2019 and September 29, 2018, the Company made purchases from one vendor that accounted for 12% and 10% of total purchases, respectively.
As of September 28, 2019, all debt outstanding is with one lender (see Note 9 – Notes Payable – Bank).
Inventories — Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, and consist of food and beverages, merchandise for sale and other supplies.
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
The Company includes in construction in progress improvements to restaurants that are under construction or are undergoing substantial renovations. Once the projects have been completed, the Company begins depreciating and amortizing the assets. Start-up costs incurred during the construction period of restaurants, including rental of premises, training and payroll, are expensed as incurred.
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
Long-lived Assets — Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis. Based on this analysis, no impairment charges were warranted at September 29, 2018. See Notes 4 and 6 for information regarding impairment charges for the year ended September 28, 2019.

Goodwill and Trademarks — Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated statements of income.

Such impairment analyses for goodwill requires a comparison of the fair value of the Company’s equity to the carrying amount of goodwill since the Company operates in one segment. At September 28, 2019 and September 29, 2018, the Company performed qualitative assessments of factors to determine whether further impairment testing of goodwill was required. Based on this assessment, no impairment losses were warranted at September 28, 2019 and September 29, 2018 as the fair value of the Company’s equity is well in excess of its carrying amount. Qualitative factors considered in this assessment included industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statements of income.

Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. As of December 29, 2018, the Company recorded an impairment charge of $721,000 related to its Durgin-Park trademark (see Note 4). For the years ended September 28, 2019 and September 29, 2018, our impairment analysis did not result in any other charges related to trademarks.
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

Revenue Recognition — The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held). All customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time. The Company recognized $13,817,000 and $12,878,000 in catering services revenue for the years ended September 28, 2019 and September 29, 2018, respectively. Unearned revenue which is included in accrued expenses and other current liabilities on the consolidated balance sheets as of September 28, 2019 and September 29, 2018 was $4,549,000 and $4,439,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of September 28, 2019 and September 29, 2018, the total liability for gift cards in the amounts of approximately $203,000 and $170,000, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.
Other revenues include purchase service fees which represent commissions earned by a subsidiary of the Company for providing services to other restaurant groups, as well as license fees, property management fees and other rentals.
Occupancy Expenses — Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.
Defined Contribution Plan — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended September 28, 2019 and September 29, 2018, the Company did not make any contributions to the Plan.
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
Recently Adopted Accounting Standards — In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and issued subsequent amendments to the initial guidance to provide additional clarification on specific topics (“ASC 606”). This ASU provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The Company adopted ASC 606 using the modified retrospective method on September 30, 2018 and, based on our evaluation of our revenue streams, determined that there was not a material impact as of the date of adoption between the new revenue standard and how we previously recognized revenue, and therefore the adoption did not have a material impact on our consolidated financial statements.
In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. The amendments in this update also simplified the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, eliminate the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet and require these entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes. This guidance also changes the presentation and disclosure requirements for financial instruments as well as clarifying the guidance related to valuation allowance assessments when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The Company adopted this guidance in the first quarter of fiscal 2019 with respect to its investment in New Meadowlands Racetrack (see Note 5). Such adoption did not have a material impact on our consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The Company adopted this guidance in the first quarter of fiscal 2019. Such adoption did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other than Inventory. The amendments in this guidance address the income tax consequences of intra-entity transfers of assets other than inventory. Current guidance prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted this guidance in the first quarter of fiscal 2019. Such adoption did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. This update provides that when substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company adopted this guidance in the first quarter of fiscal 2019. Such adoption did not have a material impact on our consolidated financial statements.
New Accounting Standards Not Yet Adopted — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. however, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. In August 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which permits adoption of the guidance in ASU 2016-02 using either a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented or a transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented without adjusting historical financial statements. The Company will adopt the new standard on September 29, 2019 and use the effective date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before September 29, 2019. The new standard provides a number of optional practical expedients in transition. The Company expects to elect the "package of expedients", which permits the Company not to reassess under the new standard the Company's prior conclusions about lease identification and initial direct costs. The Company does not expect to elect the use of hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The new standard also provides practical expedients for the Company's ongoing accounting. The Company currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize right-of-use assets or lease liabilities, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. The Company expects the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases. As a result of the adoption of this guidance, the Company anticipates that it will record right-of-use assets and lease liabilities ranging from $52,000,000 to $56,000,000 primarily related to its real estate operating leases. The Company also expects that the adoption of this guidance will result in additional lease-related disclosures in the footnotes to its consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under this ASU, the guidance on share-based payments to non-employees would be aligned with the requirements for share-based payments granted to employees, with certain exceptions. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. The adoption of this standard is not expected to result in a material impact to the Company’s consolidated financial statements.
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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	September 28, 2019	September 29, 2018
	(in thousands)
Cash and cash equivalents	$170	$181
Accounts receivable	219	354
Inventories	41	19
Prepaid and refundable income taxes	254	241
Prepaid expenses and other current assets	12	51
Due from Ark Restaurants Corp. and affiliates (1)	392	338
Fixed assets - net	236	—
Other assets	82	82
Total assets	$1,406	$1,266

Accounts payable - trade	$65	$158
Accrued expenses and other current liabilities	440	348
Operating lease deferred credit	(30)	(21)
Total liabilities	475	485
Equity of variable interest entities	931	781
Total liabilities and equity	$1,406	$1,266
(1)Amounts due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets.
3. RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On May 15, 2019, the Company, through a newly formed, wholly-owned subsidiary, acquired the assets of JB's on the Beach, a restaurant and bar located in Deerfield Beach, Florida for $7,036,000. The acquisition is accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $7,000,000 and cash from operations. The fair values of the assets acquired, none of which are amortizable, were allocated as follows (amounts in thousands):

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
The consolidated statements of income for the year ended September 28, 2019 includes revenues and operating losses of approximately $3,380,000 and ($122,000), respectively, related to JB's on the Beach. The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of income for the years ended September 28, 2019 and September 29, 2018 and includes the results of operations for JB's on the Beach for the periods prior to acquisition. The unaudited pro forma financial information, which has been adjusted for rent payments under the lease discussed above as well as interest expense of the term loan, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of JB's on the Beach occurred on the dates indicated, nor does it purport to represent the results of operations for future periods (amounts in thousands, except per share amounts).

	Year Ended	Year Ended
	September 28, 2019	September 29, 2018
	(unaudited)	(unaudited)

Total revenues	$170,132	$171,219
Net income	$3,336	$5,384
Net income per share - basic	$0.96	$1.57
Net income per share - diluted	$0.94	$1.52
During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Hollywood, Florida that they were exercising their right to relocate our space, at their sole cost, as contractually agreed to in the original lease. The new facilities were completed on September 16, 2019 on which date we closed our existing location and opened the new facilities. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $5,474,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $918,000 is being reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term.
During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Tampa, Florida that they were exercising their right to renovate the front of the house space, at their sole cost, as contractually agreed to in the original lease. In connection with this renovation we closed our existing facilities on June 2, 2019 and re-opened the renovated facilities on September 28, 2019. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $3,179,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $459,000 is being reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term.
4. RECENT RESTAURANT DISPOSITIONS
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the consolidated statement of income for the year ended September 28, 2019 are losses on closure in the amount of $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.

5. INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and on February 7, 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls, bringing its total investment to $5,108,000 with no change in ownership. As of September 29, 2018, this investment was accounted for based on the cost method. As of September 30, 2018, the Company elected to account for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. Such change did not affect the value of our investment in NMR as no events or changes in circumstances occurred during the year ended September 28, 2019 that would indicate impairment and there are no observable prices for this investment. Any future changes in the carrying value of our Investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party). As of September 28, 2019 and September 29, 2018, no amounts were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan discussed above. The principal and accrued interest related to this note in the amounts of $1,713,000 and $1,928,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at September 28, 2019 and September 29, 2018, respectively.

6. FIXED ASSETS
Fixed assets consist of the following:

	September 28, 2019	September 29, 2018
	(in thousands)
Land and building	$18,029	$18,029
Leasehold improvements	53,570	53,310
Furniture, fixtures and equipment	38,207	37,910
Construction in progress	—	59
	109,806	109,308
Less: accumulated depreciation and amortization	62,025	64,044
Fixed Assets - Net	$47,781	$45,264
Depreciation and amortization expense related to fixed assets for the years ended September 28, 2019 and September 29, 2018 was $5,056,000 and $5,014,000, respectively.
Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. As a result of the underperformance and increased competition at Clyde Frazier's Wine and Dine, the Company has recorded an impairment charge of $2,857,000 in fiscal 2019 related to this property.
7. INTANGIBLE ASSETS, GOODWILL AND TRADEMARKS
Intangible assets consist of the following:

	September 28, 2019	September 29, 2018
	(in thousands)
Purchased leasehold rights (a)	$2,395	$2,395
Noncompete agreements and other	253	253
	2,648	2,648
Less accumulated amortization	2,345	2,299
Intangible Assets - Net	$303	$349
(a)Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.
Amortization expense related to intangible assets for the years ended September 28, 2019 and September 29, 2018 was $46,000 and $60,000, respectively. Amortization expense for each of the next five years is expected to be $46,000.
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

The changes in the carrying amount of goodwill and trademarks for the years ended September 28, 2019 and September 29, 2018 are as follows:

	Goodwill	Trademarks
	(in thousands)
Balance as of September 30, 2017	$9,880	$3,331
Acquired during the year	—	—
Impairment losses	—	—
Balance as of September 29, 2018	9,880	3,331
Acquired during the year	5,690	1,110
Impairment losses (see Note 4)	—	(721)
Balance as of September 28, 2019	$15,570	$3,720

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 28, 2019	September 29, 2018
	(in thousands)
Sales tax payable	$1,141	$820
Accrued wages and payroll related costs	2,942	3,226
Customer advance deposits	4,549	4,439
Accrued occupancy and other operating expenses	2,040	2,217
	$10,672	$10,702

9. NOTES PAYABLE – BANK
Long-term debt consists of the following:

	September 28, 2019	September 29, 2018
	(in thousands)
Promissory Note - Rustic Inn purchase	$4,043	$4,327
Promissory Note - Shuckers purchase	4,675	5,015
Promissory Note - Oyster House purchase	4,728	5,346
Promissory Note - JB's on the Beach purchase	6,750	—
Promissory Note - Sequoia renovation	3,086	—
Revolving Facility	3,366	6,568
	26,648	21,256
Less: Current maturities	(2,701)	(1,251)
Less: Unamortized deferred financing costs	(161)	(145)
Long-term debt	$23,786	$19,860
On June 1, 2018, the Company refinanced its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which expires on May 31, 2021. The Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are payable upon maturity of the Revolving Facility with interest payable monthly at LIBOR plus 3.5%, subject to adjustment based on certain ratios. As of September 28, 2019 and September 29, 2018, borrowings of $3,366,000 and $6,568,000, respectively, were outstanding under the Revolving Facility and had a weighted average interest rate of 4.9% and 5.4%, respectively.

In connection with the refinancing, the Company also amended the principal amounts and payment terms of its outstanding term notes with BHBM as follows:
•Promissory Note – Rustic Inn purchase – On February 25, 2013, the Company issued a promissory note to BHBM for $3,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 36 equal monthly installments of $83,333, commencing on March 25, 2013. On February 24, 2014, in connection with the acquisition of The Rustic Inn, the Company borrowed an additional $6,000,000 from BHBM under the same terms and conditions as the original loan which was consolidated with the remaining principal balance from the original borrowing at that date. The new loan was payable in 60 equal monthly installments of $134,722, which commenced on March 25, 2014. In connection with the above refinancing, this note was amended and restated and increased by $2,783,333 of credit facility borrowings. The new principal amount of $4,400,000, which is secured by a mortgage on The Rustic Inn real estate, is payable in 27 equal quarterly installments of $71,333, which commenced on September 1, 2018, with a balloon payment of $2,474,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.
•Promissory Note – Shuckers purchase – On October 22, 2015, in connection with the acquisition of Shuckers, the Company issued a promissory note to BHBM for $5,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 60 equal monthly installments of $83,333, commencing on November 22, 2015. In connection with the above refinancing, this note was amended and restated and increased by $2,433,324 of credit facility borrowings. The new principal amount of $5,100,000, which is secured by a mortgage on the Shuckers real estate, is payable in 27 equal quarterly installments of $85,000, which commenced on September 1, 2018, with a balloon payment of $2,805,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.
•Promissory Note – Oyster House purchase – On November 30, 2016, in connection with the acquisition of the Oyster House properties, the Company issued a promissory note under the Revolving Facility to BHBM for $8,000,000. The note bore interest at LIBOR plus 3.5% per annum, and was payable in 60 equal monthly installments of $133,273, commencing on January 1, 2017. In connection with the above refinancing, this note was amended and restated and separated into two notes. The first note, in the principal amount of $3,300,000, is secured by a mortgage on the Oyster House Gulf Shores real estate, is payable in 19 equal quarterly installments of $117,857, which commenced on September 1, 2018, with a balloon payment of $1,060,716 on June 1, 2023 and bears interest at LIBOR plus 3.5% per annum. The second note, in the principal amount of $2,200,000, is secured by a mortgage on the Oyster House Spanish Fort real estate, is payable in 27 equal quarterly installments of $36,667, which commenced on September 1, 2018, with a balloon payment of $1,210,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.
•Promissory Note - JB's on the Beach purchase – On May 15, 2019, in connection with the previously discussed acquisition of JB’s on the Beach, the Company issued a promissory note under the Revolving Facility to BHBM for $7,000,000 which is payable in 23 equal quarterly installments of $250,000, commencing on September 1, 2019, with a balloon payment of $1,250,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.
•Promissory Note - Sequoia renovation – Also on May 15, 2019, the Company converted $3,200,000 of Revolving Facility borrowings incurred in connection with the Sequoia renovation to a promissory note which is payable in 23 equal quarterly installments of $114,286, commencing on September 1, 2019, with a balloon payment of $571,429 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.
Deferred financing costs incurred in connection with the Revolving Facility in the amount of $207,000 are being amortized over the life of the agreements on a straight-line basis and are included in interest expense. Amortization expense was $35,000 and $21,000 for the years ended September 28, 2019 and September 29, 2018, respectively.
Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.
The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Revolving Facility as of September 28, 2019.

As of September 28, 2019, the aggregate amounts of notes payable maturities (excluding borrowings under the Revolving Facility) are as follows:

2020	$2,701
2021	2,701
2022	2,701
2023	3,526
2024	2,229

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
As of September 28, 2019, future minimum lease payments under non-cancelable leases are as follows:

Amount
Fiscal Year	(in thousands)
2020	$9,570
2021	9,553
2022	9,654
2023	8,022
2024	7,197
Thereafter	33,487
Total minimum payments	$77,483
In connection with certain of the leases included in the table above, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of approximately $388,000 as security deposits under such leases.
Rent expense was approximately $13,879,000 and $14,649,000 for the years ended September 28, 2019 and September 29, 2018, respectively. Contingent rentals, included in rent expense, were approximately $5,336,000 and $5,454,000 for the years ended September 28, 2019 and September 29, 2018, respectively.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs allege, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint seeks unspecified money damages, together with interest, liquidated damages and attorney fees.  There has been no discovery on the merits of the Complaint and the matter is still in the initial stages of discovery concerning whether the named Plaintiffs are seeking to represent an appropriate class of tipped service workers and, if so, whether the named Plaintiffs are appropriate class representatives. The Company's Motion to Dismiss the Complaint was denied on June 27, 2019. The Company believes that the allegations and claims in the Complaint are without merit, and it intends to defend itself vigorously in this litigation. However, the outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the probability or quantification of any loss. Based on information currently available, including the Company’s assessment of the facts underlying the Complaint and advice of counsel, the amount or range of reasonably possible losses, if any, cannot be estimated.  Accordingly, the Company has not recorded any accrual related to this matter as of September 28, 2019.
11. STOCK OPTIONS
The Company has options outstanding under two stock option plans: the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire ten years after the date of grant.
On August 10, 2018, options to purchase 5,000 shares of common stock were granted at an exercise price of $20.36 per share and on September 4, 2018, options to purchase 20,000 shares of common stock were granted at an exercise price of $22.30 per share. Both grants are exercisable as to 50% of the shares commencing on the date of grant and as to an additional 50% commencing on the first anniversary of the date of grant. Such options had an aggregate grant date fair value of $3.46 per share and $3.82 per share, respectively and totaled approximately $94,000.
During the year ended September 28, 2019, options to purchase 23,000 shares of common stock at an exercise price of $19.61 per share were granted to employees of the Company. Such options are exercisable as to 50% of the shares commencing on the date of grant and as to an additional 50% commencing on the first anniversary of the date of grant. Such options had an aggregate grant date fair value of $3.48 per share and totaled approximately $80,000.
During the year ended September 28, 2019, options to purchase 11,000 shares of common stock at an exercise price of $20.18 per share were granted to employees of the Company. Such options are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and 25% on the second, third and fourth anniversary thereof. Such options had an aggregate grant date fair value of $3.55 per share and totaled approximately $39,000.
During the year ended September 28, 2019, options to purchase 19,500 shares of common stock with a strike price of $12.04 were exercised on a net issue basis as provided in the 2010 Plan. Accordingly, 11,774 shares were immediately repurchased and retired from treasury.
The Company generally issues new shares upon the exercise of employee stock options.
The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2019 grants include a risk free interest rate of 2.52% -2.61%, volatility of 30.6%, a dividend yield of 5.1% and an expected life of 10 years. The assumptions used for the 2018 grants include a risk free interest rate of 2.87% - 2.90%, volatility of 30.7%, a dividend yield of 5.6% and an expected life of 10 years.
During the year ended September 28, 2019, options to purchase 8,750 shares of common stock at a weighted average price of $18.76 per share expired unexercised or were forfeited. During the year ended September 29, 2018, options to purchase 26,050 shares of common stock at an exercise price of $18.60 per share expired unexercised.

The following table summarizes stock option activity under all plans:

	2019				2018
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of period	378,750	$18.46	4.8 years		421,800	$17.86
Options:
Granted	34,000	$19.79			25,000	$21.91
Exercised	(40,500)	$12.42			(42,000)	$14.39
Canceled or expired	(8,750)	$18.76			(26,050)	$18.60
Outstanding and expected to vest, end of period	363,500	$19.25	4.7 years	$807,000	378,750	$18.46	$1,824,400
Exercisable, end of period	328,500	$19.11	4.2 years	$797,000	366,250	$18.35	$1,807,300
Shares available for future grant	441,000				475,000
Compensation cost charged to operations for the years ended September 28, 2019 and September 29, 2018 for share-based compensation programs was approximately $112,000 and $47,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated statements of income.
As of September 28, 2019, there was approximately $53,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.5 years.
The following table summarizes information about stock options outstanding as of September 28, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)
$14.40	132,500	$14.40	2.7	132,500	$14.40	2.7
$22.50	172,000	$22.50	4.7	172,000	$22.50	4.7
$19.61 - $22.30	59,000	$20.69	9.2	24,000	$20.81	9.1
	363,500	$19.25	4.7	328,500	$19.11	4.2
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer, or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
12. INCOME TAXES
On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) accelerated expensing on certain qualified property; (4) creating a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (5) eliminating the corporate alternative minimum tax; and (6) further limitations on the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017. As the reduction in the U.S. federal corporate tax rate is administratively effective on January 1, 2018, our blended U.S. federal tax rate for the year ended September 29, 2018 was approximately 24%.

In connection with the TCJA, the Company recorded an income tax benefit of $1,382,000 related to the re-measurement of our deferred tax assets and liabilities for the reduced U.S. federal corporate tax rate of 21%. The Company’s accounting for the TCJA was complete as of September 29, 2018 with no significant differences from our provisional estimates.
The provision for income taxes consists of the following:

	Year Ended
	September 28, 2019	September 29, 2018
	(in thousands)
Current provision (benefit):
Federal	$260	$30
State and local	267	320
	527	350
Deferred provision (benefit):
Federal	(931)	(798)
State and local	(187)	(699)
	(1,118)	(1,497)
	$(591)	$(1,147)
The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	September 28, 2019	September 29, 2018
	(in thousands)
Provision at Federal statutory rate (21% in 2019 and 24% in 2018)	$393	$953
State and local income taxes, net of tax benefits	(160)	—
Tax credits	(1,029)	(789)
Income attributable to non-controlling interest	45	(102)
Changes in tax rates	2	181
Impact of Federal tax reform	—	(1,382)
Change in valuation allowance	81	(43)
Other	77	35
	$(591)	$(1,147)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 28, 2019	September 29, 2018
	(in thousands)
Deferred tax assets:
State net operating loss carryforwards	$4,406	$4,141
Operating lease deferred credits	422	513
Deferred compensation	313	364
Tax credits	1,253	802
Partnership investments	347	—
Other	—	98
Deferred tax assets, before valuation allowance	6,741	5,918
Valuation allowance	(392)	(311)
Deferred tax assets, net of valuation allowance	6,349	5,607
Deferred tax liabilities:
Depreciation and amortization	(2,049)	(2,080)
Partnership investments	—	(329)
Prepaid expenses	(194)	(210)
Deferred tax liabilities	(2,243)	(2,619)
Net deferred tax assets	$4,106	$2,988

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including recent operating profitability, forecasts of future earnings and the duration of statutory carryforward periods. The Company recorded a valuation allowance of $392,000 and $311,000 as of September 28, 2019 and September 29, 2018, respectively, attributable to state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis. During the year ended September 28, 2019, the Company’s valuation allowance increased by approximately $81,000 as the Company determined that certain state net operating losses became unrealizable on a more-likely-than-not basis.
As of September 28, 2019, the Company had General Business Credit carryforwards of approximately $1,117,000 which expire through fiscal 2039. In addition, as of September 28, 2019, the Company has New York State net operating loss carryforwards of approximately $23,061,000 and New York City net operating loss carryforwards of approximately $21,576,000 that expire through fiscal 2039.
A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	September 28, 2019	September 29, 2018
	(in thousands)
Balance at beginning of year	$110	$152
Additions based on tax positions taken in current and prior years	407	125
Settlements	(205)	(167)
Lapse in statute of limitations	(109)	—
Decreases based on tax positions taken in prior years	(45)	—
Balance at end of year	$158	$110
The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. For the years ended September 28, 2019 and September 29, 2018, the Company has $0 and $38,000, respectively, accrued for the payment of interest and penalties. The Company does not expect a significant change to its unrecognized tax benefits within the next 12 months.
The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2016 through 2019 fiscal years remain subject to examination by the Internal Revenue Service and most state and local tax authorities.
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
A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Year Ended
	September 28, 2019	September 29, 2018
	(in thousands)
Basic	$3,479	$3,439
Effect of dilutive securities:
Stock options	52	110
Diluted	$3,531	$3,549

For the year ended September 28, 2019, the dilutive effect of options to purchase 208,000 shares of common stock at exercise prices ranging from $20.18 per share to $22.50 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.
For the year ended September 29, 2018, no options were excluded from diluted earnings per share as all were dilutive.

14. RELATED PARTY TRANSACTIONS
Employee receivables totaled approximately $414,000 and $386,000 at September 28, 2019 and September 29, 2018, respectively. Such amounts consist of loans that are payable on demand and bear interest at the minimum statutory rate (1.85% at September 28, 2019 and 1.63% at September 29, 2018).
Prior to joining the Company on September 4, 2018, the Chief Financial Officer was a member of a firm that provided consulting services to the Company. Total fees billed by this firm were $0 and $303,000 for the years ended September 28, 2019 and September 29, 2018, respectively. The Company ceased utilizing the services of this firm upon hiring him as the Chief Financial Officer.
15. SUBSEQUENT EVENTS
On November 26, 2019, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 7, 2020 to shareholders of record at the close of business on December 16, 2019.
******

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Date: December 17, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Weinstein	Chairman of the Board and Chief Executive Officer	December 17, 2019
(Michael Weinstein)

/s/ Vincent Pascal	Senior Vice President and Director	December 17, 2019
(Vincent Pascal)

/s/ Anthony J. Sirica	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 17, 2019
(Anthony J. Sirica)

/s/ Marcia Allen	Director	December 17, 2019
(Marcia Allen)

/s/ Steven Shulman	Director	December 17, 2019
(Steven Shulman)

/s/ Paul Gordon	Senior Vice President	December 17, 2019
(Paul Gordon)	and Director

/s/Bruce R. Lewin	Director	December 17, 2019
(Bruce R. Lewin)

/s/ Arthur Stainman	Director	December 17, 2019
(Arthur Stainman)

/s/ Stephen Novick	Director	December 17, 2019
(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

10.4	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

10.5	Securities Purchase Agreement, by and between the Registrant and Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.6	Promissory Note, in the principal amount of $2,125,000, issued by the Company to Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.7	Promissory Note made by the Registrant to Bank Hapoalim B.M., issued as of February 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013.

10.8	Asset Purchase Agreement dated as of November 22, 2013 by and between W and O, Inc. and Ark Rustic Inn LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2013.

10.9	Amended and Restated Promissory Note made by the Company to Bank Hapoalim B.M., issued as of February 24, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.10	Term or Installment Loan Rider to Promissory Note to Bank Hapoalim B.M, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.11	Commercial Contract Agreement and Rider to Commercial Contract Agreement both dated as of August 10, 2015 by and between Ark Shuckers Real Estate LLC and D.C. Holding Company, Inc., incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.12	Restaurant Asset Purchase Agreement dated as of August 10, 2015 by and between Ark Shuckers LLC and Ocean Enterprises, Inc. incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.13	Management Purchase Agreement dated as of August 10, 2015 by and between Ark Island Beach Resort LLC and Island Beach Resort, Inc. incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.14	Credit Agreement (Term Facility) between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.15	Term Promissory Note issued by the Company in favor of Bank Hapoalim B.M. on October 21, 2015 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.16	Credit Agreement (Revolving Facility) and Form of Revolving Promissory Note between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.7 and 10.8 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.17	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Gulf Shores Real Estate, LLC, Ark Oyster House Gulf Shores I, LLC, Original Oyster House, Inc. and Premium Properties, Inc. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.18	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Oyster House Causeway II, LLC, Ark Causeway Real Estate, LLC, Original Oyster House II, Inc. and Gumbo Properties, L.L.C. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.19	ROFR Purchase and Sale Agreement dated as of October 13, 2016 by and between SCFRC-HWG, LLC and Ark Jupiter RI, LLC incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.20	Purchase and Sale Agreement between Ark Jupiter RI, LLC and 1065 A1A, LLC, incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.21	Second Amendment to Credit Agreement (Revolving Facility) dated as of November 30, 2016, by and between Ark Restaurant Corp. and Bank Hapoalim B.M incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.22	Mortgage and Security Agreement (Alabama) dated as of November 30, 2016, by and between Ark Gulf Shores Real Estate LLC and Ark Causeway Real Estate LLC and Bank Hapoalim B.M incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.23	Amended and Restated Credit Agreement (Revolving Facility) dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.24	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated October 21, 2015 secured by the assets of Ark Shuckers Real Estate LLC.

10.25	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated February 24, 2014 secured by the assets of Ark Rustic Inn Real Estate LLC.

10.26	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Gulf Shores Real Estate LLC.

10.27	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Causeway Real Estate LLC.

*10.28	Amended and Restated Credit Agreement (Revolving Facility), dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

*10.29	Asset Purchase Agreement, dated as of February 21, 2019, by and between Ark Restaurants Corp., Beach House, LLC and Boyle Beach House, LLC.

*10.30	Promissory Note in the amount of $7,000,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

*10.31	Promissory Note in the amount of $3,200,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32	Section 1350 Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.