Form 10-Q
period 2019-12-28
ARK RESTAURANTS CORP
filed 2020-02-11
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of February 3, 2020, there were 3,500,907 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	December 28, 2019	September 28, 2019
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $95 at December 28, 2019 and $170 at September 28, 2019 related to VIEs)	$7,211	$7,177
Accounts receivable (includes $266 at December 28, 2019 and $219 at September 28, 2019 related to VIEs)	2,407	2,621
Employee receivables	433	414
Inventories (includes $34 at December 28, 2019 and $41 at September 28, 2019 related to VIEs)	3,247	2,222
Prepaid and refundable income taxes (includes $254 at December 28, 2019 and $254 at September 28, 2019 related to VIEs)	254	254
Prepaid expenses and other current assets (includes $13 at December 28, 2019 and $12 at September 28, 2019 related to VIEs)	706	1,021
Total current assets	14,258	13,709
FIXED ASSETS - Net (includes $236 at December 28, 2019 and September 28, 2019 related to VIEs)	39,107	47,781
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,846 at December 28, 2019 related to VIEs)	60,749	—
INTANGIBLE ASSETS - Net	291	303
GOODWILL	15,570	15,570
TRADEMARKS	3,720	3,720
DEFERRED INCOME TAXES	3,981	4,106
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,834	6,821
OTHER ASSETS (includes $82 at December 28, 2019 and September 28, 2019 related to VIEs)	2,640	2,642
TOTAL ASSETS	$147,150	$94,652

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $75 at December 28, 2019 and $65 at September 28, 2019 related to VIEs)	$4,318	$3,549
Accrued expenses and other current liabilities (includes $431 at December 28, 2019 and $440 at September 28, 2019 related to VIEs)	9,761	10,672
Accrued income taxes	471	285
Dividend payable	875	875
Current portion of notes payable	2,701	2,701
Current portion of operating lease liabilities (includes $211 at December 28, 2019 related to VIEs)	6,218	—
Total current liabilities	24,344	18,082
OPERATING LEASE DEFERRED CREDIT (includes ($30) at September 28, 2019 related to VIEs)	—	10,077
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	23,121	23,786
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $2,614 at December 28, 2019 related to VIEs)	56,242	—
TOTAL LIABILITIES	103,707	51,945
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,499 shares at December 28, 2019 and September 28, 2019	35	35
Additional paid-in capital	13,289	13,277
Retained earnings	29,190	28,552
Total Ark Restaurants Corp. shareholders’ equity	42,514	41,864
NON-CONTROLLING INTERESTS	929	843
TOTAL EQUITY	43,443	42,707
TOTAL LIABILITIES AND EQUITY	$147,150	$94,652

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 28, 2019	December 29, 2018
REVENUES:
Food and beverage sales	$42,829	$39,838
Other revenue	685	710
Total revenues	43,514	40,548

COSTS AND EXPENSES:
Food and beverage cost of sales	10,940	10,476
Payroll expenses	15,122	14,105
Occupancy expenses	5,439	5,005
Other operating costs and expenses	5,328	4,975
General and administrative expenses	3,054	3,409
Depreciation and amortization	1,195	1,206
Total costs and expenses	41,078	39,176
RESTAURANT OPERATING INCOME	2,436	1,372
Loss on closure of Durgin-Park	—	(1,067)
OPERATING INCOME	2,436	305
OTHER (INCOME) EXPENSE:
Interest expense	459	311
Interest income	(13)	(14)
Total other expense, net	446	297
INCOME BEFORE PROVISION FOR INCOME TAXES	1,990	8
Provision for income taxes	319	23
CONSOLIDATED NET INCOME (LOSS)	1,671	(15)
Net income attributable to non-controlling interests	(158)	(47)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$1,513	$(62)

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.43	$(0.02)
Diluted	$0.43	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,499	3,474
Diluted	3,541	3,474
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (Unaudited) FOR THE 13 WEEKS ENDED DECEMBER 28, 2019 AND DECEMBER 29, 2018
(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 29, 2018	3,470	$35	$12,897	$29,364	$42,296	$1,440	$43,736

Net income	—	—	—	(62)	(62)	47	(15)
Exercise of stock options	7	—	94	—	94	—	94
Stock-based compensation	—	—	12	—	12	—	12
Distributions to non-controlling interests	—	—	—	—	—	(97)	(97)
Dividends paid - $0.25 per share	—	—	—	(868)	(868)	—	(868)

BALANCE - December 29, 2018	3,477	$35	$13,003	$28,434	$41,472	$1,390	$42,862

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2019	3,499	$35	$13,277	$28,552	$41,864	$843	$42,707

Net income	—	—	—	1,513	1,513	158	1,671
Stock-based compensation	—	—	12	—	12	—	12
Distributions to non-controlling interests	—	—	—	—	—	(72)	(72)
Dividends accrued - $0.25 per share	—	—	—	(875)	(875)	—	(875)

BALANCE - December 28, 2019	3,499	$35	$13,289	$29,190	$42,514	$929	$43,443
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	13 Weeks Ended
	December 28, 2019	December 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$1,671	$(15)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Stock-based compensation	12	12
Asset impairment on closure of Durgin-Park	—	1,067
Deferred income taxes	125	26
Accrued interest on note receivable from NMR	(13)	(15)
Depreciation and amortization	1,195	1,206
Amortization of deferred financing costs	10	8
Operating lease deferred credit	(98)	(171)
Changes in operating assets and liabilities:
Accounts receivable	214	440
Inventories	(1,025)	(28)
Prepaid, refundable and accrued income taxes	186	294
Prepaid expenses and other current assets	315	(66)
Other assets	2	41
Accounts payable - trade	769	(521)
Accrued expenses and other current liabilities	(911)	(1,438)
Net cash provided by operating activities	2,452	840

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(777)	(554)
Loans and advances made to employees	(68)	(113)
Payments received on employee receivables	49	48
Net cash used in investing activities	(796)	(619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(675)	(311)
Dividends paid	(875)	(1,736)
Proceeds from issuance of stock upon exercise of stock options	—	94
Distributions to non-controlling interests	(72)	(97)
Net cash used in financing activities	(1,622)	(2,050)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34	(1,829)
CASH AND CASH EQUIVALENTS, Beginning of period	7,177	5,012
CASH AND CASH EQUIVALENTS, End of period	$7,211	$3,183

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$379	$210
Income taxes	$8	$10
Non-cash financing activities:
Accrued dividend	$875	$—
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS December 28, 2019 (Unaudited)

1.	BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
The consolidated condensed balance sheet as of September 28, 2019, which has been derived from audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended September 28, 2019 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Article 10 of Regulation S-X. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.
The Company had a working capital deficiency of $10,086,000 at December 28, 2019. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through February 12, 2021.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 weeks ended December 28, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending October 3, 2020.
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
As of December 28, 2019, the Company had accounts receivable balances due from one hotel operator totaling 38% of total accounts receivable. As of September 28, 2019, the Company had accounts receivable balances due from one hotel operator totaling 34% of total accounts receivable.
For the 13-week period ended December 28, 2019, the Company did not make purchases from any vendor that accounted for 10% or greater of total purchases for the respective period. For the 13-week period ended December 29, 2018, the Company made purchases from one vendor that accounted for 11% of total purchases.
As of December 28, 2019 and September 28, 2019, all debt outstanding is with one lender (see Note 7 – Notes Payable – Bank).
REVENUE RECOGNITION — We recognize revenues when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time. We recognized $5,682,000 and $5,830,000 in catering services revenue for the 13-week periods ended December 28, 2019 and December 29, 2018, respectively. Unearned revenue which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets as of December 28, 2019 and September 28, 2019, was $3,067,000 and $4,549,000, respectively.
LEASES — We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we include operating leases in Operating lease right-of-use assets and Operating lease liabilities in our consolidated condensed balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. Our lease terms may include options to extend or terminate the lease.  Options are included when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Leases with a lease term of 12 months or less are accounted for using the practical expedient which allows for straight-line rent expense over the remaining term of the lease.
SEGMENT REPORTING — As of December 28, 2019, the Company owned and operated 20 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING PRINCIPLES — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize assets and liabilities for leases with lease terms of more than twelve months. The new guidance also requires additional disclosures about leases. The Company adopted the new standard on September 29, 2019 (the first day of fiscal year 2020) using the modified retrospective approach, without restating comparative periods for those lease contracts for which we have taken possession of the property as of September 28, 2019. Accordingly, prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840 (“ASC 840”), the accounting standard then in effect. As part of our adoption we elected the "package of practical expedients", as well as the hindsight practical expedient, permitted under the new guidance, which, among other things, allowed the Company to continue utilizing historical classifications of leases as well as allowing us to combine lease and non-lease components of our real estate leases. We also elected to adopt the short-term lease exception for all leases with terms of twelve months or less and account for them using straight-line rent expense over the remaining life of the lease. As a result of the adoption of this guidance, we recorded right-of-use assets of $62,330,000 and lease liabilities related to our real estate operating leases of $63,943,000. The adoption of this standard did not materially impact retained earnings or our consolidated condensed statement of operations and had no impact on cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under this ASU, the guidance on share-based payments to non-employees would be aligned with the requirements for share-based payments granted to employees, with certain exceptions. The Company adopted this guidance in the first quarter of fiscal 2020.  Such adoption did not have a material impact on our consolidated condensed financial statements.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to capitalize as assets.  A customer’s accounting for the costs of the hosting component of the arrangement are not affected by the new guidance. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The adoption of this standard is not expected to result in a material impact to the Company’s consolidated condensed financial statements.

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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	December 28, 2019	September 28, 2019
	(in thousands)
Cash and cash equivalents	$95	$170
Accounts receivable	266	219
Inventories	34	41
Prepaid and refundable income taxes	254	254
Prepaid expenses and other current assets	13	12
Due from Ark Restaurants Corp. and affiliates (1)	394	392
Fixed assets - net	236	236
Operating lease right-of-use assets - net	2,846	—
Other assets	82	82
Total assets	$4,220	$1,406

Accounts payable - trade	$75	$65
Accrued expenses and other current liabilities	431	440
Current portion of operating lease liabilities	211	—
Operating lease deferred credit	—	(30)
Operating lease liabilities, less current portion	2,614	—
Total liabilities	3,331	475
Equity of variable interest entities	889	931
Total liabilities and equity	$4,220	$1,406

(1)	Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

On May 15, 2019, the Company, through a newly formed, wholly-owned subsidiary, acquired the assets of JB's on the Beach, a restaurant and bar located in Deerfield Beach, Florida, for $7,036,000 as set out below. The acquisition is accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $7,000,000 and cash from operations.

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
Concurrent with the acquisition, the Company entered into a 20 year lease (with a five year extension option) for the restaurant facility and parking lot with the former owner of JB's on the Beach, who is also the owner of the underlying real estate. Payments under the lease are $600,000 per year with 10% increases every five years.
The consolidated condensed statements of income for the 13 weeks ended December 28, 2019 include revenues and income of approximately $2,422,000 and $43,000, respectively, related to JB's on the Beach. The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated condensed statements of income for the 13 weeks ended December 29, 2018 and includes the results of operations for JB's on the Beach for the period prior to acquisition. The unaudited pro forma financial information (which is presented in thousands except per share and share data), which has been adjusted for payments under the lease discussed above as well as interest expense of the term loan, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of JB's on the Beach occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

13 Weeks Ended
December 29, 2018
(unaudited)

Total revenues	$43,144
Net income	$24
Net income per share - basic	$0.01
Net income per share - diluted	$0.01

Basic	3,474
Diluted	3,539

During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Hollywood, Florida, that they were exercising their right to relocate our space, at their sole cost, as contractually agreed to in the original lease. The new facilities were completed on September 16, 2019, on which date we closed our existing location and opened the new facilities. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $5,474,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $918,000 is being reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term.

During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Tampa, Florida, that they were exercising their right to renovate the front of the house space, at their sole cost, as contractually agreed to in the original lease. In connection with this renovation we closed our existing facilities on June 2, 2019 and re-opened the renovated facilities on September 28, 2019. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $3,179,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $459,000 is being reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term.

Upon adoption of ASC 842, the unamortized Hollywood and Tampa balances of leasehold improvements and deferred rent in the amounts of $8,269,000 and $7,198,000, respectively were reclassified as right-of-use assets in the net amount of $1,071,000 and are being amortized to lease expense on a straight line basis over the remaining terms of the respective leases.

4.	RECENT RESTAURANT DISPOSITIONS
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the consolidated condensed statements of income for the 13 weeks ended December 29, 2018, are losses on closure in the amount of $1,067,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $13,000. The restaurant closed on January 12, 2019.

5.	INVESTMENT IN NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and on February 7, 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls, bringing its total investment to $5,108,000 with no change in ownership. As of September 29, 2018, this investment was accounted for based on the cost method. As of September 30, 2018, the Company elected to account for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. Such change did not affect the value of our investment in NMR as no events or changes in circumstances occurred during the 13 weeks ended December 28, 2019 that would indicate impairment and there are no observable prices for this investment. Any future changes in the carrying value of our Investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR, a related party). As of December 28, 2019 and September 29, 2018, no amounts were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,726,000 and $1,713,000 are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated condensed balance sheets at December 28, 2019 and September 28, 2019, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 28, 2019	September 28, 2019
	(In thousands)

Sales tax payable	$1,666	$1,141
Accrued wages and payroll related costs	2,348	2,942
Customer advance deposits	3,506	5,071
Accrued occupancy and other operating expenses	2,241	1,518
	$9,761	$10,672

7.	NOTES PAYABLE – BANK
Long-term debt consists of the following:

	December 28, 2019	September 28, 2019
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,972	$4,043
Promissory Note - Shuckers purchase	4,590	4,675
Promissory Note - Oyster House purchase	4,573	4,728
Promissory Note - JB's on the Beach purchase	6,500	6,750
Promissory Note - Sequoia renovation	2,972	3,086
Revolving Facility	3,366	3,366
	25,973	26,648
Less: Current maturities	(2,701)	(2,701)
Less: Unamortized deferred financing costs	(151)	(161)
Long-term debt	$23,121	$23,786
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the "Revolving Facility”), which expires on May 31, 2021. The Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are payable upon maturity of the Revolving Facility with interest payable monthly at LIBOR plus 3.5%, subject to adjustment based on certain ratios. As of December 28, 2019 and September 28, 2019, borrowings of $3,366,000, were outstanding under the Revolving Facility and had a weighted average interest rate of 4.4% and 4.9%, respectively. As of December 28, 2019, $6,396,000 was available under the Revolving Facility.
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

Deferred financing costs in the amount of $207,000 are being amortized over the life of the agreements on a straight-line basis, which is materially consistent with the effective interest method, and included in interest expense. Amortization expense of approximately $10,000 and $8,000 is included in interest expense for the 13 weeks ended December 28, 2019 and December 29, 2018, respectively.
Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.
The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined therein, maintain a fixed charge coverage ratio of not less than 1.1:1 on a latest 12-months' basis and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Revolving Facility as of December 28, 2019.

8.	LEASES
Other than locations where we own the underlying property, we lease our restaurant locations as well as our corporate office under various non-cancelable real-estate lease agreements that expire on various dates through 2044. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of ASC 842.

Upon the possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of December 28, 2019. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the right-of-use assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses on the consolidated condensed statements of operations.
Many of our real estate leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs (“non-lease components”) which are included in occupancy related expenses on the consolidated condensed statements of operations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As there were no explicit rates provided in our leases, we used our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
The components of lease expense in the consolidated condensed statement of operations are as follows:

13 Weeks Ended
December 28, 2019
(In thousands)
Operating lease expense - occupancy expenses (1)	$2,524
Occupancy lease expense - general and administrative expenses	157
Variable lease expense	1,756
Total lease expense	$4,437

(1)	Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

13 Weeks Ended
December 28, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$3,740
Non-cash investing activities:
Right-of-use-assets obtained in exchange for new operating lease liabilities	$62,330

The weighted-average remaining lease terms and discount rates as of December 28, 2019 are as follows:

	Weighted-Average Remaining Lease Term (Years)	Weighted-Average Discount Rate
Operating leases	11.0 Years	5.5%

The annual maturities of our lease liabilities as of December 28, 2019 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
October 3, 2020	$7,087
October 2, 2021	9,552
October 1, 2022	9,638
September 30, 2023	8,125
September 28, 2024	7,739
Thereafter	41,079
Total future lease commitments	83,220
Less imputed interest	(20,760)
Present value of lease liabilities	$62,460

9.	COMMITMENTS AND CONTINGENCIES
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs allege on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint seeks unspecified money damages, together with interest, liquidated damages and attorney fees.  There has been no discovery on the merits of the Complaint and the matter is still in the initial stages of discovery concerning whether the named Plaintiffs are seeking to represent an appropriate class of tipped service workers and if so, whether the named Plaintiffs are appropriate class representatives. The Company's Motion to Dismiss the Complaint was denied on June 27, 2019. The Company believes that the allegations and claims in the Complaint are without merit, and it intends to defend itself vigorously in this litigation. However, the outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the probability or quantification of any loss. Based on information currently available, including the Company’s assessment of the facts underlying the Complaint and advice of counsel, the amount or range of reasonably possible losses, if any, cannot be estimated.  Accordingly, the Company has not recorded any accrual related to this matter as of December 28, 2019.

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
A summary of stock option activity is presented below:

	2020
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	363,500	$18.46	4.8 Years
Options:
Granted	—
Exercised	—
Canceled or expired	—
Outstanding and expected to vest, end of period	363,500	$19.25	4.5 Years	$1,090,000
Exercisable, end of period	341,000	$19.21	4.1 Years	$1,043,000

Shares available for future grant	441,000
Compensation cost charged to operations for the 13 weeks ended December 28, 2019 and December 29, 2018 for share-based compensation programs was approximately $12,000 and $12,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of December 28, 2019, there was approximately $41,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of three years.

11.	INCOME TAXES

The Company’s provision (benefit) for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The income tax provision for the 13-week periods ended December 28, 2019 and December 19, 2018 were $319,000 and $23,000, respectively.  The effective tax rate for the 13 week period ended December 28, 2019 was 15.2% and differed from the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits and operating income attributable to non-controlling interests that is not taxable to the Company. The effective tax rate for the 13 week period ended December 29, 2018 was 287.5% and differed significantly from the statutory rate of 21% as a result of the estimated income tax provision for the quarter which included a discrete item of $22,000 divided by the marginal ordinary income for the quarter.

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	13 Weeks Ended
	December 28,	December 29,
	2019	2018
Basic	3,499	3,474
Effect of dilutive securities:
Stock options	42	—
Diluted	3,541	3,474

For the 13-week period ended December 28, 2019, the dilutive effect of options to purchase 192,000 shares of common stock at exercise prices ranging from $22.30 per share to $22.50 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.

For the 13-week period ended December 29, 2018 all options were excluded from diluted earnings per share as all were anti-dilutive.

13.	DIVIDENDS
On November 26, 2019, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 7, 2020, to shareholders of record at the close of business on December 16, 2019. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.

14.	SUBSEQUENT EVENT

On February 4, 2020, options to purchase 266,500 shares of common stock at an exercise price of $21.90 per share were granted employees and directors of the Company.  Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and the remaining 50% becoming exercisable on the fourth anniversary of the date of grant.  The grant date fair value of these stock options was $3.35 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
As of December 28, 2019, the Company owned and operated 20 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The consolidated condensed statements of operations for the 13 weeks ended December 28, 2019 include revenues and income of approximately $2,442,000 and $43,000, respectively, related to JB's on the Beach, which was acquired on May 15, 2019. As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the consolidated condensed statement of income for the 13 weeks ended December 29, 2018 are losses on closure in the amount of $1,067,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $13,000. The restaurant closed on January 12, 2019.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years including the current year ending October 3, 2020 will contain 53 weeks. The periods ended December 28, 2019 and December 29, 2018 each included 13 weeks.

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
Results of Operations
The Company’s restaurant operating income of $2,436,000 for the 13 weeks ended December 28, 2019 increased 77.6%, as compared to $1,372,000 for the 13 weeks ended December 29, 2018. This increase resulted primarily from: (i) significantly increased profitability at our food court in Hollywood, Florida located at the Hard Rock Hotel and Casino which completed an over $1 billion expansion in mid-October, (ii) strong performance at our other Florida properties and our Alabama locations, (iii) increased profitability at one of our DC properties as a result of a renegotiated month-to-month rent, and (iv) the elimination of losses in the prior period of approximately $360,000 related to Durgin-Park, which was closed in January 2019, partially offset by increased labor costs and weaker than expected results at our New York properties.
The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended December 28, 2019 and December 29, 2018:

	13 Weeks Ended		Variance
	December 28, 2019	December 29, 2018	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$42,829	$39,838	$2,991	7.5%
Other revenue	685	710	(25)	-3.5%
Total revenues	43,514	40,548	2,966	7.3%
COSTS AND EXPENSES:
Food and beverage cost of sales	10,940	10,476	464	4.4%
Payroll expenses	15,122	14,105	1,017	7.2%
Occupancy expenses	5,439	5,005	434	8.7%
Other operating costs and expenses	5,328	4,975	353	7.1%
General and administrative expenses	3,054	3,409	(355)	-10.4%
Depreciation and amortization	1,195	1,206	(11)	-0.9%
Total costs and expenses	41,078	39,176	1,902	4.9%
RESTAURANT OPERATING INCOME	$2,436	$1,372	$1,064	77.6%

Revenues
During the Company’s 13 week period ended December 28, 2019, revenues increased 7.3% as compared to revenues in the 13 week period ended December 29, 2018. This increase resulted primarily from an increase in same-store sales discussed below and sales related to JB's on the Beach in the current period partially offset by sales related to Durgin-Park which closed in January 2019.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales increased 3.5% during the first fiscal quarter of 2020 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	December 28, 2019	December 29, 2018	$	%
	(in thousands)
Las Vegas	$12,206	$12,504	$(298)	-2.4%
New York	11,489	11,580	(91)	-0.8%
Washington, DC	3,107	2,852	255	8.9%
Atlantic City, NJ	1,513	1,639	(126)	-7.7%
Connecticut	410	471	(61)	-13.0%
Alabama	2,601	2,443	158	6.5%
Florida	7,631	6,143	1,488	24.2%
Same-store sales	38,957	37,632	$1,325	3.5%
Other	3,872	2,206
Food and beverage sales	$42,829	$39,838
Same-store sales in Las Vegas decreased 2.4% primarily as a result of lower convention traffic and increased competition. Same-store sales in New York decreased 0.8% primarily as a result of increased competition and construction on the building where one of our properties is located. Same-store sales in Washington, DC increased 8.9% as a result of strong catering revenues at Sequoia. Same-store sales in Atlantic City decreased 7.7% as a result of increased competition from the opening of several new casinos. Same-store sales in Alabama increased 6.5% primarily as a result of increased traffic due to closure of several competitors. Same-store sales in Florida increased 24.2% primarily as a result of a significant increase in revenue at our food court in Hollywood, Florida located at the Hard Rock Hotel and Casino which completed an over $1 billion expansion in mid-October combined with higher traffic and modest menu price increases at our other Florida properties. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period, sales related to properties that were closed and other fees.
Costs and Expenses
Costs and expenses for the 13 weeks ended December 28, 2019 and December 29, 2018 were as follows (in thousands):

	13 Weeks Ended December 28, 2019	% to Total Revenues	13 Weeks Ended December 29, 2018	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$10,940	25.1%	$10,476	25.8%	$464	4.4%
Payroll expenses	15,122	34.8%	14,105	34.8%	1,017	7.2%
Occupancy expenses	5,439	12.5%	5,005	12.3%	434	8.7%
Other operating costs and expenses	5,328	12.2%	4,975	12.3%	353	7.1%
General and administrative expenses	3,054	7.0%	3,409	8.4%	(355)	-10.4%
Depreciation and amortization	1,195	2.7%	1,206	3.0%	(11)	-0.9%
Total costs and expenses	$41,078		$39,176		$1,902
Food and beverage costs as a percentage of total revenues for the 13 weeks ended December 28, 2019 decreased as compared with the same period of last year as a result of a better mix of catering versus a la carte business at our larger properties combined with menu price increases partially offset by increases in food costs.

Payroll expenses as a percentage of total revenues for the 13 weeks ended December 28, 2019 were relatively consistent with the same period of last year primarily as a result of minimum wage increases associated with changes to labor laws offset by a better mix of catering versus a la carte business at our larger properties combined with menu price increases.
Occupancy expenses as a percentage of total revenues for the 13 weeks ended December 28, 2019 increased slightly as compared to the same period of last year primarily as a result of higher sales at properties where rents are paid based on a percentage of sales.
Other operating costs and expenses as a percentage of total revenues for the 13 weeks ended December 28, 2019 were relatively consistent as compared to the same period of last year as many of these costs are fixed.
General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13 weeks ended December 28, 2019 decreased as compared to the same period of last year primarily as a result of lower professional fees and better cost management.
Depreciation and amortization expense for the 13 weeks ended December 28, 2019 decreased as compared to the same period of last year primarily as a result of lower charges in the current period as a result of asset impairments in the fourth quarter of 2019 partially offset by depreciation on improvements placed in service in fiscal 2019.
Income Taxes

The Company’s provision (benefit) for income taxes consists of federal and state taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year. Each quarter, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

The income tax provision for the 13-week periods ended December 28, 2019 and December 29, 2018 were $319,000 and $23,000, respectively.  The effective tax rate for the 13 week period ended December 28, 2019 was 15.2% and differed from the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits and operating income attributable to non-controlling interests that is not taxable to the Company. The effective tax rate for the 13 week period ended December 29, 2018 was 287.5% and differed significantly from the statutory rate of 21% as a result of the estimated income tax provision for the quarter which included a discrete item of $22,000 divided by the marginal ordinary income for the quarter.

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
Net cash provided by operating activities for the 13 weeks ended December 28, 2019 increased to $2,452,000 as compared to $840,000 provided by operations in the same period of last year. This increase was attributable to increased operating income as discussed above and changes in net working capital primarily related to accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the 13 weeks ended December 28, 2019 and December 29, 2018 was $796,000 and $619,000, respectively, and resulted primarily from purchases of fixed assets at existing restaurants.
Net cash used in financing activities for the 13 weeks ended December 28, 2019 and December 29, 2018 of ($1,622,000) and ($2,050,000), respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests.
The Company had a working capital deficiency of ($10,086,000) at December 28, 2019 as compared with a deficiency of $4,373,000 at September 28, 2019. This decrease is the result of the recognition of $6,218,000 of current operating lease liabilities in connection with the adoption of ASC 842. We believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements at least through February 12, 2021.

On November 26, 2019, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock to be paid on January 7, 2020, to shareholders of record at the close of business on December 16, 2019. The Company intends to continue to pay such quarterly cash dividends for the foreseeable future; however, the payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors.
The Company was in compliance with all of its financial covenants under the Revolving Facility as of December 28, 2019.
Recent Restaurant Expansions and Other Developments
On May 15, 2019, the Company, through a newly formed, wholly-owned subsidiary, acquired the assets of JB's on the Beach, a restaurant and bar located in Deerfield Beach, Florida for $7,036,000 as set out below. The acquisition is accounted for as a business combination and was financed with a bank loan from the Company’s existing lender in the amount of $7,000,000 and cash from operations. Concurrent with the acquisition, the Company entered into a 20 year lease (with a five year extension option) for the restaurant facility and parking lot with the former owner of JB's on the Beach, who is also the owner of the underlying real estate. Rent payments under the lease are $600,000 per year with 10% increases every five years.

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
During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Tampa, Florida, that they were exercising their right to renovate the front of the house space, at their sole cost, as contractually agreed to in the original lease. In connection with this renovation we closed our existing facilities on June 2, 2019 and re-opened the renovated facilities on September 28, 2019. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $3,179,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $459,000 is being reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term.

Upon adoption of ASC 842, the unamortized balances related to the above were reclassified as right-of-use assets in the net amount of $1,071,000 and are being amortized to lease expense on a straight line basis over the remaining terms of the respected leases.
Recent Restaurant Dispositions
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the statement of income for the 13 weeks ended December 29, 2018 are losses on closure in the amount of $1,067,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $13,000. The restaurant closed on January 12, 2019.
Critical Accounting Policies
The preparation of financial statements requires the application of certain accounting policies, which may require the Company to make estimates and assumptions of future events. In the process of preparing its consolidated condensed financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying the Company’s consolidated condensed financial statements include allowances for potential bad debts on accounts and notes receivable, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and actual results could differ from those estimates. Although management does not believe that any change in those assumptions in the near term would have a material effect on the Company’s consolidated financial position or the results of operations, differences in actual results could be material to the consolidated condensed financial statements.
The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended September 28, 2019. There have been no significant changes to such policies during fiscal 2020 other than those disclosed in Note 1 to the consolidated condensed financial statements.

Recently Adopted and Issued Accounting Standards
See Note 1 to the consolidated condensed financial statements for a description of recent accounting pronouncements, including those adopted in fiscal 2020 and the expected dates of adoption and the anticipated impact on the consolidated condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 28, 2019 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs allege on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint seeks unspecified money damages, together with interest, liquidated damages and attorney fees.  There has been no discovery on the merits of the Complaint and the matter is still in the initial stages of discovery concerning whether the named Plaintiffs are seeking to represent an appropriate class of tipped service workers and if so, whether the named Plaintiffs are appropriate class representatives. The Company's Motion to Dismiss the Complaint was denied on June 27, 2019. The Company believes that the allegations and claims in the Complaint are without merit, and it intends to defend itself vigorously in this litigation. However, the outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the probability or quantification of any loss. Based on information currently available, including the Company’s assessment of the facts underlying the Complaint and advice of counsel, the amount or range of reasonably possible losses, if any, cannot be estimated.  Accordingly, the Company has not recorded any accrual related to this matter as of December 28, 2019.
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

Date:	February 11, 2020

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)