Form 10-Q
period 2020-03-28
ARK RESTAURANTS CORP
filed 2020-06-23
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
or
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
Yes ☐    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of June 18, 2020, there were 3,502,407 shares of the registrant's common stock outstanding.

EXPLANATORY NOTE

Ark Restaurants Corp. (the “Company”) previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) that it was delaying the filing of this Quarterly Report on Form 10-Q for the period ended March 28, 2020 in reliance on the SEC Order issued under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465) (the “Order”), which provides conditional relief to registrants subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 that are unable to meet a filing deadline due to circumstances related to COVID-19.
The Company's operations have experienced significant disruptions due to circumstances related to COVID-19. In particular, COVID-19 restrictions have limited access to our corporate offices and required our corporate personnel, including our legal and accounting staff, as well as the staff of our independent registered public accounting firm to work remotely. In light of the impact of the factors described above, the Company was unable to compile and review certain information required in order to permit the Company to timely file its Quarterly Report by the original due date.

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
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

•	the impacts of the novel coronavirus (COVID-19) pandemic on our company, our employees, our customers, our partners, our industry and the economy as a whole;

•
the adverse impact of economic conditions on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;

•	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;

•	vulnerability to changes in consumer preferences and economic conditions;

•	vulnerability to conditions in the cities in which we operate;

•	vulnerability to natural disasters given the geographic concentration and real estate intensive nature of our business;

•	our ability to effectively identify and secure appropriate new sites for restaurants;

•	changes to food and supply costs, especially for seafood, shellfish, chicken and beef;

•	negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;

•	concerns about food safety and quality and about food-borne illnesses;

•	our ability to service our level of indebtedness;

•	the impact of any security breaches of confidential customer information in connection with our electronic process of credit and debit card transactions; and

•	the impact of any failure of our information technology system or any breach of our network security.
We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the ways that we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	March 28, 2020	September 28, 2019
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $144 at March 28, 2020 and $170 at September 28, 2019 related to VIEs)	$7,330	$7,177
Accounts receivable (includes $187 at March 28, 2020 and $219 at September 28, 2019 related to VIEs)	1,426	2,621
Employee receivables	396	414
Inventories (includes $34 at March 28, 2020 and $41 at September 28, 2019 related to VIEs)	2,824	2,222
Prepaid and refundable income taxes (includes $254 at March 28, 2020 and September 28, 2019 related to VIEs)	254	254
Prepaid expenses and other current assets (includes $10 at March 28, 2020 and $12 at September 28, 2019 related to VIEs)	1,427	1,021
Total current assets	13,657	13,709
FIXED ASSETS - Net (includes $235 at March 28, 2020 and $236 at September 28, 2019 related to VIEs)	39,088	47,781
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,784 at March 28, 2020 related to VIEs)	57,550	—
INTANGIBLE ASSETS - Net	54	303
GOODWILL	15,570	15,570
TRADEMARKS	3,720	3,720
DEFERRED INCOME TAXES	4,113	4,106
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,847	6,821
OTHER ASSETS (includes $82 at March 28, 2020 and September 28, 2019 related to VIEs)	2,558	2,642
TOTAL ASSETS	$143,157	$94,652

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $27 at March 28, 2020 and $65 at September 28, 2019 related to VIEs)	$4,414	$3,549
Accrued expenses and other current liabilities (includes $456 at March 28, 2020 and $440 at September 28, 2019 related to VIEs)	9,575	10,672
Accrued income taxes	5	285
Dividend payable	876	875
Current portion of notes payable	2,701	2,701
Current portion of operating lease liabilities (includes $216 at March 28, 2020 related to VIEs)	6,109	—
Total current liabilities	23,680	18,082
OPERATING LEASE DEFERRED CREDIT (includes ($30) at September 28, 2019 related to VIEs)	—	10,077
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	25,456	23,786
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $2,558 at March 28, 2020 related to VIEs)	53,191	—
TOTAL LIABILITIES	102,327	51,945
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,502 shares at March 28, 2020 and 3,499 shares at September 28, 2019	35	35
Additional paid-in capital	13,382	13,277
Retained earnings	26,536	28,552
Total Ark Restaurants Corp. shareholders’ equity	39,953	41,864
NON-CONTROLLING INTERESTS	877	843
TOTAL EQUITY	40,830	42,707
TOTAL LIABILITIES AND EQUITY	$143,157	$94,652

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
REVENUES:
Food and beverage sales	$33,114	$34,485	$75,943	$74,323
Other revenue	888	826	1,573	1,536
Total revenues	34,002	35,311	77,516	75,859

COSTS AND EXPENSES:
Food and beverage cost of sales	9,578	9,791	20,518	20,268
Payroll expenses	13,103	12,979	28,224	27,084
Occupancy expenses	3,830	3,808	9,269	8,812
Other operating costs and expenses	5,654	5,236	10,982	10,211
General and administrative expenses	2,397	2,193	5,451	5,601
Loss of termination of lease	364	—	364	—
Loss on closure of Durgin-Park	—	39	—	1,106
Depreciation and amortization	1,012	1,187	2,208	2,393
Total costs and expenses	35,938	35,233	77,016	75,475
OPERATING INCOME (LOSS)	(1,936)	78	500	384
INTEREST (INCOME) EXPENSE:
Interest expense	303	346	762	658
Interest income	(61)	(15)	(74)	(29)
Total interest expense, net	242	331	688	629
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(2,178)	(253)	(188)	(245)
Provision (benefit) for income taxes	(414)	423	(95)	446
CONSOLIDATED NET LOSS	(1,764)	(676)	(93)	(691)
Net (income) loss attributable to non-controlling interests	(14)	7	(172)	(40)
NET LOSS ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(1,778)	$(669)	$(265)	$(731)

NET LOSS PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(0.51)	$(0.19)	$(0.08)	$(0.21)
Diluted	$(0.51)	$(0.19)	$(0.08)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,500	3,475	3,499	3,475
Diluted	3,500	3,475	3,499	3,475
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended March 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - December 28, 2019	3,499	$35	$13,289	$29,190	$42,514	$929	$43,443

Net income (loss)	—	—	—	(1,778)	(1,778)	14	(1,764)
Exercise of stock options	3	—	50	—	50	—	50
Stock-based compensation	—	—	43	—	43	—	43
Distributions to non-controlling interests	—	—	—	—	—	(66)	(66)
Dividends accrued - $0.25 per share	—	—	—	(876)	(876)	—	(876)

BALANCE - March 28, 2020	3,502	$35	$13,382	$26,536	$39,953	$877	$40,830

For the 26 weeks ended March 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2019	3,499	$35	$13,277	$28,552	$41,864	$843	$42,707

Net income (loss)	—	—	—	(265)	(265)	172	(93)
Exercise of stock options	3	—	50	—	50	—	50
Stock-based compensation	—	—	55	—	55	—	55
Distributions to non-controlling interests	—	—	—	—	—	(138)	(138)
Dividends paid and accrued - $0.50 per share	—	—	—	(1,751)	(1,751)	—	(1,751)

BALANCE - March 28, 2020	3,502	$35	$13,382	$26,536	$39,953	$877	$40,830
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended March 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - December 29, 2018	3,477	$35	$13,003	$28,434	$41,472	$1,390	$42,862

Net loss	—	—	—	(669)	(669)	(7)	(676)
Stock-based compensation	—	—	12	—	12	—	12
Distributions to non-controlling interests	—	—	—	—	—	(83)	(83)
Dividends paid - $0.25 per share	—	—	—	(870)	(870)	—	(870)

BALANCE - March 30, 2019	3,477	$35	$13,015	$26,895	$39,945	$1,300	$41,245

For the 26 weeks ended March 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 29, 2018	3,470	$35	$12,897	$29,364	$42,296	$1,440	$43,736

Net income (loss)	—	—	—	(731)	(731)	40	(691)
Exercise of stock options	7	—	94	—	94	—	94
Stock-based compensation	—	—	24	—	24	—	24
Distributions to non-controlling interests	—	—	—	—	—	(180)	(180)
Dividends paid - $0.50 per share	—	—	—	(1,738)	(1,738)	—	(1,738)

BALANCE - March 30, 2019	3,477	$35	$13,015	$26,895	$39,945	$1,300	$41,245
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	26 Weeks Ended
	March 28, 2020	March 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(93)	$(691)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Stock-based compensation	55	24
Loss on termination of lease	364	—
Asset impairment on closure of Durgin-Park	—	1,067
Deferred income taxes	(7)	90
Accrued interest on note receivable from NMR	(26)	(29)
Depreciation and amortization	2,208	2,393
Amortization of operating lease assets	186	—
Amortization of deferred financing costs	20	16
Operating lease deferred credit	(197)	(267)
Changes in operating assets and liabilities:
Accounts receivable	1,195	320
Inventories	(602)	46
Prepaid, refundable and accrued income taxes	(280)	545
Prepaid expenses and other current assets	(406)	90
Other assets	(15)	(211)
Accounts payable - trade	865	(529)
Accrued expenses and other current liabilities	(1,157)	(862)
Net cash provided by operating activities	2,110	2,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,787)	(1,469)
Loans and advances made to employees	(75)	(136)
Payments received on employee receivables	93	93
Net cash used in investing activities	(1,769)	(1,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,350)	(621)
Borrowings under credit facility	3,000	650
Dividends paid	(1,750)	(2,606)
Proceeds from issuance of stock upon exercise of stock options	50	94
Distributions to non-controlling interests	(138)	(180)
Net cash used in financing activities	(188)	(2,663)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	153	(2,173)
CASH AND CASH EQUIVALENTS, Beginning of period	7,177	5,012
CASH AND CASH EQUIVALENTS, End of period	$7,330	$2,839

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$714	$599
Income taxes	$192	$118
Non-cash financing activities:
Accrued dividend	$876	$—
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS March 28, 2020 (Unaudited)

1.	BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
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
COVID-19 PANDEMIC — On March 11, 2020, in light of the rapid spread of the novel Coronavirus (“COVID-19” or "Coronavirus"), the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19 and the Company was required to temporarily close its restaurants during March 2020, with all locations closed as of March 28, 2020, until the related governmental authorities allow us to reopen them. The Coronavirus has caused unprecedented business disruptions, especially in the hospitality industry, and the Company fully supports all governmental actions to help stem the effects of the Coronavirus. While neither the length of time of the closures nor the extent of the impact of the Coronavirus on our results of operations and financial condition may be known for quite some time, we do expect that there will be a material adverse effect.
As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows, which could negatively impact its ability to meet its obligations over the next twelve months. As of March 28, 2020, the Company had a working capital deficit of ($10,023,000). However, we believe that our existing cash balances, current credit facilities and the actions taken that are listed below will be sufficient to meet our liquidity and capital spending requirements through June 24, 2021.
In response to the business disruption and liquidity concerns caused by the COVID-19 pandemic, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next twelve months:

•
Furloughed all hourly employees and approximately 95% of restaurant management personnel, while enacting temporary salary reductions for all remaining restaurant management personnel. In addition, the Company temporarily reduced the pay of all corporate and administrative staff by 50% to 75%, temporarily reduced senior management salaries by 75% to 95%, and temporarily suspended all board fees.

•
Subsequent to the second quarter of 2020, the Company entered into a Payment Suspension Agreement with its bank which deferred all monthly interest payments through June 1, 2020 and deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity dates. In addition, our bank agreed to relaxed financial covenants through fiscal Q3 2021 (see Note 7 – Notes Payable - Bank).

•	Indefinitely deferred the payment of the $0.25 dividend declared on March 2, 2020.

•	Suspended future dividend payments until such time as the Board deems appropriate to reinstate.

•	Canceled or delayed all non-essential capital expenditures.

•
Suspended the vast majority of lease payments for the months of April, May and June 2020 and is currently in negotiations for rent concessions, abatements and deferrals with its landlords to reduce these lease payments. While some landlords have agreed to certain concessions subsequent to quarter end, there can be no assurance that the Company will be successful in obtaining all of the relief it is seeking.

•
Certain Company subsidiaries applied for and received approximately $14.9 million of loans under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (see Note 14 – Subsequent Events).

•	Utilized additional provisions of the CARES Act to obtain tax savings as well as the deferral of our portion of social security taxes to future years.
The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is continually evaluating the impact of the global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary. The disruption in operations has led the Company to consider the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. If these disruptions continue, the Company expects a continued material negative impact on its consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will be determined, in part, by the longevity and severity of the pandemic.
Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. We cannot predict how soon we will be able to reopen all of our restaurants at full capacity, and our ability to reopen will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.
PRINCIPLES OF CONSOLIDATION — The consolidated condensed financial statements include the accounts of Ark Restaurants Corp. and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling interest, collectively herein referred to as the “Company”. Also included in the consolidated condensed financial statements are certain variable interest entities (“VIEs”). All significant intercompany balances and transactions have been eliminated in consolidation.
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include projected cash flow, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 26 weeks ended March 28, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending October 3, 2020.
RECLASSIFICATIONS — Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The Company eliminated the presentation of restaurant operating income (loss) as a non-GAAP measure from its consolidated condensed statements of operations.
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
As of March 28, 2020, the Company had accounts receivable balances due from three hotel operators totaling 88% of total accounts receivable. As of September 28, 2019, the Company had accounts receivable balances due from one hotel operator totaling 34% of total accounts receivable.
For the 13-week period ended March 28, 2020, the Company made purchases from two vendors that accounted for 20% of total purchases. For the 13-week period ended March 30, 2019, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases.
For the 26-week periods ended March 28, 2020 and March 30, 2019, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases for the respective period.
As of March 28, 2020 and December 28, 2019, all debt outstanding is with one lender (see Note 7 – Notes Payable – Bank).
GOODWILL AND TRADEMARKS - Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated condensed statements of operations.
Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price, temporary closure of the Company's restaurants and the challenging environment for the restaurant industry in general, the Company determined that there were indicators of potential impairment of its goodwill and trademarks during the 13 weeks ended March 28, 2020. As such, the Company performed a qualitative assessment for both goodwill and its trademarks and concluded that the fair value of these assets exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or trademarks during the 13 and 26 weeks ended March 28, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
LONG-LIVED AND RIGHT-OF-USE ASSETS - Long-lived assets, such as property, plant and equipment, purchased intangibles subject to amortization, and right-of-use assets ("ROU assets") are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis.
The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material.
Based on the results of this analysis, the Company recognized an impairment charge of $364,000 related to long-lived assets and ROU assets during the 13 and 26 weeks ended March 28, 2020 (see Note 4 – Recent Restaurant Dispositions). Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenues when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $1,552,000 and $1,652,000 in catering services revenue for the 13-week periods ended March 28, 2020 and March 30, 2019, respectively, and $7,234,000 and $7,482,000 for the 26-week periods ended March 28, 2020 and March 30, 2019, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets as of March 28, 2020 and September 28, 2019, was $3,923,000 and $4,549,000, respectively.
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
SEGMENT REPORTING — As of March 28, 2020, the Company owned and operated 20 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING PRINCIPLES — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize assets and liabilities for leases with lease terms of more than twelve months. The new guidance also requires additional disclosures about leases. The Company adopted the new standard on September 29, 2019 (the first day of fiscal year 2020) using the modified retrospective approach, without restating comparative periods for those lease contracts for which we have taken possession of the property as of September 28, 2019. Accordingly, prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840 (“ASC 840”), the accounting standard then in effect. As part of our adoption we elected the "package of practical expedients", as well as the hindsight practical expedient, permitted under the new guidance, which, among other things, allowed the Company to continue utilizing historical classifications of leases as well as allowing us to combine lease and non-lease components of our real estate leases. We also elected to adopt the short-term lease exception for all leases with terms of twelve months or less and account for them using straight-line rent expense over the remaining life of the lease. As a result of the adoption of this guidance, we recorded ROU assets of $62,330,000 and lease liabilities related to our real estate operating leases of $63,943,000. The adoption of this standard did not materially impact retained earnings or our consolidated condensed statement of operations and had no impact on cash flows.

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
NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies Topic 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for financial statements issued for annual periods beginning after December 15, 2020, and for the interim periods therein. The Company is currently evaluating the effect of adopting ASU 2019-12 to determine the impact on the Company’s consolidated financial position and results of operations.

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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	March 28, 2020	September 28, 2019
	(in thousands)
Cash and cash equivalents	$144	$170
Accounts receivable	187	219
Inventories	34	41
Prepaid and refundable income taxes	254	254
Prepaid expenses and other current assets	10	12
Due from Ark Restaurants Corp. and affiliates (1)	295	392
Fixed assets - net	235	236
Operating lease right-of-use assets - net	2,784	—
Other assets	82	82
Total assets	$4,025	$1,406

Accounts payable - trade	$27	$65
Accrued expenses and other current liabilities	456	440
Current portion of operating lease liabilities	216	—
Operating lease deferred credit	—	(30)
Operating lease liabilities, less current portion	2,558	—
Total liabilities	3,257	475
Equity of variable interest entities	768	931
Total liabilities and equity	$4,025	$1,406

(1)	Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
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
The consolidated condensed statements of operations for the 13 and 26 weeks ended March 28, 2020 include revenues and income of approximately $3,058,000 and $5,480,000 and $580,000 and $622,000, respectively, related to JB's on the Beach. The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated condensed statements of income for the 13 and 26 weeks ended March 30, 2019 and includes the results of operations for JB's on the Beach for the period prior to acquisition. The unaudited pro forma financial information (which is presented in thousands except per share and share data), which has been adjusted for payments under the lease discussed above as well as interest expense of the term loan, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of JB's on the Beach occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended	26 Weeks Ended
	March 30, 2019	March 30, 2019
	(unaudited)	(unaudited)

Total revenues	$38,877	$82,021
Net income	$(235)	$(210)
Net income per share - basic	$(0.07)	$(0.06)
Net income per share - diluted	$(0.07)	$(0.06)

Basic	3,475	3,475
Diluted	3,475	3,475

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

On September 29, 2019, upon adoption of ASC 842, the unamortized Hollywood and Tampa balances of leasehold improvements and deferred rent in the amounts of $8,269,000 and $7,198,000, respectively, were reclassified as ROU assets in the net amount of $1,071,000 and are being amortized to lease expense on a straight line basis over the remaining terms of the respective leases.

The Company is in the process of developing three restaurants in Eastern, OH in partnership with the landlord of the facility. Included in fixed assets are costs of approximately $500,000 in connection with the project. The Company expects the properties to open in fiscal 2021 and 2022.

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
On April 2, 2020, the Company advised the landlord of a catering space in New York, NY that we would be terminating the lease. In connection with this notification, the Company recorded a loss of $364,000 at March 28, 2020, consisting of (i) rent accrued in accordance with the termination provisions of the lease, (ii) the write-off of the unamortized balance of purchased leasehold rights, (iii) the write-off of our security deposit, (iv) the write-off of ROU assets and related lease liabilities, and (v) the write-off of net book value of fixed assets.

5.	INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and on February 7, 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls, bringing its total investment to $5,108,000 with no change in ownership. As of September 29, 2018, this investment was accounted for based on the cost method. As of September 30, 2018, the Company elected to account for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. Such change did not affect the value of our investment in NMR. There are no observable prices for this investment.
Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the temporary closure of the NMR facility, the Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 weeks ended March 28, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. Any future changes in the carrying value of our Investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR, a related party). As of March 28, 2020 and September 28, 2019, no amounts were due AM VIE by NMR.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,739,000 and $1,713,000 are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated condensed balance sheets at March 28, 2020 and September 28, 2019, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 28, 2020	September 28, 2019
	(In thousands)

Sales tax payable	$1,361	$1,141
Accrued wages and payroll related costs	1,100	2,942
Customer advance deposits	4,303	5,071
Accrued occupancy and other operating expenses	2,811	1,518
	$9,575	$10,672

7.	NOTES PAYABLE – BANK
Long-term debt consists of the following:

	March 28, 2020	September 28, 2019
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,901	$4,043
Promissory Note - Shuckers purchase	4,505	4,675
Promissory Note - Oyster House purchase	4,418	4,728
Promissory Note - JB's on the Beach purchase	6,250	6,750
Promissory Note - Sequoia renovation	2,857	3,086
Revolving Facility	6,366	3,366
	28,297	26,648
Less: Current maturities	(2,701)	(2,701)
Less: Unamortized deferred financing costs	(140)	(161)
Long-term debt	$25,456	$23,786
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the "Revolving Facility”), which expires on May 31, 2021. The Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are payable upon maturity of the Revolving Facility with interest payable monthly at LIBOR plus 3.5%, subject to adjustment based on certain ratios. As of March 28, 2020 and September 28, 2019, borrowings of $6,366,000 and $3,366,000, respectively, were outstanding under the Revolving Facility and had a weighted average interest rate of 4.1% and 4.9%, respectively. As of March 28, 2020, $3,396,000 was available under the Revolving Facility which was drawn down in June 2020 (see Note 14 – Subsequent Events).
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

Deferred financing costs incurred in the amount of $207,000 are being amortized over the life of the agreements on a straight-line basis which approximates the effective interest rate method and included in interest expense. Amortization expense of approximately $10,000 and $8,000 is included in interest expense for the 13 weeks ended March 28, 2020 and March 30, 2019, respectively. Amortization expense was $20,000 and $16,000 for the 26 weeks ended March 28, 2020 and March 30, 2019, respectively.
Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.
The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined therein, maintain a fixed charge coverage ratio of not less than 1.1:1 on a latest 12-months' basis and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Revolving Facility as of March 28, 2020; however, BHBM agreed to relaxed financial covenants through fiscal Q3 2021. In addition, on April 20, 2020, the Company entered into a Payment Suspension Agreement with BHBM which deferred all monthly interest payments through June 1, 2020 and deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity date.

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
Upon the possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of March 28, 2020. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses on the consolidated condensed statements of operations.
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
The components of lease expense in the consolidated condensed statements of operations are as follows:

	13 Weeks Ended	26 Weeks Ended
	March 28, 2020	March 28, 2020
	(In thousands)	(In thousands)
Operating lease expense - occupancy expenses (1)	$2,393	$4,917
Occupancy lease expense - general and administrative expenses	166	323
Variable lease expense	612	2,368
Total lease expense	$3,171	$7,608
_________________________________

(1)	Includes short-term leases, which are immaterial.
Supplemental cash flow information related to leases:

26 Weeks Ended
March 28, 2020
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$7,313
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$62,330
The weighted-average remaining lease terms and discount rates as of March 28, 2020 are as follows:

	Weighted-Average Remaining Lease Term	Weighted-Average Discount Rate
Operating leases	10.8 Years	5.5%

The annual maturities of our lease liabilities as of March 28, 2020 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
October 3, 2020	$4,580
October 2, 2021	9,236
October 1, 2022	9,313
September 30, 2023	7,800
September 28, 2024	7,413
Thereafter	40,591
Total future lease commitments	78,933
Less imputed interest	(19,633)
Present value of lease liabilities	$59,300

9.	COMMITMENTS AND CONTINGENCIES
Leases — The Company leases several restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2044. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurant’s sales in excess of stipulated amounts at such facility and in one instance based on profits.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs allege on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint seeks unspecified money damages, together with interest, liquidated damages and attorney fees.  There has been no discovery on the merits of the Complaint and the matter is still in the initial stages of discovery concerning whether the named Plaintiffs are seeking to represent an appropriate class of tipped service workers and if so, whether the named Plaintiffs are appropriate class representatives. The Company's Motion to Dismiss the Complaint was denied on June 27, 2019. The Company believes that the allegations and claims in the Complaint are without merit, and it intends to defend itself vigorously in this litigation. However, the outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the probability or quantification of any loss. Based on information currently available, including the Company’s assessment of the facts underlying the Complaint and advice of counsel, the Company recorded an accrual for this matter and related expenses as of March 28, 2020.

10.	STOCK OPTIONS
The Company has options outstanding under two stock option plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire 10 years after the date of grant.
During the 13- and 26-week periods ended March 28, 2020 and March 30, 2019, options to purchase 266,500 and 23,000 shares of common stock at an exercise price of $21.90 and $19.61 per share, respectively, were granted to employees, directors of the Company and other service providers. Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and as to the remaining 50% commencing on the fourth anniversary of the date of grant. The grant date fair value of these stock options was $3.35 per share.
The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the above grant include a risk free interest rate of 1.54%, volatility of 30.3%, a dividend yield of 5.2% and an expected life of 10 years.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer, or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
A summary of stock option activity is presented below:

	2020
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	363,500	$19.25	4.7 Years
Options:
Granted	266,500	$21.90
Exercised	(3,500)	$14.40
Canceled or expired	—
Outstanding and expected to vest, end of period	626,500	$20.41	6.6 Years	$—
Exercisable, end of period	337,500	$19.26	3.9 Years	$—

Shares available for future grant	174,500

Compensation cost charged to operations for the 13 weeks ended March 28, 2020 and March 30, 2019 for share-based compensation programs was approximately $43,000 and $12,000, respectively, and for the 26 weeks ended March 28, 2020 and March 30, 2019 was approximately $55,000 and $24,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of March 28, 2020, there was approximately $892,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.9 years.

11.	INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, Interim Reporting and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating (loss) income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained, or the tax environment changes.

On March 27, 2020, the CARES Act was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in 2018, 2019 and 2020, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expense, and technical amendments regarding the expensing of qualified improvement property.

As a result of the CARES Act, the Company is expecting to carryback estimated taxable losses in fiscal year 2020 to previous tax years in which the Company was subject to higher federal corporate income tax rates. The Company accounted for this income tax benefit as part of its estimated annual effective tax rate.

The income tax benefit for the 26-week period ended March 28, 2020 was ($95,000).  The effective tax rate for the 26-week period ended March 28, 2020 of 50.4% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits and the incremental benefit arising from the ability to carryback the 2020 net operating loss to prior years when the tax rate was 34%.

The income tax provision for the 26-week period ended March 30, 2019 was $446,000 and included a discrete tax provision of approximately $450,000 in connection with the settlement of a tax examination. The effective tax rate for the 26-week period ended March 30, 2019 of (182.3)% differed from the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits offset by a discrete tax provision in connection with the settlement of a tax examination.

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

For the 13-week and 26-week periods ended March 28, 2020, the dilutive effect of options to purchase 129,000 shares of common stock at an exercise price of $14.40 per share, options to purchase 5,000 shares of common stock at an exercise price of $20.26 per share, options to purchase 172,500 shares of common stock at an exercise price of $22.50 per share, options to purchase 20,000 shares of common stock at an exercise price of $22.30 per share, options to purchase 11,000 shares of common stock at an exercise price of $20.18 per share and options to purchase 266,500 shares of common stock at an exercise price of $21.90 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13-week and 26-week periods ended March 30, 2019 , the dilutive effect of options to purchase 35,000 shares of common stock at an exercise price of $12.04 per share, options to purchase 133,750 shares of common stock at an exercise price of $14.40 per share, options to purchase 5,000 shares of common stock at an exercise price of $20.26 per share, options to purchase 173,500 shares of common stock at an exercise price of $22.50 per share and options to purchase 20,000 shares of common stock at an exercise price of $22.30 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

13.	DIVIDENDS
On November 26, 2019, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock which was paid on January 7, 2020, to shareholders of record at the close of business on December 16, 2019.
On March 13, 2020, the Company announced that, in light of the unprecedented circumstances and rapidly changing situation with respect to the coronavirus disease (COVID-19), as part of an overall plan to preserve cash flow, the Board of Directors determined that it was appropriate for the Company to defer payment of the dividend that was declared on March 2, 2020. Payment of such dividend, which was scheduled for April 6, 2020 to shareholders of record on March 16, 2020, has been deferred until such time as the Board of Directors determines that payment is appropriate. As of March 28, 2020, the Company reduced retained earnings for the accrual of $876,000 relating to this dividend.
The payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. The Company does not expect to pay quarterly cash dividends for the foreseeable future as a result of the disruption to its operations from the COVID-19 pandemic (see Note 14 – Subsequent Events).

14.	SUBSEQUENT EVENTS

Reliance on SEC Relief from Filing Requirements

On March 25, 2020, the SEC issued an Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, (Release No. 34-88465) (the “Order”), which provides conditional relief to registrants subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 that are unable to meet a filing deadline due to circumstances related to COVID-19.

We have experienced significant disruptions to our business and operations. In particular, COVID-19 restrictions have limited access to our corporate offices and required our corporate personnel, including our legal and accounting staff, as well as the staff of our independent registered public accounting firm to work remotely. The restrictions have resulted in limited access to the Company’s financial records and data and disrupted interactions among the personnel involved in the completion of the Form 10-Q as of March 28, 2020 and for the quarter then ended and slowing the Company’s completion of its quarterly financial preparation of the Form 10-Q.

As a result of the above, we filed a Form 8-K on May 5, 2020 taking advantage of this relief and extended the deadline for the filing of this Form 10-Q by 45 days.
Paycheck Protection Program Loans
During May and June, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of approximately $14.9 million (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020.
The PPL Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the lender, which can be up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”). Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, certain amounts thereunder may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act.
While the Company and each Borrower intends to use the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans will be met under the current guidelines of the CARES Act. Accordingly, we cannot make any assurance that the Company, or any of the Borrowers, will be eligible for forgiveness of the PPP Loans, in whole or in part.
To the extent, if any, that any or all of the PPP loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date. Each Borrower is permitted to prepay its respective Note at any time without payment of any premium.

Revolver Drawdown

On June 9, 2020, the Company drew down the remaining balance of our Revolving Facility in the amount of $3,396,000.
Suspension of Dividend
On June 15, 2020, the Board of Directors unanimously approved the suspension of the quarterly dividend as a result of the disruption to the Company's operations from the COVID-19 pandemic.
Restaurant Openings
As a result of state and local governments lifting stay at home orders and mandatory shut-down requirements, as of June 22, 2020, the Company has reopened: (i) all of its properties located in Florida and Alabama, (ii) it operations in the New York-New York Hotel & Casino Resort in Las Vegas, (iii) Sequoia in Washington DC, (iv) The Porch at Bryant Park in New York, NY, and (v) Bryant Park Grill and Café in New York, NY, at varying levels of limited capacity as allowed by federal, state and local governments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and cash flows of our Company as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended September 28, 2019 (our "Annual Report") and the unaudited consolidated condensed financial statements and the accompanying notes thereto included herein.
COVID-19 Pandemic
On March 11, 2020, in light of the rapid spread of the novel Coronavirus (“COVID-19” or "Coronavirus"), the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Federal, state and local governments took a variety of actions to contain the spread of COVID-19 and the Company was required to temporarily close all of its restaurants as of March 28, 2020, until the related governmental authorities allow us to reopen them. The coronavirus has caused unprecedented business disruptions, especially in the hospitality industry, and the Company fully supports all governmental actions to help stem the effects of the Coronavirus. While neither the length of time of the closures nor the extent of the impact of the Coronavirus on our results of operations and financial condition may be known for quite some time, we do expect that there will be a material adverse effect.
As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows, which could negatively impact its ability to meet its obligations over the next twelve months.
In response to the business disruption caused by the COVID-19 pandemic, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next twelve months:

•
Furloughed all of hourly employees and approximately 95% of restaurant management personnel, while enacting temporary salary reductions for all remaining restaurant management personnel. In addition, the Company temporarily reduced the pay of all corporate and administrative staff by 50% to 75%, temporarily reduced senior management salaries by 75% to 95%, and temporarily suspended all board fees.

•
Subsequent to the second quarter of 2020, the Company entered into a Payment Suspension Agreement with its bank which deferred all monthly interest payments through June 1, 2020 and deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity dates. In addition, our bank agreed to relaxed financial covenants through fiscal Q3 2021.

•	Indefinitely deferred the payment of the $0.25 dividend declared on March 2, 2020.

•	Suspended future dividend payments until such time as the Board deems appropriate to reinstate.

•	Canceled or delayed all non-essential capital expenditures.

•
Suspended the vast majority of lease payments for the months of April, May and June 2020 and is currently in negotiations for rent concessions, abatements and deferrals with its landlords to reduce these lease payments. While some landlords have agreed to certain concessions subsequent to quarter end, there can be no assurance that the Company will be successful in obtaining all of the relief it is seeking.

•
Certain Company subsidiaries applied for and received approximately $14.9 million of loans under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020.

•	Utilized additional provisions of the CARES Act to obtain tax savings as well as the deferral of our portion of social security taxes to future years.

Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. We cannot predict how soon we will be able to reopen all of our restaurants at full capacity, and our ability to reopen will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.

Overview
As of March 28, 2020, the Company owned and operated 20 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The consolidated condensed statements of operations for the 13 and 26 weeks ended March 28, 2020 include revenues and income of approximately $3,058,000 and $5,480,000 and $580,000 and $622,000, respectively, related to JB's on the Beach, which was acquired on May 15, 2019. As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the consolidated condensed statement of income for the 13 and 26 weeks ended March 30, 2019 are losses on closure in the amounts of $39,000 and $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years including the current year ending October 3, 2020 will contain 53 weeks. The periods ended March 28, 2020 and March 30, 2019 each included 13 and 26 weeks.
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
Results of Operations
The Company’s restaurants had an operating loss of ($1,936,000) for the 13 weeks ended March 28, 2020, as compared to operating income of $78,000 for the 13 weeks ended March 30, 2019. This decrease resulted primarily from the government mandated closure of all of our restaurants in March 2020 in connection with the COVID-19 pandemic and a $364,000 loss on the termination of a lease.

The Company’s operating income for the 26 weeks ended March 28, 2020 was $500,000 as compared to $384,000 for the 26 weeks ended March 30, 2019 which included a loss of $1,106,000 relating to the closure of Durgin-Park located in Boston, MA. This increase resulted primarily from strong catering revenues at our New York properties in the first fiscal quarter combined with strong performance at our properties located in Florida and Alabama partially offset by the government mandated closure of all of our restaurants in March 2020 and a $364,000 loss on the termination of a lease.

The following table summarizes the significant components of the Company’s operating results for the 13- and 26- week periods ended March 28, 2020 and March 30, 2019:

	13 Weeks Ended		Variance		26 Weeks Ended		Variance
	March 28, 2020	March 30, 2019	$	%	March 28, 2020	March 30, 2019	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$33,114	$34,485	$(1,371)	-4.0%	$75,943	$74,323	$1,620	2.2%
Other revenue	888	826	62	7.5%	1,573	1,536	37	2.4%
Total revenues	34,002	35,311	(1,309)	-3.7%	77,516	75,859	1,657	2.2%
COSTS AND EXPENSES:
Food and beverage cost of sales	9,578	9,791	(213)	-2.2%	20,518	20,268	250	1.2%
Payroll expenses	13,103	12,979	124	1.0%	28,224	27,084	1,140	4.2%
Occupancy expenses	3,830	3,808	22	0.6%	9,269	8,812	457	5.2%
Other operating costs and expenses	5,654	5,236	418	8.0%	10,982	10,211	771	7.6%
General and administrative expenses	2,397	2,193	204	9.3%	5,451	5,601	(150)	-2.7%
Loss on termination of lease	364	—	364	100.0%	364	—	364	100.0%
Loss on closure of Durgin-Park	—	39	(39)	-100.0%	—	1,106	(1,106)	-100.0%
Depreciation and amortization	1,012	1,187	(175)	-14.7%	2,208	2,393	(185)	-7.7%
Total costs and expenses	35,938	35,233	705	2.0%	77,016	75,475	1,541	2.0%
OPERATING INCOME (LOSS)	$(1,936)	$78	$(2,014)	NM	$500	$384	$116	30.2%
_________________________________
NM - Not meaningful
Revenues
During the Company’s 13-week period ended March 28, 2020, revenues decreased 3.7% as compared to revenues in the 13-week period ended March 30, 2019. This decrease resulted primarily from the government mandated closure of all of our restaurants in March 2020 in connection with the COVID-19 pandemic.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased 12.4% during the second fiscal quarter of 2020 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	March 28, 2020	March 30, 2019	$	%
	(in thousands)
Las Vegas	$10,681	$12,628	$(1,947)	-15.4%
New York	4,561	5,409	(848)	-15.7%
Washington, DC	1,687	2,031	(344)	-16.9%
Atlantic City, NJ	1,481	1,705	(224)	-13.1%
Connecticut	402	553	(151)	-27.3%
Alabama	2,352	2,832	(480)	-16.9%
Florida	8,686	8,902	(216)	-2.4%
Same-store sales	29,850	34,060	$(4,210)	-12.4%
Other	3,264	425
Food and beverage sales	$33,114	$34,485
All of the above decreases in sales are the result of the government mandated closure of all of our restaurants in March 2020 in connection with the COVID-19 pandemic. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period, sales related to properties that were closed and other fees.

Costs and Expenses
Costs and expenses for the 13 and 26 weeks ended March 28, 2020 and March 30, 2019 were as follows (in thousands):

	13 Weeks Ended March 28, 2020	% to Total Revenues	13 Weeks Ended March 30, 2019	% to Total Revenues	Increase (Decrease)		26 Weeks Ended March 28, 2020	% to Total Revenues	26 Weeks Ended March 30, 2019	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$9,578	28.2%	$9,791	27.7%	(213)	-2.2%	$20,518	26.5%	$20,268	26.7%	250	1.2%
Payroll expenses	13,103	38.5%	12,979	36.8%	124	1.0%	28,224	36.4%	27,084	35.7%	1,140	4.2%
Occupancy expenses	3,830	11.3%	3,808	10.8%	22	0.6%	9,269	12.0%	8,812	11.6%	457	5.2%
Other operating costs and expenses	5,654	16.6%	5,236	14.8%	418	8.0%	10,982	14.2%	10,211	13.5%	771	7.6%
General and administrative expenses	2,397	7.0%	2,193	6.2%	204	9.3%	5,451	7.0%	5,601	7.4%	(150)	-2.7%
Loss on termination of lease	364	1.1%	—	—%	364	100.0%	364	0.5%	—	—%	364	100.0%
Loss on closure of Durgin-Park	—	—%	39	0.1%	(39)	-100.0%	—	—%	1,106	1.5%	(1,106)	-100.0%
Depreciation and amortization	1,012	3.0%	1,187	3.4%	(175)	-14.7%	2,208	2.8%	2,393	3.2%	(185)	-7.7%
Total costs and expenses	$35,938		$35,233		$705		$77,016		$75,475		$1,541

Food and beverage costs as a percentage of total revenues for the 13 weeks ended March 28, 2020 increased as compared with the same period of last year primarily as a result of inventory write-offs required as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic. Food and beverage costs as a percentage of total revenues for the 26 weeks ended March 28, 2020 decreased as compared with the same period of last year as a result of a better mix of catering versus a la carte business at our larger properties (through the closure respective closure date) combined with menu price increases partially offset by increases in food costs and inventory write-offs required as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic.

Payroll expenses as a percentage of total revenues for the 13 and 26 weeks ended March 28, 2020 increased as compared with the same periods of last year primarily as a result of retaining key restaurant management personnel at reduced salaries from the respective closure date through the end of the quarter with no corresponding revenues as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic.

Occupancy expenses as a percentage of total revenues for the 13 and 26 weeks ended March 28, 2020 increased as compared with the same periods of last year primarily as a result of rents being paid on the first of the month and having no sales from the respective closure date through the end of the quarter as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic.

Other operating costs and expenses as a percentage of total revenues for the 13 and 26 weeks ended March 28, 2020 as compared to the same period of last year increased primarily as a result of increased professional fees at the restaurant-level.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13 weeks ended March 28, 2020 increased as compared with the same period of last year primarily as a result of retaining corporate personnel at temporarily reduced salaries from the respective closure date through the end of the quarter with no corresponding revenues as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic. General and administrative expenses of total revenues for the 26 weeks ended March 28, 2020, decreased as compared with the same period of last year primarily as a result of lower professional fees and better cost management partially offset by the above.

Depreciation and amortization expense for the 13 and 26 weeks ended March 28, 2020 decreased as compared to the same period of last year primarily as a result of lower charges in the current period as a result of asset impairments in the fourth quarter of 2019 partially offset by depreciation on improvements placed in service in fiscal 2019.

Income Taxes

We calculate our interim income tax provision in accordance with ASC Topic 270, Interim Reporting and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. The related tax expense or benefit is recognized in the interim period in which it occurs. In addition, the effect of changes in enacted tax laws, rates or tax status is recognized in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating (loss) income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained, or the tax environment changes.

On March 27, 2020, the CARES Act was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act includes provisions, among others, allowing for the carryback of net operating losses generated in 2018, 2019 and 2020, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expense, and technical amendments regarding the expensing of qualified improvement property.

As a result of the CARES Act, the Company is expecting to carryback estimated taxable losses in fiscal year 2020 to previous tax years in which the Company was subject to higher federal corporate income tax rates. The Company accounted for this income tax benefit as part of its estimated annual effective tax rate.

The income tax benefit for the 26-week period ended March 28, 2020 was ($95,000).  The effective tax rate for the 26-week period ended March 28, 2020 of 50.4% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits and the incremental benefit arising from the ability to carryback the 2020 net operating loss to prior years when the tax rate was 34%.

The income tax provision for the 26-week period ended March 30, 2019 was $446,000 and included a discrete tax provision of approximately $450,000 in connection with the settlement of a tax examination. The effective tax rate for the 26-week period ended March 30, 2019 of (182.3)% differed from the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits offset by a discrete tax provision in connection with the settlement of a tax examination.

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
Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. In recent years we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. As of March 28, 2020, we had a cash and cash equivalents balance of $7,330,000.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.
COVID-19 Pandemic
In response to the uncertain market conditions resulting from the COVID-19 pandemic, we have enhanced our liquidity position through the following measures:

•	Fully drew down our $10,000,000 Revolving Facility as of June 9, 2020.

•	Entered into a Payment Suspension Agreement with our bank which deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity dates.

•	Although we were in compliance with all of our financial covenants under our Revolving Facility, our lender agreed to relaxed financial covenants through fiscal Q3 2021.

•	Indefinitely deferred the payment of the $0.25 dividend declared on March 2, 2020.

•	Suspended future dividend payments until such time as the Board deems appropriate to reinstate.

•	Canceled or delayed all non-essential capital expenditures.

•
Suspended the vast majority of lease payments for the months of April, May and June 2020 and are currently in negotiations for rent concessions, abatements and deferrals with our landlords to reduce these lease payments. While some landlords have agreed to certain concessions, there can be no assurance that the Company will be successful in obtaining all of the relief it is seeking.

•	Certain Company subsidiaries applied for and received approximately $14.9 million of loans under the Paycheck Protection Program of the CARES Act, which was enacted March 27, 2020.

•	Utilized additional provisions of the CARES Act to obtain tax savings as well as the deferral of our portion of social security taxes to future years.

The Company had a working capital deficiency of ($10,023,000) at March 28, 2020 as compared with a deficiency of ($4,373,000) at September 28, 2019. This decrease resulted primarily from the recognition of $6,218,000 of current operating lease liabilities in connection with the adoption of ASC 842 on September 29, 2019. We believe that our existing cash balances combined with measures taken due to COVID-19 pandemic described above, will be sufficient to meet our liquidity and capital spending requirements and finance our operating activities for at least the next twelve months.
Cash Flows for 26 Weeks Ended March 28, 2020 and March 30, 2019
Net cash provided by operating activities for the 26 weeks ended March 28, 2020 increased to $2,110,000 as compared to $2,002,000 provided by operations in the same period of last year. This increase was attributable to increased operating income as discussed above and changes in net working capital primarily related to accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the 26 weeks ended March 28, 2020 and March 30, 2019 was ($1,769,000) and ($1,512,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants.
Net cash used in financing activities for the 26 weeks ended March 28, 2020 and March 30, 2019 of ($188,000) and ($2,663,000), respectively, resulted primarily from the payment of dividends, principal payments on notes payable, borrowings under our credit facility, and distributions to non-controlling interests.
On November 26, 2019, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock which was paid on January 7, 2020, to shareholders of record at the close of business on December 16, 2019.
On March 13, 2020, the Company announced that, in light of the unprecedented circumstances and rapidly changing situation with respect to the coronavirus disease (COVID-19), as part of an overall plan to preserve cash flow, the Board of Directors determined that it was appropriate for the Company to defer payment of the dividend that was declared on March 2, 2020. Payment of such dividend, which was scheduled for April 6, 2020 to shareholders of record on March 16, 2020, has been deferred until such time as the Board of Directors determines that payment is appropriate. As of March 28, 2020, the Company reduced retained earnings for the accrual of $876,000 relating to this dividend.
The payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. The Company does not expect to pay quarterly cash dividends for the foreseeable future as a result of the disruption to its operations from the COVID-19 pandemic.

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

Upon adoption of ASC 842, the unamortized Hollywood and Tampa balances were reclassified as ROU assets in the net amount of $1,071,000 and are being amortized to lease expense on a straight line basis over the remaining terms of the respective leases.

The Company is in the process of developing three restaurants in Eastern, OH in partnership with the landlord of the facility. Included in fixed assets are costs of approximately $500,000 in connection with the project. The Company expects the properties to open in fiscal 2021 and 2022.
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
On April 2, 2020, the Company advised the landlord of a catering space in New York, NY that we would be terminating the lease. In connection with this notification, the Company recorded a loss of $364,000 at March 28, 2020, consisting of rent accrued in accordance with the termination provisions of the lease, the write-off of the unamortized balance of purchased leasehold rights, our security deposit and the new book value of fixed assets.
Other Recent Events

Reliance on SEC Relief from Filing Requirements

On March 25, 2020, the SEC issued an Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, (Release No. 34-88465) (the “Order”), which provides conditional relief to registrants subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 that are unable to meet a filing deadline due to circumstances related to COVID-19.

We have experienced significant disruptions to our business and operations. In particular, COVID-19 restrictions have limited access to our corporate offices and required our corporate personnel, including our legal and accounting staff, as well as the staff of our independent registered public accounting firm to work remotely. The restrictions have resulted in limited access to the Company's financial records and data and disrupted interactions among the personnel involved in the completion of the Form 10-Q as of March 28, 2020 and for the quarter then ended and slowing the Company's completion of its quarterly financial preparation of the Form 10-Q.

We have experienced significant disruptions to our business and operations. In particular, COVID-19 restrictions have limited access to our corporate offices and required our corporate personnel, including our legal and accounting staff, as well as the staff of our independent registered public accounting firm to work remotely. The restrictions have resulted in limited access to the Company’s financial records and data and disrupted interactions among the personnel involved in the completion of the Form 10-Q as of March 28, 2020 and for the quarter then ended and slowing the Company’s completion of its quarterly financial preparation of the Form 10-Q.

As a result of the above, we filed a Form 8-K on May 5, 2020 taking advantage of this relief and extended the deadline for the filing of this Form 10-Q by 45 days.
Paycheck Protection Program Loans
During May and June, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of approximately $14.9 million (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020.
The PPL Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the lender, which can be up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”). Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, certain amounts thereunder may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act.
While the Company and each Borrower intends to use the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans will be met under the current guidelines of the CARES Act. Accordingly, we cannot make any assurance that the Company, or any of the Borrowers, will be eligible for forgiveness of the PPP Loans, in whole or in part.
To the extent, if any, that any or all of the PPP loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date. Each Borrower is permitted to prepay its respective Note at any time without payment of any premium.

Revolver Drawdown

On June 9, 2020, the Company drew down the remaining balance of our Revolving Facility in the amount of $3,396,000.
Suspension of Dividend
On June 15, 2020, the Board of Directors unanimously approved the suspension of the quarterly dividend as a result of the disruption to the Company's operations from the COVID-19 pandemic.
Restaurant Openings
As a result of state and local governments lifting stay at home orders and mandatory shut-down requirements, as of June 22, 2020, the Company has reopened: (i) all of its properties located in Florida and Alabama, (ii) it operations in the New York-New York Hotel & Casino Resort in Las Vegas, (iii) Sequoia in Washington DC, (iv) The Porch at Bryant Park in New York, NY, and (v) Bryant Park Grill and Café in New York, NY, at varying levels of limited capacity as allowed by federal, state and local governments.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 28, 2020 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
As a result of governmental imposed closures of all of our facilities due to the COVID-19 pandemic, we have had to make changes to the operating methods of some of our internal controls. For example, moving from manual sign-offs / in-person meetings to electronic sign-offs and electronic communications such as email and telephonic / or video conference due to out-of-office working arrangements. However, the design of our internal control framework/objectives over financial reporting is unchanged and the Company does not believe that these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs allege on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint seeks unspecified money damages, together with interest, liquidated damages and attorney fees.  There has been no discovery on the merits of the Complaint and the matter is still in the initial stages of discovery concerning whether the named Plaintiffs are seeking to represent an appropriate class of tipped service workers and if so, whether the named Plaintiffs are appropriate class representatives. The Company's Motion to Dismiss the Complaint was denied on June 27, 2019. The Company believes that the allegations and claims in the Complaint are without merit, and it intends to defend itself vigorously in this litigation. However, the outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the probability or quantification of any loss. Based on information currently available, including the Company’s assessment of the facts underlying the Complaint and advice of counsel, the Company recorded an accrual for this matter and related expenses as of March 28, 2020.
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

Date:	June 23, 2020

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)