Form 10-Q
period 2020-06-27
ARK RESTAURANTS CORP
filed 2020-08-11
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
or
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
Yes ☐    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of August 7, 2020, there were 3,502,407 shares of the registrant's common stock outstanding.

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

•
the adverse impact of civil unrest on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;

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
From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q, and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe, that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable, any or all of the forward-looking statements may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Quarterly Report on Form 10-Q, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Quarterly Report on Form 10-Q or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.
Unless the context requires otherwise, references to “we,” “us,” “our,” “ARKR” and the “Company” refer specifically to Ark Restaurants Corp., and its subsidiaries, partnerships, variable interest entities and predecessor entities.

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	June 27, 2020	September 28, 2019
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $714 at June 27, 2020 and $170 at September 28, 2019 related to VIEs)	$20,725	$7,177
Accounts receivable (includes $127 at June 27, 2020 and $219 at September 28, 2019 related to VIEs)	1,293	2,621
Employee receivables	396	414
Inventories (includes $33 at June 27, 2020 and $41 at September 28, 2019 related to VIEs)	2,660	2,222
Prepaid and refundable income taxes (includes $254 at June 27, 2020 and September 28, 2019 related to VIEs)	2,013	254
Prepaid expenses and other current assets (includes $7 at June 27, 2020 and $12 at September 28, 2019 related to VIEs)	1,766	1,021
Total current assets	28,853	13,709
FIXED ASSETS - Net (includes $238 at June 27, 2020 and $236 at September 28, 2019 related to VIEs)	38,327	47,781
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,721 at June 27, 2020 related to VIEs)	55,984	—
INTANGIBLE ASSETS - Net	52	303
GOODWILL	15,570	15,570
TRADEMARKS	3,720	3,720
DEFERRED INCOME TAXES	5,466	4,106
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,860	6,821
OTHER ASSETS (includes $82 at June 27, 2020 and September 28, 2019 related to VIEs)	2,428	2,642
TOTAL ASSETS	$157,260	$94,652

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $91 at June 27, 2020 and $65 at September 28, 2019 related to VIEs)	$2,884	$3,549
Accrued expenses and other current liabilities (includes $331 at June 27, 2020 and $440 at September 28, 2019 related to VIEs)	11,160	10,672
Accrued income taxes	—	285
Dividend payable	876	875
Current portion of operating lease liabilities (includes $221 at June 27, 2020 related to VIEs)	6,222	—
Current portion of notes payable	2,701	2,701
Total current liabilities	23,843	18,082
OPERATING LEASE DEFERRED CREDIT (includes $(30) at September 28, 2019 related to VIEs)	—	10,077
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $2,500 at June 27, 2020 related to VIEs)	51,587	—
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs (includes $723 at June 27, 2020 related to VIEs)	43,701	23,786
TOTAL LIABILITIES	119,131	51,945
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $.01 per share - authorized, 10,000 shares; issued and outstanding, 3,502 shares at June 27, 2020 and 3,499 shares at September 28, 2019	35	35
Additional paid-in capital	13,440	13,277
Retained earnings	24,010	28,552
Total Ark Restaurants Corp. shareholders’ equity	37,485	41,864
NON-CONTROLLING INTERESTS	644	843
TOTAL EQUITY	38,129	42,707
TOTAL LIABILITIES AND EQUITY	$157,260	$94,652

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
REVENUES:
Food and beverage sales	$6,907	$43,888	$82,850	$118,212
Other revenue	292	919	1,866	2,455
Total revenues	7,199	44,807	84,716	120,667

COSTS AND EXPENSES:
Food and beverage cost of sales	1,847	11,714	22,366	31,982
Payroll expenses	3,701	14,864	31,925	41,948
Occupancy expenses	3,004	4,246	12,274	13,058
Other operating costs and expenses	852	4,840	11,834	15,051
General and administrative expenses	2,437	3,238	7,888	8,840
Loss of termination of lease	—	—	364	—
Loss on closure of Durgin-Park	—	—	—	1,106
Depreciation and amortization	981	1,174	3,188	3,568
Total costs and expenses	12,822	40,076	89,839	115,553
OPERATING INCOME (LOSS)	(5,623)	4,731	(5,123)	5,114
INTEREST (INCOME) EXPENSE:
Interest expense	283	373	1,045	1,031
Interest income	(29)	(19)	(103)	(48)
Total interest expense, net	254	354	942	983
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(5,877)	4,377	(6,065)	4,131
Provision (benefit) for income taxes	(3,118)	283	(3,213)	728
CONSOLIDATED NET INCOME (LOSS)	(2,759)	4,094	(2,852)	3,403
Net (income) loss attributable to non-controlling interests	233	(132)	61	(172)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(2,526)	$3,962	$(2,791)	$3,231

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(0.72)	$1.14	$(0.80)	$0.93
Diluted	$(0.72)	$1.12	$(0.80)	$0.92

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,502	3,481	3,500	3,477
Diluted	3,502	3,530	3,500	3,531
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended June 27, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - March 28, 2020	3,502	$35	$13,382	$26,536	$39,953	$877	$40,830

Net income (loss)	—	—	—	(2,526)	(2,526)	(233)	(2,759)
Stock-based compensation	—	—	58	—	58	—	58

BALANCE - June 27, 2020	3,502	$35	$13,440	$24,010	$37,485	$644	$38,129

For the 39 weeks ended June 27, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2019	3,499	$35	$13,277	$28,552	$41,864	$843	$42,707

Net income (loss)	—	—	—	(2,791)	(2,791)	(61)	(2,852)
Exercise of stock options	3	—	50	—	50	—	50
Stock-based compensation	—	—	113	—	113	—	113
Distributions to non-controlling interests	—	—	—	—	—	(138)	(138)
Dividends paid and accrued - $0.50 per share	—	—	—	(1,751)	(1,751)	—	(1,751)

BALANCE - June 27, 2020	3,502	$35	$13,440	$24,010	$37,485	$644	$38,129
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended June 29, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - March 30, 2019	3,477	$35	$13,015	$26,895	$39,945	$1,300	$41,245

Net income	—	—	—	3,962	3,962	132	4,094
Exercise of stock options	34	—	409	—	409	—	409
Purchase and retirement of treasury shares	(12)	—	(235)	—	(235)	—	(235)
Stock-based compensation	—	—	65	—	65	—	65
Distributions to non-controlling interests	—	—	—	—	—	(111)	(111)
Dividends accrued - $0.25 per share	—	—	—	(875)	(875)	—	(875)

BALANCE - June 29, 2019	3,499	$35	$13,254	$29,982	$43,271	$1,321	$44,592

For the 39 weeks ended June 29, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 29, 2018	3,470	$35	$12,897	$29,364	$42,296	$1,440	$43,736

Net income	—	—	—	3,231	3,231	172	3,403
Exercise of stock options	41	—	503	—	503	—	503
Purchase and retirement of treasury shares	(12)	—	(235)	—	(235)	—	(235)
Stock-based compensation	—	—	89	—	89	—	89
Distributions to non-controlling interests	—	—	—	—	—	(291)	(291)
Dividends paid and accrued - $0.75 per share	—	—	—	(2,613)	(2,613)	—	(2,613)

BALANCE - June 29, 2019	3,499	$35	$13,254	$29,982	$43,271	$1,321	$44,592
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	39 Weeks Ended
	June 27, 2020	June 29, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(2,852)	$3,403
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	113	89
Loss on termination of lease	364	—
Asset impairment on closure of Durgin-Park	—	1,067
Deferred income taxes	(1,360)	122
Accrued interest on note receivable from NMR	(39)	(48)
Depreciation and amortization	3,188	3,568
Change in operating lease assets and liabilities	261	—
Amortization of deferred financing costs	33	25
Operating lease deferred credit	(197)	(350)
Changes in operating assets and liabilities:
Accounts receivable	1,328	(248)
Inventories	(438)	(76)
Prepaid, refundable and accrued income taxes	(2,044)	1,352
Prepaid expenses and other current assets	(745)	(27)
Other assets	115	35
Accounts payable - trade	(665)	(1,626)
Accrued expenses and other current liabilities	428	(534)
Net cash provided by (used in) operating activities	(2,510)	6,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,004)	(2,488)
Loans and advances made to employees	(75)	(201)
Payments received on employee receivables	93	139
Purchase of JB's on the Beach, net of cash acquired	—	(25)
Net cash used in investing activities	(1,986)	(2,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,350)	(933)
Borrowings under credit facility	6,300	650
Repayments of borrowings under credit facility	—	(650)
Proceeds from Paycheck Protection Program loans	14,995	—
Payments of debt financing costs	(63)	(51)
Dividends paid	(1,750)	(2,606)
Proceeds from issuance of stock upon exercise of stock options	50	268
Distributions to non-controlling interests	(138)	(291)
Net cash provided by (used in) financing activities	18,044	(3,613)
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,548	564
CASH AND CASH EQUIVALENTS, Beginning of period	7,177	5,012
CASH AND CASH EQUIVALENTS, End of period	$20,725	$5,576

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,001	$907
Income taxes	$192	$215
Non-cash financing activities:
Accrued divided	$876	$—
Note payable in connection with the purchase of JB's on the Beach	$—	$7,000
Changes in excess tax benefits from stock-based compensation	$—	$97
Refinancing of credit facility borrowings to term notes	$—	$3,200
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS June 27, 2020 (Unaudited)

1.	BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
The consolidated condensed balance sheet as of September 28, 2019, which has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended September 28, 2019 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Article 10 of Regulation S-X. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.
COVID-19 PANDEMIC — On March 11, 2020, in light of the rapid spread of the novel Coronavirus (“COVID-19” or "Coronavirus"), the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly disrupted consumer demand, as well as the Company’s restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, "stay at home" directives, and mandatory closure of all of our locations.

As a result of state and local governments lifting “stay at home” orders and mandatory shut-down requirements in May and June 2020, the Company has reopened: (i) all of its properties located in Florida and Alabama, (ii) its operations in the New York-New York Hotel & Casino Resort in Las Vegas, (iii) Sequoia in Washington, DC, (iv) The Porch at Bryant Park in New York, NY, (v) Bryant Park Grill and Café in New York, NY, and (vi) El Rio Grande in New York, NY at varying levels of limited capacity as allowed by federal, state and local governments.

Due to the impact of the COVID-19 pandemic, during the 13 and 39 weeks ended June 27, 2020, the Company has temporarily closed several restaurants, typically for one to five days. The Coronavirus has caused unprecedented business disruptions, especially in the hospitality industry. Although we have experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted.
As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows, which could negatively impact its ability to meet its obligations over the next 12 months. However, we believe that our existing cash balances, which include the proceeds from Paycheck Protection Program loans (see Note 7 - Notes Payable) and actions taken by management, set out below and otherwise, will be sufficient to meet our liquidity and capital spending requirements through August 12, 2021.
In response to the business disruption and liquidity concerns caused by the COVID-19 pandemic, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next 12 months:

•
While restaurants were closed or continue to be closed, we furloughed all hourly employees and approximately 95% of salaried restaurant management personnel, while enacting salary reductions for all remaining restaurant management personnel.

•
As restaurants re-open, restaurant management salaries were restored to 70% of pre-pandemic amounts. When a location is producing sustained cash flows, restaurant management salaries were restored to 100% of pre-pandemic amounts.

•
Initially reduced the pay of all corporate and administrative staff by 50% to 75% and senior management salaries by 75% to 95%, and temporarily suspended all board fees. As of June 27, 2020, most corporate salaries have been restored to 65% of pre-pandemic levels.

•
Entered into a Payment Suspension Agreement with its bank which deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity dates. In addition, the bank agreed to relaxed financial covenants through fiscal Q3 2021 (see Note 7 - Notes Payable).

•	Canceled the payment of the $0.25 dividend declared on March 2, 2020 (see Note 14 - Subsequent Events).

•	Suspended future dividend payments until such time as the Board deems appropriate to reinstate.

•	Canceled or delayed all non-essential capital expenditures.

•
Suspended the vast majority of lease payments for the months of April, May and June 2020 and through August 2020 for all locations that are still closed and is currently in negotiations for rent concessions, abatements and deferrals with its landlords to reduce these lease payments. While most landlords have agreed to certain concessions subsequent to quarter end, there can be no assurance that the Company will be successful in obtaining all of the relief it is seeking.

•
Certain Company subsidiaries applied for and received a total of approximately $15.0 million of loans under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020 (see Note 7 - Notes Payable).

•	Utilized additional provisions of the CARES Act to obtain tax savings as well as the deferral of our portion of social security taxes to future years.
Due to the rapid development and fluidity of this situation, the management cannot determine the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated financial condition, liquidity, future results of operations, suppliers, industry, and workforce and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The disruption in operations has led the Company to consider the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. In addition, we cannot predict how soon we will be able to reopen all of our restaurants at full capacity, and our ability to reopen will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. If these disruptions continue, the Company expects a continued material negative impact on its consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will be determined, in part, by the longevity and severity of the pandemic.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include projected cash flow, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 39 weeks ended June 27, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the year ending October 3, 2020.
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
As of June 27, 2020, the Company had accounts receivable balances due from three hotel operators totaling 82% of total accounts receivable. As of September 28, 2019, the Company had accounts receivable balances due from one hotel operator totaling 34% of total accounts receivable.
For the 13-week period ended June 27, 2020, the Company made purchases from three vendors that accounted for 46% of total purchases. For the 13-week period ended June 29, 2019, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases.
For the 39-week period ended June 27, 2020, the Company made purchases from one vendor that accounted for 10% of total purchases. For the 39-week period ended June 29, 2019, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases.
As of June 27, 2020 and September 28, 2019, all debt outstanding, other than Paycheck Protection Program loans, is with one lender (see Note 7 – Notes Payable).
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
Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price, temporary closure of the Company's restaurants and the challenging environment for the restaurant industry in general, the Company determined that there were indicators of potential impairment of its goodwill and trademarks during the 13 weeks ended June 27, 2020. As such, the Company performed a qualitative assessment for both goodwill and its trademarks and concluded that the fair value of these assets exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or trademarks during the 13 and 39 weeks ended June 27, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
LONG-LIVED AND RIGHT-OF-USE ASSETS — Long-lived assets, such as property, plant and equipment, purchased intangibles subject to amortization, and right-of-use assets ("ROU assets") are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis.
The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s cash flows for the last 12 months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material.
Based on the results of this analysis, the Company recognized an impairment charge of $364,000 related to long-lived assets and ROU assets during the 39 weeks ended June 27, 2020 (see Note 4 – Recent Restaurant Dispositions). Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenues when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $25,000 and $3,840,000 in catering services revenue for the 13-week periods ended June 27, 2020 and June 29, 2019, respectively, and $7,259,000 and $11,322,000 for the 39-week periods ended June 27, 2020 and June 29, 2019, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets as of June 27, 2020 and September 28, 2019, was $3,753,000 and $4,549,000, respectively.
LEASES — We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we include operating leases in Operating lease right-of-use assets and Operating lease liabilities in our consolidated condensed balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. Our lease terms may include options to extend or terminate the lease.  Options are included when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Amendments or modifications to lease terms are accounted for as variable lease payments. Leases with a lease term of 12 months or less are accounted for using the practical expedient which allows for straight-line rent expense over the remaining term of the lease.
SEGMENT REPORTING — As of June 27, 2020, the Company owned and operated 20 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING PRINCIPLES — In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. The new guidance also requires additional disclosures about leases. The Company adopted the new standard on September 29, 2019 (the first day of fiscal year 2020) using the modified retrospective approach, without restating comparative periods for those lease contracts for which we have taken possession of the property as of September 28, 2019. Accordingly, prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840 (“ASC 840”), the accounting standard then in effect. As part of our adoption we elected the "package of practical expedients", as well as the hindsight practical expedient, permitted under the new guidance, which, among other things, allowed the Company to continue utilizing historical classifications of leases as well as allowing us to combine lease and non-lease components of our real estate leases. We also elected to adopt the short-term lease exception for all leases with terms of 12 months or less and account for them using straight-line rent expense over the remaining life of the lease. As a result of the adoption of this guidance, we recorded ROU assets of $62,330,000 and lease liabilities related to our real estate operating leases of $63,943,000. The adoption of this standard did not materially impact retained earnings or our consolidated condensed statement of operations and had no impact on cash flows.

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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	June 27, 2020	September 28, 2019
	(in thousands)
Cash and cash equivalents	$714	$170
Accounts receivable	127	219
Inventories	33	41
Prepaid and refundable income taxes	254	254
Prepaid expenses and other current assets	7	12
Due from Ark Restaurants Corp. and affiliates (1)	336	392
Fixed assets - net	238	236
Operating lease right-of-use assets - net	2,721	—
Other assets	82	82
Total assets	$4,512	$1,406

Accounts payable - trade	$91	$65
Accrued expenses and other current liabilities	331	440
Current portion of operating lease liabilities	221	—
Operating lease deferred credit	—	(30)
Operating lease liabilities, less current portion	2,500	—
Notes payable, less current portion	723	—
Total liabilities	3,866	475
Equity of variable interest entities	646	931
Total liabilities and equity	$4,512	$1,406

(1)	Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
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
Concurrent with the acquisition, the Company entered into a 20-year lease (with a five-year extension option) for the restaurant facility and parking lot with the former owner of JB's on the Beach, who is also the owner of the underlying real estate. Payments under the lease are $600,000 per year with 10% increases every five years.
The consolidated condensed statements of operations for the 13 and 39 weeks ended June 27, 2020 include revenues and income (loss) of approximately $646,000 and $6,126,000 and $(307,000) and $316,000, respectively, related to JB's on the Beach. The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated condensed statements of income for the 13 and 39 weeks ended June 29, 2019 and includes the results of operations for JB's on the Beach for the period prior to acquisition. The unaudited pro forma financial information (which is presented in thousands except per share and share data), which has been adjusted for payments under the lease discussed above as well as interest expense of the term loan, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of JB's on the Beach occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended	39 Weeks Ended
	June 29, 2019	June 29, 2019
	(unaudited)	(unaudited)

Total revenues	$46,423	$128,445
Net income	$4,123	$3,891
Net income per share - basic	$1.18	$1.12
Net income per share - diluted	$1.17	$1.10

Basic	3,481	3,477
Diluted	3,530	3,531

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

On September 29, 2019, upon adoption of ASC 842, the unamortized Hollywood and Tampa balances of leasehold improvements and deferred rent in the amounts of $8,269,000 and $7,198,000, respectively, were reclassified as ROU assets in the net amount of $1,071,000 and are being amortized to lease expense on a straight-line basis over the remaining terms of the respective leases.

The Company is in the process of developing three restaurants in Easton, Ohio in partnership with the landlord of the facility. Included in fixed assets are costs of approximately $500,000 in connection with the project. The Company expects the properties to open in fiscal 2021 and 2022.

4.	RECENT RESTAURANT DISPOSITIONS

As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it is located, and rising labor costs. As a result, included in the consolidated condensed statements of operations for the 39 weeks ended June 29, 2019 are losses on closure in the amount of $1,106,000, respectively, consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.
On April 2, 2020, the Company advised the landlord of a catering space in New York, NY that we would be terminating the lease. In connection with this notification, the Company recorded a loss of $364,000 during the 13 weeks ended March 28, 2020, consisting of (i) rent accrued in accordance with the termination provisions of the lease, (ii) the write-off of the unamortized balance of purchased leasehold rights, (iii) the write-off of our security deposit, (iv) the write-off of ROU assets and related lease liabilities, and (v) the write-off of net book value of fixed assets.

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
Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the temporary closure of the NMR facility, the Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 and 39 weeks ended June 27, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. Any future changes in the carrying value of our Investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR, a related party). As of June 27, 2020 and September 28, 2019, no amounts were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,753,000 and $1,713,000 are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated condensed balance sheets at June 27, 2020 and September 28, 2019, respectively.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	June 27, 2020	September 28, 2019
	(In thousands)

Sales tax payable	$312	$1,141
Accrued wages and payroll related costs	2,001	2,942
Customer advance deposits	4,130	5,071
Accrued occupancy and other operating expenses	4,717	1,518
	$11,160	$10,672

7.	NOTES PAYABLE
Long-term debt consists of the following:

	June 27, 2020	September 28, 2019
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,901	$4,043
Promissory Note - Shuckers purchase	4,505	4,675
Promissory Note - Oyster House purchase	4,418	4,728
Promissory Note - JB's on the Beach purchase	6,250	6,750
Promissory Note - Sequoia renovation	2,857	3,086
Revolving Facility	9,666	3,366
Paycheck Protection Program Loans	14,995	—
	46,592	26,648
Less: Current maturities	(2,701)	(2,701)
Less: Unamortized deferred financing costs	(190)	(161)
Long-term debt	$43,701	$23,786

Notes Payable - Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the "Revolving Facility”), which expires on May 31, 2021. The Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are payable upon maturity of the Revolving Facility with interest payable monthly at LIBOR plus 3.5%, subject to adjustment based on certain ratios. As of June 27, 2020 and September 28, 2019, borrowings of $9,666,000 and $3,366,000, respectively, were outstanding under the Revolving Facility and had a weighted average interest rate of 3.0% and 4.9%, respectively. As of June 27, 2020, no amounts were available under the Revolving Facility to be drawn down.
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

•
Promissory Note – JB's on the Beach purchase – On May 15, 2019, in connection with the previously discussed acquisition of JB’s on the Beach, the Company issued a promissory note under the Revolving Facility to BHBM for $7,000,000 which is payable in 23 equal quarterly installments of $250,000, commencing on September 1, 2019, with a balloon payment of $1,250,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

•
Promissory Note – Sequoia renovation – Also on May 15, 2019, the Company converted $3,200,000 of Revolving Facility borrowings incurred in connection with the Sequoia renovation to a promissory note which is payable in 23 equal quarterly installments of $114,286, commencing on September 1, 2019, with a balloon payment of $571,429 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.
The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined therein, maintain a fixed charge coverage ratio of not less than 1.1:1 on a latest 12-months' basis and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. On April 20, 2020, the Company entered into a Payment Suspension Agreement with BHBM which deferred all monthly interest payments through June 1, 2020 and deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity date. In addition, on June 12, 2020, as a result of the impact of COVID-19 on our business, BHBM agreed to relaxed financial covenants through fiscal Q3 2021. The Company was in compliance with all of its financial covenants under the Revolving Facility as of June 27, 2020.
Paycheck Protection Program Loans
During the 13 weeks ended June 27, 2020, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020.
The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender, which can be up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”). Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties.
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
Debt issuance costs incurred in the amount of $271,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $13,000 and $9,000 is included in interest expense for the 13 weeks ended June 27, 2020 and June 29, 2019, respectively. Amortization expense was $33,000 and $26,000 for the 39 weeks ended June 27, 2020 and June 29, 2019, respectively.

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of June 27, 2020. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of operations.

Many of our real estate leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs (“non-lease components”) which are included in occupancy related expenses in the consolidated condensed statements of operations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As there were no explicit rates provided in our leases, we used our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
The components of lease expense in the consolidated condensed statements of operations are as follows:

	13 Weeks Ended	39 Weeks Ended
	June 27, 2020	June 27, 2020
	(In thousands)	(In thousands)
Operating lease expense - occupancy expenses (1)	$2,088	$7,005
Occupancy lease expense - general and administrative expenses	158	481
Variable lease expense	132	2,500
Total lease expense	$2,378	$9,986
_________________________________

(1)	Includes short-term leases, which are immaterial.
Supplemental cash flow information related to leases:

39 Weeks Ended
June 27, 2020
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$8,086
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$62,330
The weighted average remaining lease terms and discount rates as of June 27, 2020 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	10.8 Years	5.5%
The annual maturities of our lease liabilities as of June 27, 2020 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
October 3, 2020	$2,290
October 2, 2021	9,236
October 1, 2022	9,313
September 30, 2023	7,800
September 28, 2024	7,413
Thereafter	40,592
Total future lease commitments	76,644
Less imputed interest	(18,835)
Present value of lease liabilities	$57,809

9.	COMMITMENTS AND CONTINGENCIES
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs allege on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint seeks unspecified money damages, together with interest, liquidated damages and attorney fees.  There has been no discovery on the merits of the Complaint and the matter is still in the initial stages of discovery concerning whether the named Plaintiffs are seeking to represent an appropriate class of tipped service workers and if so, whether the named Plaintiffs are appropriate class representatives. The Company's Motion to Dismiss the Complaint was denied on June 27, 2019. The Company believes that the allegations and claims in the Complaint are without merit, and it intends to defend itself vigorously in this litigation. However, the outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the probability or quantification of any loss. Based on information currently available, including the Company’s assessment of the facts underlying the Complaint and advice of counsel, the Company recorded an accrual for this matter and related expenses as of June 27, 2020.

10.	STOCK OPTIONS
The Company has options outstanding under two stock option plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire 10 years after the date of grant.
During the 39-week period ended June 27, 2020, options to purchase 266,500 shares of common stock at an exercise price of $21.90 per share were granted to employees, directors of the Company and other service providers.  Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and as to the remaining 50% commencing on the fourth anniversary of the date of grant. The grant date fair value of these stock options was $3.35 per share.
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
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.

A summary of stock option activity is presented below:

	2020
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	363,500	$19.25	4.7 Years
Options:
Granted	266,500	$21.90
Exercised	(3,500)	$14.40
Canceled or expired	—
Outstanding and expected to vest, end of period	626,500	$20.41	6.4 Years	$—
Exercisable, end of period	337,500	$19.26	3.7 Years	$—

Shares available for future grant	174,500

Compensation cost charged to operations for the 13 weeks ended June 27, 2020 and June 29, 2019 for share-based compensation programs was approximately $58,000 and $65,000, respectively, and for the 39 weeks ended June 27, 2020 and June 29, 2019 was approximately $113,000 and $89,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of June 27, 2020, there was approximately $834,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.6 years.

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

As a result of the CARES Act, the Company is expecting to carry back estimated taxable losses in fiscal year 2020 to previous tax years in which the Company was subject to higher federal corporate income tax rates. The Company accounted for this income tax benefit as part of its estimated annual effective tax rate.

The income tax benefit for the 39-week period ended June 27, 2020 was $(3,213,000). The effective tax rate for the 39-week period ended June 27, 2020 of 52.3% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits and the incremental benefit arising from the ability to carry back the 2020 net operating loss to prior years when the tax rate was 34%.

The income tax provision for the 39-week period ended June 29, 2019 was $728,000 and includes a discrete tax provision of approximately $304,000 in connection with the settlement of various state and local tax examinations as well as changes in the uncertain tax position liability as a result of lapses in the statute of limitations. The effective tax rate for the 39-week period ended June 29, 2019 of 17.6% differed from the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits, a discrete tax provision in connection with the settlement of various state and local tax examinations offset by changes in the uncertain tax position liability as a result of lapses in the statute of limitations during the interim period ended June 29, 2019.

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
Basic earnings per share is computed by dividing net income attributable to Ark Restaurants Corp. by the weighted average number of common shares outstanding for the period. Our diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	13 Weeks Ended		39 Weeks Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Basic	3,502	3,481	3,500	3,477
Effect of dilutive securities:
Stock options	—	49	—	54
Diluted	3,502	3,530	3,500	3,531

For the 13-week and 39-week periods ended June 27, 2020, the dilutive effect of options to purchase 129,000 shares of common stock at an exercise price of $14.40 per share, options to purchase 5,000 shares of common stock at an exercise price of $20.26 per share, options to purchase 172,500 shares of common stock at an exercise price of $22.50 per share, options to purchase 20,000 shares of common stock at an exercise price of $22.30 per share, options to purchase 11,000 shares of common stock at an exercise price of $20.18 per share and options to purchase 266,500 shares of common stock at an exercise price of $21.90 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13-week and 39-week periods ended June 29, 2019, the dilutive effect of options to purchase 209,000 shares of common stock at an exercise prices ranging from $20.18 per share to $22.50 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

13.	DIVIDENDS
On November 26, 2019, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock which was paid on January 7, 2020, to shareholders of record at the close of business on December 16, 2019.
On March 13, 2020, the Company announced that, in light of the unprecedented circumstances and rapidly changing situation with respect to COVID-19, as part of an overall plan to preserve cash flow, the Board of Directors determined that it was appropriate for the Company to defer payment of the dividend that was declared on March 2, 2020. Payment of such dividend, which was scheduled for April 6, 2020 to shareholders of record on March 16, 2020, was canceled on July 1, 2020 (see Note 14 – Subsequent Events).
The payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. The Company does not expect to pay quarterly cash dividends for the foreseeable future as a result of the disruption to its operations from the COVID-19 pandemic.

14.	SUBSEQUENT EVENTS
Cancellation of Dividend
As a result of disruption to the Company's operations from the COVID-19 pandemic, on July 1, the Board of Directors unanimously approved the cancellation of the divided that was declared on March 2, 2020.

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
COVID-19 Pandemic
On March 11, 2020, in light of the rapid spread of the novel Coronavirus (“COVID-19” or "Coronavirus"), the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly disrupted consumer demand, as well as the Company’s restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, "stay at home" directives, and mandatory closure of all of our locations.

As a result of state and local governments lifting “stay at home” orders and mandatory shut-down requirements in May and June 2020, the Company has reopened: (i) all of its properties located in Florida and Alabama, (ii) its operations in the New York-New York Hotel & Casino Resort in Las Vegas, (iii) Sequoia in Washington, DC, (iv) The Porch at Bryant Park in New York, NY, (v) Bryant Park Grill and Café in New York, NY, and (vi) El Rio Grande in New York, NY at varying levels of limited capacity as allowed by federal, state and local governments.

Due to the impact of the COVID-19 pandemic, during the 13 and 39 weeks ended June 27, 2020, the Company has temporarily closed several restaurants, typically for one to five days. The Coronavirus has caused unprecedented business disruptions, especially in the hospitality industry. Although we have experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted.
As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows, which could negatively impact its ability to meet its obligations over the next 12 months. However, we believe that our existing cash balances, which include the proceeds from Paycheck Protection Program loans (see Note 7 - Notes Payable) and actions taken by management since mid-March 2020, set out below and otherwise, will be sufficient to meet our liquidity and capital spending requirements through August 12, 2021.
In response to the business disruption and liquidity concerns caused by the COVID-19 pandemic, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next 12 months:

•
While restaurants were closed or continue to be closed, we furloughed all hourly employees and approximately 95% of salaried restaurant management personnel, while enacting salary reductions for all remaining restaurant management personnel.

•
As restaurants re-open, restaurants management salaries were restored to 70% of pre-pandemic amounts. If a location is producing sustained cash flow, restaurant management salaries were restored to 100% of pre-pandemic amounts.

•
Initially reduced the pay of all corporate and administrative staff by 50% to 75% and senior management salaries by 75% to 95%, and temporarily suspended all board fees. As of June 27, 2020, most corporate salaries have been restored to 65% of pre-pandemic levels.

•
Entered into a Payment Suspension Agreement with its bank which deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity dates. In addition, the bank agreed to relaxed financial covenants through fiscal Q3 2021.

•	Canceled the payment of the $0.25 dividend declared on March 2, 2020.

•	Suspended future dividend payments until such time as the Board deems appropriate to reinstate.

•	Canceled or delayed all non-essential capital expenditures.

•
Suspended the vast majority of lease payments for the months of April, May and June 2020 and through August 2020 for all locations that are still closed and is currently in negotiations for rent concessions, abatements and deferrals with its landlords to reduce these lease payments. While most landlords have agreed to certain concessions subsequent to quarter end, there can be no assurance that the Company will be successful in obtaining all of the relief it is seeking.

•
Certain Company subsidiaries applied for and received a total of approximately $15.0 million of loans under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020.

•	Utilized additional provisions of the CARES Act to obtain tax savings as well as the deferral of our portion of social security taxes to future years.
Due to the rapid development and fluidity of this situation, the management cannot determine the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated financial condition, liquidity, future results of operations, suppliers, industry, and workforce and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The disruption in operations has led the Company to consider the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. In addition, we cannot predict how soon we will be able to reopen all of our restaurants at full capacity, and our ability to reopen will depend in part on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. If these disruptions continue, the Company expects a continued material negative impact on its consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will be determined, in part, by the longevity and severity of the pandemic.
Overview
As of June 27, 2020, the Company owned and operated 20 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The consolidated condensed statements of operations for the 13 and 39 weeks ended June 27, 2020 include revenues and income (loss) of approximately $646,000 and $6,126,000 and $(307,000) and $316,000, respectively, related to JB's on the Beach, which was acquired on May 15, 2019. As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the consolidated condensed statement of income for the 39 weeks ended June 29, 2019 are losses on closure in the amounts of $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years including the current year ending October 3, 2020 will contain 53 weeks. The periods ended June 27, 2020 and June 29, 2019 each included 13 and 39 weeks.
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
Results of Operations
The Company’s operating loss for the 13 weeks ended June 27, 2020 was $(5,623,000), as compared to operating income of $4,731,000 for the 13 weeks ended June 29, 2019. This decrease resulted primarily from the government mandated closure of all of our restaurants in March 2020 in connection with the COVID-19 pandemic and a $364,000 loss on the termination of a lease.

The Company’s operating loss for the 39 weeks ended June 27, 2020 was $(5,123,000) as compared to operating income of $5,114,000 for the 39 weeks ended June 29, 2019 which included a loss of $1,106,000 relating to the closure of Durgin-Park located in Boston, MA. This decrease resulted primarily from the government mandated closure of all of our restaurants in March 2020 in connection with the COVID-19 pandemic and a $364,000 loss on the termination of a lease.

In addition to the decrease in restaurant revenue from the mandatory closures and operating at varying levels of limited capacity, the Company estimates that it incurred approximately $2,300,000 and $3,000,000 of costs directly related to COVID-19 during the 13 and 39 weeks ended June 27, 2020 consisting primarily of payments to employees for paid-time off during restaurant closures, inventory waste, and rent and rent related costs for closed restaurants from the day that they closed.
Recently, there has been a significant increase in reported COVID-19 cases in certain states, including Florida and Alabama, where we have significant locations. This has resulted in some local governments responding by taking additional measures, including implementing a further reduction of in-restaurant capacity in certain locations. Although this is a developing situation, to this point these capacity reductions have not had a significant impact on our overall sales trends. We continue to monitor and adhere to local restrictions and are maintaining elevated safety measures, including additional sanitation and disinfecting practices and the use of gloves and facial protection for our employees.
The following table summarizes the significant components of the Company’s operating results for the 13- and 39- week periods ended June 27, 2020 and June 29, 2019:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	June 27, 2020	June 29, 2019	$	%	June 27, 2020	June 29, 2019	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$6,907	$43,888	$(36,981)	-84.3%	$82,850	$118,212	$(35,362)	-29.9%
Other revenue	292	919	(627)	-68.2%	1,866	2,455	(589)	-24.0%
Total revenues	7,199	44,807	(37,608)	-83.9%	84,716	120,667	(35,951)	-29.8%
COSTS AND EXPENSES:
Food and beverage cost of sales	1,847	11,714	(9,867)	-84.2%	22,366	31,982	(9,616)	-30.1%
Payroll expenses	3,701	14,864	(11,163)	-75.1%	31,925	41,948	(10,023)	-23.9%
Occupancy expenses	3,004	4,246	(1,242)	-29.3%	12,274	13,058	(784)	-6.0%
Other operating costs and expenses	852	4,840	(3,988)	-82.4%	11,834	15,051	(3,217)	-21.4%
General and administrative expenses	2,437	3,238	(801)	-24.7%	7,888	8,840	(952)	-10.8%
Loss on termination of lease	—	—	—	N/A	364	—	364	100.0%
Loss on closure of Durgin-Park	—	—	—	N/A	—	1,106	(1,106)	-100.0%
Depreciation and amortization	981	1,174	(193)	-16.4%	3,188	3,568	(380)	-10.7%
Total costs and expenses	12,822	40,076	(27,254)	-68.0%	89,839	115,553	(25,714)	-22.3%
OPERATING INCOME (LOSS)	$(5,623)	$4,731	$(10,354)	-218.9%	$(5,123)	$5,114	$(10,237)	-200.2%
Revenues
During the Company’s 13-week period ended June 27, 2020, revenues decreased 83.9% as compared to revenues in the 13-week period ended June 29, 2019. This decrease resulted primarily from the government mandated closure of all of our restaurants in March 2020 and limited re-openings beginning in late May 2020 in connection with the COVID-19 pandemic.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased 84.3% during the third fiscal quarter of 2020 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	June 27, 2020	June 29, 2019	$	%
	(in thousands)
Las Vegas	$1,462	$11,952	$(10,490)	-87.8%
New York	125	11,859	(11,734)	-98.9%
Washington, DC	166	4,282	(4,116)	-96.1%
Atlantic City, NJ	—	1,645	(1,645)	-100.0%
Connecticut	—	476	(476)	-100.0%
Alabama	2,436	4,322	(1,886)	-43.6%
Florida	2,452	7,516	(5,064)	-67.4%
Same-store sales	6,641	42,052	$(35,411)	-84.2%
Other	266	1,836
Food and beverage sales	$6,907	$43,888

A discussion of same-store sales has not been presented for the 13-week period ended June 27, 2020 as it is not meaningful as a result of the government mandated closure of all of our restaurants in March 2020 and limited re-openings beginning in late May 2020 in connection with the COVID-19 pandemic.
Costs and Expenses
Costs and expenses for the 13 and 39 weeks ended June 27, 2020 and June 29, 2019 were as follows (in thousands):

	13 Weeks Ended June 27, 2020	% to Total Revenues	13 Weeks Ended June 29, 2019	% to Total Revenues	Increase (Decrease)		39 Weeks Ended June 27, 2020	% to Total Revenues	39 Weeks Ended June 29, 2019	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$1,847	25.7%	$11,714	26.1%	(9,867)	-84.2%	$22,366	26.4%	$31,982	26.5%	(9,616)	-30.1%
Payroll expenses	3,701	51.4%	14,864	33.2%	(11,163)	-75.1%	31,925	37.7%	41,948	34.8%	(10,023)	-23.9%
Occupancy expenses	3,004	41.7%	4,246	9.5%	(1,242)	-29.3%	12,274	14.5%	13,058	10.8%	(784)	-6.0%
Other operating costs and expenses	852	11.8%	4,840	10.8%	(3,988)	-82.4%	11,834	14.0%	15,051	12.5%	(3,217)	-21.4%
General and administrative expenses	2,437	33.9%	3,238	7.2%	(801)	-24.7%	7,888	9.3%	8,840	7.3%	(952)	-10.8%
Loss on termination of lease	—	—%	—	—%	—	N/A	364	0.4%	—	—%	364	100.0%
Loss on closure of Durgin-Park	—	—%	—	—%	—	N/A	—	—%	1,106	0.9%	(1,106)	-100.0%
Depreciation and amortization	981	13.6%	1,174	2.6%	(193)	-16.4%	3,188	3.8%	3,568	3.0%	(380)	-10.7%
Total costs and expenses	$12,822		$40,076		$(27,254)		$89,839		$115,553		$(25,714)

Food and beverage costs as a percentage of total revenues for the 13 weeks ended June 27, 2020 increased as compared with the same period of last year primarily as a result of inventory write-offs required as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic. Food and beverage costs as a percentage of total revenues for the 39 weeks ended June 27, 2020 decreased as compared with the same period of last year as a result of a better mix of catering versus a la carte business at our larger properties (through the respective closure date) combined with menu price increases partially offset by increases in food costs and inventory write-offs required as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic.

Payroll expenses as a percentage of total revenues for the 13 and 39 weeks ended June 27, 2020 increased as compared with the same periods of last year primarily as a result of retaining key restaurant management personnel at reduced salaries from the respective closure date through the end of the quarter with no or limited corresponding revenues as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic.

Occupancy expenses as a percentage of total revenues for the 13 and 39 weeks ended June 27, 2020 increased as compared with the same periods of last year primarily as a result of accrued rents and having no or limited sales from the respective closure date through the end of the quarter as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic.

Other operating costs and expenses as a percentage of total revenues for the 13 and 39 weeks ended June 27, 2020 as compared to the same period of last year increased primarily as a result of increased professional fees at the restaurant-level.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the 13 and 39 weeks ended June 27, 2020 increased as compared with the same periods of last year primarily as a result of retaining corporate personnel at temporarily reduced salaries from the respective closure date through the end of the quarter with no or limited corresponding revenues as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic.

Depreciation and amortization expense for the 13 and 39 weeks ended June 27, 2020 decreased as compared to the same period of last year primarily as a result of lower charges in the current period as a result of asset impairments in the fourth quarter of 2019 and second quarter of 2020 partially offset by depreciation on improvements placed in service in fiscal 2019.

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

As a result of the CARES Act, the Company is expecting to carry back estimated taxable losses in fiscal year 2020 to previous tax years in which the Company was subject to higher federal corporate income tax rates. The Company accounted for this income tax benefit as part of its estimated annual effective tax rate.

The income tax benefit for the 39-week period ended June 27, 2020 was $(3,213,000). The effective tax rate for the 39-week period ended June 27, 2020 of 52.3% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits and the incremental benefit arising from the ability to carry back the 2020 net operating loss to prior years when the tax rate was 34%.

The income tax provision for the 39-week periods ended June 29, 2019 was $728,000 and includes a discrete tax provision of approximately $304,000 in connection with the settlement of various state and local tax examinations as well as changes in the uncertain tax position liability as a result of lapses in the statute of limitations. The effective tax rate for the 39-week period ended June 29, 2019 of 17.6% differed from the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits, a discrete tax provision in connection with the settlement of various state and local tax examinations offset by changes in the uncertain tax position liability as a result of lapses in the statute of limitations during the interim period ended June 29, 2019.

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
Consistent with many other restaurant and retail store operations, we typically use operating lease arrangements for our restaurants. In recent years we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. As of June 27, 2020, we had a cash and cash equivalents balance of $20,725,000.
Our liquidity may be adversely affected by a number of factors, including a decrease in customer traffic or average check per customer due to changes in economic conditions.
COVID-19 Pandemic
In response to the uncertain market conditions resulting from the COVID-19 pandemic, we have enhanced our liquidity position through the following measures:

•	Fully drew down our Revolving Facility as of June 9, 2020.

•	Entered into a Payment Suspension Agreement with our bank which deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity dates.

•	Although we were in compliance with all of our financial covenants under our Revolving Facility, our lender agreed to relaxed financial covenants through fiscal Q3 2021.

•	Canceled the payment of the $0.25 dividend declared on March 2, 2020.

•	Suspended future dividend payments until such time as the Board deems appropriate to reinstate.

•	Canceled or delayed all non-essential capital expenditures.

•
Suspended the vast majority of lease payments for the months of April, May and June 2020 and through August 2020 for all locations that are still closed and we are currently in negotiations for rent concessions, abatements and deferrals with our landlords to reduce these lease payments. While some landlords have agreed to certain concessions, there can be no assurance that the Company will be successful in obtaining all of the relief it is seeking.

•	Certain Company subsidiaries applied for and received approximately $15.0 million of loans under the Paycheck Protection Program of the CARES Act, which was enacted March 27, 2020.

•	Utilized additional provisions of the CARES Act to obtain tax savings as well as the deferral of our portion of social security taxes to future years.

The Company had a working capital of $5,610,000 at June 27, 2020 as compared with a deficiency of $(4,373,000) at September 28, 2019. This increase resulted primarily from the proceeds of borrowings under the Paycheck Protection Program of $15.0 million offset by the recognition of $6,222,000 of current operating lease liabilities in connection with the adoption of ASC 842 on September 29, 2019. We believe that our existing cash balances combined with measures taken due to COVID-19 pandemic described above, will be sufficient to meet our liquidity and capital spending requirements and finance our operating activities for at least the next 12 months.
Cash Flows for 39 Weeks Ended June 27, 2020 and June 29, 2019
Net cash used in operating activities for the 39 weeks ended June 27, 2020 decreased to ($251,000) as compared to $6,752,000 provided by operations in the same period of last year. This decrease was attributable to the impacts of government mandated closures of our restaurants in March 2020 and changes in net working capital primarily related to accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the 39 weeks ended June 27, 2020 and June 29, 2019 was $(1,986,000) and $(2,575,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants.
Net cash provided by (used in) financing activities for the 39 weeks ended June 27, 2020 and June 29, 2019 of $18,044,000 and $(3,613,000), respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests and in the current period borrowings under our credit facility and the proceeds from PPP Loans.
On November 26, 2019, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock which was paid on January 7, 2020, to shareholders of record at the close of business on December 16, 2019.
On March 13, 2020, the Company announced that, in light of the unprecedented circumstances and rapidly changing situation with respect to COVID-19, as part of an overall plan to preserve cash flow, the Board of Directors determined that it was appropriate for the Company to defer payment of the dividend that was declared on March 2, 2020. Payment of such dividend, which was scheduled for April 6, 2020 to shareholders of record on March 16, 2020, was canceled on July 1, 2020.
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

Upon adoption of ASC 842, the unamortized Hollywood and Tampa balances were reclassified as ROU assets in the net amount of $1,071,000 and are being amortized to lease expense on a straight-line basis over the remaining terms of the respective leases.

The Company is in the process of developing three restaurants in Easton, Ohio in partnership with the landlord of the facility. Included in fixed assets are costs of approximately $500,000 in connection with the project. The Company expects the properties to open in fiscal 2021 and 2022.
Recent Restaurant Dispositions
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it is located, and rising labor costs. As a result, included in the Statements of Operations for the 13 and 39 weeks ended June 29, 2019 are losses on closure in the amounts of $39,000 and $1,106,000, respectively, consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.
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
Other Recent Events

Cancellation of Dividend
As a result of disruption to the Company's operations from the COVID-19 pandemic, on July 1, the Board of Directors unanimously approved the cancellation of the divided that was declared on March 2, 2020.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 27, 2020 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs allege on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint seeks unspecified money damages, together with interest, liquidated damages and attorney fees.  There has been no discovery on the merits of the Complaint and the matter is still in the initial stages of discovery concerning whether the named Plaintiffs are seeking to represent an appropriate class of tipped service workers and if so, whether the named Plaintiffs are appropriate class representatives. The Company's Motion to Dismiss the Complaint was denied on June 27, 2019. The Company believes that the allegations and claims in the Complaint are without merit, and it intends to defend itself vigorously in this litigation. However, the outcomes of legal actions are unpredictable and subject to significant uncertainties, and thus it is inherently difficult to determine the probability or quantification of any loss. Based on information currently available, including the Company’s assessment of the facts underlying the Complaint and advice of counsel, the Company recorded an accrual for this matter and related expenses as of June 27, 2020.
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

Date:	August 11, 2020

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)