Form 10-K
period 2020-10-03
ARK RESTAURANTS CORP
filed 2020-12-22
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 3, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of March 28, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $29,107,890.
At December 18, 2020, there were outstanding 3,502,407 shares of the Registrant’s Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
(1) In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders filed within 120 days of October 3, 2020 or will be included in an amendment to this Form 10-K filed within 120 days of October 3, 2020.

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
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:
•the impacts of the novel coronavirus pandemic on our company, our employees, our customers, our partners, our industry and the economy as a whole;
•the adverse impact of economic conditions on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;
•the adverse impact of civil unrest on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;
•our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
•vulnerability to changes in consumer preferences and economic conditions;
•vulnerability to conditions in the cities in which we operate;
•vulnerability to natural disasters given the geographic concentration and real estate intensive nature of our business;
•our ability to effectively identify and secure appropriate new sites for restaurants;
•changes to food and supply costs, especially for seafood, shellfish, chicken and beef;
•negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
•concerns about food safety and quality and about food-borne illnesses;
•our ability to service our level of indebtedness;

•the impact of any security breaches of confidential customer information in connection with our electronic process of credit and debit card transactions; and
•the impact of any failure of our information technology system or any breach of our network security.

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

From time to time, oral or written forward-looking statements are also included in our reports on Forms 10-K, 10-Q, and 8-K, our Schedule 14A, our press releases and other materials released to the public. Although we believe that at the time made, the expectations reflected in all of these forward-looking statements are and will be reasonable; any or all of the forward-looking statements in this Annual Report on Form 10-K, our reports on Forms 10-Q, and 8-K, our Schedule 14A and any other public statements that are made by us may prove to be incorrect. This may occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this Annual Report on Form 10-K, certain of which are beyond our control, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from forward-looking statements. In light of these and other uncertainties, you should not regard the inclusion of a forward-looking statement in this Annual Report on Form 10-K or other public communications that we might make as a representation by us that our plans and objectives will be achieved, and you should not place undue reliance on such forward-looking statements.
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

Item 1.    Business
COVID-19 Pandemic
On March 11, 2020, in light of the rapid spread of the novel Coronavirus (“COVID-19” or “Coronavirus”), the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly disrupted consumer demand, as well as the Company’s restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, "stay at home" directives, and mandatory closure of all of our locations.
As a result of state and local governments lifting “stay at home” orders and mandatory shut-down requirements from May through August 2020, the Company has reopened all of its properties, with the exception of Thunder Grill in Washington, D.C., at varying levels of limited capacity as allowed by federal, state and local governments.
Due to the impact of the COVID-19 pandemic, during the year ended October 3, 2020, subsequent to reopening after initial shut-downs, the Company has temporarily closed several restaurants, typically for three to seven days. The Coronavirus has caused unprecedented business disruptions, especially in the hospitality industry. Although we have experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted.
As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows, and has a working capital deficiency of $3,234,000 as of October 3, 2020, all of which could negatively impact its ability to meet its obligations over the next 12 months. However, we believe that our existing cash balances, which include the proceeds from Paycheck Protection Program loans (see Note 10 - Notes Payable of the consolidated financial statements) and actions taken by management, set out below and otherwise, will be sufficient to meet our liquidity and capital spending requirements through December 23, 2021.
In response to the business disruption and liquidity concerns caused by the COVID-19 pandemic, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next 12 months:
•While restaurants were closed or continue to be closed, we furloughed all hourly employees and approximately 95% of salaried restaurant management personnel, while enacting salary reductions for all remaining restaurant management personnel.
•As restaurants re-opened, restaurant management salaries were restored to 70% of pre-pandemic amounts. If a location produced sustained cash flow, restaurant management salaries were restored to 100% of pre-pandemic amounts.
•Initially reduced the pay of all corporate and administrative staff by 50% to 75% and senior management salaries by 75% to 95%. As of October 3, 2020, most corporate salaries have been restored to 65% of pre-pandemic levels. In addition, the Board waived its fees for the balance of 2020.
•Entered into a Payment Suspension Agreement with our bank which deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity dates and an agreement to extend the maturity dates of our revolving credit agreement (see Note 10 - Notes Payable of the consolidated financial statements). In addition, the bank agreed to relaxed financial covenants through fiscal Q3 2021.
•Canceled the payment of the $0.25 dividend declared on March 2, 2020.
•Suspended future dividend payments until such time as the Board deems appropriate to reinstate.
•Canceled or delayed all non-essential capital expenditures.
•Suspended the vast majority of lease payments while our restaurants were closed as a result of government mandated shutdowns, and attempted to negotiate rent concessions, abatements and deferrals with these landlords to reduce the lease payments. While some landlords have agreed to concessions, several negotiations are still ongoing as of the date of this filing and we will attempt to obtain further concessions through April 2021 at many of our leased properties. However, there can be no assurance that the Company will be successful in obtaining the relief it is seeking.
•Certain Company subsidiaries applied for and received a total of approximately $15.0 million of loans under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020.

•Utilized additional provisions of the CARES Act to obtain tax savings as well as the deferral of our portion of social security taxes to future years.
Due to the rapid development and fluidity of this situation, management cannot determine the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated financial condition, liquidity, future results of operations, suppliers, industry, and workforce and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The disruption in operations has led the Company to consider the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. In addition, we cannot predict how soon we will be able to reopen any or all of our restaurants at full capacity or whether they will be required to close again in the future, as these decisions will depend primarily on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. If these disruptions continue, the Company expects a continued material negative impact on its consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will be determined, in part, by the longevity and severity of the pandemic.
Overview
We are a New York corporation formed in 1983. As of the fiscal year ended October 3, 2020, we owned and/or operated 20 restaurants and bars, 17 fast food concepts and catering operations through our subsidiaries. Initially our facilities were located only in New York City. As of the fiscal year ended October 3, 2020, five of our restaurant and bar facilities are located in New York City, two are located in Washington, D.C., five are located in Las Vegas, Nevada, three are located in Atlantic City, New Jersey, three are located on the east coast of Florida and two are located on the gulf coast of Alabama.
In addition to the shift from a Manhattan-based operation to a multi-city operation, the nature of the facilities operated by us has shifted from smaller, neighborhood restaurants to larger, destination properties intended to benefit from high patron traffic attributable to the uniqueness of the location and catered events. Most of our properties which have been opened in recent years are of the latter description. As of the fiscal year ended October 3, 2020, these include the operations at the 12 fast food facilities in Tampa, Florida and Hollywood, Florida (2004); the Gallagher’s Steakhouse and Gallagher’s Burger Bar in the Resorts Atlantic City Hotel and Casino in Atlantic City, New Jersey (2005); Yolos at the Planet Hollywood Resort and Casino in Las Vegas, Nevada (2007); Robert at the Museum of Arts & Design at Columbus Circle in Manhattan (2010); Broadway Burger Bar and Grill at the New York-New York Hotel and Casino in Las Vegas, Nevada (2011); Clyde Frazier’s Wine and Dine in Manhattan (2012); Broadway Burger Bar and Grill in the Quarter at the Tropicana Hotel and Casino in Atlantic City, New Jersey (2013); The Rustic Inn in Dania Beach, Florida (2014); Shuckers in Jensen Beach, Florida (2016); two Original Oyster Houses, one in Gulf Shores, Alabama and one in Spanish Fort, Alabama (2017) and JB's on the Beach in Deerfield Beach, Florida (2019).
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

The following table sets forth the restaurant properties we lease, own and operate as of October 3, 2020:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)
Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2032
Bryant Park Grill & Café	Bryant Park New York, New York	1995	25,000	180	(820)	2025
America(4)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2023
Gallagher’s Steakhouse(4)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	5,500	260		2023
Gonzalez y Gonzalez(4)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	2,000	120		2023
Village Eateries (4)(5)	New York-New York Hotel & Casino Las Vegas, Nevada	1997	6,300	400	(*)	2023
Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035
Thunder Grill (6)	Union Station Washington, D.C.	1999	10,000	500		2019
Gallagher’s Steakhouse (7)	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	6,280	196		2020
Gallagher’s Burger Bar (7)	Resorts Atlantic City Hotel and Casino Atlantic City, New Jersey	2005	2,270	114		2020
Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2026
Clyde Frazier’s Wine and Dine	Tenth Avenue (between 37th and 38th Streets) New York, New York	2012	10,000	250		2032
Broadway Burger Bar and Grill	Tropicana Hotel and Casino Atlantic City, New Jersey	2013	6,825	225		2033
The Rustic Inn	Dania Beach, Florida	2014	16,150	575	(75)	Owned
Southwest Porch (8)	Bryant Park New York, New York	2015	2,240	—	(160)	2025
Shuckers	Jensen Beach, Florida	2016	7,310	220	(170)	Owned
The Original Oyster House	Gulf Shores, Alabama	2017	9,230	300		Owned
The Original Oyster House	Spanish Fort, Alabama	2017	10,500	420		Owned
JB's on the Beach	Deerfield Beach, Florida	2019	10,000	365	(100)	2044
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
(7)On November 13, 2020, the Company was advised by the landlord that it would have to vacate Gallagher’s Steakhouse and Gallagher’s Burger Bar at the Resorts Casino Hotel located in Atlantic City, NJ. which were on a month-to-month, no rent lease. The Company expects that the closure of this property will occur on January 4, 2021 and will not result in a material charge to the Company’s operations.
(8)This location is for a kiosk located at Bryant Park, New York, NY and all seating is outdoors.
(*)Represents common area seating.
The following table sets forth our less than wholly-owned properties that are managed by us, which have been consolidated as of October 3, 2020 – see Notes 1 and 2 to the Consolidated Financial Statements:

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
Leases
We are not currently committed to any significant development projects, except for the acquisition of Blue Moon Fish Company discussed below; however, we may take advantage of opportunities we consider to be favorable, when they occur, depending upon the availability of financing and other factors.
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
During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Hollywood, Florida that they were exercising their right to relocate our space, at their sole cost, as contractually agreed to in the original lease. The new facilities were completed on September 16, 2019, on which date we closed our existing location and opened the new facilities. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $5,474,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $918,000 was reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term.
During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Tampa, Florida that they were exercising their right to renovate the front of the house space, at their sole cost, as contractually agreed to in the original lease. In connection with this renovation, we closed our existing facilities on June 2, 2019 and re-opened the renovated facilities on September 28, 2019. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $3,179,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $459,000 was reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term.
On September 29, 2019, upon the adoption of Accounting Standard Codification Topic 842 (“ASC 842”), the unamortized Hollywood and Tampa balances of leasehold improvements and deferred rent in the amounts of $8,269,000 and $7,198,000, respectively, were reclassified as right-of-use assets in the net amount of $1,071,000 and are being amortized to lease expense on a straight-line basis over the remaining terms of the respective leases.
Prior to the COVID-19 pandemic, the Company was in the process of developing three restaurants at a large outdoor mall in Easton, Ohio in partnership with the landlord. In connection therewith, the Company had capitalized costs of approximately $400,000, of which $200,000 was reimbursed by the landlord in October 2020. The Company does not expect this project to continue. Accordingly, the balance of the unreimbursed costs have been expensed to general and administrative expense as of October 3, 2020.
On October 2, 2020, the Company, through a newly formed, wholly-owned subsidiary, entered into an agreement to acquire the assets of Bear Ice, Inc. and File Gumbo Inc., which collectively operate a restaurant and bar named Blue Moon Fish Company located in Lauderdale by the Sea, FL. The transaction closed on December 1, 2020 with the total purchase price being $2,750,000 plus inventory and was paid with cash in the amount of $1,750,000 and a four year note held by the sellers in the amount of $1,000,000 payable monthly with 5% interest. The acquisition will be accounted for as a business combination. Concurrent with the acquisition, the Company assumed the related lease which expires in 2026 and has four, five-year extension options. Rent payments under the lease are approximately $360,000 per year and increase by approximately 15% as each option is exercised.
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
Recent Restaurant Dispositions
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the consolidated statement of operations for the year ended September 28, 2019 are losses on closure in the amount of $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.
On April 2, 2020, the Company advised the landlord of a catering space in New York, NY that we would be terminating the lease. In connection with this notification, the Company recorded a loss of $364,000 during the year ended October 3, 2020 consisting of (i) rent accrued in accordance with the termination provisions of the lease, (ii) the write-off of the unamortized balance of purchased leasehold rights, (iii) the write-off of our security deposit, (iv) the write-off of ROU assets and related lease liabilities, and (v) the write-off of the net book value of fixed assets.
On November 13, 2020, the Company was advised by the landlord that it would have to vacate Gallagher’s Steakhouse and Gallagher’s Burger Bar at the Resorts Casino Hotel located in Atlantic City, NJ. which were on a month-to-month, no rent lease. The closure of this property will occur on January 4, 2020 and will not result in a material charge to the Company’s operations.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan discussed above. The principal and accrued interest related to this note in the amounts of $1,766,000 and $1,713,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at October 3, 2020 and September 28, 2019, respectively.
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
We attempt to negotiate short-term and long-term supply agreements depending on market conditions and expected demand. However, we do not contract for long periods of time for our fresh commodities such as produce, poultry, meat, fish and dairy items and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Independent food service distributors deliver most food and supply items daily to restaurants. The financial impact of the termination of any such supply agreements would not have a material adverse effect on our financial position.
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
Employees
At November 30, 2020, we employed 1,262 persons (including employees at managed facilities), 786 of whom were full-time employees, and 476 of whom were part-time employees; 44 of whom were headquarters personnel, 167 of whom were restaurant management personnel, 449 of whom were kitchen personnel and 440 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may adversely affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.
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
Item 1A. Risk Factors
Not applicable.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our restaurant facilities and our executive offices, with the exception of The Rustic Inn in Dania Beach, Florida, Shuckers in Jensen Beach, Florida and the two Original Oyster House properties in Alabama, are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of October 3, 2020, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Fiscal Year Lease Terms Expire	Number of Facilities

2021-2025	10
2026-2030	5
2031-2035	4
2036-2040	—
2041-2045	1
Our executive, administrative and clerical offices are located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York. Our lease for this office space expires in 2025 and contains two, five-year extension options.
For information concerning our future minimum rental commitments under non-cancelable operating leases, see Note 9 of the Notes to Consolidated Financial Statements for additional information concerning our leases.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint sought unspecified money damages, together with interest, liquidated damages and attorney fees.  On December 14, 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which will be submitted to the New York State Supreme Court for approval, for approximately the amount which was previously accrued.
Item 4.    Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our Common Stock, $.01 par value, is traded on the Nasdaq Capital Market under the symbol “ARKR.”
As of December 18, 2020 there were 30 holders of record of our common stock and approximately an additional 2,141 beneficial owners.
Dividend Policy
On December 3, 2018, March 1, 2019, June 13, 2019, September 9, 2019 and November 26, 2019, our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share.
On March 2, 2020, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock which was to be paid on April 6, 2020, to shareholders of record at the close of business on March 16, 2020.
On March 13, 2020, the Company announced that, in light of the unprecedented circumstances and rapidly changing situation with respect to COVID-19, as part of an overall plan to preserve cash flow, the Board of Directors determined that it was appropriate for the Company to defer payment of the dividend that was declared on March 2, 2020.
On July 1, 2020, the dividend declared on March 2, 2020 was canceled.
The payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements, changes in U.S. taxation and other relevant factors. The Company does not expect to pay quarterly cash dividends for the foreseeable future as a result of the disruption to its operations from the COVID-19 pandemic.
Purchases of Equity Securities by Issuer and Affiliated Purchases
None
Recent Sales of Unregistered Securities
None
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
During the year ended October 3, 2020, options to purchase 266,500 shares of common stock at an exercise price of $21.90 per share were granted to employees, directors of the Company and other service providers. Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and as to the remaining 50% commencing on the fourth anniversary of the date of grant. The grant date fair value of these stock options was $3.35 per share.
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

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at October 3, 2020:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	626,500	$20.41	174,500
Equity compensation plans not approved by shareholders (1)	None	N/A	None
Total	626,500	$20.41	174,500
Of the 626,500 options outstanding on October 3, 2020, 213,125 were held by the Company’s officers and directors.
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
Stock Performance Graph
The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing October 3, 2015 and ending October 3, 2020 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on October 3, 2015 and that all dividends paid by companies included in each index were reinvested.

	Cumulative Total Return
	10/03/15	09/30/16	09/30/17	09/30/18	09/28/19	10/03/20
Ark Restaurants Corp.	$100.00	$102.14	$115.57	$114.89	$105.36	$61.37
NASDAQ Composite	100.00	116.42	144.00	180.24	181.19	255.40
SIC Code 5812 - Eating & Drinking Places	100.00	104.00	121.32	137.34	181.14	188.69

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
As a result of state and local governments lifting “stay at home” orders and mandatory shut-down requirements from May through August 2020, the Company has reopened all of its properties, with the exception of Thunder Grill in Washington, D.C., at varying levels of limited capacity as allowed by federal, state and local governments.
Due to the impact of the COVID-19 pandemic, during the year ended October 3, 2020, subsequent to reopening after initial shut-downs, the Company has temporarily closed several restaurants, typically for three to seven days. The Coronavirus has caused unprecedented business disruptions, especially in the hospitality industry. Although we have experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted.
As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows, which could negatively impact its ability to meet its obligations over the next 12 months. However, we believe that our existing cash balances, which include the proceeds from Paycheck Protection Program loans (see Note 10 - Notes Payable of the consolidated financial statements) and actions taken by management, set out below and otherwise, will be sufficient to meet our liquidity and capital spending requirements through December 23, 2021.
In response to the business disruption and liquidity concerns caused by the COVID-19 pandemic, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next 12 months:
•While restaurants were closed or continue to be closed, we furloughed all hourly employees and approximately 95% of salaried restaurant management personnel, while enacting salary reductions for all remaining restaurant management personnel.
•As restaurants re-opened, restaurant management salaries were restored to 70% of pre-pandemic amounts. If a location produced sustained cash flow, restaurant management salaries were restored to 100% of pre-pandemic amounts.
•Initially reduced the pay of all corporate and administrative staff by 50% to 75% and senior management salaries by 75% to 95%. As of October 3, 2020, most corporate salaries have been restored to 65% of pre-pandemic levels. In addition, the Board waived its fees for the balance of 2020.
•Entered into a Payment Suspension Agreement with our bank which deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity dates and an agreement to extend the maturity dates of our revolving credit facility (see Note 10 - Notes Payable of the consolidated financial statements). In addition, the bank agreed to relaxed financial covenants through fiscal Q3 2021.
•Canceled the payment of the $0.25 dividend declared on March 2, 2020.

•Suspended future dividend payments until such time as the Board deems appropriate to reinstate.
•Canceled or delayed all non-essential capital expenditures.
•Suspended the vast majority of lease payments while our restaurants were closed as a result of government mandated shutdowns, and attempted to negotiate rent concessions, abatements and deferrals with these landlords to reduce the lease payments. While some landlords have agreed to concessions, several negotiations are still ongoing as of the date of this filing and we will attempt to obtain further concessions through April 2021 at many of our leased properties. However, there can be no assurance that the Company will be successful in obtaining the relief it is seeking.
•Certain Company subsidiaries applied for and received a total of approximately $15.0 million of loans under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020.
•Utilized additional provisions of the CARES Act to obtain tax savings as well as the deferral of our portion of social security taxes to future years.
Due to the rapid development and fluidity of this situation, management cannot determine the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated financial condition, liquidity, future results of operations, suppliers, industry, and workforce and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The disruption in operations has led the Company to consider the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. In addition, we cannot predict how soon we will be able to reopen any or all of our restaurants at full capacity or whether they will be required to close again in the future, these decisions will depend primarily on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. If these disruptions continue, the Company expects a continued material negative impact on its consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will be determined, in part, by the longevity and severity of the pandemic.
Overview
As of October 3, 2020, the Company owned and operated 20 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The consolidated statements of operations for the years ended October 3, 2020 and September 28, 2019 include revenues and income (loss) of approximately $7,489,000 and $168,000 and $3,380,000 and ($122,000), respectively, related to JB's on the Beach, which was acquired on May 15, 2019. As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the consolidated statement of operations for the year ended September 28, 2019 are losses on closure in the amounts of $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended October 3, 2020 and September 28, 2019 included 53 and 52 weeks, respectively.
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

Results of Operations
The Company’s operating loss for the year ended October 3, 2020 was $(7,796,000) as compared to operating income of $3,246,000 for the year ended September 28, 2019 which included a loss of $1,106,000 relating to the closure of Durgin-Park located in Boston, MA. This decrease resulted primarily from the government mandated closure of all of our restaurants in March 2020 in connection with the COVID-19 pandemic and a $364,000 loss on the termination of a lease. Although state and local governments have lifted “stay at home” orders and mandatory shut-down requirements at varying levels of limited capacity from May through September 2020 and the Company has reopened all of its properties, with the exception of Thunder Grill in Washington, D.C., our revenues and operating results continue to be well below prior periods.
In addition to the decrease in restaurant revenue from the mandatory closures and operating at varying levels of limited capacity, the Company estimates that it incurred approximately $3,150,000 of costs directly related to COVID-19 during the year ended October 3, 2020 consisting primarily of payments to employees for paid-time off during restaurant closures, inventory waste, and rent and rent related costs for closed restaurants from the day that they closed.

Recently, there has been a significant increase in reported COVID-19 cases in states where we have significant locations. This has resulted in some local governments responding by taking additional measures, including implementing a further reduction of in-restaurant capacity in certain locations. Although this is a developing situation, to this point these capacity reductions have not had a significant impact on our overall sales trends. We continue to monitor and adhere to local restrictions and are maintaining elevated safety measures, including additional sanitation and disinfecting practices and the use of gloves and facial protection for our employees.

Further, we cannot predict how soon we will be able to reopen any or all of our restaurants at full capacity or whether they will be required to close again in the future, as these decisions will depend primarily on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.

The following table summarizes the significant components of the Company’s operating results for the years ended October 3, 2020 and September 28, 2019, respectively:

	Year Ended		Variance
	October 3, 2020	September 28, 2019	$	%
REVENUES:
Food and beverage sales	$104,062	$159,125	$(55,063)	-34.6%
Other revenue	2,428	3,229	(801)	-24.8%
Total revenues	106,490	162,354	(55,864)	-34.4%
COSTS AND EXPENSES:
Food and beverage cost of sales	28,583	43,435	(14,852)	-34.2%
Payroll expenses	40,975	56,675	(15,700)	-27.7%
Occupancy expenses	15,391	17,413	(2,022)	-11.6%
Other operating costs and expenses	14,757	20,378	(5,621)	-27.6%
General and administrative expenses	10,160	12,011	(1,851)	-15.4%
Loss on termination of lease	364	—	364	100.0%
Loss on closure of Durgin-Park	—	1,106	(1,106)	-100.0%
Impairment loss from write-down of long-lived assets	—	2,857	(2,857)	-100.0%
Depreciation and amortization	4,056	5,233	(1,177)	-22.5%
Total costs and expenses	114,286	159,108	(44,822)	-28.2%
OPERATING INCOME (LOSS)	$(7,796)	$3,246	$(11,042)	-340.2%

Revenues
During the year ended October 3, 2020, revenues decreased 34.4% compared to the year ended September 28, 2019. This decrease resulted primarily from the government mandated closure of all of our restaurants in March 2020 and limited re-openings beginning in May 2020 in connection with the COVID-19 pandemic.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store food and beverage sales decreased 37.1% for the year ended October 3, 2020 as compared to the year ended September 28, 2019 as follows:

	Year Ended		Variance
	October 3, 2020	September 28, 2019	$	%
	(in thousands)
Las Vegas	$30,445	$48,787	$(18,342)	-37.6%
New York	18,049	39,324	(21,275)	-54.1%
Washington, D.C.	6,774	13,028	(6,254)	-48.0%
Atlantic City, NJ	3,392	6,954	(3,562)	-51.2%
Connecticut	859	1,980	(1,121)	-56.6%
Alabama	10,813	14,048	(3,235)	-23.0%
Florida	25,446	28,219	(2,773)	-9.8%
Same-store sales	95,778	152,340	$(56,562)	-37.1%
Other	8,284	6,785
Food and beverage sales	$104,062	$159,125

A discussion of same-store sales for the year ended October 3, 2020 is not meaningful as a result of the impact of the government mandated closure of all of our restaurants in March 2020 and limited re-openings beginning in May 2020 in connection with the COVID-19 pandemic. Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period (JB’s on the Beach - $7,489,000 in 2020 and $3,380,000 in 2019), sales related to properties that were closed (Durgin-Park - $1,040,000 in 2019) and other fees.
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
Other Revenues
Included in Other Revenues are purchase service fees which represent commissions earned by a subsidiary of the Company for providing purchasing services to other restaurant groups, as well as license fees, property management fees and other rentals. The decrease in other revenues for the year ended October 3, 2020 as compared to the year ended September 28, 2019 is primarily due to the impact of the COVID-19 pandemic.

Costs and Expenses
Costs and expenses for the years ended October 3, 2020 and September 28, 2019 were as follows (in thousands):

	Year Ended October 3, 2020	% to Total Revenues	Year Ended September 28, 2019	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$28,583	26.8%	$43,435	26.8%	(14,852)	-34.2%
Payroll expenses	40,975	38.5%	56,675	34.9%	(15,700)	-27.7%
Occupancy expenses	15,391	14.5%	17,413	10.7%	(2,022)	-11.6%
Other operating costs and expenses	14,757	13.9%	20,378	12.6%	(5,621)	-27.6%
General and administrative expenses	10,160	9.5%	12,011	7.4%	(1,851)	-15.4%
Loss on termination of lease	364	0.3%	—	—%	364	100.0%
Loss on closure of Durgin-Park	—	—%	1,106	0.7%	(1,106)	-100.0%
Impairment loss from write-down of long-lived assets	—	—%	2,857	1.8%	(2,857)	-100.0%
Depreciation and amortization	4,056	3.8%	5,233	3.2%	(1,177)	-22.5%
Total costs and expenses	$114,286		$159,108		$(44,822)

Food and beverage costs as a percentage of total revenues for the year ended October 3, 2020 were consistent with the same period of last year primarily as a result of a better mix of catering versus a la carte business at our larger properties (through the respective closure dates) combined with menu price increases partially offset by increases in food costs and inventory write-offs required as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic.

Payroll expenses as a percentage of total revenues for the year ended October 3, 2020 increased as compared with the same period of last year primarily as a result of retaining key restaurant management personnel at reduced salaries while restaurants were closed and operating at reduced capacity with no or limited corresponding revenues during the current year as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic.

Occupancy expenses as a percentage of total revenues for the year ended October 3, 2020 increased as compared with the same period of last year primarily as a result of rents being proportionally higher (even after some being reduced or abated by landlords) as compared to having no or limited corresponding revenues during the current year as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic.

Other operating costs and expenses as a percentage of total revenues for the year ended October 3, 2020 increased as compared with the same period of last year primarily as a result of increased professional fees at the restaurant-level.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the year ended October 3, 2020 increased as compared with the same period of last year primarily as a result of retaining corporate personnel at temporarily reduced salaries while restaurants were closed and operating at reduced capacity with no or limited corresponding revenues during the current year as a result of the government mandated closures of all of our restaurants in March 2020 in connection with the COVID-19 pandemic.

Depreciation and amortization expense for the year ended October 3, 2020 decreased as compared with the same period of last year primarily as a result of lower charges in the current period as a result of asset impairments in the fourth quarter of 2019 and second quarter of 2020 partially offset by depreciation on improvements placed in service in fiscal 2020.

Loss on Termination of Lease

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

Loss on closure of Durgin-Park
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the statement of operations for the year ended October 3, 2020 are losses on closure in the amount of $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.

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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law changes including among other things (i) modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes (ii) enhanced recoverability of AMT tax credit carryforwards (iii) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, and (iv) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k).
As a result of the CARES Act, the Company recorded an income tax receivable of $2,673,000 as it is expecting to carryback its current year estimated taxable losses for fiscal year 2020 and recover prior taxes paid. The Company recorded an income tax benefit of $1,022,000 related to the carryback as the Company was subject to higher federal corporate income tax rates in prior periods than the current statutory tax rate of 21%. On November 18, 2020, the IRS issued Revenue Ruling 2020-27 that treats expenses funded by PPP loans as non-deductible for tax purposes if a business reasonably expects that a PPP loan will be forgiven in the future. Based on this Revenue Ruling 2020-27 and the uncertainty related to the PPP loan forgiveness in future periods, as discussed in Note 10 - Notes Payable of the consolidated financial statements, the Company has treated these expenses as deductible in fiscal 2020. The Company will continue to evaluate the impact of this ruling on its consolidated financial statements and may be required to reverse its income tax receivable and related income tax benefits during future interim periods as each Borrower applies for forgiveness.
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

Liquidity and Capital Resources
Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions, acquisitions and large remodeling projects. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and smaller remodeling projects of existing restaurants we own. Consistent with many other restaurant operators, we typically use operating lease arrangements for our restaurants. In recent years we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. As of October 3, 2020, we had a cash and cash equivalents balance of $16,886,000.

Due to the rapid development and fluidity of the COVID -19 pandemic, management cannot determine the ultimate impact that it will have on the Company’s consolidated financial condition, liquidity, future results of operations, suppliers, industry, and workforce and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The disruption in operations has led the Company to consider the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. In addition, we cannot predict how soon we will be able to reopen any or all of our restaurants at full capacity or whether they will be required to close again in the future, as these decisions will depend primarily on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. If these disruptions continue, the Company expects a continued material negative impact on its consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will be determined, in part, by the longevity and severity of the pandemic.

In response to the uncertain market conditions resulting from the COVID-19 pandemic, we have enhanced our liquidity position through the following measures:
•Fully drew down our Revolving Facility as of June 9, 2020.
•Entered into a Payment Suspension Agreement with our bank which deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity dates.
•Although we were in compliance with all of our financial covenants under our Revolving Facility, our lender agreed to relaxed financial covenants through fiscal Q3 2021.
•Canceled the payment of the $0.25 dividend declared on March 2, 2020.
•Suspended future dividend payments until such time as the Board deems appropriate to reinstate.
•Canceled or delayed all non-essential capital expenditures.
•Suspended the vast majority of lease payments while the restaurants were closed by government mandated shutdowns, and attempted to negotiate rent concessions, abatements and deferrals with these landlords to reduce the lease payments. While some landlords have agreed to concessions, several negotiations are still ongoing as of the date of this filing and we will attempt to obtain further concessions through April 2021 at many of our leased properties. However, there can be no assurance that the Company will be successful in obtaining the relief it is seeking.
•Certain Company subsidiaries applied for and received approximately $15.0 million of loans under the Paycheck Protection Program of the CARES Act, which was enacted March 27, 2020.
•Utilized additional provisions of the CARES Act to obtain tax savings as well as the deferral of our portion of social security taxes to future years.
The Company had a working capital deficiency of $(3,234,000) at October 3, 2020 as compared with a deficiency of $(4,373,000) at September 28, 2019. This increase resulted primarily from the proceeds of borrowings under the Paycheck Protection Program of $15.0 million offset by the recognition of $6,117,000 of current operating lease liabilities in connection with the adoption of ASC 842 on September 29, 2019 and the current portion of revolver advances in the amount of $6,300,000. We believe that our existing cash balances combined with measures taken due to COVID-19 pandemic described above, will be sufficient to meet our liquidity and capital spending requirements and finance our operating activities for at least the next 12 months.

Cash Flows for the Years Ended October 3, 2020 and September 28, 2019

Net cash used in operating activities for the year ended October 3, 2020 decreased to ($4,528,000) as compared to $10,615,000 provided by operations for the year ended September 28, 2019. This decrease was attributable a decrease in net income as a result of the impacts of COVID-19 pandemic on our operations and changes in net working capital primarily related to prepaid, refundable and accrued income taxes, prepaid expenses and other current assets, accounts payable and accrued expenses.
Net cash used in investing activities for the years ended October 3, 2020 and September 28, 2019 was $(2,457,000) and $(3,196,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants.
Net cash provided by (used in) financing activities for the years ended October 3, 2020 and September 28, 2019 was $16,694,000 and $(5,254,000), respectively, resulted primarily from the payment of dividends, principal payments on notes payable and distributions to non-controlling interests and in the current period borrowings under our credit facility and the proceeds from PPP Loans.
On December 3, 2018, March 1, 2019, June 13, 2019, September 9, 2019 and November 26, 2019, our Board of Directors declared quarterly cash dividends in the amount of $0.25 per share.
On March 2, 2020, the Board of Directors declared a quarterly dividend of $0.25 per share on the Company’s common stock which was to be paid on April 6, 2020, to shareholders of record at the close of business on March 16, 2020.
On March 13, 2020, the Company announced that, in light of the unprecedented circumstances and rapidly changing situation with respect to COVID-19, as part of an overall plan to preserve cash flow, the Board of Directors determined that it was appropriate for the Company to defer payment of the dividend that was declared on March 2, 2020.
On July 1, 2020, the dividend declared on March 2, 2020 was canceled.
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
During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Hollywood, Florida that they were exercising their right to relocate our space, at their sole cost, as contractually agreed to in the original lease. The new facilities were completed on September 16, 2019, on which date we closed our existing location and opened the new facilities. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $5,474,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $918,000 was reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term.
During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Tampa, Florida that they were exercising their right to renovate the front of the house space, at their sole cost, as contractually agreed to in the original lease. In connection with this renovation, we closed our existing facilities on June 2, 2019 and re-opened the renovated facilities on September 28, 2019. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $3,179,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $459,000 was reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term.
On September 29, 2019, upon adoption of ASC 842, the unamortized Hollywood and Tampa balances of leasehold improvements and deferred rent in the amounts of $8,269,000 and $7,198,000, respectively, were reclassified as ROU assets in the net amount of $1,071,000 and are being amortized to lease expense on a straight-line basis over the remaining terms of the respective leases.

Prior to the COVID-19 pandemic, the Company was in the process of developing three restaurants at a large outdoor mall in Easton, Ohio in partnership with the landlord. In connection therewith, the Company had capitalized costs of approximately $400,000, of which $200,000 was reimbursed by the landlord in October 2020. The Company does not expect this project to continue. Accordingly, the balance of these unreimbursed costs have been expensed to general and administrative expense as of October 3, 2020.
On October 2, 2020, the Company, through a newly formed, wholly-owned subsidiary, entered into an agreement to acquire the assets of Bear Ice, Inc. and File Gumbo Inc., which collectively operate a restaurant and bar named Blue Moon Fish Company located in Lauderdale by the Sea, FL. The transaction closed on December 1, 2020 with the total purchase price being $2,750,000 plus inventory and was paid with cash in the amount of $1,750,000 and a four year note held by the sellers in the amount of $1,000,000 payable monthly with 5% interest. The acquisition will be accounted for as a business combination. Concurrent with the acquisition, the Company assumed the related lease which expires in 2026 and has four, five-year extension options. Rent payments under the lease are approximately $360,000 per year and increase by approximately 15% as each option is exercised.
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
Recent Restaurant Dispositions
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the consolidated statement of operations for the year ended October 3, 2020 are losses on closure in the amount of $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.
On April 2, 2020, the Company advised the landlord of a catering space in New York, NY that we would be terminating the lease. In connection with this notification, the Company recorded a loss of $364,000 at March 28, 2020, consisting of rent accrued in accordance with the termination provisions of the lease, the write-off of the unamortized balance of purchased leasehold rights, our security deposit and the net book value of fixed assets.
On November 13, 2020, the Company was advised by the landlord that it would have to vacate Gallagher’s Steakhouse and Gallagher’s Burger Bar at the Resorts Casino Hotel located in Atlantic City, NJ. which were on a month-to-month, no rent lease. The closure of this property will occur on January 4, 2020 and will not result in a material charge to the Company’s operations.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,766,000 and $1,713,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at October 3, 2020 and September 28, 2019, respectively.
On June 7, 2018, the New Jersey State Legislature voted to legalize sports betting at casinos and racetracks in the state. Pursuant to this legislation NMR opened a sports book in partnership with FanDuel, a leading provider of daily fantasy sports, in June 2018.
Notes Payable – Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which matures on May 31, 2021 (see Note 17 - Subsequent Events of the consolidated financial statements). The Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are payable upon maturity of the Revolving Facility with interest payable monthly at LIBOR plus 3.5%, subject to adjustment based on certain ratios. We expect that the LIBOR rate will be discontinued at some point during 2021 and to work with BHBM to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense. As of October 3, 2020 and September 28, 2019, borrowings of $9,666,000 (of which $6,300,000 are due on July 31, 2021 - see Note 17 - Subsequent Events of the consolidated financial statements) and $3,366,000, respectively, were outstanding under the Revolving Facility and had a weighted average interest rate of 3.0% and 4.9%, respectively.
Borrowings under the Revolving Facility, which include the promissory notes as discussed in Note 10 of the consolidated financial statements in the aggregate amount of $20,581,000, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company. The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. On April 20, 2020, the Company entered into a Payment Suspension Agreement with BHBM which deferred all monthly interest payments through June 1, 2020 and deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity dates. On June 12, 2020, as a result of the impact of the COVID-19 pandemic on our business, BHBM agreed to relaxed financial covenants through fiscal Q3 2021. In September 2020, the Company made principal payments in the amount of $675,000 that were due on June 1, 2020 that had been previously deferred. The Company was in compliance with all of its financial covenants under the Revolving Facility as of October 3, 2020.

Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower intends to use the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans will be met under the current guidelines of the CARES Act. Based on all of these factors, we cannot make any assurance that the Company, or any of the Borrowers, will be eligible for forgiveness of the PPP Loans, in whole or in part. Accordingly, all amounts outstanding under the PPP Loans have been classified as long-term in the consolidated balance sheet as of October 3, 2020.
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
We recognize revenues when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time. We recognized $7,358,000 and $13,817,000 in catering services revenue for the years ended October 3, 2020 and September 28, 2019, respectively. Unearned revenue which is included in accrued expenses and other current liabilities on the consolidated balance sheets as of October 3, 2020 and September 28, 2019 was $4,050,000 and $4,549,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of October 3, 2020 and September 28, 2019, the total liability for gift cards in the amounts of approximately $227,000 and $203,000, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.
Other revenues include purchase service fees which represent commissions earned by a subsidiary of the Company for providing purchasing services to other restaurant groups, as well as license fees, property management fees and other rentals.
Reclassifications
Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The Company eliminated the presentation of restaurant operating income (loss) as a non-GAAP measure from its consolidated statements of operations.
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
Long-Lived Assets
Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. As a result of the underperformance and increased competition at Clyde Frazier's Wine and Dine, we recorded an impairment charge of $2,857,000 in fiscal 2019 related to this property. No impairment charges were warranted at October 3, 2020.
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
As a result, we performed an assessment of the recoverability of our indirect investment in NMR as of October 3, 2020 which involved critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in northern New Jersey which is the most heavily weighted assumption and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.
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
Leases
We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we include operating leases in Operating lease right-of-use assets and Operating lease liabilities in our consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. Our lease terms may include options to extend or terminate the lease.  Options are included when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Amendments or modifications to lease terms are accounted for as variable lease payments. Leases with a lease term of 12 months or less are accounted for using the practical expedient which allows for straight-line rent expense over the remaining term of the lease.
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. The new guidance also requires additional disclosures about leases. The Company adopted the new standard on September 29, 2019 (the first day of fiscal year 2020) using the modified retrospective approach, without restating comparative periods for those lease contracts for which we have taken possession of the property as of September 28, 2019. Accordingly, prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840 (“ASC 840”), the accounting standard then in effect. As part of our adoption we elected the "package of practical expedients", as well as the hindsight practical expedient, permitted under the new guidance, which, among other things, allowed the Company to continue utilizing historical classifications of leases as well as allowing us to combine lease and non-lease components of our real estate leases. We also elected to adopt the short-term lease exception for all leases with terms of 12 months or less and account for them using straight-line rent expense over the remaining life of the lease. As a result of the adoption of this guidance, we recorded ROU assets of $62,330,000 and lease liabilities related to our real estate operating leases of $63,943,000. The adoption of this standard did not materially impact retained earnings or our consolidated statement of operations and had no impact on cash flows.
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
Goodwill and Trademarks
Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated statements of operations.
Such impairment analyses for goodwill requires a comparison of the fair value of the Company’s equity to the carrying amount of goodwill since the Company operates in one segment. At October 3, 2020 and September 28, 2019, we performed qualitative assessments of factors to determine whether further impairment testing of goodwill was required. Based on this assessment, no impairment losses were warranted at October 3, 2020 and September 28, 2019. Qualitative factors considered in this assessment included industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statements of operations.

Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. As of December 29, 2018, the Company recorded an impairment charge of $721,000 related to its Durgin-Park trademark as discussed above. For the years ended October 3, 2020 and September 28, 2019, our impairment analysis did not result in any other charges related to trademarks.
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
Recent Developments
See Note 17 of Notes to Consolidated Financial Statements for a description of recent developments that have occurred subsequent to October 3, 2020.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements are included in this report immediately following Part IV.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of October 3, 2020 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of October 3, 2020. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of October 3, 2020 based upon the criteria set forth in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of October 3, 2020.
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
Changes in Internal Control Over Financial Reporting
As a result of governmental imposed closures of all of our facilities due to the COVID-19 pandemic, we have had to make changes to the operating methods of some of our internal controls. For example, moving from manual sign-offs / in-person meetings to electronic sign-offs and electronic communications such as email and telephonic / or video conference due to out-of-office working arrangements. However, the design of our internal control framework/objectives over financial reporting is unchanged and the Company does not believe that these changes have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy is available free of charge through our Internet website, www.arkrestaurants.com, under the “Investors--Corporate Governance” caption.
Item 11.    Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after October 3, 2020.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after October 3, 2020.
Item 13.    Certain Relationships and Related Transactions
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after October 3, 2020.
Item 14.    Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after October 3, 2020.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets -- at October 3, 2020 and September 28, 2019	F-2

		Consolidated Statements of Operations – years ended October 3, 2020 and September 28, 2019	F-3

		Consolidated Statements of Changes in Equity -- years ended October 3, 2020 and September 28, 2019	F-4

		Consolidated Statements of Cash Flows -- years ended October 3, 2020 and September 28, 2019	F-5

		Notes to Consolidated Financial Statements	F-6

	(2)	Financial Statement Schedules

None.

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Ark Restaurants Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries (the “Company”) as of October 3, 2020 and September 28, 2019, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended October 3, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended October 3, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Jericho, New York
December 22, 2020

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	October 3, 2020	September 28, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $567 at October 3, 2020 and $170 at September 28, 2019 related to VIEs)	$16,886	$7,177
Accounts receivable (includes $162 at October 3, 2020 and $219 at September 28, 2019 related to VIEs)	1,738	2,621
Employee receivables	385	414
Inventories (includes $27 at October 3, 2020 and $41 at September 28, 2019 related to VIEs)	2,553	2,222
Prepaid and refundable income taxes (includes $274 at October 3, 2020 and $254 at September 28, 2019 related to VIEs)	2,870	254
Prepaid expenses and other current assets (includes $13 at October 3, 2020 and $12 at September 28, 2019 related to VIEs)	2,469	1,021
Total current assets	26,901	13,709
FIXED ASSETS - Net (includes $241 at October 3, 2020 and $236 at September 28, 2019 related to VIEs)	37,682	47,781
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,658 at October 3, 2020 related to VIEs)	54,191	—
INTANGIBLE ASSETS - Net	49	303
GOODWILL	15,570	15,570
TRADEMARKS	3,720	3,720
DEFERRED INCOME TAXES	5,897	4,106
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,874	6,821
OTHER ASSETS (includes $82 at October 3, 2020 and September 28, 2019 related to VIEs)	2,432	2,642
TOTAL ASSETS	$153,316	$94,652

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $119 at October 3, 2020 and $65 at September 28, 2019 related to VIEs)	$2,329	$3,549
Accrued expenses and other current liabilities (includes $331 at October 3, 2020 and $440 at September 28, 2019 related to VIEs)	12,688	10,672
Accrued income taxes	—	285
Dividend payable	—	875
Current portion of operating lease liabilities (includes $226 at October 3, 2020 related to VIEs)	6,117	—
Current portion of notes payable	9,001	2,701
Total current liabilities	30,135	18,082
OPERATING LEASE DEFERRED CREDIT (includes $(30) at September 28, 2019 related to VIEs)	—	10,077
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $2,442 at October 3, 2020 related to VIEs)	49,960	—
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs (includes $723 at October 3, 2020 related to VIEs)	36,068	23,786
TOTAL LIABILITIES	116,163	51,945
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,502 shares at October 3, 2020 and 3,499 shares at September 28, 2019	35	35
Additional paid-in capital	13,503	13,277
Retained earnings	22,989	28,552
Total Ark Restaurants Corp. shareholders’ equity	36,527	41,864
NON-CONTROLLING INTERESTS	626	843
TOTAL EQUITY	37,153	42,707
TOTAL LIABILITIES AND EQUITY	$153,316	$94,652
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended
	October 3, 2020	September 28, 2019
REVENUES:
Food and beverage sales	$104,062	$159,125
Other revenue	2,428	3,229
Total revenues	106,490	162,354
COSTS AND EXPENSES:
Food and beverage cost of sales	28,583	43,435
Payroll expenses	40,975	56,675
Occupancy expenses	15,391	17,413
Other operating costs and expenses	14,757	20,378
General and administrative expenses	10,160	12,011
Depreciation and amortization	4,056	5,233
Loss on termination of lease	364	—
Loss on closure of Durgin-Park	—	1,106
Impairment loss from write-down of long-lived assets	—	2,857
Total costs and expenses	114,286	159,108
OPERATING INCOME (LOSS)	(7,796)	3,246
OTHER (INCOME) EXPENSE:
Interest expense	1,421	1,437
Interest income	(126)	(61)
Other income	(88)	—
Total other expense, net	1,207	1,376
INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES	(9,003)	1,870
Benefit for income taxes	(4,385)	(591)
CONSOLIDATED NET INCOME (LOSS)	(4,618)	2,461
Net (income) loss attributable to non-controlling interests	(70)	215
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(4,688)	$2,676

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(1.34)	$0.77
Diluted	$(1.34)	$0.76
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,500	3,479
Diluted	3,500	3,531

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED OCTOBER 3, 2020 AND SEPTEMBER 28, 2019
(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 29, 2018	3,470	$35	$12,897	$29,364	$42,296	$1,440	$43,736
Net income (loss)	—	—	—	2,676	2,676	(215)	2,461
Exercise of stock options	41	—	503	—	503	—	503
Purchase and retirement of treasury shares	(12)	—	(235)	—	(235)	—	(235)
Stock-based compensation	—	—	112	—	112	—	112
Distributions to non-controlling interests	—	—	—	—	—	(382)	(382)
Dividends paid and accrued - $1.00 per share	—	—	—	(3,488)	(3,488)	—	(3,488)
BALANCE - September 28, 2019	3,499	35	13,277	28,552	41,864	843	42,707
Net income (loss)	—	—	—	(4,688)	(4,688)	70	(4,618)
Exercise of stock options	3	—	50	—	50	—	50
Stock-based compensation	—	—	176	—	176	—	176
Distributions to non-controlling interests	—	—	—	—	—	(287)	(287)
Dividends paid - $0.25 per share	—	—	—	(875)	(875)	—	(875)
BALANCE - October 3, 2020	3,502	$35	$13,503	$22,989	$36,527	$626	$37,153
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	October 3, 2020	September 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(4,618)	$2,461
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	176	112
Asset impairment on closure of Durgin-Park	—	1,067
Impairment loss from write-down of long-lived assets	—	2,857
Loss on termination of lease	364	—
Deferred income taxes	(1,791)	(1,118)
Accrued interest on note receivable from NMR	(53)	(61)
Depreciation and amortization	4,056	5,233
Amortization of operating lease assets	584	—
Amortization of deferred financing costs	51	35
Operating lease deferred credit	(197)	(499)
Changes in operating assets and liabilities:
Accounts receivable	883	831
Inventories	(331)	(48)
Prepaid, refundable and accrued income taxes	(2,901)	752
Prepaid expenses and other current assets	(1,448)	513
Other assets	111	35
Accounts payable - trade	(1,220)	(1,475)
Accrued expenses and other current liabilities	1,806	(80)
Net cash provided by (used in) operating activities	(4,528)	10,615
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,486)	(3,419)
Loans and advances made to employees	(97)	(224)
Payments received on employee receivables	126	196
Interest payments received from NMR	—	276
Purchase of JB's on the Beach, net of cash acquired	—	(25)
Net cash used in investing activities	(2,457)	(3,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,701)	(1,608)
Borrowings under credit facility	6,300	650
Repayments of borrowings under credit facility	—	(650)
Proceeds from PPP Loans	14,995	—
Payment of debt financing costs	(63)	(51)
Dividends paid	(1,750)	(3,481)
Proceeds from issuance of stock upon exercise of stock options	50	268
Distributions to non-controlling interests	(137)	(382)
Net cash provided by (used in) financing activities	16,694	(5,254)
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,709	2,165
CASH AND CASH EQUIVALENTS, Beginning of year	7,177	5,012
CASH AND CASH EQUIVALENTS, End of year	$16,886	$7,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,397	$1,420
Income taxes	$219	$732
Non-cash investing activities:
Landlord provided fixed assets	$—	$8,653
Non-cash financing activities:
Note payable in connection with the purchase of JB's on the Beach	$—	$7,000
Refinancing of credit facility borrowings to term notes	$—	$3,200
Accrued dividend	$—	$875
Accrued distributions to non-controlling interests	$150	$—
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of October 3, 2020, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 20 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
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
As a result of state and local governments lifting “stay at home” orders and mandatory shut-down requirements from May through August 2020, the Company has reopened all of its properties, with the exception of Thunder Grill in Washington, D.C., at varying levels of limited capacity as allowed by federal, state and local governments (see Note 17 - Subsequent Events).
Due to the impact of the COVID-19 pandemic, during the year ended October 3, 2020, subsequent to reopening after initial shut-downs, the Company has temporarily closed several restaurants, typically for three to seven days. The Coronavirus has caused unprecedented business disruptions, especially in the hospitality industry. Although we have experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted.
As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows, and has a working capital deficiency of $3,234,000 as of October 3, 2020, all of which could negatively impact its ability to meet its obligations over the next 12 months. However, we believe that our existing cash balances, which include the proceeds from Paycheck Protection Program loans (see Note 10 - Notes Payable) and actions taken by management, set out below and otherwise, will be sufficient to meet our liquidity and capital spending requirements through December 23, 2021.
In response to the business disruption and liquidity concerns caused by the COVID-19 pandemic, the Company has taken the following actions, which management expects will enable it to meet its obligations over the next 12 months:
•While restaurants were closed or continue to be closed, we furloughed all hourly employees and approximately 95% of salaried restaurant management personnel, while enacting salary reductions for all remaining restaurant management personnel.
•As restaurants re-opened, restaurant management salaries were restored to 70% of pre-pandemic amounts. If a location produced sustained cash flow, restaurant management salaries were restored to 100% of pre-pandemic amounts.

•Initially reduced the pay of all corporate and administrative staff by 50% to 75% and senior management salaries by 75% to 95%. As of October 3, 2020, most corporate salaries have been restored to 65% of pre-pandemic levels. In addition, the Board waived its fees for the balance of 2020.
•Entered into a Payment Suspension Agreement with our bank which deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity dates and an agreement to extend the maturity dates of our revolving credit facility (see Note 10 - Notes Payable). In addition, the bank agreed to relaxed financial covenants through fiscal Q3 2021.
•Canceled the payment of the $0.25 dividend declared on March 2, 2020.
•Suspended future dividend payments until such time as the Board deems appropriate to reinstate.
•Canceled or delayed all non-essential capital expenditures.
•Suspended the vast majority of lease payments while our restaurants were closed as a result of government mandated shutdowns, and attempted to negotiate rent concessions, abatements and deferrals with these landlords to reduce the lease payments. While some landlords have agreed to concessions, several negotiations are still ongoing as of the date of this filing and we will attempt to obtain further concessions through April 2021 at many of our leased properties. However, there can be no assurance that the Company will be successful in obtaining the relief it is seeking.
•Certain Company subsidiaries applied for and received a total of approximately $15.0 million of loans under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020.
•Utilized additional provisions of the CARES Act to obtain tax savings as well as the deferral of our portion of social security taxes to future years.
Due to the rapid development and fluidity of this situation, management cannot determine the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated financial condition, liquidity, future results of operations, suppliers, industry, and workforce and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The disruption in operations has led the Company to consider the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. In addition, we cannot predict how soon we will be able to reopen any or all of our restaurants at full capacity or whether they will be required to close again in the future, as these decisions will depend primarily on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. If these disruptions continue, the Company expects a continued material negative impact on its consolidated financial position, future results of operations and liquidity. The extent of such negative impact will be determined, in part, by the longevity and severity of the pandemic.
Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.
Reclassifications — Certain reclassifications of prior period amounts have been made to conform to the current period presentation. The Company eliminated the presentation of restaurant operating income (loss) as a non-GAAP measure from its consolidated statements of operations.
Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal years ended October 3, 2020 and September 28, 2019 included 53 and 52 weeks, respectively.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include projected cash flow, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-

based compensation, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates.
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
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed Federally insured limits. Accounts receivable are primarily comprised of normal business receivables, such as credit card receivables, that are collected in a short period of time and amounts due from the hotel operators where the Company has a location, and are recorded upon satisfaction of the performance obligation. The Company reviews the collectability of its receivables on an ongoing basis, and provides for an allowance when it considers the counterparty unable to meet its obligation. The concentration of credit risk with respect to accounts receivable is generally limited due to the short payment terms extended by the Company and the number of customers comprising the Company’s customer base.
As of October 3, 2020, the Company had accounts receivable balances due from two hotel operators totaling 46% of total accounts receivable. As of September 28, 2019, the Company had accounts receivable balances due from one hotel operator totaling 34% of total accounts receivable.
For the years ended October 3, 2020 and September 28, 2019, the Company made purchases from one vendor that accounted for 11% and 12% of total purchases, respectively.
As of October 3, 2020, all debt outstanding, other than Paycheck Protection Program loans, is with one lender (see Note 10 – Notes Payable).
Inventories — Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, and consist of food and beverages, merchandise for sale and other supplies.
Fixed Assets — Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Estimated lives range from three to seven years for furniture, fixtures and equipment and up to 40 years for buildings and related improvements. Amortization of improvements to leased properties is computed using the straight-line method based upon the initial term of the applicable lease or the estimated useful life of the improvements, whichever is less, and ranges from 5 to 30 years. For leases with renewal periods at the Company’s option, if failure to exercise a renewal option imposes an economic penalty to the Company, management may determine at the inception of the lease that renewal is reasonably assured and include the renewal option period in the determination of appropriate estimated useful lives. Routine expenditures for repairs and maintenance are charged to expense when incurred. Major replacements and improvements are capitalized. Upon retirement or disposition of fixed assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is recognized in the consolidated statements of operations.

The Company includes in construction in progress, improvements to restaurants that are under construction or are undergoing substantial renovations. Once the projects have been completed, the Company begins depreciating and amortizing the assets. Start-up costs incurred during the construction period of restaurants, including rental of premises, training and payroll, are expensed as incurred.
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
Long-Lived and Right-Of-Use Assets — Long-lived assets, such as property and plant and equipment subject to amortization, and right-of-use assets ("ROU assets") are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis.
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
Based on the results of this analysis, the Company recognized an impairment charge of $364,000 related to long-lived assets and ROU assets during the year ended October 3, 2020 (see Note 4 – Recent Restaurant Dispositions). Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Goodwill and Trademarks — Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated statements of operations.

Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price, temporary closure of the Company's restaurants and the challenging environment for the restaurant industry in general, the Company determined that there were indicators of potential impairment of its goodwill and trademarks during the year ended October 3, 2020. As such, the Company performed a qualitative and quantitative assessment for both goodwill and its trademarks and concluded that the fair value of these assets exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or trademarks during the year ended October 3, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

As of December 29, 2018, the Company recorded an impairment charge of $721,000 related to its Durgin-Park trademark (see Note 4 - Recent Restaurant Dispositions). For the years ended October 3, 2020 and September 28, 2019, our impairment analysis did not result in any other charges related to trademarks.

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
Leases — We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we include operating leases in Operating lease right-of-use assets and Operating lease liabilities in our consolidated balance sheet. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. Our lease terms may include options to extend or terminate the lease.  Options are included when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Amendments or modifications to lease terms are accounted for as variable lease payments. Leases with a lease term of 12 months or less are accounted for using the practical expedient which allows for straight-line rent expense over the remaining term of the lease.

Revenue Recognition — The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held). All customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time. The Company recognized $7,358,000 and $13,817,000 in catering services revenue for the years ended October 3, 2020 and September 28, 2019, respectively. Unearned revenue which is included in accrued expenses and other current liabilities on the consolidated balance sheets as of October 3, 2020 and September 28, 2019 was $3,661,000 and $4,549,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of October 3, 2020 and September 28, 2019, the total liability for gift cards in the amounts of approximately $227,000 and $203,000, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.
Other revenues include purchase service fees which represent commissions earned by a subsidiary of the Company for providing services to other restaurant groups, as well as license fees, property management fees and other rentals.
Occupancy Expenses — Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.
Defined Contribution Plan — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended October 3, 2020 and September 28, 2019, the Company did not make any contributions to the Plan.
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
Recently Adopted Accounting Standards — In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. The new guidance also requires additional disclosures about leases. The Company adopted the new standard on September 29, 2019 (the first day of fiscal year 2020) using the modified retrospective approach, without restating comparative periods for those lease contracts for which we have taken possession of the property as of September 28, 2019. Accordingly, prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840 (“ASC 840”), the accounting standard then in effect. As part of our adoption we elected the "package of practical expedients", as well as the hindsight practical expedient, permitted under the new guidance, which, among other things, allowed the Company to continue utilizing historical classifications of leases as well as allowing us to combine lease and non-lease components of our real estate leases. We also elected to adopt the short-term lease exception for all leases with terms of 12 months or less and account for them using straight-line rent expense over the remaining life of the lease. As a result of the adoption of this guidance, we recorded ROU assets of $62,330,000 and lease liabilities related to our real estate operating leases of $63,943,000. The adoption of this standard did not materially impact retained earnings or our consolidated statement of operations and had no impact on cash flows.
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

New Accounting Standards Not Yet Adopted — In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will adopt this guidance in the first quarter of fiscal 2021 does not expect it to have a material impact on our consolidated financial statements.
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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	October 3, 2020	September 28, 2019
	(in thousands)
Cash and cash equivalents	$567	$170
Accounts receivable	162	219
Inventories	27	41
Prepaid and refundable income taxes	274	254
Prepaid expenses and other current assets	13	12
Due from Ark Restaurants Corp. and affiliates (1)	419	392
Fixed assets - net	241	236
Operating lease right-of-use assets - net	2,658	—
Other assets	82	82
Total assets	$4,443	$1,406

Accounts payable - trade	$119	$65
Accrued expenses and other current liabilities	331	440
Current portion of operating lease liabilities	226	—
Operating lease deferred credit	—	(30)
Operating lease liabilities, less current portion	2,442	—
Notes payable, less current portion	723	—
Total liabilities	3,841	475
Equity of variable interest entities	602	931
Total liabilities and equity	$4,443	$1,406
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
The consolidated statements of operations for the year ended October 3, 2020 includes revenues and operating income of approximately $7,489,000 and $169,000, respectively, related to JB's on the Beach. The unaudited pro forma financial information set forth below is based upon the Company's historical consolidated statements of operations for the year ended September 28, 2019 and includes the results of operations for JB's on the Beach for the period prior to acquisition. The unaudited pro forma financial information, which has been adjusted for rent payments under the lease discussed above as well as interest expense of the term loan, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of JB's on the Beach occurred on the dates indicated, nor does it purport to represent the results of operations for future periods (amounts in thousands, except per share amounts).

Year Ended
September 28, 2019
(unaudited)

Total revenues	$170,132
Net income	$3,336
Net income per share - basic	$0.96
Net income per share - diluted	$0.94
Weighted average number of common shares outstanding:
Basic	3,479
Diluted	3,531
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
During 2019, the Company was advised by the landlord of our food court at the Hard Rock Casino and Hotel in Tampa, Florida that they were exercising their right to renovate the front of the house space, at their sole cost, as contractually agreed to in the original lease. In connection with this renovation we closed our existing facilities on June 2, 2019 and re-opened the renovated facilities on October 3, 2020. The Company recorded the value of the renovations made by the landlord, which includes leasehold improvements and furniture, fixtures and equipment, in the amount of $3,179,000 with a corresponding increase in deferred rent. The net book value of the existing leasehold improvements relating to the original location in the amount of $459,000 is being reflected as a reduction of deferred rent on a straight-line basis over the remaining lease term.
On September 29, 2019, upon the adoption of ASC 842, the unamortized Hollywood and Tampa balances of leasehold improvements and deferred rent in the amounts of $8,269,000 and $7,198,000, respectively, were reclassified as ROU assets in the net amount of $1,071,000 and are being amortized to lease expense on a straight-line basis over the remaining terms of the respective leases.
Prior to the COVID-19 pandemic, the Company was in the process of developing three restaurants at a large outdoor mall in Easton, Ohio in partnership with the landlord. In connection therewith, the Company had capitalized costs of approximately $400,000, of which $200,000 was reimbursed by the landlord in October 2020. The Company does not expect this project to continue. Accordingly, the balance of these unreimbursed costs have been expensed to general and administrative expense as of October 3, 2020.
On October 2, 2020, the Company, through a newly formed, wholly-owned subsidiary, entered into an agreement to acquire the assets of Bear Ice, Inc. and File Gumbo Inc., which collectively operate a restaurant and bar named Blue Moon Fish Company located in Lauderdale by the Sea, FL. The transaction closed on December 1, 2020 with the total purchase price being $2,750,000 plus inventory and was paid with cash in the amount of $1,750,000 and a four year note held by the sellers in the amount of $1,000,000 payable monthly with 5% interest. The acquisition will be accounted for as a business combination. Concurrent with the acquisition, the Company assumed the related lease which expires in 2026 and has four, five-year extension options. Rent payments under the lease are approximately $360,000 per year and increase by approximately 15% as each option is exercised.
4. RECENT RESTAURANT DISPOSITIONS
As of December 29, 2018, the Company determined that it would not be able to operate Durgin-Park profitably due to decreased traffic at the Faneuil Hall Marketplace in Boston, MA, where it was located, and rising labor costs. As a result, included in the consolidated statement of operation for the year ended September 28, 2019 are losses on closure in the amount of $1,106,000 consisting of: (i) impairment of trademarks in the amount of $721,000, (ii) accelerated depreciation of fixed assets in the amount of $333,000, and (iii) write-offs of prepaid and other expenses in the amount of $52,000. The restaurant closed on January 12, 2019.
On April 2, 2020, the Company advised the landlord of a catering space in New York, NY that we would be terminating the lease. In connection with this notification, the Company recorded a loss of $364,000 during the year ended October 3, 2020 consisting of (i) rent accrued in accordance with the termination provisions of the lease, (ii) the write-off of the unamortized balance of purchased leasehold rights, (iii) the write-off of our security deposit, (iv) the write-off of ROU assets and related lease liabilities, and (v) the write-off of the net book value of fixed assets.
5. INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and on February 7, 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls, bringing its total investment to $5,108,000 with no change in ownership. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. There are no observable prices for this investment.

Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to the temporary closure of the NMR facility, the Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the year ended October 3, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. Any future changes in the carrying value of our Investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party). As of October 3, 2020 and September 28, 2019, no amounts were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan discussed above. The principal and accrued interest related to this note in the amounts of $1,766,000 and $1,713,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at October 3, 2020 and September 28, 2019, respectively.
6. FIXED ASSETS
Fixed assets consist of the following:

	October 3, 2020	September 28, 2019
	(in thousands)
Land and building	$18,033	$18,029
Leasehold improvements	40,777	53,570
Furniture, fixtures and equipment	39,085	38,207
Construction in progress	1,352	—
	99,247	109,806
Less: accumulated depreciation and amortization	61,565	62,025
Fixed Assets - Net	$37,682	$47,781
Depreciation and amortization expense related to fixed assets for the years ended October 3, 2020 and September 28, 2019 was $3,910,000 and $5,056,000, respectively.
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

7. INTANGIBLE ASSETS, GOODWILL AND TRADEMARKS
Intangible assets consist of the following:

	October 3, 2020	September 28, 2019
	(in thousands)
Purchased leasehold rights (a)	$1,995	$2,395
Noncompete agreements and other	253	253
	2,248	2,648
Less accumulated amortization	2,199	2,345
Intangible Assets - Net	$49	$303
(a)Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.
Amortization expense related to intangible assets for the years ended October 3, 2020 and September 28, 2019 was $146,000, which includes the write-off of the unamortized balance of leasehold rights related to a catering space in New York in the amount of $137,000, and $46,000, respectively. Amortization expense for each of the next five years is expected to be $9,000.
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
The changes in the carrying amount of goodwill and trademarks for the years ended October 3, 2020 and September 28, 2019 are as follows:

	Goodwill	Trademarks
	(in thousands)
Balance as of September 29, 2018	$9,880	$3,331
Acquired during the year	5,690	1,110
Impairment losses	—	(721)
Balance as of September 28, 2019	15,570	3,720
Acquired during the year	—	—
Impairment losses	—	—
Balance as of October 3, 2020	$15,570	$3,720

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	October 3, 2020	September 28, 2019
	(in thousands)
Sales tax payable	$477	$1,141
Accrued wages and payroll related costs	3,302	2,942
Customer advance deposits	3,661	4,549
Accrued occupancy and other operating expenses	5,248	2,040
	$12,688	$10,672

9. LEASES
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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of October 3, 2020. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated statements of operations.
Many of our real estate leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs (“non-lease components”) which are included in occupancy related expenses in the consolidated statements of operations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As there were no explicit rates provided in our leases, we used our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
During the third quarter of 2020, the Company suspended the vast majority of lease payments while its restaurants were closed by government mandated shutdowns as a result of the COVID-19 pandemic. The Company was able to negotiate rent concessions, abatements and deferrals with landlords on many of our operating leases and several negotiations are still ongoing. In July 2020, the FASB issued a clarification to accounting for lease concessions in response to the COVID-19 pandemic to reduce the operational challenges and complexity of lease accounting. The Company used the relief provisions provided by FASB and made an election to account for the lease concessions as if they were part of the original lease agreement. The recognition of rent concessions did not have a material impact on our consolidated financial statements.
The components of lease expense in the consolidated statements of operations are as follows:

October 3, 2020
(in thousands)
Operating lease expense - occupancy expenses (1)	$9,449
Occupancy lease expense - general and administrative expenses	635
Variable lease expense	2,960
Total lease expense	$13,044
____________________
(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related leases:

October 3, 2020
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$9,500
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$62,330

The weighted average remaining lease terms and discount rate as of October 3, 2020 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	10.7 years	5.5%

The annual maturities of our lease liabilities as of October 3, 2020 are as follows:

Fiscal Year Ending	Operating Leases
(in thousands)
October 2, 2021	$9,015
October 1, 2022	9,313
September 30, 2023	7,799
September 28, 2024	7,413
September 27, 2025	6,429
Thereafter	34,163
Total future lease payments	74,132
Less imputed interest	(18,055)
Present value of lease liabilities	$56,077

10. NOTES PAYABLE
Long-term debt consists of the following:

	October 3, 2020	September 28, 2019
	(in thousands)
Promissory Note - Rustic Inn purchase	$3,758	$4,043
Promissory Note - Shuckers purchase	4,335	4,675
Promissory Note - Oyster House purchase	4,109	4,728
Promissory Note - JB's on the Beach purchase	5,750	6,750
Promissory Note - Sequoia renovation	2,629	3,086
Revolving Facility	9,666	3,366
Paycheck Protection Program Loans	14,995	—
	45,242	26,648
Less: Current maturities	(9,001)	(2,701)
Less: Unamortized deferred financing costs	(173)	(161)
Long-term debt	$36,068	$23,786

Notes Payable - Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which matures on May 31, 2021 (see Note 17 - Subsequent Events). The Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are payable upon maturity of the Revolving Facility with interest payable monthly at LIBOR plus 3.5%, subject to adjustment based on certain ratios. We expect that the LIBOR rate will be discontinued at some point during 2021 and to work with BHBM to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not believe that the discontinuation of LIBOR as a reference rate in our debt agreements will have a material adverse effect on our financial position or materially affect our interest expense. As of October 3, 2020 and September 28, 2019, borrowings of $9,666,000 (of which $6,300,000 are due on July 31, 2021 - see Note 17 - Subsequent Events) and $3,366,000, respectively, were outstanding under the Revolving Facility and had a weighted average interest rate of 3.0% and 4.9%, respectively and a spot rate of 2.91% as of October 3, 2020.
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
The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, as defined, maintain a fixed charge coverage ratio of not less than 1.1:1 and minimum annual net income amounts, and contain customary representations, warranties and affirmative covenants. The agreements also contain customary negative covenants, subject to negotiated exceptions, on liens relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. On April 20, 2020, the Company entered into a Payment Suspension Agreement with BHBM which deferred all monthly interest payments through June 1, 2020 and deferred aggregate principal payments of $675,000 due on June 1, 2020 to the respective loan maturity dates. On June 12, 2020, as a result of the impact of the COVID-19 pandemic on our business, BHBM agreed to relaxed financial covenants through fiscal Q3 2021. In September 2020, the Company made principal payments in the amount of $675,000 that were due on June 1, 2020 that had been previously deferred. The Company was in compliance with all of its financial covenants under the Revolving Facility as of October 3, 2020.
Paycheck Protection Program Loans
During the 13 weeks ended June 27, 2020, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020.
The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower intends to use the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans will be met under the current guidelines of the CARES Act. Accordingly, we cannot make any assurance that the Company, or any of the Borrowers, will be eligible for forgiveness of the PPP Loans, in whole or in part. Accordingly, all amounts outstanding under the PPP Loans have been classified as long-term in the consolidated balance sheet as of October 3, 2020.
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
Debt Issue Costs
Debt issuance costs incurred in the amount of $271,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $51,000 and $35,000 is included in interest expense for the years ended October 3, 2020 and September 28, 2019, respectively.

Maturities
As of October 3, 2020, the aggregate amounts of notes payable maturities (excluding borrowings under the Revolving Facility) are as follows:

	BHBM	PPP Loans	Total
2021	$2,701	$—	$2,701
2022	2,701	6,107	8,808
2023	3,526	7,498	11,024
2024	2,229	1,390	3,619
2025	9,424	—	9,424
	$20,581	$14,995	$35,576

11. COMMITMENTS AND CONTINGENCIES
Leases — In connection with one of our leases, the Company obtained and delivered an irrevocable letter of credit in the amount of approximately $238,000 as a security deposit under such lease.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint sought unspecified money damages, together with interest, liquidated damages and attorney fees.  On December 14, 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which will be submitted to the New York State Supreme Court for approval, for approximately the amount which was previously accrued.
12. STOCK OPTIONS
The Company has options outstanding under two stock option plans: the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire ten years after the date of grant.
During the year ended October 3, 2020, options to purchase 266,500 shares of common stock at an exercise price of $21.90 per share were granted to employees, directors of the Company and other service providers. Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and as to the remaining 50% commencing on the fourth anniversary of the date of grant. The grant date fair value of these stock options was $3.35 per share.
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
The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2020 grant include a risk free interest rate of 1.54%, volatility of 30.3%, a dividend yield of 5.2% and an expected life of 10 years. The assumptions used for the 2019 grants include a risk free interest rate of 2.52% - 2.61%, volatility of 30.6%, a dividend yield of 5.1% and an expected life of 10 years.
The following table summarizes stock option activity under all plans:

	2020				2019
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of period	363,500	$19.25	4.7 years		378,500	$18.46
Options:
Granted	266,500	$21.90			34,000	$19.79
Exercised	(3,500)	$14.40			(40,500)	$12.42
Canceled or expired	—				(8,750)	$18.76
Outstanding and expected to vest, end of period	626,500	$20.41	6.1 years	$—	363,500	$19.25	$807,000
Exercisable, end of period	351,750	$19.28	3.5 years	$—	328,500	$19.11	$797,000
Shares available for future grant	174,500				441,000
Compensation cost charged to operations for the years ended October 3, 2020 and September 28, 2019 for share-based compensation programs was approximately $176,000 and $112,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated statements of operations.
As of October 3, 2020, there was approximately $772,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.3 years.
The following table summarizes information about stock options outstanding as of October 3, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)
$14.40	129,000	$14.40	1.7	129,000	$14.40	1.7
$21.90	266,500	$21.90	9.3	—	$21.90	9.3
$22.50	172,000	$22.50	3.7	172,000	$22.50	3.7
$19.61 - $22.30	59,000	$20.69	8.2	50,750	$20.81	8.2
	626,500	$20.41	6.1	351,750	$19.28	3.5
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer, or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.

13. INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law changes including among other things (i) modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes (ii) enhanced recoverability of AMT tax credit carryforwards (iii) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, and (iv) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k).
As a result of the CARES Act, the Company recorded an income tax receivable of $2,673,000 as it is expecting to carryback its current year estimated taxable losses for fiscal year 2020 and recover prior taxes paid. The Company recorded an income tax benefit of $1,022,000 related to the carryback as the Company was subject to higher federal corporate income tax rates in prior periods than the current statutory tax rate of 21%. On November 18, 2020, the IRS issued Revenue Ruling 2020-27 that treats expenses funded by PPP loans as non-deductible for tax purposes if a business reasonably expects that a PPP loan will be forgiven in the future. Based on this Revenue Ruling 2020-27 and the uncertainty related to the PPP loan forgiveness in future periods as discussed in Note 10 - Notes Payable, the Company has treated these expenses as deductible in fiscal 2020. The Company will continue to evaluate the impact of this ruling on its consolidated financial statements and may be required to reverse its income tax receivable and related income tax benefits during future interim periods as each Borrower applies for forgiveness.
The provision for income taxes consists of the following:

	Year Ended
	October 3, 2020	September 28, 2019
	(in thousands)
Current provision (benefit):
Federal	$(2,652)	$260
State and local	58	267
	(2,594)	527
Deferred provision (benefit):
Federal	(780)	(931)
State and local	(1,011)	(187)
	(1,791)	(1,118)
	$(4,385)	$(591)

The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	October 3, 2020	September 28, 2019
	(in thousands)

Provision at Federal statutory rate (21%)	$(1,891)	$393
State and local income taxes, net of tax benefits	(919)	(160)
Tax credits	(542)	(1,029)
Income (loss) attributable to non-controlling interest	(15)	45
Changes in tax rates	(65)	2
Net operating loss carryback Federal rate benefit	(1,022)	—
Change in valuation allowance	21	81
Other	48	77
	$(4,385)	$(591)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 3, 2020	September 28, 2019
	(in thousands)
Deferred tax assets:
State net operating loss carryforwards	$5,427	$4,406
Lease liabilities	10,729	422
Deferred compensation	358	313
Tax credits	1,862	1,253
Partnership investments	346	347
Other	550	—
Deferred tax assets, before valuation allowance	19,272	6,741
Valuation allowance	(413)	(392)
Deferred tax assets, net of valuation allowance	18,859	6,349
Deferred tax liabilities:
Depreciation and amortization	(12,440)	(2,049)
Prepaid expenses	(522)	(194)
Deferred tax liabilities	(12,962)	(2,243)
Net deferred tax assets	$5,897	$4,106

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including forecasts of future earnings and the duration of statutory carryforward periods. The Company recorded a valuation allowance of $413,000 and $392,000 as of October 3, 2020 and September 28, 2019, respectively, attributable to state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis. During the year ended October 3, 2020, the Company’s valuation allowance increased by approximately $81,000 as the Company determined that certain state net operating losses became unrealizable on a more-likely-than-not basis.
As of October 3, 2020, the Company had General Business Credit carryforwards of approximately $1,862,000 which expire through fiscal 2040. In addition, as of October 3, 2020, the Company has New York State net operating loss carryforwards of approximately $27,373,000 and New York City net operating loss carryforwards of approximately $25,873,000 that expire through fiscal 2040.
A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	October 3, 2020	September 28, 2019
	(in thousands)
Balance at beginning of year	$158	$110
Additions based on tax positions taken in current and prior years	19	407
Settlements	—	(205)
Lapse in statute of limitations	—	(109)
Decreases based on tax positions taken in prior years	(75)	(45)
Balance at end of year	$102	$158
The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. For the years ended October 3, 2020 and September 28, 2019, there are no amounts accrued for the payment of interest and penalties. The Company does not expect a significant change to its unrecognized tax benefits within the next 12 months.

The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2017 through 2020 fiscal years remain subject to examination by the Internal Revenue Service and most state and local tax authorities. The Company is currently under examination by the Internal Revenue Service for tax year ended September 2017. The examination is in its preliminary phases.

14. INCOME PER SHARE OF COMMON STOCK
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
A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Year Ended
	October 3, 2020	September 28, 2019
	(in thousands)
Basic	3,500	3,479
Effect of dilutive securities:
Stock options	—	52
Diluted	3,500	3,531

For the year ended October 3, 2020, all options were excluded from diluted earnings per share as their impact would have been anti-dilutive.
For the year ended September 28, 2019, the dilutive effect of options to purchase 208,000 shares of common stock at exercise prices ranging from $20.18 per share to $22.50 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.
15. DIVIDENDS
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
The payment of future dividends is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements and other relevant factors. The Company does not expect to pay quarterly cash dividends for the foreseeable future as a result of the disruption to its operations from the COVID-19 pandemic.
16. RELATED PARTY TRANSACTIONS
Employee receivables totaled approximately $385,000 and $414,000 at October 3, 2020 and September 28, 2019, respectively. Such amounts consist of loans that are payable on demand, bear interest at the minimum statutory rate (0.38% at October 3, 2020 and 1.85% at September 28, 2019), and are net of reserves for collectability.
17. SUBSEQUENT EVENTS
On November 11, 2020, the landlord of the Company’s corporate office agreed to amend the related lease which was to expire on December 31, 2026. Effective January 1, 2021, rents will be reduced by approximately $20,000 a month for three years at which point an independent broker will determine the fair market value of the space. As part of the agreement, the Company agreed to spend approximately $200,000 on improvements to the HVAC systems and other pandemic related changes to the space. Also included in the amendment are two additional five-year options for the space.
On November 13, 2020, the Company was advised by the landlord that it would have to vacate Gallagher’s Steakhouse and Gallagher’s Burger Bar at the Resorts Casino Hotel located in Atlantic City, NJ. which were on a month-to-month, no rent lease. The Company expects that the closure of this property will occur on January 4, 2021 and will not result in a material charge to the Company’s operations.
On November 19, 2020, options to purchase 110,750 shares of common stock at an exercise price of $10.65 per share were granted to employees and directors of the Company. Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and the remaining 50% becoming exercisable on the fourth anniversary of the date of grant. The grant date fair value of these stock options was $2.22 per share.
On December 11, 2020, BHBM extended the maturity date of the Revolving Facility to October 3, 2021. In addition, BHBM extended the maturity dates of two working capital advances in the amounts of $3,000,000 and $3,300,000 from March 9, 2021 and June 8, 2021, respectively, to July 31, 2021. These amounts are expected to be converted to term loans when due, along with the balance of the Revolving Facility of $3,366,000 when due.
On December 11, 2020, New York State Governor Andrew Cuomo announced the shutdown of indoor dining in New York City indefinitely starting on Monday, December 14, 2020. We expect this will have a material adverse impact on our operations in New York, as will a shutdown of the entire City of New York, which is being considered by the Mayor of New York City as well as shut downs in any other cities where we operate.

******

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Date: December 22, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Weinstein	Chairman of the Board and Chief Executive Officer	December 22, 2020
(Michael Weinstein)

/s/ Vincent Pascal	Senior Vice President and Director	December 22, 2020
(Vincent Pascal)

/s/ Anthony J. Sirica	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 22, 2020
(Anthony J. Sirica)

/s/ Marcia Allen	Director	December 22, 2020
(Marcia Allen)

/s/ Steven Shulman	Director	December 22, 2020
(Steven Shulman)

/s/ Paul Gordon	Senior Vice President	December 22, 2020
(Paul Gordon)	and Director

/s/Bruce R. Lewin	Director	December 22, 2020
(Bruce R. Lewin)

/s/ Arthur Stainman	Director	December 22, 2020
(Arthur Stainman)

/s/ Stephen Novick	Director	December 22, 2020
(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

10.4	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

10.5	Securities Purchase Agreement, by and between the Registrant and Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.6	Promissory Note, in the principal amount of $2,125,000, issued by the Company to Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.7	Promissory Note made by the Registrant to Bank Hapoalim B.M., issued as of February 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013.

10.8	Asset Purchase Agreement dated as of November 22, 2013 by and between W and O, Inc. and Ark Rustic Inn LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2013.

10.9	Amended and Restated Promissory Note made by the Company to Bank Hapoalim B.M., issued as of February 24, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.10	Term or Installment Loan Rider to Promissory Note to Bank Hapoalim B.M, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.11	Commercial Contract Agreement and Rider to Commercial Contract Agreement both dated as of August 10, 2015 by and between Ark Shuckers Real Estate LLC and D.C. Holding Company, Inc., incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.12	Restaurant Asset Purchase Agreement dated as of August 10, 2015 by and between Ark Shuckers LLC and Ocean Enterprises, Inc. incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.13	Management Purchase Agreement dated as of August 10, 2015 by and between Ark Island Beach Resort LLC and Island Beach Resort, Inc. incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.14	Credit Agreement (Term Facility) between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.15	Term Promissory Note issued by the Company in favor of Bank Hapoalim B.M. on October 21, 2015 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.16	Credit Agreement (Revolving Facility) and Form of Revolving Promissory Note between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.7 and 10.8 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.17	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Gulf Shores Real Estate, LLC, Ark Oyster House Gulf Shores I, LLC, Original Oyster House, Inc. and Premium Properties, Inc. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.18	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Oyster House Causeway II, LLC, Ark Causeway Real Estate, LLC, Original Oyster House II, Inc. and Gumbo Properties, L.L.C. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.19	ROFR Purchase and Sale Agreement dated as of October 13, 2016 by and between SCFRC-HWG, LLC and Ark Jupiter RI, LLC incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.20	Purchase and Sale Agreement between Ark Jupiter RI, LLC and 1065 A1A, LLC, incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.21	Second Amendment to Credit Agreement (Revolving Facility) dated as of November 30, 2016, by and between Ark Restaurant Corp. and Bank Hapoalim B.M incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.22	Mortgage and Security Agreement (Alabama) dated as of November 30, 2016, by and between Ark Gulf Shores Real Estate LLC and Ark Causeway Real Estate LLC and Bank Hapoalim B.M incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.23	Amended and Restated Credit Agreement (Revolving Facility) dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.24	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated October 21, 2015 secured by the assets of Ark Shuckers Real Estate LLC.

10.25	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated February 24, 2014 secured by the assets of Ark Rustic Inn Real Estate LLC.

10.26	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Gulf Shores Real Estate LLC.

10.27	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Causeway Real Estate LLC.

10.28	Amended and Restated Credit Agreement (Revolving Facility), dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.29	Asset Purchase Agreement, dated as of February 21, 2019, by and between Ark Restaurants Corp., Beach House, LLC and Boyle Beach House, LLC.

10.30	Promissory Note in the amount of $7,000,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.31	Promissory Note in the amount of $3,200,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32	Section 1350 Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.