Form 10-Q
period 2021-01-02
ARK RESTAURANTS CORP
filed 2021-02-16
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2021
or
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
Yes ☐    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of February 9, 2021, there were 3,521,907 shares of the registrant's common stock outstanding.

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
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:
•the impacts of the novel coronavirus (COVID-19) pandemic on our company, our employees, our customers, our partners, our industry and the economy as a whole;
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
We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-Q, 10-K, 8-K and Schedule 14A.
Unless the context requires otherwise, references to “we,” “us,” “our,” “ARKR” and the “Company” refer specifically to Ark Restaurants Corp., and its subsidiaries, partnerships, variable interest entities and predecessor entities.

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	January 2, 2021	October 3, 2020
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $455 at January 2, 2021 and $567 at October 3, 2020 related to VIEs)	$10,813	$16,886
Accounts receivable (includes $140 at January 2, 2021 and $162 at October 3, 2020 related to VIEs)	2,433	1,738
Employee receivables	387	385
Inventories (includes $27 at January 2, 2021 and October 3, 2020 related to VIEs)	2,373	2,553
Prepaid and refundable income taxes (includes $274 at January 2, 2021 and October 3, 2020 related to VIEs)	4,596	2,870
Prepaid expenses and other current assets (includes $13 at January 2, 2021 and October 3, 2020 related to VIEs)	2,284	2,469
Total current assets	22,886	26,901
FIXED ASSETS - Net (includes $236 at January 2, 2021 and $241 at October 3, 2020 related to VIEs)	37,337	37,682
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,594 at January 2, 2021 and $2,658 at October 3, 2020 related to VIEs)	59,876	54,191
INTANGIBLE ASSETS - Net	427	49
GOODWILL	17,440	15,570
TRADEMARKS	4,220	3,720
DEFERRED INCOME TAXES	7,094	5,897
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,888	6,874
OTHER ASSETS (includes $82 at January 2, 2021 and October 3, 2020 related to VIEs)	2,582	2,432
TOTAL ASSETS	$158,750	$153,316

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $80 at January 2, 2021 and $119 at October 3, 2020 related to VIEs)	$2,476	$2,329
Accrued expenses and other current liabilities (includes $259 at January 2, 2021 and $331 at October 3, 2020 related to VIEs)	12,060	12,688
Current portion of operating lease liabilities (includes $232 at January 2, 2021 and $226 at October 3, 2020 related to VIEs)	5,851	6,117
Current portion of notes payable (includes $52 at January 2, 2021 related to VIEs)	4,059	9,001
Total current liabilities	24,446	30,135
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $2,382 at January 2, 2021 and $2,442 at October 3, 2020 related to VIEs)	56,512	49,960
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs (includes $671 at January 2, 2021 and $723 at October 3, 2020 related to VIEs)	41,350	36,068
TOTAL LIABILITIES	122,308	116,163
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,502 shares at January 2, 2021 and October 3, 2020	35	35
Additional paid-in capital	13,563	13,503
Retained earnings	22,226	22,989
Total Ark Restaurants Corp. shareholders’ equity	35,824	36,527
NON-CONTROLLING INTERESTS	618	626
TOTAL EQUITY	36,442	37,153
TOTAL LIABILITIES AND EQUITY	$158,750	$153,316

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	January 2, 2021	December 28, 2019
REVENUES:
Food and beverage sales	$19,889	$42,829
Other revenue	410	685
Total revenues	20,299	43,514

COSTS AND EXPENSES:
Food and beverage cost of sales	5,943	10,940
Payroll expenses	8,651	15,122
Occupancy expenses	3,473	5,439
Other operating costs and expenses	2,811	5,328
General and administrative expenses	1,787	3,054
Depreciation and amortization	941	1,195
Total costs and expenses	23,606	41,078
OPERATING INCOME (LOSS)	(3,307)	2,436
INTEREST (INCOME) EXPENSE:
Interest expense	324	459
Interest income	(13)	(13)
Total interest expense, net	311	446
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(3,618)	1,990
Provision (benefit) for income taxes	(2,919)	319
CONSOLIDATED NET INCOME (LOSS)	(699)	1,671
Net income attributable to non-controlling interests	(64)	(158)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(763)	$1,513

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(0.22)	$0.43
Diluted	$(0.22)	$0.43

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,502	3,499
Diluted	3,502	3,541
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended January 2, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - October 3, 2020	3,502	$35	$13,503	$22,989	$36,527	$626	$37,153

Net income (loss)	—	—	—	(763)	(763)	64	(699)
Stock-based compensation	—	—	60	—	60	—	60
Distributions to non-controlling interests	—	—	—	—	—	(72)	(72)

Balance - January 2, 2021	3,502	$35	$13,563	$22,226	$35,824	$618	$36,442

For the 13 weeks ended December 28, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2019	3,499	$35	$13,277	$28,552	$41,864	$843	$42,707

Net income	—	—	—	1,513	1,513	158	1,671
Stock-based compensation	—	—	12	—	12	—	12
Distributions to non-controlling interests	—	—	—	—	—	(72)	(72)
Dividends accrued - $0.25 per share	—	—	—	(875)	(875)	—	(875)

BALANCE - December 28, 2019	3,499	$35	$13,289	$29,190	$42,514	$929	$43,443
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	13 Weeks Ended
	January 2, 2021	December 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(699)	$1,671
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	60	12
Deferred income taxes	(1,197)	125
Accrued interest on note receivable from NMR	(14)	(13)
Depreciation and amortization	941	1,195
Amortization of operating lease assets	601	—
Amortization of deferred financing costs	15	10
Operating lease deferred credit	—	(98)
Changes in operating assets and liabilities:
Accounts receivable	(695)	214
Inventories	219	(1,025)
Prepaid, refundable and accrued income taxes	(1,726)	186
Prepaid expenses and other current assets	185	315
Other assets	(120)	2
Accounts payable - trade	147	769
Accrued expenses and other current liabilities	(702)	(911)
Net cash provided by (used in) operating activities	(2,985)	2,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(594)	(777)
Loans and advances made to employees	(18)	(68)
Payments received on employee receivables	16	49
Purchase of Blue Moon Fish Company, net of cash acquired	(1,817)	—
Net cash used in investing activities	(2,413)	(796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(675)	(675)
Dividends paid	—	(875)
Distributions to non-controlling interests	—	(72)
Net cash used in financing activities	(675)	(1,622)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,073)	34
CASH AND CASH EQUIVALENTS, Beginning of period	16,886	7,177
CASH AND CASH EQUIVALENTS, End of period	$10,813	$7,211

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$175	$379
Income taxes	$5	$8
Non-cash financing activities:
Note payable in connection with the purchase of Blue Moon Fish Company	$1,000	$—
Accrued dividend	$—	$875
Accrued distributions to non-controlling interests	$72	$—
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS January 2, 2021 (Unaudited)
1.    BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
The consolidated condensed balance sheet as of October 3, 2020, which has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended October 3, 2020 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Article 10 of Regulation S-X. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.
COVID-19 PANDEMIC — On March 11, 2020, in light of the rapid spread of the novel Coronavirus (“COVID-19” or "Coronavirus"), the World Health Organization declared the COVID-19 outbreak to be a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has significantly disrupted consumer demand, as well as the Company’s restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, “stay at home” directives, and mandatory closure of all of our locations.

As a result of state and local governments lifting “stay at home” orders and mandatory shut-down requirements from May through August 2020, the Company had reopened all of its properties, with the exception of Thunder Grill in Washington, D.C. (see Note 4 – Recent Restaurant Dispositions), at varying levels of limited capacity as allowed by federal, state and local governments. However, indoor dining in New York City was again shut down indefinitely starting on December 14, 2020 (see Note 14 - Subsequent Events) and Washington, D.C. and Las Vegas rolled back indoor dining from 50% to 25% of capacity in mid-December as well. In addition to government mandated shut-downs and capacity restrictions, the Company temporarily closed several restaurants, typically for three to ten days due to a high rate of positive COVD-19 tests of our employees. These closures and capacity rollbacks have had and will continue to have a material adverse impact on our operations. The pandemic has caused and continues to cause unprecedented business disruptions, especially in the hospitality industry. Although we have experienced some recovery from the initial impact of COVID-19 in our Florida and Alabama locations, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted.
As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows, and has a working capital deficiency of $(1,560,000) as of January 2, 2021, all of which could negatively impact its ability to meet its obligations over the next 12 months. However, we believe that our existing cash balances, which include the proceeds from Paycheck Protection Program loans (see Note 8 - Notes Payable) and actions taken by management, set out below and otherwise, will be sufficient to meet our liquidity and capital spending requirements through February 17, 2022.
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
•Initially reduced the pay of all corporate and administrative staff by 50% to 75% and senior management salaries by 75% to 95%. As of January 2, 2021, corporate salaries continue to be at 50-65% of pre-pandemic levels. In addition, members of the Board waived their director fees through December 31, 2020.

•Extended the maturity date of all outstanding revolver borrowings under our credit agreement in the amount of $9,666,000 to February 17, 2022. In addition, the bank agreed to modified financial covenants through fiscal Q2 2022 (see Note 8 - Notes Payable).
•Canceled the payment of the $0.25 dividend declared on March 2, 2020.
•Suspended future dividend payments until such time as the Board deems appropriate to reinstate.
•Canceled or delayed all non-essential capital expenditures.
•Suspended the vast majority of lease payments while our restaurants were closed as a result of government mandated shutdowns, and attempted to negotiate rent concessions, abatements and deferrals with these landlords to reduce the lease payments. While some landlords have agreed to concessions, several negotiations are still ongoing as of the date of this filing and we will attempt to obtain further concessions at many of our leased properties. However, there can be no assurance that the Company will be successful in obtaining the relief it is seeking.
•Certain Company subsidiaries applied for and received a total of approximately $15.0 million of loans under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020.
•Utilized additional provisions of the CARES Act to obtain tax savings, file carryback claims and defer a portion of our social security taxes to future years (see Note 11 - Income Taxes).
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include projected cash flow, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 weeks ended January 2, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the year ending October 2, 2021.
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
As of January 2, 2021, the Company had accounts receivable balances due from two hotel operators totaling 34% of total accounts receivable. As of October 3, 2020, the Company had accounts receivable balances due from two hotel operators totaling 46% of total accounts receivable.
For the 13-week period ended January 2, 2021, the Company made purchases from two vendors that accounted for 24% of total purchases. For the 13-week period ended December 28, 2019, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases.
As of January 2, 2021 and October 3, 2020, all debt outstanding, other than Paycheck Protection Program loans and the note payable to the sellers of the Blue Moon Fish Company, is with one lender (see Note 8 – Notes Payable).
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
Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price, temporary closure of the Company's restaurants and the challenging environment for the restaurant industry in general, the Company determined that there were indicators of potential impairment of its goodwill and trademarks during the 13 weeks ended January 2, 2021. As such, the Company performed a qualitative assessment for both goodwill and its trademarks and concluded that the fair value of these assets exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or trademarks during the 13 weeks ended January 2, 2021 and December 28, 2019. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the 13 weeks ended January 2, 2021 and December 28, 2019. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenues when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $137,000 and $5,682,000 in catering services revenue for the 13-week periods ended January 2, 2021 and December 28, 2019, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets as of January 2, 2021 and October 3, 2020, was $3,389,000 and $3,661,000 respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of January 2, 2021 and December 28, 2019, the total liability for gift cards in the amounts of approximately $264,000 and $227,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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
SEGMENT REPORTING — As of January 2, 2021, the Company owned and operated 18 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

RECENTLY ADOPTED ACCOUNTING PRINCIPLES — In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350)—Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for annual reporting periods beginning after December 15, 2019, including any interim impairment tests within those annual periods, with early application permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance in the first quarter of fiscal 2021. Such adoption did not have a material impact on our consolidated condensed financial statements.
NEW ACCOUNTING STANDARDS NOT YET ADOPTED — In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which modifies Topic 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for financial statements issued for annual periods beginning after December 15, 2020, and for the interim periods therein. The Company is currently evaluating the effect of adopting ASU 2019-12 to determine the impact on the Company’s consolidated financial position and results of operations.
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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	January 2, 2021	October 3, 2020
	(in thousands)
Cash and cash equivalents	$455	$567
Accounts receivable	140	162
Inventories	27	27
Prepaid and refundable income taxes	274	274
Prepaid expenses and other current assets	13	13
Due from Ark Restaurants Corp. and affiliates (1)	422	419
Fixed assets - net	236	241
Operating lease right-of-use assets - net	2,594	2,658
Other assets	82	82
Total assets	$4,243	$4,443

Accounts payable - trade	$80	$119
Accrued expenses and other current liabilities	259	331
Current portion of operating lease liabilities	232	226
Current portion of notes payable	52	—
Operating lease liabilities, less current portion	2,382	2,442
Notes payable, less current portion	671	723
Total liabilities	3,676	3,841
Equity of variable interest entities	567	602
Total liabilities and equity	$4,243	$4,443
(1)Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.

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

3.    RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On December 1, 2020, the Company, through a newly formed, wholly-owned subsidiary, acquired the assets of Bear Ice, Inc. and File Gumbo Inc., which collectively operated a restaurant and bar named Blue Moon Fish Company located in Lauderdale by the Sea, FL. The total purchase price of $2,820,000, as set out below, was paid with cash in the amount of $1,820,000 and a four-year note held by the sellers in the amount of $1,000,000 payable monthly with 5% interest. The acquisition was accounted for as a business combination. Concurrent with the acquisition, the Company assumed the related lease which expires in 2026 and has four, five-year extension options. Rent payments under the lease are approximately $360,000 per year and increase by approximately 15% as each option is exercised.
The Company is in the process of determining the acquisition date fair values of the assets and liabilities acquired and has recorded preliminary estimates as of the acquisition date. As the Company completes this process and additional information becomes known concerning the acquired assets and assumed liabilities, management may make adjustments to the fair value of the amounts recorded in the opening balance sheet of Blue Moon Fish Company during the measurement period, which is no longer than a one-year period following the acquisition date. The determination of the fair values of the acquired assets and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment.
A preliminary allocation of the fair values of the assets acquired, subject to final purchase accounting, is as follows (amounts in thousands):

Cash	$3
Inventory	39
Security deposit	30
Trademarks	500
Non-compete agreement	380
Goodwill	1,870
Liabilities assumed	(2)
$2,820
Goodwill recognized in connection with this transaction represents the residual amount of the purchase price over separately identifiable intangible assets and is expected to be deductible for tax purposes.
The consolidated condensed statements of operations for the 13 weeks ended January 2, 2021 include revenues and income of approximately $478,000 and $7,000, respectively, related to Blue Moon Fish Company. The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated condensed statements of operations for the 13 weeks ended January 2, 2021 and December 28, 2019 and includes the results of operations for Blue Moon Fish Company for the period prior to acquisition. The unaudited pro forma financial information (which is presented in thousands except per share and share data), which has been adjusted for interest expense on the note, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Blue Moon Fish Company occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended	13 Weeks Ended
	January 2, 2021	December 28, 2019
	(unaudited)	(unaudited)

Total revenues	$20,976	$45,050
Net income	$(728)	$1,857
Net income per share - basic	$(0.21)	$0.53
Net income per share - diluted	$(0.21)	$0.52

Basic	3,502	3,499
Diluted	3,502	3,541
4.    RECENT RESTAURANT DISPOSITIONS

On November 13, 2020, the Company was advised by the landlord that it would have to vacate Gallagher’s Steakhouse and Gallagher’s Burger Bar at the Resorts Casino Hotel located in Atlantic City, NJ which were on a month-to-month, no rent lease. The closure of these properties occurred on January 2, 2021 and did not result in a material charge to the Company’s operations.

As of January 2, 2021, the Company determined that, given the current situation, it will not reopen Thunder Grill in Washington, D.C. which has been closed since March 20, 2020. This closure did not result in a material charge to the Company’s operations.

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
Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the temporary closure of the NMR facility, the Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 weeks ended January 2, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR, a related party). As of January 2, 2021 and October 3, 2020, no amounts were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,780,000 and $1,766,000 are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated condensed balance sheets at January 2, 2021 and October 3, 2020, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	January 2, 2021	October 3, 2020
	(In thousands)

Sales tax payable	$404	$477
Accrued wages and payroll related costs	3,348	3,302
Customer advance deposits	3,389	3,661
Accrued occupancy and other operating expenses	4,919	5,248
	$12,060	$12,688

7.    LEASES
Other than locations where we own the underlying property, we lease our restaurant locations as well as our corporate office under various non-cancelable real estate lease agreements that expire on various dates through 2044. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of ASC Topic 842.
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of January 2, 2021. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of operations.
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

The components of lease expense in the consolidated condensed statements of operations are as follows:

	13 Weeks Ended	13 Weeks Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Operating lease expense - occupancy expenses (1)	$2,217	$2,524
Occupancy lease expense - general and administrative expenses	41	157
Variable lease expense	439	1,756
Total lease expense	$2,697	$4,437
_________________________________
(1)    Includes short-term leases, which are immaterial.
Supplemental cash flow information related to leases:

	13 Weeks	13 Weeks Ended
	January 2, 2021	December 28, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$1,965	$3,740
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$8,712	$62,330
The weighted average remaining lease terms and discount rates as of January 2, 2021 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	12.7 years	5.17
The annual maturities of our lease liabilities as of January 2, 2021 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
October 2, 2021	$6,551
October 1, 2022	9,542
September 30, 2023	8,045
September 28, 2024	7,710
September 27, 2025	6,741
Thereafter	46,132
Total future lease commitments	84,721
Less imputed interest	(22,358)
Present value of lease liabilities	$62,363

8.    NOTES PAYABLE
Long-term debt consists of the following:

	January 2, 2021	October 3, 2020
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,687	$3,758
Promissory Note - Shuckers purchase	4,250	4,335
Promissory Note - Oyster House purchase	3,954	4,109
Promissory Note - JB's on the Beach purchase	5,500	5,750
Promissory Note - Sequoia renovation	2,514	2,629
Revolving Facility	9,666	9,666
Promissory Note - Blue Moon Fish Company (see Note 3)	1,000	—
Paycheck Protection Program Loans	14,995	14,995
	45,566	45,242
Less: Current maturities	(4,059)	(9,001)
Less: Unamortized deferred financing costs	(157)	(173)
Long-term debt	$41,350	$36,068
Notes Payable - Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which matures on October 3, 2021. The Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are payable upon maturity of the Revolving Facility with interest payable monthly at LIBOR plus 3.5%, subject to adjustment based on certain ratios. We expect that the LIBOR rate will be discontinued at some point during 2021 and to work with BHBM to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense. As a result of the impacts to our business from the COVID-19 pandemic, on February 15, 2021, BHBM agreed to extend the maturity date of our Revolving Facility including all outstanding borrowings thereunder, in the amount of $9,666,000 (including $6,300,000 which were due on July 31, 2021), to February 17, 2022.
The Revolving Facility also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The Revolving Facility contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. As of January 2, 2021 and October 3, 2020, borrowings of $9,666,000 were outstanding under the Revolving Facility and had a weighted average interest rate of 3.6% and 3.0%, respectively.
Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.
On June 12, 2020 and again on February 15, 2021, as a result of the impact of the COVID-19 pandemic on our business, BHBM agreed to modified financial covenants through fiscal Q2 2022. The Company was in compliance with all of its financial covenants under the Revolving Facility as of January 2, 2021.
In connection with the Refinancing, the Company also amended the principal amounts and payment terms of its outstanding term notes with BHBM as follows:
•Promissory Note – Rustic Inn purchase – The principal amount of $4,400,000, which is secured by a mortgage on the Rustic Inn real estate, is payable in 27 equal quarterly installments of $71,333, commencing on September 1, 2018, with a balloon payment of $2,474,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.

•Promissory Note – Shuckers purchase – The principal amount of $5,100,000, which is secured by a mortgage on the Shuckers real estate, is payable in 27 equal quarterly installments of $85,000, commencing on September 1, 2018, with a balloon payment of $2,805,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.
•Promissory Note – Oyster House purchase – In connection with the Refinancing, this note was amended and restated and separated into two notes. The first note, in the principal amount of $3,300,000, is secured by a mortgage on the Oyster House Gulf Shores real estate, is payable in 19 equal quarterly installments of $117,857, commencing on September 1, 2018, with a balloon payment of $1,060,716 on June 1, 2023 and bears interest at LIBOR plus 3.5% per annum. The second note, in the principal amount of $2,200,000, is secured by a mortgage on the Oyster House Spanish Fort real estate, is payable in 27 equal quarterly installments of $36,667, commencing on September 1, 2018, with a balloon payment of $1,210,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.
•Promissory Note – JB's on the Beach purchase – On May 15, 2019, the Company issued a promissory note under the Revolving Facility to BHBM for $7,000,000 which is payable in 23 equal quarterly installments of $250,000, commencing on September 1, 2019, with a balloon payment of $1,250,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.
•Promissory Note – Sequoia renovation – Also on May 15, 2019, the Company converted $3,200,000 of Revolving Facility borrowings incurred in connection with the Sequoia renovation to a promissory note which is payable in 23 equal quarterly installments of $114,286, commencing on September 1, 2019, with a balloon payment of $571,429 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower intends to use the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the PPP Loans, in whole or in part. Accordingly, based on the above, we have classified $1,109,000 of the PPP Loans as short-term in the consolidated condensed balance sheet as of January 2, 2021.

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
Deferred Financing Costs
Deferred financing costs incurred in the amount of $271,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $15,000 and $10,000 is included in interest expense for the 13 weeks ended January 2, 2021 and December 28, 2019, respectively.

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
During the 13-week period ended January 2, 2021, options to purchase 110,500 shares of common stock at an exercise price of $10.65 per share were granted to employees and directors of the Company (the "2021 Grant").  Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and as to 50% on the fourth anniversary of the date of grant. Such options had an aggregate grant date fair value of $2.22 per share and totaled approximately $246,000.
During the 13-week period ended December 28, 2019, options to purchase 266,500 shares of common stock at an exercise price of $21.90 per share were granted to employees, directors of the Company and other service providers.  Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and as to the remaining 50% commencing on the fourth anniversary of the date of grant. The grant date fair value of these stock options was $3.35 per share.
The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. The assumptions used for the 2021 Grant include a risk free interest rate of 0.86%, volatility of 37.1%, a dividend yield of 3.0% and an expected life of 10 years.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.

A summary of stock option activity is presented below:

	2021
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	626,500	$20.41	6.1 years
Options:
Granted	110,750	$10.65
Exercised	—
Canceled or expired	(17,000)	$21.05
Outstanding and expected to vest, end of period	720,250	$18.89	6.4 years	$1,602,000
Exercisable, end of period	348,750	$19.30	3.4 years	$634,000
Shares available for future grant	63,750

Compensation cost charged to operations for the 13 weeks ended January 2, 2021 and December 28, 2019 for share-based compensation programs was approximately $60,000 and $12,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of January 2, 2021, there was approximately $958,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.7 years.

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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted to provide economic relief to those impacted by the COVID-19 pandemic. In addition to the PPP loans, the CARES Act made various tax law changes including among other things (i) modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 tax years to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes, (ii) enhanced recoverability of AMT tax credit carryforwards, (iii) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, and (iv) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k). On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes.
As a result of the CARES Act and the CAA, the Company carried back taxable losses from fiscal year 2020 and is expected to carryback taxable losses from fiscal 2021 to generate a refund of previously paid income taxes. As a result of these carrybacks, the Company recorded income tax benefits as the taxable losses from fiscal 2020 and fiscal 2021 are being carried back to tax years in which the Company was subject to a higher federal corporate income tax rate. The carryback of taxable losses from fiscal 2021 was recorded as a component of the estimated annual effective tax rate. The adjustment to the fiscal 2020 carryback was recorded as a discrete item.
The income tax benefit for the 13-week period ended January 2, 2021 was $(2,919,000). The effective tax rate for the 13-week period ended January 2, 2021 of 80.67% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, the carryback of fiscal 2021 taxable losses to prior years when the Federal corporate tax rate was 34% and operating income attributable to non-controlling interests that is not taxable to the Company. The effective tax rate also includes a discrete benefit of $(352,000) primarily related to an adjustment of the estimated fiscal year 2020 carryback claim.
The income tax provision for the 13-week period ended December 28, 2019 was $319,000. The effective tax rate for the 13-week period ended December 28, 2019 was 15.2% and differed from the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits and operating income attributable to non-controlling interests that is not taxable to the Company.
The Company’s overall effective tax rate in the future will be affected by factors such as changes in tax law, the utilization of state and local net operating loss carryforwards, the generation of FICA tax credits and the mix of earnings by state taxing jurisdictions as Nevada does not impose a state income tax, as compared to the other major state and local jurisdictions in which the Company has operations. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	13 Weeks Ended
	January 2,	December 28,
	2021	2019
Basic	3,502	3,499
Effect of dilutive securities:
Stock options	—	42
Diluted	3,502	3,541

For the 13-week period ended January 2, 2021, the dilutive effect of all outstanding options were not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13-week period ended December 28, 2019, the dilutive effect of options to purchase 192,000 shares of common stock at an exercise prices ranging from $22.30 per share to $22.50 per share were not included in diluted earnings per share as their impact would be anti-dilutive.

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
14. SUBSEQUENT EVENTS
During January 2021, the Company applied for forgiveness of PPP Loans in the aggregate amount of $4,097,000. Such applications are still in process as of the date of this filing.
On January 26, 2021, the Company exercised its right-of-first refusal to acquire the land, building and parking lot associated with JB’s on the Beach for $11,000,000. The agreement required the Company to fund a $3,000,000 deposit on February 12, 2021 and close by March 22, 2021. In connection with this transaction, the Company contributed it’s rights and interest in its right-of-first-refusal to a new entity whose managing member funded the $3,000,000 deposit and will fund the remaining $8,000,000 of the purchase price at closing. In exchange, the Company will receive an equity interest in any future real estate development of the sites. In addition, all rights and privileges under the current lease will be assigned to this new entity, as landlord and the lease terms will remain unchanged. In the event the transaction does not close, the Company is obligated to reimburse this partner the $3,000,000 deposit plus expenses.
On January 29, 2021, New York State Governor Andrew Cuomo announced that New York City restaurants can seat customers indoors at 25% maximum capacity starting on February 12, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Quarterly Report on Form 10-Q ("Form 10-Q") contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"), which are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different from the statements made herein. All statements other than statements of historical fact are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to any historical or current facts. These statements may include words such as "aim," "anticipate," "believe," "estimate," "expect," "forecast," "future," "intend," "outlook," "potential," "project," "projection," "plan," "seek," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other similar expressions. All forward-looking statements are expressly qualified in their entirety by these cautionary statements.
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended October 3, 2020 and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
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

As a result of state and local governments lifting “stay at home” orders and mandatory shut-down requirements from May through August 2020, the Company had reopened all of its properties, with the exception of Thunder Grill in Washington, D.C., at varying levels of limited capacity as allowed by federal, state and local governments. However, indoor dining in New York City was again shut down indefinitely starting on December 14, 2020 (which was amended on January 29, 2021 to allow indoor dining at 25% maximum capacity starting on February 12, 2021) and Washington, D.C. and Las Vegas rolled back indoor dining from 50% to 25% of capacity in mid-December as well. In addition to government mandated shut-downs and capacity restrictions, the Company temporarily closed several restaurants, typically for three to ten days due to a high rate of positive COVD-19 tests of our employees. These closures and capacity rollbacks have had and will continue to have a material adverse impact on our operations. The pandemic has caused and continues to cause unprecedented business disruptions, especially in the hospitality industry. Although we have experienced some recovery from the initial impact of COVID-19 in our Florida and Alabama locations, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. We continue to monitor and adhere to local restrictions and are maintaining elevated safety measures, including additional sanitation and disinfecting practices and the use of gloves and facial protection for our employees.
As a result of these developments, the Company is experiencing a significant negative impact on its revenues, results of operations and cash flows, and has a working capital deficiency of $(1,560,000) as of January 2, 2021, all of which could negatively impact its ability to meet its obligations over the next 12 months. However, we believe that our existing cash balances, which include the proceeds from Paycheck Protection Program loans and actions taken by management, set out below and otherwise, will be sufficient to meet our liquidity and capital spending requirements through February 17, 2022.
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
•Initially reduced the pay of all corporate and administrative staff by 50% to 75% and senior management salaries by 75% to 95%. As of January 2, 2021, corporate salaries continue to be at 50-65% of pre-pandemic levels. In addition, members of the Board waived their director fees through December 31, 2020.

•Extended the maturity date of all outstanding revolver borrowings under our credit agreement in the amount of $9,666,000 to February 17, 2022. In addition, the bank agreed to modified financial covenants through fiscal Q2 2022.
•Canceled the payment of the $0.25 dividend declared on March 2, 2020.
•Suspended future dividend payments until such time as the Board deems appropriate to reinstate.
•Canceled or delayed all non-essential capital expenditures.
•Suspended the vast majority of lease payments while our restaurants were closed as a result of government mandated shutdowns, and attempted to negotiate rent concessions, abatements and deferrals with these landlords to reduce the lease payments. While some landlords have agreed to concessions, several negotiations are still ongoing as of the date of this filing and we will attempt to obtain further concessions at many of our leased properties. However, there can be no assurance that the Company will be successful in obtaining the relief it is seeking.
•Certain Company subsidiaries applied for and received a total of approximately $15.0 million of loans under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which was enacted March 27, 2020.
•Utilized additional provisions of the CARES Act to obtain tax savings, file carryback claims and defer a portion of our social security taxes to future years.
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
Overview
As of January 2, 2021, the Company owned and operated 18 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The consolidated condensed statements of operations for the 13 weeks ended January 2, 2021 include revenues and income of approximately $478,000 and $7,000, respectively, related to Blue Moon Fish Company, which was acquired on December 1, 2020.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended January 2, 2021 and December 28, 2019 each included 13 weeks.
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

Results of Operations
The Company’s operating loss for the 13 weeks ended January 2, 2021 was $(3,307,000), as compared to operating income of $2,436,000 for the 13 weeks ended December 28, 2019. This decrease resulted primarily from the government mandated closures and/or capacity restrictions (discussed above) at all of our restaurants in the current period in connection with the COVID-19 pandemic.

In addition to the decrease in restaurant revenue from the mandatory closures and operating at varying levels of limited capacity, the Company estimates that it incurred approximately $150,000 of costs directly related to COVID-19 during the 13 weeks ended January 2, 2021 consisting primarily of payments to employees for paid-time off during restaurant closures or while they are out due to illness.
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
The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended January 2, 2021 and December 28, 2019:

	13 Weeks Ended		Variance
	January 2, 2021	December 28, 2019	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$19,889	$42,829	$(22,940)	-53.6%
Other revenue	410	685	(275)	-40.1%
Total revenues	20,299	43,514	(23,215)	-53.4%
COSTS AND EXPENSES:
Food and beverage cost of sales	5,943	10,940	(4,997)	-45.7%
Payroll expenses	8,651	15,122	(6,471)	-42.8%
Occupancy expenses	3,473	5,439	(1,966)	-36.1%
Other operating costs and expenses	2,811	5,328	(2,517)	-47.2%
General and administrative expenses	1,787	3,054	(1,267)	-41.5%
Depreciation and amortization	941	1,195	(254)	-21.3%
Total costs and expenses	23,606	41,078	(17,472)	-42.5%
OPERATING INCOME (LOSS)	$(3,307)	$2,436	$(5,743)	-235.8%

Revenues
During the Company’s 13-week period ended January 2, 2021, revenues decreased 53.4% as compared to revenues in the 13-week period ended December 28, 2019. This decrease resulted primarily from the government mandated closures and/or capacity restrictions at all of our restaurants in the current period in connection with the COVID-19 pandemic.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased 51.9% during the first fiscal quarter of 2021 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	January 2, 2021	December 28, 2019	$	%
	(in thousands)
Las Vegas	$5,819	$12,206	$(6,387)	-52.3%
New York	2,249	11,489	(9,240)	-80.4%
Washington, D.C.	903	2,466	(1,563)	-63.4%
Atlantic City, NJ	594	1,513	(919)	-60.7%
Connecticut	88	410	(322)	-78.5%
Alabama	2,016	2,601	(585)	-22.5%
Florida	7,931	10,053	(2,122)	-21.1%
Same-store sales	19,600	40,738	$(21,138)	-51.9%
Other	289	2,091
Food and beverage sales	$19,889	$42,829
A discussion of same-store sales has not been presented for the 13-week period ended January 2, 2021 as it is not meaningful as a result of the government mandated closures and/or capacity restrictions at all of our restaurants in the current period in connection with the COVID-19 pandemic.
Costs and Expenses
Costs and expenses for the 13 weeks ended January 2, 2021 and December 28, 2019 were as follows (in thousands):

	13 Weeks Ended January 2, 2021	% to Total Revenues	13 Weeks Ended December 28, 2019	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$5,943	29.3%	$10,940	25.1%	$(4,997)	-45.7%
Payroll expenses	8,651	42.6%	15,122	34.8%	(6,471)	-42.8%
Occupancy expenses	3,473	17.1%	5,439	12.5%	(1,966)	-36.1%
Other operating costs and expenses	2,811	13.8%	5,328	12.2%	(2,517)	-47.2%
General and administrative expenses	1,787	8.8%	3,054	7.0%	(1,267)	-41.5%
Depreciation and amortization	941	4.6%	1,195	2.7%	(254)	-21.3%
Total costs and expenses	$23,606		$41,078		$(17,472)

Food and beverage costs as a percentage of total revenues for the 13 weeks ended January 2, 2021 increased as compared with the same period of last year primarily as a result of increases in costs of seafood and other high volume items.

Payroll expenses as a percentage of total revenues for the 13 weeks ended January 2, 2021 increased as compared with the same period of last year primarily as a result of retaining key restaurant management personnel with lower corresponding revenues in the current period as a result of the government mandated closures and/or capacity restrictions at all of our restaurants in connection with the COVID-19 pandemic.

Occupancy expenses as a percentage of total revenues for the 13 weeks ended January 2, 2021 increased as compared with the same period of last year primarily as a result of accrued rents where we have not finalized abatement agreements and lower sales in the current period as a result of the government mandated closures and/or capacity restrictions at all of our restaurants in connection with the COVID-19 pandemic.

Other operating costs and expenses as a percentage of total revenues for the 13 weeks ended January 2, 2021 as compared to the same period of last year increased primarily as a result of the fixed nature of some of the expenses.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 weeks ended January 2, 2021 decreased as compared with the same period of last year primarily as a result of headcount and continued salary reductions of corporate personnel as a result of the impacts on our business from COVID-19 pandemic.

Depreciation and amortization expense for the 13 weeks ended January 2, 2021 decreased as compared to the same period of last year primarily as a result of lower charges in the current period as a result of asset impairments in the first quarter of 2020.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was enacted to provide economic relief to those impacted by the COVID-19 pandemic. In addition to the PPP loans, the CARES Act made various tax law changes including among other things (i) modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 tax years to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes, (ii) enhanced recoverability of AMT tax credit carryforwards, (iii) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest, and (iv) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k). On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes.
As a result of the CARES Act and the CAA, the Company carried back taxable losses from fiscal year 2020 and is expected to carryback taxable losses from fiscal 2021 to generate a refund of previously paid income taxes. As a result of these carrybacks, the Company recorded income tax benefits as the taxable losses from fiscal 2020 and fiscal 2021 are being carried back to tax years in which the Company was subject to a higher federal corporate income tax rate. The carryback of taxable losses from fiscal 2021 was recorded as a component of the estimated annual effective tax rate. The adjustment to the fiscal 2020 carryback was recorded as a discrete item.
The income tax benefit for the 13-week period ended January 2, 2021 was $(2,919,000). The effective tax rate for the 13-week period ended January 2, 2021 of 80.67% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, the carryback of fiscal 2021 taxable losses to prior years when the Federal corporate tax rate was 34% and operating income attributable to non-controlling interests that is not taxable to the Company. The effective tax rate also includes a discrete benefit of $(352,000) primarily related to an adjustment of the estimated fiscal year 2020 carryback claim.
The income tax provision for the 13-week period ended December 28, 2019 was $319,000. The effective tax rate for the 13 week period ended December 28, 2019 was 15.2% and differed from the statutory rate of 21% as a result of the tax benefits related to the generation of FICA tax credits and operating income attributable to non-controlling interests that is not taxable to the Company.
The Company’s overall effective tax rate in the future will be affected by factors such as changes in tax law, the utilization of state and local net operating loss carryforwards, the generation of FICA tax credits and the mix of earnings by state taxing jurisdictions as Nevada does not impose a state income tax, as compared to the other major state and local jurisdictions in which the Company has operations. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.
Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions, acquisitions and large remodeling projects. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and smaller remodeling projects of existing restaurants we own. Consistent with many other restaurant operators, we typically use operating lease arrangements for our restaurants. In recent years we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. As of January 2, 2021, we had a cash and cash equivalents balance of $10,813,000.

The Company had a working capital deficiency of $(1,560,000) at January 3, 2021 as compared with a deficiency of $(3,234,000) at October 3, 2020. This increase resulted primarily from the change in our debt maturities in connection with an amendment to our credit agreement. We believe that our existing cash balances combined with measures taken due to COVID-19 pandemic described above, will be sufficient to meet our liquidity and capital spending requirements and finance our operating activities for at least the next 12 months.

Our liquidity has been adversely affected primarily by decreased customer traffic as a result the government mandated closures and capacity restrictions at all our of restaurants in connection with the COVID-19 pandemic. Due to the rapid development and fluidity of the COVID-19 pandemic, management cannot determine the ultimate impact that it will have on the Company’s consolidated financial condition, liquidity, future results of operations, suppliers, industry, and workforce and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The disruption in operations has led the Company to consider the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. In addition, we cannot predict how soon we will be able to reopen any or all of our restaurants at full capacity or whether they will be required to close again in the future, as these decisions will depend primarily on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. If these disruptions continue, the Company expects a continued material negative impact on its consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will be determined, in part, by the longevity and severity of the pandemic.
In response to the uncertain market conditions resulting from the COVID-19 pandemic, we have enhanced our liquidity position through the following measures:
•Fully drew down our Revolving Facility as of June 9, 2020.
•Extended the maturity date of all outstanding revolver borrowings under our credit agreement in the amount of $9,666,000 to February 17, 2022.
•Although we were in compliance with all of our financial covenants under our Revolving Facility, our lender agreed to modified financial covenants through fiscal Q2 2022.
•Canceled the payment of the $0.25 dividend declared on March 2, 2020.
•Suspended future dividend payments until such time as the Board deems appropriate to reinstate.
•Canceled or delayed all non-essential capital expenditures.
•Suspended the vast majority of lease payments while our restaurants were closed as a result of government mandated shutdowns, and attempted to negotiate rent concessions, abatements and deferrals with these landlords to reduce the lease payments. While some landlords have agreed to concessions, several negotiations are still ongoing as of the date of this filing and we will attempt to obtain further concessions at many of our leased properties. However, there can be no assurance that the Company will be successful in obtaining the relief it is seeking.
•Certain Company subsidiaries applied for and received approximately $15.0 million of loans under the Paycheck Protection Program of the CARES Act, which was enacted March 27, 2020.
•Utilized additional provisions of the CARES Act to obtain tax savings, file carryback claims and defer a portion of our social security taxes to future years.
Cash Flows for 13 Weeks Ended January 2, 2021 and December 28, 2019
Net cash used in operating activities for the 13 weeks ended January 2, 2021 decreased to $(2,985,000) as compared to $2,452,000 provided by operations in the same period of last year. This decrease was attributable to a decrease in net income as a result of the impacts of the COVID-19 pandemic on our operations and changes in net working capital primarily related to accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the 13 weeks ended January 2, 2021 and December 28, 2019 was $(2,413,000) and $(796,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants and, in the current period, the cash portion of the purchase price of the Blue Moon Fish Company acquisition.

Net cash used in financing activities for the 13 weeks ended January 2, 2021 and December 28, 2019 of $(675,000) and $(1,622,000), respectively, resulted primarily from principal payments on notes payable and in the prior period the payment of dividends and distributions to non-controlling interests.
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
Recent Restaurant Expansions and Other Developments

On December 1, 2020, the Company, through a newly formed, wholly-owned subsidiary, acquired the assets of Bear Ice, Inc. and File Gumbo Inc., which collectively operated a restaurant and bar named Blue Moon Fish Company located in Lauderdale by the Sea, FL. The total purchase price of $2,820,000 was paid with cash in the amount of $1,820,000 and a four year note held by the sellers in the amount of $1,000,000 payable monthly with 5% interest. Concurrent with the acquisition, the Company assumed the related lease which expires in 2026 and has four, five-year extension options. Rent payments under the lease are approximately $360,000 per year and increase by approximately 15% as each option is exercised.
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
Recent Restaurant Dispositions
On November 13, 2020, the Company was advised by the landlord that it would have to vacate Gallagher’s Steakhouse and Gallagher’s Burger Bar at the Resorts Casino Hotel located in Atlantic City, NJ which were on a month-to-month, no rent lease. The closure of these properties occurred on January 2, 2021 and did not result in a material charge to the Company’s operations.

As of January 2, 2021, the Company determined that, given the current situation, it will not reopen Thunder Grill in Washington, D.C. which has been closed since March 20, 2020. This closure did not result in a material charge to the Company’s operations.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,780,000 and $1,766,000 are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated condensed balance sheets at January 2, 2021 and October 3, 2020, respectively.
On June 7, 2018, the New Jersey State Legislature voted to legalize sports betting at casinos and racetracks in the state. Pursuant to this legislation NMR opened a sports book in partnership with FanDuel, a leading provider of daily fantasy sports.
Notes Payable – Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which matures on October 3, 2021. The Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. Borrowings under the Revolving Facility are payable upon maturity of the Revolving Facility with interest payable monthly at LIBOR plus 3.5%, subject to adjustment based on certain ratios. We expect that the LIBOR rate will be discontinued at some point during 2021 and to work with BHBM to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense. As a result of the impacts to our business from the COVID-19 pandemic, on February 15, 2021, BHBM agreed to extend the maturity date of our Revolving Facility including all outstanding borrowings thereunder, in the amount of $9,666,000 (including $6,300,000 which were due on July 31, 2021), to February 17, 2022.
Borrowings under the Revolving Facility, which include the promissory notes as discussed in Note 8 of the consolidated financial statements, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company. The Revolving Facility also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The Revolving Facility contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. As of January 2, 2021 and October 3, 2020, borrowings of $9,666,000 were outstanding under the Revolving Facility and had a weighted average interest rate of 3.6% and 3.0%, respectively.
On June 12, 2020 and again on February 15, 2021, as a result of the impact of the COVID-19 pandemic on our business, BHBM agreed to modified financial covenants through fiscal Q2 2022. The Company was in compliance with all of its financial covenants under the Revolving Facility as of January 2, 2021.

Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower intends to use the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the PPP Loans, in whole or in part.
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
Critical Accounting Policies
The preparation of financial statements requires the application of certain accounting policies, which may require the Company to make estimates and assumptions of future events. In the process of preparing its consolidated condensed financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying the Company’s consolidated condensed financial statements include projected cash flows, allowances for potential bad debts on accounts and notes receivable, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and actual results could differ from those estimates. Although management does not believe that any change in those assumptions in the near term would have a material effect on the Company’s consolidated financial position or the results of operations, differences in actual results could be material to the consolidated condensed financial statements.
The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended October 3, 2020. There have been no significant changes to such policies during fiscal 2021 other than those disclosed in Note 1 to the consolidated condensed financial statements.
Recently Adopted and Issued Accounting Standards
See Note 1 to the consolidated condensed financial statements for a description of recent accounting pronouncements, including those adopted in fiscal 2021 and the expected dates of adoption of new accounting standards and the anticipated impact on the consolidated condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of January 2, 2021 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Date:	February 16, 2021

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)