Form 10-Q
period 2021-04-03
ARK RESTAURANTS CORP
filed 2021-05-18
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of May 12, 2021, there were 3,544,407 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	April 3, 2021	October 3, 2020
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $544 at April 3, 2021 and $567 at October 3, 2020 related to VIEs)	$11,398	$16,886
Accounts receivable (includes $158 at April 3, 2021 and $162 at October 3, 2020 related to VIEs)	3,463	1,738
Employee receivables	391	385
Inventories (includes $22 at April 3, 2021 and $27 at October 3, 2020 related to VIEs)	2,150	2,553
Prepaid and refundable income taxes (includes $276 at April 3, 2021 and $274 at October 3, 2020 related to VIEs)	4,571	2,870
Prepaid expenses and other current assets (includes $33 at April 3, 2021 and $13 at October 3, 2020 related to VIEs)	2,127	2,469
Total current assets	24,100	26,901
FIXED ASSETS - Net (includes $227 at April 3, 2021 and $241 at October 3, 2020 related to VIEs)	36,826	37,682
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,470 at April 3, 2021 and $2,658 at October 3, 2020 related to VIEs)	59,313	54,191
INTANGIBLE ASSETS - Net	425	49
GOODWILL	17,440	15,570
TRADEMARKS	4,220	3,720
DEFERRED INCOME TAXES	9,042	5,897
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,901	6,874
OTHER ASSETS (includes $82 at April 3, 2021 and October 3, 2020 related to VIEs)	2,567	2,432
TOTAL ASSETS	$160,834	$153,316

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $94 at April 3, 2021 and $119 at October 3, 2020 related to VIEs)	$3,683	$2,329
Accrued expenses and other current liabilities (includes $248 at April 3, 2021 and $331 at October 3, 2020 related to VIEs)	12,592	12,688
Current portion of operating lease liabilities (includes $237 at April 3, 2021 and $226 at October 3, 2020 related to VIEs)	6,321	6,117
Current portion of notes payable (includes $142 at April 3, 2021 related to VIEs)	5,065	9,001
Total current liabilities	27,661	30,135
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $2,321 at April 3, 2021 and $2,442 at October 3, 2020 related to VIEs)	56,310	49,960
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs (includes $691 at April 3, 2021 and $723 at October 3, 2020 related to VIEs)	35,643	36,068
TOTAL LIABILITIES	119,614	116,163
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,532 shares at April 3, 2021 and 3,502 shares at October 3, 2020	35	35
Additional paid-in capital	14,062	13,503
Retained earnings	26,387	22,989
Total Ark Restaurants Corp. shareholders’ equity	40,484	36,527
NON-CONTROLLING INTERESTS	736	626
TOTAL EQUITY	41,220	37,153
TOTAL LIABILITIES AND EQUITY	$160,834	$153,316

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
REVENUES:
Food and beverage sales	$25,181	$33,114	$45,070	$75,943
Other revenue	586	888	996	1,573
Total revenues	25,767	34,002	46,066	77,516

COSTS AND EXPENSES:
Food and beverage cost of sales	7,764	9,578	13,705	20,518
Payroll expenses	8,391	13,103	17,041	28,224
Occupancy expenses	3,523	3,830	6,997	9,269
Other operating costs and expenses	3,529	5,654	6,339	10,982
General and administrative expenses	3,036	2,397	4,824	5,451
Loss on termination of lease	—	364	—	364
Depreciation and amortization	1,021	1,012	1,963	2,208
Total costs and expenses	27,264	35,938	50,869	77,016
OPERATING INCOME (LOSS)	(1,497)	(1,936)	(4,803)	500
OTHER (INCOME) EXPENSE:
Interest expense	308	303	632	762
Interest income	(13)	(61)	(27)	(74)
Gain on forgiveness of PPP Loans	(4,124)	—	(4,124)	—
Total other (income) expense, net	(3,829)	242	(3,519)	688
INCOME (LOSS) BEFORE BENEFIT FOR INCOME TAXES	2,332	(2,178)	(1,284)	(188)
Benefit for income taxes	(1,921)	(414)	(4,839)	(95)
CONSOLIDATED NET INCOME (LOSS)	4,253	(1,764)	3,555	(93)
Net income attributable to non-controlling interests	(92)	(14)	(157)	(172)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$4,161	$(1,778)	$3,398	$(265)

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$1.19	$(0.51)	$0.97	$(0.08)
Diluted	$1.15	$(0.51)	$0.95	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,511	3,500	3,507	3,499
Diluted	3,627	3,500	3,579	3,499
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended April 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - January 2, 2021	3,502	$35	$13,563	$22,226	$35,824	$618	$36,442

Net income	—	—	—	4,161	4,161	92	4,253
Exercise of stock options	30	—	426	—	426	—	426
Stock-based compensation	—	—	73	—	73	—	73
Distributions to non-controlling interests	—	—	—	—	—	26	26

Balance - April 3, 2021	3,532	$35	$14,062	$26,387	$40,484	$736	$41,220

For the 26 weeks ended April 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 3, 2020	3,502	$35	$13,503	$22,989	$36,527	$626	$37,153

Net income	—	—	—	3,398	3,398	157	3,555
Exercise of stock options	30	—	426	—	426	—	426
Stock-based compensation	—	—	133	—	133	—	133
Distributions to non-controlling interests	—	—	—	—	—	(47)	(47)

BALANCE - April 3, 2021	3,532	$35	$14,062	$26,387	$40,484	$736	$41,220
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended March 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - December 28, 2019	3,499	$35	$13,289	$29,190	$42,514	$929	$43,443

Net income (loss)	—	—	—	(1,778)	(1,778)	14	(1,764)
Exercise of stock options	3	—	50	—	50	—	50
Stock-based compensation	—	—	43	—	43	—	43
Distributions to non-controlling interests	—	—	—	—	—	(66)	(66)
Dividends accrued - $0.25 per share	—	—	—	(876)	(876)	—	(876)

BALANCE - March 28, 2020	3,502	$35	$13,382	$26,536	$39,953	$877	$40,830

For the 26 weeks ended March 28, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2019	3,499	$35	$13,277	$28,552	$41,864	$843	$42,707

Net income (loss)	—	—	—	(265)	(265)	172	(93)
Exercise of stock options	3	—	50	—	50	—	50
Stock-based compensation	—	—	55	—	55	—	55
Distributions to non-controlling interests	—	—	—	—	—	(138)	(138)
Dividends paid and accrued - $0.50 per share	—	—	—	(1,751)	(1,751)	—	(1,751)

BALANCE - March 28, 2020	3,502	$35	$13,382	$26,536	$39,953	$877	$40,830
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	26 Weeks Ended
	April 3, 2021	March 28, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$3,555	$(93)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	133	55
Gain on forgiveness of PPP Loans	(4,124)	—
Loss on termination of lease	—	364
Deferred income taxes	(3,145)	(7)
Accrued interest on note receivable from NMR	(27)	(26)
Depreciation and amortization	1,963	2,208
Amortization of operating lease assets	1,432	186
Amortization of deferred financing costs	33	20
Operating lease deferred credit	—	(197)
Changes in operating assets and liabilities:
Accounts receivable	(1,725)	1,195
Inventories	442	(602)
Prepaid, refundable and accrued income taxes	(1,701)	(280)
Prepaid expenses and other current assets	342	(406)
Other assets	(105)	(15)
Accounts payable - trade	1,354	865
Accrued expenses and other current liabilities	(71)	(1,157)
Net cash provided by (used in) operating activities	(1,644)	2,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,103)	(1,787)
Loans and advances made to employees	(40)	(75)
Payments received on employee receivables	34	93
Purchase of Blue Moon Fish Company, net of cash acquired	(1,817)	—
Net cash used in investing activities	(2,926)	(1,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,408)	(1,350)
Borrowings under credit facility	—	3,000
Proceeds from PPP Loans	111	—
Dividends paid	—	(1,750)
Proceeds from issuance of stock upon exercise of stock options	426	50
Distributions to non-controlling interests	(47)	(138)
Net cash used in financing activities	(918)	(188)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,488)	153
CASH AND CASH EQUIVALENTS, Beginning of period	16,886	7,177
CASH AND CASH EQUIVALENTS, End of period	$11,398	$7,330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$534	$714
Income taxes	$7	$192
Non-cash financing activities:
Note payable in connection with the purchase of Blue Moon Fish Company	$1,000	$—
Accrued dividend	$—	$876
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS April 3, 2021 (Unaudited)
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
COVID-19 PANDEMIC — The Company is subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of all of our restaurants. In the third quarter of fiscal 2020, certain jurisdictions began allowing the reopening of indoor dining at varying capacities. However, restrictions on indoor dining capacity and social distancing protocols continue to change.
As of April 3, 2021, the Company had reopened all of its properties, with the exception of Thunder Grill in Washington, D.C. (see Note 4 – Recent Restaurant Dispositions), at varying levels of capacity as allowed by local, state and federal governments. In addition to government mandated shut-downs and capacity restrictions, during the 26 weeks ended April 3, 2021, the Company temporarily closed several restaurants, typically for three to ten days due to a high rate of positive COVD-19 tests of our employees. These closures, capacity restrictions and social distancing protocols have had and will continue to have a material adverse impact on our operations.
The pandemic has caused and continues to cause unprecedented business disruptions, especially in the hospitality industry. Although we have experienced some recovery from the impact of COVID-19 in our Florida, Las Vegas and Alabama locations, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. Further, we cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, or if individuals will be comfortable returning to our restaurants during or following social distancing protocols and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.
As a result of these developments, the Company experienced a significant negative impact on its revenues, results of operations and cash flows, and has a working capital deficiency of $(3,561,000) as of April 3, 2021, all of which could negatively impact its ability to meet its obligations over the next 12 months. However, we believe that our existing cash balances, which include the proceeds from Paycheck Protection Program loans (see Note 8 - Notes Payable) will be sufficient to meet our liquidity and capital spending requirements through May 18, 2022.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: projected cash flows, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, estimates made in connection with acquisitions and impairment analyses, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 26 weeks ended April 3, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the year ending October 2, 2021.
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
As of April 3, 2021, the Company had accounts receivable balances due from two hotel operators totaling 36% of total accounts receivable. As of October 3, 2020, the Company had accounts receivable balances due from two hotel operators totaling 46% of total accounts receivable.
For the 13-week period ended April 3, 2021, the Company made purchases from one vendor that accounted for 12% of total purchases. For the 13-week period ended March 28, 2020, the Company made purchases from two vendors that accounted for 20% of total purchases.
For the 26-week period ended April 3, 2021, the Company made purchases from one vendor that accounted for 14% of total purchases. For the 26-week period ended March 28, 2020, the Company did not make purchases from any one vendor that accounted for 10% or greater of total purchases.
As of April 3, 2021 and October 3, 2020, all debt outstanding, other than Paycheck Protection Program loans and the note payable to the sellers of the Blue Moon Fish Company, is with one lender (see Note 8 – Notes Payable).
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
Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price, temporary closure of the Company's restaurants and the challenging environment for the restaurant industry in general, the Company determined that there were indicators of potential impairment of its goodwill and trademarks during the 13 weeks ended April 3, 2021. As such, the Company performed a qualitative assessment for both goodwill and its trademarks and concluded that the fair value of these assets exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or trademarks during the 13 and 26 weeks ended April 3, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the 13 and 26 weeks ended April 3, 2021. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenues when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $71,000 and $1,552,000 in catering services revenue for the 13-week periods ended April 3, 2021 and March 28, 2020, respectively, and $208,000 and $7,234,000 for the 26-week periods ended April 3, 2021 and March 28, 2020, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets as of April 3, 2021 and October 3, 2020, was $4,012,000 and $3,661,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of April 3, 2021 and October 3, 2020, the total liability for gift cards in the amounts of approximately $221,000 and $227,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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

SEGMENT REPORTING — As of April 3, 2021, the Company owned and operated 18 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	April 3, 2021	October 3, 2020
	(in thousands)
Cash and cash equivalents	$544	$567
Accounts receivable	158	162
Inventories	22	27
Prepaid and refundable income taxes	276	274
Prepaid expenses and other current assets	33	13
Due from Ark Restaurants Corp. and affiliates (1)	422	419
Fixed assets - net	227	241
Operating lease right-of-use assets - net	2,470	2,658
Other assets	82	82
Total assets	$4,234	$4,443

Accounts payable - trade	$94	$119
Accrued expenses and other current liabilities	248	331
Current portion of operating lease liabilities	237	226
Current portion of notes payable	142	—
Operating lease liabilities, less current portion	2,321	2,442
Notes payable, less current portion	691	723
Total liabilities	3,733	3,841
Equity of variable interest entities	501	602
Total liabilities and equity	$4,234	$4,443
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

3.    RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On December 1, 2020, the Company, through a newly formed, wholly-owned subsidiary, acquired the assets of Bear Ice, Inc. and File Gumbo Inc., which collectively operated a restaurant and bar named Blue Moon Fish Company located in Lauderdale-by-the- Sea, FL. The total purchase price of $2,820,000, as set out below, was paid with cash in the amount of $1,820,000 and a four-year note held by the sellers in the amount of $1,000,000 payable monthly with 5% interest. The acquisition was accounted for as a business combination. Concurrent with the acquisition, the Company assumed the related lease which expires in 2026 and has four five-year extension options. Rent payments under the lease are approximately $360,000 per year and increase by 15% as each option is exercised.

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
The consolidated condensed statements of operations for the 13 and 26 weeks ended April 3, 2021 include revenues and net income of approximately $1,962,000 and $2,441,000 and $448,000 and $455,000, respectively, related to Blue Moon Fish Company. The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated condensed statements of operations for the 13 and 26 weeks ended March 28, 2020 and the 26 weeks ended April 3, 2021 and includes the results of operations for Blue Moon Fish Company for the period prior to acquisition. The unaudited pro forma financial information (which is presented in thousands except per share and share data), which has been adjusted for interest expense on the note, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Blue Moon Fish Company occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended	26 Weeks Ended
	March 28, 2020	April 3, 2021	March 28, 2020
	(unaudited)	(unaudited)

Total revenues	$35,368	$46,743	$80,688
Net income	$(1,542)	$3,433	$315
Net income per share - basic	$(0.44)	$0.98	$0.09
Net income per share - diluted	$(0.44)	$0.96	$0.09

Basic	3,500	3,507	3,499
Diluted	3,500	3,579	3,538

On January 26, 2021, the Company exercised its right-of-first-refusal to acquire the land, building and parking lot associated with JB’s on the Beach and immediately contributed such rights and interest to an unrelated entity ("Newco") that purchased the properties on March 22, 2021. In exchange, the Company expects to receive an interest in Newco, which plans future development of the sites. In addition, all rights and privileges under the current lease were assigned to Newco, as landlord and the lease terms will remain unchanged. The Company is still in the process of negotiating the final details of the above with the managing member of Newco.
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

As of January 2, 2021, the Company determined that it will not reopen Thunder Grill in Washington, D.C. which has been closed since March 20, 2020. This closure did not result in a material charge to the Company’s operations.

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
Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the temporary closure of the NMR facility, the Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13- and 26-weeks ended April 3, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR, a related party). As of April 3, 2021 and October 3, 2020, no amounts were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,793,000 and $1,766,000 are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated condensed balance sheets at April 3, 2021 and October 3, 2020, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	April 3, 2021	October 3, 2020
	(In thousands)

Sales tax payable	$811	$477
Accrued wages and payroll related costs	3,606	3,302
Customer advance deposits	4,012	3,661
Accrued occupancy and other operating expenses	4,163	5,248
	$12,592	$12,688

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of April 3, 2021. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of operations.
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
The components of lease expense in the consolidated condensed statements of operations are as follows:

	13 Weeks Ended		26 Weeks Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
	(In thousands)		(In thousands)
Operating lease expense - occupancy expenses (1)	$1,720	$2,393	$3,937	$4,947
Occupancy lease expense - general and administrative expenses	111	166	152	323
Variable lease expense	956	612	1,395	2,368
Total lease expense	$2,787	$3,171	$5,484	$7,638
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	26 Weeks Ended
	April 3, 2021	March 28, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$4,118	$7,313
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$8,712	$62,330
The weighted average remaining lease terms and discount rates as of April 3, 2021 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	12.9 years	5.2%
The annual maturities of our lease liabilities as of April 3, 2021 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
October 2, 2021	$4,623
October 1, 2022	9,565
September 30, 2023	8,076
September 28, 2024	7,694
September 27, 2025	6,685
Thereafter	50,508
Total future lease commitments	87,151
Less imputed interest	(24,520)
Present value of lease liabilities	$62,631

8.    NOTES PAYABLE
Long-term debt consists of the following:

	April 3, 2021	October 3, 2020
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,615	$3,758
Promissory Note - Shuckers purchase	4,165	4,335
Promissory Note - Oyster House purchase	3,801	4,109
Promissory Note - JB's on the Beach purchase	5,250	5,750
Promissory Note - Sequoia renovation	2,400	2,629
Revolver Borrowings	9,666	9,666
Promissory Note - Blue Moon Fish Company (see Note 3)	943	—
Paycheck Protection Program Loans	11,009	14,995
	40,849	45,242
Less: Current maturities	(5,065)	(9,001)
Less: Unamortized deferred financing costs	(141)	(173)
Long-term debt	$35,643	$36,068
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
The Revolving Facility also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The Revolving Facility contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. As of April 3, 2021 and October 3, 2020, borrowings of $9,666,000 were outstanding under the Revolving Facility and had a weighted average interest rate of 3.6% and 3.0%, respectively. As a result of the impacts to our business from the COVID-19 pandemic, on May 11, 2021, BHBM agreed to extend the maturity date of our Revolving Facility including all outstanding borrowings thereunder, in the amount of $9,666,000, to May 19, 2022.
Borrowings under the Revolving Facility, which include all of the above promissory notes, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.
On June 12, 2020 and again on February 15, 2021, as a result of the impact of the COVID-19 pandemic on our business, BHBM agreed to modified financial covenants through fiscal Q2 2022. .
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
•Promissory Note – JB's on the Beach purchase – On May 15, 2019, the Company issued a promissory note under the Revolving Facility to BHBM for $7,000,000, which is payable in 23 equal quarterly installments of $250,000, commencing on September 1, 2019, with a balloon payment of $1,250,000 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.
•Promissory Note – Sequoia renovation – Also on May 15, 2019, the Company converted $3,200,000 of Revolving Facility borrowings incurred in connection with the Sequoia renovation to a promissory note which is payable in 23 equal quarterly installments of $114,286, commencing on September 1, 2019, with a balloon payment of $571,429 on June 1, 2025 and bears interest at LIBOR plus 3.5% per annum.
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13-weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower intends to use the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the PPP Loans, in whole or in part. Accordingly, based on the above, we have classified $2,130,000 of the PPP Loans as short-term in the consolidated condensed balance sheet as of April 3, 2021.

During the 13 weeks ended April 3, 2021, $4,124,000 of PPP Loans (including $27,000 of accrued interest) were forgiven. To the extent, if any, that any or all of the PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $271,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $16,000 and $10,000 is included in interest expense for the 13 weeks ended April 3, 2021 and March 28, 2020, respectively. Amortization expense was $33,000 and $20,000 for the 26 weeks ended April 3, 2021 and March 28, 2020, respectively.

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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint sought unspecified money damages, together with interest, liquidated damages and attorney fees.  On December 14, 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received preliminary approval by the New York State Supreme Court, for approximately the amount which was previously accrued.

10.    STOCK OPTIONS
The Company has options outstanding under two stock option plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire 10 years after the date of grant.
During the 13-week period ended April 3, 2021, no options to purchase shares of common stock were issued by the Company
During the 26-week period ended April 3, 2021, options to purchase 110,500 shares of common stock at an exercise price of $10.65 per share were granted to employees and directors of the Company (the "2021 Grant").  Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and as to 50% on the fourth anniversary of the date of grant. Such options had an aggregate grant date fair value of $2.22 per share and totaled approximately $246,000.
During the 13 and 26-week period ended March 28, 2020, options to purchase 266,500 shares of common stock at an exercise price of $21.90 per share were granted to employees, directors of the Company and other service providers.  Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and as to the remaining 50% commencing on the fourth anniversary of the date of grant. The grant date fair value of these stock options was $3.35 per share.
The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of our stock, the expected life of the options and the risk-free interest rate. The assumptions used for the 2021 Grant include a risk-free interest rate of 0.86%, volatility of 37.1%, a dividend yield of 3.0% and an expected life of 10 years.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.

A summary of stock option activity is presented below:

	2021
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	626,500	$20.41	6.1 years
Options:
Granted	110,750	$10.65
Exercised	(29,500)	$14.40
Canceled or expired	(17,000)	$21.05
Outstanding and expected to vest, end of period	690,750	$19.08	6.4 years	$1,817,000
Exercisable, end of period	319,250	$19.75	3.3 years	$672,000
Shares available for future grant	63,750

Compensation cost charged to operations for the 13 weeks ended April 3, 2021 and March 28, 2020 for share-based compensation programs was approximately $73,000 and $43,000, respectively, and for the 26 weeks ended April 3, 2021 and March 28, 2020 was approximately $133,000 and $55,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of April 3, 2021, there was approximately $884,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.5 years.

11.    INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, Interim Reporting and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. In addition, the tax effects of unusual or infrequently occurring items including changes in judgement about valuation allowances and effects of changes in enacted tax laws are recognized discretely in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating (loss) income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained, or the tax environment changes.

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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the period ended April 3, 2021, the Company recorded income for financial reporting purposes related to the forgiveness of some of its PPP loans. The forgiveness of these PPP loans is not taxable. The income recorded for financial reporting purposes was considered an unusual or infrequent event and the tax effect was recorded discretely in the quarter ended April 3, 2021.

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

The income tax benefit for the 26-week period ended April 3, 2021 was $(4,839,000). The effective tax rate for the 26-week period ended April 3, 2021 of 376.56% differed from the statutory rate of 21% primarily related to the discrete tax benefit attributable to the income related to the PPP loan forgiveness which is not taxable for tax purposes.

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	13 Weeks Ended		26 Weeks Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Basic	3,511	3,500	3,507	3,499
Effect of dilutive securities:
Stock options	116	—	72	—
Diluted	3,627	3,500	3,579	3,499

For the 13- and 26- week periods ended April 3, 2021, the dilutive effect of 482,500 options were not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13- and 26- week periods ended March 28, 2020, the dilutive effect of all outstanding options to purchase shares of our common stock were not included in diluted earnings per share as their impact would have been anti-dilutive.

13. SUBSEQUENT EVENTS
Subsequent to April 3, 2021, $1,717,000 of PPP Loans (including $16,000 of accrued interest) were forgiven.
On May 3, 2021, New York State Governor Andrew Cuomo announced that New York City restaurants can seat customers indoors at 100% capacity, in accordance with social distancing guidelines, starting on May 19, 2021.

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
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended October 3, 2020 and the consolidated condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
COVID-19 Pandemic
The Company is subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of all of our restaurants. In the third quarter of fiscal 2020, certain jurisdictions began allowing the reopening of indoor dining at varying capacities. However, restrictions on indoor dining capacity and social distancing protocols continue to change.
As of April 3, 2021, the Company had reopened all of its properties, with the exception of Thunder Grill in Washington, D.C., at varying levels of capacity as allowed by local, state and federal governments. In addition to government mandated shut-downs and capacity restrictions, during the 26 weeks ended April 3, 2021, the Company temporarily closed several restaurants, typically for three to ten days due to a high rate of positive COVD-19 tests of our employees. These closures, capacity restrictions and social distancing protocols have had and will continue to have a material adverse impact on our operations.
The pandemic has caused and continues to cause unprecedented business disruptions, especially in the hospitality industry. Although we have experienced some recovery from the impact of COVID-19 in our Florida, Las Vegas and Alabama locations, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. Further, we cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, or if individuals will be comfortable returning to our restaurants during or following social distancing protocols and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.
As a result of these developments, the Company experienced a significant negative impact on its revenues, results of operations and cash flows, and has a working capital deficiency of $(3,561,000) as of April 3, 2021, all of which could negatively impact its ability to meet its obligations over the next 12 months. However, we believe that our existing cash balances, which include the proceeds from Paycheck Protection Program loans will be sufficient to meet our liquidity and capital spending requirements through May 18, 2022.

Overview
As of April 3, 2021, the Company owned and operated 18 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
The consolidated condensed statements of operations for the 13 and 26 weeks ended April 3, 2021 include revenues and income of approximately $1,962,000 and $2,441,000 and $448,000 and $455,000, respectively, related to Blue Moon Fish Company, which was acquired on December 1, 2020.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended April 3, 2021 and March 28, 2020 each included 13 and 26 weeks.
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
Results of Operations
The Company’s operating loss for the 13-weeks ended April 3, 2021 was $(1,497,000), as compared to $(1,936,000) for the 13-weeks ended March 28, 2020. This increase resulted primarily from strong performance of our Florida and Alabama operations in the current period partially offset by the government mandated closures of all our restaurants in March 2020 in connection with the COVID-19 pandemic.
The Company’s operating loss for the 26-weeks ended April 3, 2021 was $(4,803,000), as compared to operating income of $500,000 for the 26-weeks ended March 28, 2020. This decrease resulted primarily from the severe impacts of the government mandated closures and/or capacity restrictions at all of our restaurants in the first quarter of fiscal 2021, particularly on our event business in New York and Washington, D.C. as compared to the same period of the prior year, which was prior to the COVID-19 pandemic.
Although all of our restaurants are currently, or will be operating, indoor dining at what state and local governments are calling 100% capacity, they are still subject to indoor dining social distancing protocols which still limits their capacity. We cannot predict when these social distancing protocols will be lifted or whether we will be required to limit capacity or close again in the future, as these decisions will depend primarily on the actions of a number of governmental bodies over which we have no control. Moreover, as restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses.

The following table summarizes the significant components of the Company’s operating results for the 13- and 26- week periods ended April 3, 2021 and March 28, 2020:

	13 Weeks Ended		Variance		26 Weeks Ended		Variance
	April 3, 2021	March 28, 2020	$	%	April 3, 2021	March 28, 2020	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$25,181	$33,114	$(7,933)	-24.0%	$45,070	$75,943	$(30,873)	-40.7%
Other revenue	586	888	(302)	-34.0%	996	1,573	(577)	-36.7%
Total revenues	25,767	34,002	(8,235)	-24.2%	46,066	77,516	(31,450)	-40.6%
COSTS AND EXPENSES:
Food and beverage cost of sales	7,764	9,578	(1,814)	-18.9%	13,705	20,518	(6,813)	-33.2%
Payroll expenses	8,391	13,103	(4,712)	-36.0%	17,041	28,224	(11,183)	-39.6%
Occupancy expenses	3,523	3,830	(307)	-8.0%	6,997	9,269	(2,272)	-24.5%
Other operating costs and expenses	3,529	5,654	(2,125)	-37.6%	6,339	10,982	(4,643)	-42.3%
General and administrative expenses	3,036	2,397	639	26.7%	4,824	5,451	(627)	-11.5%
Loss on termination of lease	—	364	(364)	N/A	—	364	(364)	N/A
Depreciation and amortization	1,021	1,012	9	0.9%	1,963	2,208	(245)	-11.1%
Total costs and expenses	27,264	35,938	(8,674)	-24.1%	50,869	77,016	(26,147)	-34.0%
OPERATING INCOME (LOSS)	$(1,497)	$(1,936)	$439	-22.7%	$(4,803)	$500	$(5,303)	-1060.6%

Revenues
During the 13-week period ended April 3, 2021, revenues decreased 24.2% as compared to revenues in the 13-week period ended March 28, 2020. This decrease resulted primarily from the impacts of COVID-19 pandemic on our business.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased 25.4% during the first fiscal quarter of 2021 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	April 3, 2021	March 28, 2020	$	%
	(in thousands)
Las Vegas	$6,737	$10,681	$(3,944)	-36.9%
New York	1,283	4,561	(3,278)	-71.9%
Washington, D.C.	755	1,294	(539)	-41.7%
Atlantic City, NJ	257	512	(255)	-49.8%
Connecticut	103	402	(299)	-74.4%
Alabama	2,674	2,352	322	13.7%
Florida	11,711	11,744	(33)	-0.3%
Same-store sales	23,520	31,546	$(8,026)	-25.4%
Other	1,661	1,568
Food and beverage sales	$25,181	$33,114
With the exception of Florida and Alabama, where COVID-19 restrictions were lifted in Q4 2020, the decreases in same-store sales for the 13-week period ended April 3, 2021 as compared to the same period of the prior year, are result of the impact of the COVID-19 pandemic on our business.

Costs and Expenses
Costs and expenses for the 13 and 26 weeks ended April 3, 2021 and March 28, 2020 were as follows (in thousands):

	13 Weeks Ended April 3, 2021	% to Total Revenues	13 Weeks Ended March 28, 2020	% to Total Revenues	Increase (Decrease)		26 Weeks Ended April 3, 2021	% to Total Revenues	26 Weeks Ended March 28, 2020	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$7,764	30.1%	$9,578	28.2%	(1,814)	-18.9%	$13,705	29.8%	$20,518	26.5%	(6,813)	-33.2%
Payroll expenses	8,391	32.6%	13,103	38.5%	(4,712)	-36.0%	17,041	37.0%	28,224	36.4%	(11,183)	-39.6%
Occupancy expenses	3,523	13.7%	3,830	11.3%	(307)	-8.0%	6,997	15.2%	9,269	12.0%	(2,272)	-24.5%
Other operating costs and expenses	3,529	13.7%	5,654	16.6%	(2,125)	-37.6%	6,339	13.8%	10,982	14.2%	(4,643)	-42.3%
General and administrative expenses	3,036	11.8%	2,397	7.0%	639	26.7%	4,824	10.5%	5,451	7.0%	(627)	-11.5%
Loss on termination of lease	—	—%	364	1.1%	(364)	N/A	—	—%	364	0.5%	(364)	N/A
Depreciation and amortization	1,021	4.0%	1,012	3.0%	9	0.9%	1,963	4.3%	2,208	2.8%	(245)	-11.1%
Total costs and expenses	$27,264		$35,938		$(8,674)		$50,869		$77,016		$(26,147)

Food and beverage costs as a percentage of total revenues for the 13- and 26-weeks ended April 3, 2021 increased as compared with the same period of last year primarily as a result of increases in costs of seafood and other high-volume items.

Payroll expenses as a percentage of total revenues for the 13-weeks ended April 3, 2021 decreased as compared with the same period of last year primarily as a result of retaining key restaurant management personnel with lower corresponding revenues in the prior period as a result of the government mandated closures and/or capacity restrictions at all of our restaurants in connection with the COVID-19 pandemic. Payroll expenses as a percentage of total revenues for the 26-weeks ended April 3, 2021 increased as compared with the same period of last year primarily as a result of increased labor costs in connection with ongoing COVID-related labor challenges created by the high level of government stimulus offset by retaining key restaurant management personnel with lower corresponding revenues in the prior period as a result of the government mandated closures and/or capacity restrictions at all of our restaurants in connection with the COVID-19 pandemic.

Occupancy expenses as a percentage of total revenues for the 13- and 26-weeks ended April 3, 2021 increased as compared with the same period of last year primarily as a result of accrued rents where we have not finalized abatement agreements and lower sales in the current period as a result of the COVID-19 pandemic.

Other operating costs and expenses as a percentage of total revenues for the 13- and 26-weeks ended April 3, 2021 as compared to the same period of last year decreased primarily as a result of decreased maintenance at properties where we are experiencing lower traffic combined with increased professional fees at the restaurant-level in the prior periods.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13- and 26-weeks ended April 3, 2021 increased as compared with the same period of last year primarily as a result of headcount and salary reductions of corporate personnel in the prior period as a result of the impacts on our business from the COVID-19 pandemic.

Depreciation and amortization expense for the 13-weeks ended April 3, 2021 increased marginally as compared to the same period of last year primarily as a result of assets placed in service in the current period. Depreciation and amortization expense for the 26-weeks ended April 3, 2021 decreased as compared to the same period of last year primarily as a result of lower charges in the current period as a result of asset impairments in the first quarter of 2020.
Income Taxes

We calculate our interim income tax provision in accordance with ASC Topic 270, Interim Reporting and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. In addition, the tax effects of unusual or infrequently occurring items including changes in judgement about valuation allowances and effects of changes in enacted tax laws are recognized discretely in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating (loss) income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained, or the tax environment changes.

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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the period ended April 3, 2021 the Company recorded income for financial reporting purposes related to the forgiveness of some of its PPP loans. The forgiveness of these PPP loans is not taxable. The income recorded for financial reporting purposes was considered an unusual or infrequent event and the tax effect was recorded discretely in the quarter ended April 3, 2021.

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

The income tax benefit for the 26-week period ended April 3, 2021 was $(4,839,000). The effective tax rate for the 26-week period ended April 3, 2021 of 376.56% differed from the statutory rate of 21% primarily related to the discrete tax benefit attributable to the income related to the PPP loan forgiveness which is not taxable for tax purposes.

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
Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions, acquisitions and large remodeling projects. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and smaller remodeling projects of existing restaurants we own. Consistent with many other restaurant operators, we typically use operating lease arrangements for our restaurants. In recent years we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. As of April 3, 2021, we had a cash and cash equivalents balance of $11,398,000.

The Company had a working capital deficiency of $(3,561,000) at April 3, 2021 as compared with a deficiency of $(3,234,000) at October 3, 2020. This increase resulted primarily from the change in our debt maturities in connection with an amendment to our credit agreement. We believe that our existing cash balances combined with measures taken due to the COVID-19 pandemic described above, will be sufficient to meet our liquidity and capital spending requirements and finance our operating activities for at least the next 12 months.

Our liquidity has been adversely affected primarily by decreased customer traffic as a result the government mandated closures and capacity restrictions at all our of restaurants in connection with the COVID-19 pandemic. Due to the rapid development and fluidity of the COVID-19 pandemic, management cannot determine the ultimate impact that it will have on the Company’s consolidated financial condition, liquidity, future results of operations, suppliers, industry, and workforce and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The disruption in operations has led the Company to consider the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. In addition, we cannot predict how soon we will be able to reopen any or all of our restaurants at full capacity, without social distancing restrictions or whether they will be required to close again in the future, as these decisions will depend primarily on the actions of a number of governmental bodies over which we have no control. Moreover, once restrictions are lifted, it is unclear how quickly customers will return to our restaurants, which may be a function of continued concerns over safety and/or depressed consumer sentiment due to adverse economic conditions, including job losses. If these disruptions continue, the Company expects a continued material negative impact on its consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will be determined, in part, by the longevity and severity of the pandemic.
Cash Flows for 26 Weeks Ended April 3, 2021 and March 28, 2020
Net cash used in operating activities for the 26-weeks ended April 3, 2021 decreased to $(1,644,000) as compared to $2,110,000 provided by operations in the same period of last year. This decrease was attributable to a decrease in operating income as a result of the impacts of the COVID-19 pandemic on our operations and changes in net working capital primarily related to accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the 26-weeks ended April 3, 2021 and March 28, 2020 was $(2,926,000) and $(1,769,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants and, in the current period, the cash portion of the purchase price of the Blue Moon Fish Company acquisition.
Net cash used in financing activities for the 26-weeks ended April 3, 2021 and March 28, 2020 of $(918,000) and $(188,000), respectively, resulted primarily from principal payments on notes payable and in the prior period the payment of dividends, distributions to non-controlling interests partially offset borrowings under our credit facility.
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
Recent Restaurant Expansions and Other Developments

On December 1, 2020, the Company, through a newly formed, wholly-owned subsidiary, acquired the assets of Bear Ice, Inc. and File Gumbo Inc., which collectively operated a restaurant and bar named Blue Moon Fish Company located in Lauderdale-by-the-Sea, FL. The total purchase price of $2,820,000 was paid with cash in the amount of $1,820,000 and a four-year note held by the sellers in the amount of $1,000,000 payable monthly with 5% interest. Concurrent with the acquisition, the Company assumed the related lease which expires in 2026 and has four five-year extension options. Rent payments under the lease are approximately $360,000 per year and increase by approximately 15% as each option is exercised.
On January 26, 2021, the Company exercised its right-of-first-refusal to acquire the land, building and parking lot associated with JB’s on the Beach and immediately contributed such rights and interest to an unrelated entity ("Newco") that purchased the properties on March 22, 2021. In exchange, the Company expects to receive an interest in Newco, which plans future development of the sites. In addition, all rights and privileges under the current lease were assigned to Newco, as landlord and the lease terms will remain unchanged. The Company is still in the process of negotiating the final details of the above with the managing member of Newco.

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
Investment in and Receivable from New Meadowlands Racetrack
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR with no change in ownership. In February 2017, the Company funded its proportionate share ($222,000) of a $3,000,000 capital call bringing its total investment to $5,108,000 with no change in ownership.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,793,000 and $1,766,000 are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated condensed balance sheets at April 3, 2021 and October 3, 2020, respectively.
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
Borrowings under the Revolving Facility, which include the promissory notes as discussed in Note 8 of the consolidated condensed financial statements, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company. The Revolving Facility also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The Revolving Facility contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. As of April 3, 2021 and October 3, 2020, borrowings of $9,666,000 were outstanding under the Revolving Facility and had a weighted average interest rate of 3.6% and 3.0%, respectively. As a result of the impacts to our business from the COVID-19 pandemic, on May 11, 2021, BHBM agreed to extend the maturity date of our Revolving Facility including all outstanding borrowings thereunder, in the amount of $9,666,000 to May 19, 2022.
On June 12, 2020 and again on February 15, 2021, as a result of the impact of the COVID-19 pandemic on our business, BHBM agreed to modified financial covenants through fiscal Q2 2022. The Company was in compliance with all of its financial covenants under the Revolving Facility as of April 3, 2021.
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13-weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower intends to use the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the PPP Loans, in whole or in part.
During the 13 weeks ended April 3, 2021, $4,124,000 of PPP Loans (including $27,000 of accrued interest) were forgiven. To the extent, if any, that any or all of the PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date. Each Borrower is permitted to prepay its respective Note at any time without payment of any premium.
Recent Events
See Note 13 - Subsequent Events to the consolidated condensed financial statements for a description of recent events.

Critical Accounting Policies
The preparation of financial statements requires the application of certain accounting policies, which may require the Company to make estimates and assumptions of future events. In the process of preparing its consolidated condensed financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The primary estimates underlying the Company’s consolidated condensed financial statements include projected cash flows, allowances for potential bad debts on accounts and notes receivable, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and actual results could differ from those estimates. Although management does not believe that any change in those assumptions in the near term would have a material effect on the Company’s consolidated condensed financial position or the results of operations, differences in actual results could be material to the consolidated condensed financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of April 3, 2021 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint sought unspecified money damages, together with interest, liquidated damages and attorney fees.  On December 14, 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received preliminary approval by the New York State Supreme Court, for approximately the amount which was previously accrued.
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

Date:	May 18, 2021

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)