Form 10-Q
period 2021-07-03
ARK RESTAURANTS CORP
filed 2021-08-17
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of August 12, 2021, there were 3,551,556 shares of the registrant's common stock outstanding.

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
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	July 3, 2021	October 3, 2020
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $676 at July 3, 2021 and $567 at October 3, 2020 related to VIEs)	$18,280	$16,886
Accounts receivable (includes $218 at July 3, 2021 and $162 at October 3, 2020 related to VIEs)	3,997	1,738
Employee receivables	373	385
Inventories (includes $29 at July 3, 2021 and $27 at October 3, 2020 related to VIEs)	2,172	2,553
Prepaid and refundable income taxes (includes $278 at July 3, 2021 and $274 at October 3, 2020 related to VIEs)	3,716	2,870
Prepaid expenses and other current assets (includes $47 at July 3, 2021 and $13 at October 3, 2020 related to VIEs)	2,895	2,469
Total current assets	31,433	26,901
FIXED ASSETS - Net (includes $219 at July 3, 2021 and $241 at October 3, 2020 related to VIEs)	36,338	37,682
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,406 at July 3, 2021 and $2,658 at October 3, 2020 related to VIEs)	57,633	54,191
INTANGIBLE ASSETS - Net	378	49
GOODWILL	17,440	15,570
TRADEMARKS	4,220	3,720
DEFERRED INCOME TAXES	5,215	5,897
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,915	6,874
OTHER ASSETS (includes $82 at July 3, 2021 and October 3, 2020 related to VIEs)	2,549	2,432
TOTAL ASSETS	$162,121	$153,316

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $134 at July 3, 2021 and $119 at October 3, 2020 related to VIEs)	$4,533	$2,329
Accrued expenses and other current liabilities (includes $565 at July 3, 2021 and $331 at October 3, 2020 related to VIEs)	15,111	12,688
Current portion of operating lease liabilities (includes $243 at July 3, 2021 and $226 at October 3, 2020 related to VIEs)	6,546	6,117
Current portion of notes payable (includes $77 at July 3, 2021 related to VIEs)	7,377	9,001
Total current liabilities	33,567	30,135
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $2,257 at July 3, 2021 and $2,442 at October 3, 2020 related to VIEs)	54,626	49,960
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs (includes $290 at July 3, 2021 and $723 at October 3, 2020 related to VIEs)	29,455	36,068
TOTAL LIABILITIES	117,648	116,163
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,552 shares at July 3, 2021 and 3,502 shares at October 3, 2020	36	35
Additional paid-in capital	14,419	13,503
Retained earnings	29,056	22,989
Total Ark Restaurants Corp. shareholders’ equity	43,511	36,527
NON-CONTROLLING INTERESTS	962	626
TOTAL EQUITY	44,473	37,153
TOTAL LIABILITIES AND EQUITY	$162,121	$153,316

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
REVENUES:
Food and beverage sales	$42,137	$6,907	$87,207	$82,850
Other revenue	828	292	1,824	1,866
Total revenues	42,965	7,199	89,031	84,716

COSTS AND EXPENSES:
Food and beverage cost of sales	12,676	1,847	26,382	22,366
Payroll expenses	12,304	3,701	29,345	31,925
Occupancy expenses	4,251	3,004	11,248	12,274
Other operating costs and expenses	4,737	852	11,077	11,834
General and administrative expenses	2,802	2,437	7,625	7,888
Loss on termination of lease	—	—	—	364
Depreciation and amortization	1,082	981	3,045	3,188
Total costs and expenses	37,852	12,822	88,722	89,839
OPERATING INCOME (LOSS)	5,113	(5,623)	309	(5,123)
OTHER (INCOME) EXPENSE:
Interest expense	309	283	940	1,045
Interest income	(14)	(29)	(41)	(103)
Gain on forgiveness of PPP Loans	(3,195)	—	(7,318)	—
Total other (income) expense, net	(2,900)	254	(6,419)	942
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	8,013	(5,877)	6,728	(6,065)
Provision (benefit) for income taxes	4,684	(3,118)	(155)	(3,213)
CONSOLIDATED NET INCOME (LOSS)	3,329	(2,759)	6,883	(2,852)
Net (income) loss attributable to non-controlling interests	(659)	233	(816)	61
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$2,670	$(2,526)	$6,067	$(2,791)

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.76	$(0.72)	$1.73	$(0.80)
Diluted	$0.73	$(0.72)	$1.68	$(0.80)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,522	3,502	3,512	3,500
Diluted	3,648	3,502	3,602	3,500
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended July 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - April 3, 2021	3,532	$35	$14,062	$26,386	$40,483	$736	$41,219

Net income	—	—	—	2,670	2,670	659	3,329
Exercise of stock options	20	1	283	—	284	—	284
Stock-based compensation	—	—	74	—	74	—	74
Distributions to non-controlling interests	—	—	—	—	—	(433)	(433)

Balance - July 3, 2021	3,552	$36	$14,419	$29,056	$43,511	$962	$44,473

For the 39 weeks ended July 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 3, 2020	3,502	$35	$13,503	$22,989	$36,527	$626	$37,153

Net income	—	—	—	6,067	6,067	816	6,883
Exercise of stock options	50	1	709	—	710	—	710
Stock-based compensation	—	—	207	—	207	—	207
Distributions to non-controlling interests	—	—	—	—	—	(480)	(480)

BALANCE - July 3, 2021	3,552	$36	$14,419	$29,056	$43,511	$962	$44,473
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended June 27, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - March 28, 2020	3,502	$35	$13,382	$26,536	$39,953	$877	$40,830

Net loss	—	—	—	(2,526)	(2,526)	(233)	(2,759)
Stock-based compensation	—	—	58	—	58	—	58

BALANCE - June 27, 2020	3,502	$35	$13,440	$24,010	$37,485	$644	$38,129

For the 39 weeks ended June 27, 2020
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2019	3,499	$35	$13,277	$28,552	$41,864	$843	$42,707

Net loss	—	—	—	(2,791)	(2,791)	(61)	(2,852)
Exercise of stock options	3	—	50	—	50	—	50
Stock-based compensation	—	—	113	—	113	—	113
Distributions to non-controlling interests	—	—	—	—	—	(138)	(138)
Dividends paid and accrued - $0.50 per share	—	—	—	(1,751)	(1,751)	—	(1,751)

BALANCE - June 27, 2020	3,502	$35	$13,440	$24,010	$37,485	$644	$38,129
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	39 Weeks Ended
	July 3, 2021	June 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$6,883	$(2,852)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	207	113
Gain on forgiveness of PPP Loans	(7,318)	—
Loss on termination of lease	—	364
Deferred income taxes	682	(1,360)
Accrued interest on note receivable from NMR	(41)	(39)
Depreciation and amortization	3,045	3,188
Amortization of operating lease assets	1,653	261
Amortization of deferred financing costs	47	33
Operating lease deferred credit	—	(197)
Changes in operating assets and liabilities:
Accounts receivable	(2,259)	1,328
Inventories	420	(438)
Prepaid, refundable and accrued income taxes	(846)	(2,044)
Prepaid expenses and other current assets	(426)	(745)
Other assets	(87)	115
Accounts payable - trade	2,204	(665)
Accrued expenses and other current liabilities	2,484	428
Net cash provided by (used in) operating activities	6,648	(2,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,650)	(2,004)
Loans and advances made to employees	(37)	(75)
Payments received on employee receivables	49	93
Purchase of Blue Moon Fish Company, net of cash acquired	(1,817)	—
Net cash used in investing activities	(3,455)	(1,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,140)	(1,350)
Borrowings under credit facility	—	6,300
Proceeds from PPP Loans	111	14,995
Payments of debt financing costs	—	(63)
Dividends paid	—	(1,750)
Proceeds from issuance of stock upon exercise of stock options	710	50
Distributions to non-controlling interests	(480)	(138)
Net cash provided by (used in) financing activities	(1,799)	18,044
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,394	13,548
CASH AND CASH EQUIVALENTS, Beginning of period	16,886	7,177
CASH AND CASH EQUIVALENTS, End of period	$18,280	$20,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$802	$1,001
Income taxes	$7	$192
Non-cash financing activities:
Accrued dividend	$—	$876
Note payable in connection with the purchase of Blue Moon Fish Company	$1,000	$—
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS July 3, 2021 (Unaudited)
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
COVID-19 PANDEMIC — The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our operations and financial results for the foreseeable future. As of July 3, 2021, all of our restaurants have re-opened and currently, national, state and local jurisdictions have removed their capacity restrictions on businesses and therefore our restaurants are serving customers in our dining rooms without social distancing requirements. However, we cannot predict whether we will be required to limit capacity or close again in the future, as these decisions will depend primarily on the actions of a number of governmental bodies over which we have no control. It is possible additional outbreaks could require us to reduce our capacity, implement social distancing or further suspend our in-restaurant dining operations, and there is no guarantee that state and local jurisdictions, that have currently eased restrictions, will not reverse or roll-back the restrictions, as many have done in the past. Additionally, our restaurant operations have been and could continue to be disrupted by employee staffing issues because of illness, fear of contracting COVID-19 or caring for family members due to COVID-19, or for other reasons. Furthermore, we remain in regular contact with our major suppliers and while to date we have not experienced significant disruptions in our supply chain due to COVID-19, we could see significant future disruptions should the impacts of COVID-19 extend for a considerable amount of time.
As a result of the COVID-19 pandemic, the Company experienced a significant negative impact on its revenues, results of operations and cash flows, and has a working capital deficiency of $(2,134,000) as of July 3, 2021. However, we believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements through August 18, 2022.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: projected cash flows, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, estimates made in connection with acquisitions and impairment analyses, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 39 weeks ended July 3, 2021 are not necessarily indicative of the results to be expected for any other interim period or for the year ending October 2, 2021.
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
As of July 3, 2021, the Company had accounts receivable balances due from one hotel operator totaling 31% of total accounts receivable. As of October 3, 2020, the Company had accounts receivable balances due from two hotel operators totaling 46% of total accounts receivable.
For the 13-week period ended July 3, 2021, the Company made purchases from two vendors that accounted for 22% of total purchases. For the 13-week period ended June 27, 2020, the Company made purchases from three vendors that accounted for 46% of total purchases.
For the 39-week period ended July 3, 2021, the Company made purchases from two vendors that accounted for 23% of total purchases. For the 39-week period ended June 27, 2020, the Company made purchases from one vendor that accounted for 10% or greater of total purchases.
As of July 3, 2021 and October 3, 2020, all debt outstanding, other than Paycheck Protection Program loans and the note payable to the sellers of the Blue Moon Fish Company, is with one lender (see Note 8 – Notes Payable).
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
Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price, temporary closures of the Company's restaurants and the challenging environment for the restaurant industry in general, the Company determined that there were indicators of potential impairment of its goodwill and trademarks during the 13 weeks ended July 3, 2021. As such, the Company performed a qualitative assessment for both goodwill and its trademarks and concluded that the fair value of these assets exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or trademarks during the 13 and 39 weeks ended July 3, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the 13 and 39 weeks ended July 3, 2021. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenues when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $1,140,000 and $25,000 in catering services revenue for the 13-week periods ended July 3, 2021 and June 27, 2020, respectively, and $1,347,000 and $7,259,000 for the 39-week periods ended July 3, 2021 and June 27, 2020, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets as of July 3, 2021, October 3, 2020 and September 29, 2019, was $4,652,000, $3,661,000 and $4,549,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of July 3, 2021 and October 3, 2020, the total liability for gift cards in the amounts of approximately $198,000 and $227,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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
SEGMENT REPORTING — As of July 3, 2021, the Company owned and operated 18 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	July 3, 2021	October 3, 2020
	(in thousands)
Cash and cash equivalents	$676	$567
Accounts receivable	218	162
Inventories	29	27
Prepaid and refundable income taxes	278	274
Prepaid expenses and other current assets	47	13
Due from Ark Restaurants Corp. and affiliates (1)	420	419
Fixed assets - net	219	241
Operating lease right-of-use assets - net	2,406	2,658
Other assets	82	82
Total assets	$4,375	$4,443

Accounts payable - trade	$134	$119
Accrued expenses and other current liabilities	565	331
Current portion of operating lease liabilities	243	226
Current portion of notes payable	77	—
Operating lease liabilities, less current portion	2,257	2,442
Notes payable, less current portion	290	723
Total liabilities	3,566	3,841
Equity of variable interest entities	809	602
Total liabilities and equity	$4,375	$4,443
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
The consolidated condensed statements of operations for the 13 and 39 weeks ended July 3, 2021 include revenues and net income of approximately $2,141,000 and $4,582,000 and $432,000 and $887,000, respectively, related to Blue Moon Fish Company. The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated condensed statements of operations for the 13 and 39 weeks ended June 27, 2020 and the 39 weeks ended July 3, 2021 and includes the results of operations for Blue Moon Fish Company for the period prior to acquisition. The unaudited pro forma financial information (which is presented in thousands except per share and share data), which has been adjusted for interest expense on the note, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Blue Moon Fish Company occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	13 Weeks Ended	39 Weeks Ended
	June 27, 2020	July 3, 2021	June 27, 2020
	(unaudited)	(unaudited)

Total revenues	$7,575	$89,708	$88,264
Net income (loss)	$(2,595)	$6,102	$(2,280)
Net income (loss) per share - basic	$(0.74)	$1.74	$(0.65)
Net income (loss) per share - diluted	$(0.74)	$1.69	$(0.65)

Shares - Basic	3,502	3,512	3,500
Shares - Diluted	3,502	3,602	3,500

On January 26, 2021, the Company exercised its right-of-first-refusal to acquire the land, building and parking lot associated with JB’s on the Beach and immediately contributed such rights and interest to an unrelated entity ("Newco") that purchased the properties on March 22, 2021. In exchange, the Company received a 5% interest in Newco, which plans future development of the sites. In addition, all rights and privileges under the current lease were assigned to Newco, as landlord and the lease terms remain unchanged.

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

5.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls with no change in ownership, bringing its total investment to $5,108,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. There are no observable prices for this investment.
Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the temporary closure of the NMR facility, the Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 and 39 weeks ended July 3, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR, a related party). As of July 3, 2021 and October 3, 2020, no amounts were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,807,000 and $1,766,000 are included in Investment In and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at July 3, 2021 and October 3, 2020, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	July 3, 2021	October 3, 2020
	(In thousands)

Sales tax payable	$1,138	$477
Accrued wages and payroll related costs	4,328	3,302
Customer advance deposits	4,652	3,661
Accrued occupancy and other operating expenses	4,993	5,248
	$15,111	$12,688

7.    LEASES
Other than locations where we own the underlying property, we lease our restaurant locations as well as our corporate office under various non-cancelable real estate lease agreements that expire on various dates through 2046. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of ASC Topic 842.
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of July 3, 2021. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of operations.
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
The components of lease expense in the consolidated condensed statements of operations are as follows:

	13 Weeks Ended		39 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	(In thousands)		(In thousands)
Operating lease expense - occupancy expenses (1)	$2,899	$2,088	$6,836	$7,005
Occupancy lease expense - general and administrative expenses	118	158	270	481
Variable lease expense	158	132	1,553	2,500
Total lease expense	$3,175	$2,378	$8,659	$9,986
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	39 Weeks Ended
	July 3, 2021	June 27, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$6,992	$8,086
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$8,712	$62,330
The weighted average remaining lease terms and discount rates as of July 3, 2021 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	12.8 years	5.2%
The annual maturities of our lease liabilities as of July 3, 2021 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
October 2, 2021	$2,363
October 1, 2022	9,565
September 30, 2023	8,076
September 28, 2024	7,694
September 27, 2025	6,685
Thereafter	50,508
Total future lease commitments	84,891
Less imputed interest	(23,719)
Present value of lease liabilities	$61,172

8.    NOTES PAYABLE
Long-term debt consists of the following:

	July 3, 2021	October 3, 2020
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,544	$3,758
Promissory Note - Shuckers purchase	4,079	4,335
Promissory Note - Oyster House purchase	3,646	4,109
Promissory Note - JB's on the Beach purchase	5,000	5,750
Promissory Note - Sequoia renovation	2,286	2,629
Revolver Borrowings	9,666	9,666
Promissory Note - Blue Moon Fish Company (see Note 3)	886	—
Paycheck Protection Program Loans	7,851	14,995
	36,958	45,242
Less: Current maturities	(7,377)	(9,001)
Less: Unamortized deferred financing costs	(126)	(173)
Long-term debt	$29,455	$36,068

Notes Payable - Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which was to mature on May 19, 2022 (as extended). The Revolving Facility provided for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. On July 26, 2021, all outstanding Revolver Borrowings, in the amount of $9,666,000, were converted to a promissory note with quarterly principal payments of $500,000 commencing on September 1, 2021, with a balloon payment of $2,166,000 on June 1, 2025. Such note bears interest at LIBOR plus 3.5% per annum. We expect that the LIBOR rate will be discontinued at some point during 2021 and to work with BHBM to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense.
The Revolving Facility, which includes all of the above promissory notes, also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The Revolving Facility contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership.
Borrowings under the Revolving Facility are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.
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

Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower used the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans outstanding at July 3, 2021 will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the remaining PPP Loans, in whole or in part. Accordingly, based on the above, we have classified $2,439,000 of the PPP Loans as short-term in the consolidated condensed balance sheet as of July 3, 2021.

During the 13 and 39 weeks ended July 3, 2021, $3,195,000 (including $36,000 of accrued interest) and $7,318,000 of PPP Loans (including $63,000 of accrued interest), respectively, were forgiven. To the extent, if any, that any of the remaining PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $271,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $15,000 and $13,000 is included in interest expense for the 13 weeks ended July 3, 2021 and June 27, 2020, respectively. Amortization expense was $47,000 and $33,000 for the 39 weeks ended July 3, 2021 and June 27, 2020, respectively.

9.    COMMITMENTS AND CONTINGENCIES
Leases — The Company leases several restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2046. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurant’s sales in excess of stipulated amounts at such facility and in one instance based on profits. In connection with one of our leases, the Company obtained and delivered an irrevocable letter of credit in the amount of approximately $238,000 as a security deposit under such lease.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint sought unspecified money damages, together with interest, liquidated damages and attorney fees.  In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received preliminary approval by the New York State Supreme Court, for approximately the amount which was previously accrued.

10.    STOCK OPTIONS
The Company has options outstanding under two stock option plans, the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire 10 years after the date of grant.
During the 13-week periods ended July 3, 2021 and June 27, 2020, no options to purchase shares of common stock were issued by the Company
During the 39-week period ended July 3, 2021, options to purchase 110,500 shares of common stock at an exercise price of $10.65 per share were granted to employees and directors of the Company (the "2021 Grant").  Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and as to 50% on the fourth anniversary of the date of grant. Such options had an aggregate grant date fair value of $2.22 per share and totaled approximately $246,000.
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
A summary of stock option activity is presented below:

	2021
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	626,500	$20.41	6.1 years
Options:
Granted	110,750	$10.65
Exercised	(49,149)	$14.40
Canceled or expired	(17,000)	$21.05
Outstanding and expected to vest, end of period	671,101	$19.22	6.3 years	$1,383,000
Exercisable, end of period	302,351	$20.10	3.2 years	$399,000
Shares available for future grant	63,750

Compensation cost charged to operations for the 13 weeks ended July 3, 2021 and June 27, 2020 for share-based compensation programs was approximately $74,000 and $58,000, respectively, and for the 39 weeks ended July 3, 2021 and June 27, 2020 was approximately $207,000 and $113,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of July 3, 2021, there was approximately $810,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.2 years.

11.    INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, Interim Reporting and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. In addition, the tax effects of unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in enacted tax laws are recognized discretely in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating (loss) income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained, or the tax environment changes.

On March 27, 2020, the CARES Act was enacted to provide economic relief to those impacted by the COVID-19 pandemic. In addition to the PPP loans, the CARES Act made various tax law changes including among other things (i) modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 tax years to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes, (ii) enhanced recoverability of AMT tax credit carryforwards, (iii) increased the limitation under Internal Revenue Code ("IRC") Section 163(j) for 2019 and 2020 to permit additional expensing of interest, and (iv) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k).

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the 13 and 39 weeks ended July 3, 2021, the Company recorded income for financial reporting purposes related to the forgiveness of some of its PPP loans. The forgiveness of these PPP loans is not taxable. The income recorded for financial reporting purposes was considered an unusual or infrequent event and the tax effect was recorded discretely in the quarter in which the loans were forgiven.

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

The provision for income taxes for the 13-week period ended July 3, 2021 was $4,684,000. The effective tax rate for the 13-week period ended July 3, 2021 of 58.5% differed from the statutory rate of 21% primarily related to changes in the annual effective tax rate as a result of updated forecasts of pre-tax earnings coupled with a discrete tax benefit attributable to the income related to the PPP loan forgiveness which is not taxable for income tax reporting purposes.

The income tax benefit for the 39-week period ended July 3, 2021 was $(155,000). The effective tax rate for the 39-week period ended July 3, 2021 of -2.31% differed from the statutory rate of 21% primarily related to the discrete tax benefit attributable to the income related to the PPP loan forgiveness which is not taxable for income tax reporting purposes.

The income tax benefit for the 13- and 39-week periods ended June 27, 2020 was ($3,118,000) and $(3,213,000), respectively. The effective tax rate for the 13- and 39-week periods ended June 27, 2020 of 52.3% and 53.1%, respectively, differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits and the incremental benefit arising from the ability to carryback fiscal 2020 net operating losses to prior years when the tax rate was 34%.

The Company’s overall effective tax rate in the future will be affected by factors such as changes in tax law, the utilization of state and local net operating loss carryforwards, the generation of FICA tax credits, additional forgiveness of PPP loans and the mix of earnings by state taxing jurisdictions as Nevada does not impose a state income tax, as compared to the other major state and local jurisdictions in which the Company has operations. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	13 Weeks Ended		39 Weeks Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Basic	3,522	3,502	3,512	3,500
Effect of dilutive securities:
Stock options	126	—	90	—
Diluted	3,648	3,502	3,602	3,500

For the 13- and 39-week periods ended July 3, 2021, the dilutive effect of 443,500 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13- and 39-week periods ended June 27, 2020, the dilutive effect of all outstanding options to purchase shares of our common stock were not included in diluted earnings per share as their impact would have been anti-dilutive.

13.    SUBSEQUENT EVENTS
On August 3, 2021, New York City became the first U.S. city to require proof of at least one dose of a COVID-19 vaccine for a variety of activities for workers and customers, including indoor dining. The requirements are effective starting on August 16, 2021 with enforcement to begin on September 13, 2021.
As a result of these new requirements, the Company temporarily closed Clyde Frazier's Wine & Dine on August 8, 2021.

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
COVID-19 Pandemic
The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our operations and financial results for the foreseeable future. As of July 3, 2021, all of our restaurants have re-opened and currently, national, state and local jurisdictions have removed their capacity restrictions on businesses and therefore our restaurants are serving customers in our dining rooms without social distancing requirements. However, we cannot predict whether we will be required to limit capacity or close again in the future, as these decisions will depend primarily on the actions of a number of governmental bodies over which we have no control. It is possible additional outbreaks could require us to reduce our capacity, implement social distancing or further suspend our in-restaurant dining operations, and there is no guarantee that state and local jurisdictions, that have currently eased restrictions, will not reverse or roll-back the restrictions, as many have done in the past. Additionally, our restaurant operations have been and could continue to be disrupted by employee staffing issues because of illness, fear of contracting COVID-19 or caring for family members due to COVID-19, or for other reasons. Furthermore, we remain in regular contact with our major suppliers and while to date we have not experienced significant disruptions in our supply chain due to COVID-19, we could see significant future disruptions should the impacts of COVID-19 extend for a considerable amount of time.
As a result of the COVID-19 pandemic, the Company experienced a significant negative impact on its revenues, results of operations and cash flows, and has a working capital deficiency of $(2,134,000) as of July 3, 2021. However, we believe that our existing cash balances, current banking facilities and cash provided by operations will be sufficient to meet our liquidity and capital spending requirements through August 18, 2022.
Overview
As of July 3, 2021, the Company owned and operated 18 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
The consolidated condensed statements of operations for the 13 and 39 weeks ended July 3, 2021 include revenues and income of approximately $2,141,000 and $4,582,000 and $432,000 and $887,000, respectively, related to Blue Moon Fish Company, which was acquired on December 1, 2020.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended July 3, 2021 and June 27, 2020 each included 13 and 39 weeks.

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
Results of Operations
The Company’s operating income for the 13 weeks ended July 3, 2021 was $5,113,000, as compared to an operating loss of $(5,623,000) for the 13 weeks ended June 27, 2020. This increase resulted primarily from the strong performance of our Florida, Alabama and Las Vegas operations in the current period combined with the fact that all of our properties were closed for the majority of the prior period and operated at limited capacity when they reopened as a result of government mandates in connection with the COVID-19 pandemic.
The Company’s operating income for the 39 weeks ended July 3, 2021 was $309,000, as compared to an operating loss of $(5,123,000) for the 39 weeks ended June 27, 2020. This increase also resulted primarily from the strong performance of our Florida, Alabama and Las Vegas operations in the current quarter combined with the fact that all of our properties were closed for the majority of the third quarter of the prior fiscal year and operated at limited capacity when they reopened as a result of government mandates in connection with the COVID-19 pandemic.
The following table summarizes the significant components of the Company’s operating results for the 13- and 39-week periods ended July 3, 2021 and June 27, 2020:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	July 3, 2021	June 27, 2020	$	%	July 3, 2021	June 27, 2020	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$42,137	$6,907	$35,230	510.1%	$87,207	$82,850	$4,357	5.3%
Other revenue	828	292	536	183.6%	1,824	1,866	(42)	-2.3%
Total revenues	42,965	7,199	35,766	496.8%	89,031	84,716	4,315	5.1%
COSTS AND EXPENSES:
Food and beverage cost of sales	12,676	1,847	10,829	586.3%	26,382	22,366	4,016	18.0%
Payroll expenses	12,304	3,701	8,603	232.5%	29,345	31,925	(2,580)	-8.1%
Occupancy expenses	4,251	3,004	1,247	41.5%	11,248	12,274	(1,026)	-8.4%
Other operating costs and expenses	4,737	852	3,885	456.0%	11,077	11,834	(757)	-6.4%
General and administrative expenses	2,802	2,437	365	15.0%	7,625	7,888	(263)	-3.3%
Loss on termination of lease	—	—	—	—%	—	364	(364)	-100.0%
Depreciation and amortization	1,082	981	101	10.3%	3,045	3,188	(143)	-4.5%
Total costs and expenses	37,852	12,822	25,030	195.2%	88,722	89,839	(1,117)	-1.2%
OPERATING INCOME (LOSS)	$5,113	$(5,623)	$10,736	190.9%	$309	$(5,123)	$5,432	106.0%

Revenues
During the 13-week period ended July 3, 2021, revenues increased 496.8% as compared to revenues in the 13-week period ended June 27, 2020. This increase resulted primarily from all of our properties operating with no capacity restrictions in the current period combined with the fact that all of our properties were closed for the majority of the prior period and operated at limited capacity when they reopened as a result of government mandates in connection with the COVID-19 pandemic.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales increased 455.0% during the third fiscal quarter of 2021 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	July 3, 2021	June 27, 2020	$	%
	(in thousands)
Las Vegas	$12,144	$1,462	$10,682	730.6%
New York	5,501	125	5,376	4,300.8%
Washington, D.C.	3,192	166	3,026	1,822.9%
Atlantic City, NJ	554	—	554	N/A
Connecticut	103	—	103	N/A
Alabama	5,073	2,436	2,637	108.3%
Florida	13,873	3,098	10,775	347.8%
Same-store sales	40,440	7,287	$33,153	455.0%
Other	1,697	(380)
Food and beverage sales	$42,137	$6,907
The increases in same-store sales for the 13-week period ended July 3, 2021 as compared to the same period of the prior year are the result of all of our properties operating with no capacity restrictions in the current period combined with the fact that all of our properties were closed for the majority of the prior period and operated at limited capacity when they reopened as a result of government mandates in connection with the COVID-19 pandemic.
Costs and Expenses
Costs and expenses for the 13- and 39-weeks ended July 3, 2021 and June 27, 2020 were as follows (in thousands):

	13 Weeks Ended July 3, 2021	% to Total Revenues	13 Weeks Ended June 27, 2020	% to Total Revenues	Increase (Decrease)		39 Weeks Ended July 3, 2021	% to Total Revenues	39 Weeks Ended June 27, 2020	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$12,676	29.5%	$1,847	25.7%	10,829	586.3%	$26,382	29.6%	$22,366	26.4%	4,016	18.0%
Payroll expenses	12,304	28.6%	3,701	51.4%	8,603	232.5%	29,345	33.0%	31,925	37.7%	(2,580)	-8.1%
Occupancy expenses	4,251	9.9%	3,004	41.7%	1,247	41.5%	11,248	12.6%	12,274	14.5%	(1,026)	-8.4%
Other operating costs and expenses	4,737	11.0%	852	11.8%	3,885	456.0%	11,077	12.4%	11,834	14.0%	(757)	-6.4%
General and administrative expenses	2,802	6.5%	2,437	33.9%	365	15.0%	7,625	8.6%	7,888	9.3%	(263)	-3.3%
Loss on termination of lease	—	—%	—	—%	—	—%	—	—%	364	0.4%	(364)	-100.0%
Depreciation and amortization	1,082	2.5%	981	13.6%	101	10.3%	3,045	3.4%	3,188	3.8%	(143)	-4.5%
Total costs and expenses	$37,852		$12,822		$25,030		$88,722		$89,839		$(1,117)

Food and beverage costs as a percentage of total revenues for the 13- and 39-weeks ended July 3, 2021 increased as compared with the same period of last year primarily as a result of increases in costs of seafood and other high-volume items.

Payroll expenses as a percentage of total revenues for the 13- and 39-weeks ended July 3, 2021 decreased as compared with the same period of last year primarily as a result of retaining key restaurant management personnel with lower corresponding revenues in the prior period as a result of the government mandated closures and/or capacity restrictions at all of our restaurants in connection with the COVID-19 pandemic.

Occupancy expenses as a percentage of total revenues for the 13- and 39-weeks ended July 3, 2021 decreased as compared with the same period of last year primarily as a result of the fixed nature of many of these expenses and lower sales in the prior period as a result of the COVID-19 pandemic.

Other operating costs and expenses as a percentage of total revenues for the 13- and 39-weeks ended July 3, 2021 as compared to the same period of last year decreased primarily as a result of the fixed nature of some of these expenses and lower sales in the prior period as a result of the COVID-19 pandemic, decreased maintenance at properties where we are experiencing lower traffic and increased professional fees at the restaurant-level in the prior periods.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13-weeks ended July 3, 2021 increased as compared with the same period of last year primarily as a result of headcount and salary reductions of corporate personnel in the prior period as a result of the impacts on our business from the COVID-19 pandemic. General and administrative expenses for the 39-weeks ended July 3, 2021 decreased as compared with the same period of last year primarily as a result of lower legal fees in the current period partially offset by headcount and salary reductions of corporate personnel in the prior period as a result of the impacts on our business from the COVID-19 pandemic.

Depreciation and amortization expense for the 13-weeks ended July 3, 2021 increased as compared to the same period of last year primarily as a result of assets placed in service in the current period. Depreciation and amortization expense for the 39-weeks ended July 3, 2021 decreased as compared to the same period of last year primarily as a result of lower charges in the current period as a result of asset impairments in the first quarter of 2020.
Income Taxes

We calculate our interim income tax provision in accordance with ASC Topic 270, Interim Reporting and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. In addition, the tax effects of unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in enacted tax laws are recognized discretely in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating (loss) income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained, or the tax environment changes.

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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the 13 and 39-weeks ended July 3, 2021, the Company recorded income for financial reporting purposes related to the forgiveness of some of its PPP loans. The forgiveness of these PPP loans is not taxable. The income recorded for financial reporting purposes was considered an unusual or infrequent event and the tax effect was recorded discretely in the quarter in which the loans were forgiven.

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

The provision for income taxes for the 13-week period ended July 3, 2021 was $4,684,000. The effective tax rate for the 13-week period ended July 3, 2021 of 58.5% differed from the statutory rate of 21% primarily related to changes in the annual effective tax rate as a result of updated forecasts of pre-tax earnings coupled with a discrete tax benefit attributable to the income related to the PPP loan forgiveness which is not taxable for income tax reporting purposes.

The income tax benefit for the 39-week period ended July 3, 2021 was $(155,000). The effective tax rate for the 39-week period ended July 3, 2021 of -2.31% differed from the statutory rate of 21% primarily related to the discrete tax benefit attributable to the income related to the PPP loan forgiveness which is not taxable for income tax reporting purposes.

The income tax benefit for the 13- and 39-week periods ended June 27, 2020 was ($3,118,000) and $(3,213,000), respectively. The effective tax rate for the 13 and 39-week periods ended June 27, 2020 of 52.3% and 53.1%, respectively, differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits and the incremental benefit arising from the ability to carryback fiscal 2020 net operating losses to prior years when the tax rate was 34%.

The Company’s overall effective tax rate in the future will be affected by factors such as changes in tax law, the utilization of state and local net operating loss carryforwards, the generation of FICA tax credits. additional forgiveness of PPP loans and the mix of earnings by state taxing jurisdictions as Nevada does not impose a state income tax, as compared to the other major state and local jurisdictions in which the Company has operations. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.
Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions, acquisitions and large remodeling projects. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and smaller remodeling projects of existing restaurants we own. Consistent with many other restaurant operators, we typically use operating lease arrangements for our restaurants. In recent years we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. As of July 3, 2021, we had a cash and cash equivalents balance of $18,280,000.

The Company had a working capital deficiency of $(2,134,000) at July 3, 2021 as compared with a deficiency of $(3,234,000) at October 3, 2020. This increase resulted primarily from cash provided by operations offset by a change in our debt maturities in connection with conversion of our revolving credit borrowings to term loans. We believe that our existing cash balances and current banking facilities will be sufficient to meet our liquidity and capital spending requirements and finance our operating activities for at least the next 12 months.

Our liquidity has been adversely affected primarily by decreased customer traffic as a result the government mandated closures and capacity restrictions at all our of restaurants in connection with the COVID-19 pandemic.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our operations and financial results for the foreseeable future. As of July 3, 2021, all of our restaurants have re-opened and currently, national, state and local jurisdictions have removed their capacity restrictions on businesses and therefore our restaurants are serving customers in our dining rooms without social distancing requirements. However, we cannot predict whether we will be required to limit capacity or close again in the future, as these decisions will depend primarily on the actions of a number of governmental bodies over which we have no control. It is possible additional outbreaks could require us to reduce our capacity, implement social distancing or further suspend our in-restaurant dining operations, and there is no guarantee that state and local jurisdictions, that have currently eased restrictions, will not reverse or roll-back the restrictions, as many have done in the past. Additionally, our restaurant operations have been and could continue to be disrupted by employee staffing issues because of illness, fear of contracting COVID-19 or caring for family members due to COVID-19, or for other reasons. Furthermore, we remain in regular contact with our major suppliers and while to date we have not experienced significant disruptions in our supply chain due to COVID-19, we could see significant future disruptions should the impacts of COVID-19 extend for a considerable amount of time.

Due to the fluidity of the COVID-19 pandemic, management cannot determine the ultimate impact that it will have on the Company’s consolidated financial condition, liquidity, future results of operations, suppliers, industry, and workforce and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain. The disruption in operations has led the Company to consider the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. If these disruptions were to re-occur, they could have a material negative impact on our consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will be determined, in part, by the longevity and severity of the pandemic.

Cash Flows for 39 Weeks Ended July 3, 2021 and June 27, 2020
Net cash provided by operating activities for the 39-weeks ended July 3, 2021 increased to $6,648,000 as compared to $(2,510,000) used in operations in the same period of last year. This increase was attributable to an increase in operating income as a result of the continued recovery from the COVID-19 pandemic and changes in net working capital primarily related to accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the 39-weeks ended July 3, 2021 and June 27, 2020 was $(3,455,000) and $(1,986,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants and, in the current period, the cash portion of the purchase price of the Blue Moon Fish Company acquisition.
Net cash used in financing activities for the 39-weeks ended July 3, 2021 of $(1,799,000) resulted primarily from principal payments on notes payable and the payment of distributions to non-controlling interests partially offset by proceeds from stock option exercises.
Net cash provided by financing activities for the 39-weeks ended June 27, 2020 of $18,044,000 resulted primarily from borrowings under our credit facility and proceeds from PPP loans partially offset by principal payments on notes payable and the payment of dividends.
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
On January 26, 2021, the Company exercised its right-of-first-refusal to acquire the land, building and parking lot associated with JB’s on the Beach and immediately contributed such rights and interest to an unrelated entity ("Newco") that purchased the properties on March 22, 2021. In exchange, the Company received a 5% interest in Newco, as defined, which plans future development of the sites. In addition, all rights and privileges under the current lease were assigned to Newco, as landlord and the lease terms remain unchanged.
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
Investment in and Receivable from New Meadowlands Racetrack
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls with no change in ownership, bringing its total investment to $5,108,000.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,807,000 and $1,766,000 are included in Investment In and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at July 3, 2021 and October 3, 2020, respectively.
On June 7, 2018, the New Jersey State Legislature voted to legalize sports betting at casinos and racetracks in the state. Pursuant to this legislation NMR opened a sports book in partnership with FanDuel, a leading provider of daily fantasy sports.
Notes Payable – Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which was to mature on May 19, 2022 (as extended). The Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. On July 26, 2021, all outstanding Revolver Borrowings, in the amount of $9,666,000, were converted to a promissory note with quarterly principal payments of $500,000 commencing on September 1, 2021, with a balloon payment of $2,166,000 on June 1, 2025. Such note bears interest at LIBOR plus 3.5% per annum. We expect that the LIBOR rate will be discontinued at some point during 2021 and to work with BHBM to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense.
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
On June 12, 2020 and again on February 15, 2021, as a result of the impact of the COVID-19 pandemic on our business, BHBM agreed to modified financial covenants through fiscal Q2 2022. The Company was in compliance with all of its financial covenants under the Revolving Facility as of July 3, 2021.
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13-weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower used the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans outstanding at July 3, 2021 will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the remaining PPP Loans, in whole or in part.
During the 13 and 39 weeks ended July 3, 2021, $3,195,000 (including $36,000 of accrued interest) and $7,318,000 of PPP Loans (including $63,000 of accrued interest), respectively, were forgiven. To the extent, if any, that any of the remaining PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date.
Recent Events
On August 3, 2021, New York City became the first U.S. city to require proof of at least one dose of a COVID-19 vaccine for a variety of activities for workers and customers, including indoor dining. The requirements are effective starting on August 16, 2021 with enforcement to begin on September 13, 2021.
As a result of these new requirements, the Company temporarily closed Clyde Frazier's Wine & Dine on August 8, 2021.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of July 3, 2021 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint sought unspecified money damages, together with interest, liquidated damages and attorney fees.  In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received preliminary approval by the New York State Supreme Court, for approximately the amount which was previously accrued.
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

Date:	August 17, 2021

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)