Form 10-K
period 2021-10-02
ARK RESTAURANTS CORP
filed 2021-12-21
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2021
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of April 3, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $45,957,885.
At December 17, 2021, there were outstanding 3,551,556 shares of the Registrant’s Common Stock, $.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
(1) In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders filed within 120 days of October 2, 2021 or will be included in an amendment to this Form 10-K filed within 120 days of October 2, 2021.

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
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:
•the risk associated with the continued impacts of the COVID-19 pandemic on our company, our employees, our customers, our partners, our industry and the economy as a whole, including the potential for a complete shutdown of our restaurants, supply chain disruptions, demonstrations, political unrest and potential damage to our restaurants;
•the adverse impact of current and future economic conditions on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;
•the adverse impact of civil unrest on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;
•increases in wages and benefit costs, including the cost of group medical insurance;
•our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
•vulnerability to changes in consumer preferences and economic conditions;
•vulnerability to conditions in the cities in which we operate;
•vulnerability to adverse weather conditions and natural disasters given the geographic concentration and real estate intensive nature of our business;
•our ability to extend existing leases on favorable terms:
•increases in food, beverage and supply costs, especially for seafood, shellfish, chicken and beef;
•negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
•concerns about food safety and quality and about food-borne illnesses;

•the reliance of the Company on the continued service of its executive officers;
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
We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of all of our restaurants. In the third quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, as of October 2, 2021, all of our restaurants were operating with no indoor dining restrictions. We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether it will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruption and consumer behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.
Overview
We are a New York corporation formed in 1983. As of the fiscal year ended October 2, 2021, we owned and/or operated 17 restaurants and bars, 17 fast food concepts and catering operations through our subsidiaries. Four of our restaurant and bar facilities are located in New York City, one is located in Washington, D.C., five are located in Las Vegas, Nevada, one is located in Atlantic City, New Jersey, four are located on the east coast of Florida and two are located on the gulf coast of Alabama.
Our restaurants are typically larger, destination properties intended to benefit from high patron traffic attributable to the uniqueness of the location and catered events. All of our expansion in recent years has been through acquisitions as follows: The Rustic Inn in Dania Beach, Florida (2014); Shuckers in Jensen Beach, Florida (2016); two Original Oyster Houses, one in Gulf Shores, Alabama and one in Spanish Fort, Alabama (2017), JB's on the Beach in Deerfield Beach, Florida (2019), and Blue Moon Fish Company (2021) in Lauderdale-by-the-Sea, Florida.
The names and themes of each of our restaurants are different except for our two Broadway Burger Bar and Grill restaurants and two Original Oyster House restaurants. The menus in our restaurants are extensive, offering a wide variety of high-quality foods at generally moderate prices. The atmosphere at many of the restaurants is lively and extremely casual. Most of the restaurants have separate bar areas, are open seven days a week and most serve lunch as well as dinner. A majority of our net sales are derived from dinner as opposed to lunch service.
While decor differs from restaurant to restaurant, interiors are marked by distinctive architectural and design elements which often incorporate dramatic interior open spaces and extensive glass exteriors. The wall treatments, lighting and decorations are typically vivid, unusual and, in some cases, highly theatrical.

The following table sets forth the restaurant properties we lease, own and operate as of October 2, 2021:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)
Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2032
Bryant Park Grill & Café	Bryant Park New York, New York	1995	25,000	180	(820)	2025
America (4)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2023
Gallagher’s Steakhouse (4)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	5,500	260		2023
Gonzalez y Gonzalez (4)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	2,000	120		2023
Village Eateries (4)(5)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	6,300	400	(*)	2023
Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2026
Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035
Broadway Burger Bar and Grill	Tropicana Hotel and Casino Atlantic City, New Jersey	2013	6,825	225		2033
The Rustic Inn	Dania Beach, Florida	2014	16,150	575	(75)	Owned
Fever-Tree Porch (6)	Bryant Park New York, New York	2015	2,240	—	(160)	2025
Shuckers	Jensen Beach, Florida	2016	7,310	220	(170)	Owned
The Original Oyster House	Gulf Shores, Alabama	2017	9,230	300		Owned
The Original Oyster House	Spanish Fort, Alabama	2017	10,500	420		Owned
JB's on the Beach	Deerfield Beach, Florida	2019	10,000	365	(100)	2044
Blue Moon Fish Company	Lauderdale-by-the-Sea, Florida	2021	4,800	240	(30)	2046
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

(6)This location is for a kiosk located at Bryant Park, New York, NY and all seating is outdoors.
(*)Represents common area seating.
The following table sets forth our less than wholly-owned properties that are managed by us, which have been consolidated as of October 2, 2021 – see Notes 1 and 2 to the Consolidated Financial Statements:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)
El Rio Grande (4)(5)	Third Avenue (between 38th and 39th Streets) New York, New York	1987	4,000	220	(60)	2029
Tampa Food Court (6)(7)	Hard Rock Hotel and Casino Tampa, Florida	2004	4,000	250	(*)	2029
Hollywood Food Court (6)(7)	Hard Rock Hotel and Casino Hollywood, Florida	2004	9,000	250	(*)	2029
Lucky Seven(6)	Foxwoods Resort Casino Ledyard, Connecticut	2006	4,825	1,000	(**)	2026
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
Prior to the COVID-19 pandemic, the Company was in the process of developing three restaurants at a large outdoor mall in Easton, Ohio in partnership with the landlord. In connection therewith, the Company had capitalized costs of approximately $400,000, of which $200,000 was reimbursed by the landlord in October 2020. The Company does not expect this project to continue. Accordingly, the balance of the unreimbursed costs in the amount of $200,000 were written off and are included in general and administrative expenses for the year ended October 3, 2020.
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
As of January 2, 2021, the Company determined that it would not reopen Thunder Grill in Washington, D.C. which had been closed since March 20, 2020. This closure did not result in a material charge to the Company’s operations.
On September 1, 2021, the Company advised the landlord of Clyde Frazier's Wine and Dine that we would be closing the property permanently and terminating the lease. In connection with this notification, the Company recorded a gain of $810,000 during the year ended October 2, 2021 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $318,000, (ii) impairment of long-lived assets in the amount of $69,000 and (iii) the write-off of our security deposit in the amount of $121,000 offset by the write-off of ROU assets and related lease liabilities in the net amount of $1,318,000.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan discussed above. The principal and accrued interest related to this note, after a $500,000 payment made in July 2021, in the amounts of $1,317,000 and $1,766,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at October 2, 2021 and October 3, 2020, respectively.
On June 7, 2018, the New Jersey State Legislature voted to legalize sports betting at casinos and racetracks in the state. Pursuant to this legislation, NMR operates a sports book in partnership with FanDuel, a leading provider of daily fantasy sports.
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
We attempt to negotiate short-term and long-term supply agreements depending on market conditions and expected demand. However, we do not contract for long periods of time for our fresh commodities such as produce, poultry, meat, fish and dairy items and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Independent food service distributors deliver most food and supply items daily to restaurants. The financial impact of the termination of any such supply agreements would not have a material adverse effect on our financial position. We believe that we have established stable long-term relationships with several key suppliers, particularly with respect to crabs and other shellfish. Nevertheless, as a result of global restrictions and uncertainty related to the COVID-19 pandemic, we have experienced product supply delays as we and our supply chain partners experience longer lead times and shortages of products and materials. We believe the impact of the COVID-19 pandemic and government responses to the pandemic will continue to impact the ability of our third-party suppliers to supply products to us at the cost and in the time frames and volumes required by us.
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

Employees
At December 10, 2021, we employed 1,741 persons (including employees at managed facilities), 926 of whom were full-time employees, and 815 of whom were part-time employees; 42 of whom were headquarters personnel, 146 of whom were restaurant management personnel, 586 of whom were kitchen personnel and 967 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may adversely affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.
We have experienced aggressive competition for talent, wage inflation and pressure to improve workplace conditions and benefits as a result of the COVID-19 pandemic. The pandemic itself could cause a shortage of labor for restaurant positions as concern over exposure to COVID-19 and other factors could decrease the pool of available qualified talent for key roles. Our compensation packages may prove insufficient to attract and retain the best personnel in light of the challenges posed by the pandemic and wage pressures resulting from the labor shortage. Higher employee turnover levels or our failure to recruit and retain new restaurant employees in a timely manner could impact our ability to grow sales at existing restaurants or open new restaurants and result in higher than projected labor costs.
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

On September 9, 2021, the President announced a proposed new rule requiring that all employers with at least 100 employees require that their employees be fully vaccinated or tested weekly. At this time, it is unclear, among other things, when such a vaccine mandate, or any other mandate (such as in New York City, as is currently being discussed) will go into effect (or if any will go into effect at all); whether any will apply to all employees or only to employees who work in the office; and how compliance will be documented. As a company with more than 100 employees, it is anticipated that, should vaccine mandates go into effect, we would be subject to the OSHA regulation concerning COVID-19 vaccination and the vaccine mandate. Should such a mandate apply to us, we may be required to implement a requirement that all of our employees get vaccinated, subject to limited exceptions. At this time, it is not possible to predict the impact that such a vaccine mandate, any other vaccine mandate, or a vaccine requirement should we adopt one, will have on us or on our workforce. Any vaccine requirement or vaccine mandate, including if implemented, may result in employee attrition, which could materially and adversely affect our business and results of operations.
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
Item 1A. Risk Factors
Not applicable.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our restaurant facilities and our executive offices, with the exception of The Rustic Inn in Dania Beach, Florida, Shuckers in Jensen Beach, Florida and the two Original Oyster House properties in Alabama, are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of October 2, 2021, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Fiscal Year Lease Terms Expire	Number of Facilities

2022-2026	9
2027-2031	3
2032-2036	3
2037-2041	—
2042-2046	2
Our executive, administrative and clerical offices are located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York. Our lease for this office space expires in 2026 and contains two, five-year extension options.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint sought unspecified money damages, together with interest, liquidated damages and attorney fees.  In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received preliminary approval by the New York State Supreme Court, for approximately the amount which was previously accrued. It is anticipated the parties will shortly submit a joint application to the New York State Supreme Court seeking final approval of the settlement.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our Common Stock, $.01 par value, is traded on the Nasdaq Capital Market under the symbol “ARKR.”
As of December 14, 2021 there were 29 holders of record of our common stock and approximately an additional 3,982 beneficial owners.
Dividend Policy
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
During the year ended October 2, 2021, options to purchase 110,750 shares of common stock at an exercise price of $10.65 per share were granted to employees and directors of the Company (the "2021 Grant"). Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and as to 50% on the fourth anniversary of the date of grant. Such options had an aggregate grant date fair value of $2.22 per share and totaled approximately $246,000.
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

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at October 2, 2021:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	596,476	$19.21	63,750
Equity compensation plans not approved by shareholders (1)	None	N/A	None
Total	596,476	$19.21	63,750
Of the 596,476 options outstanding as of October 2, 2021, 218,625 were held by the Company’s officers and directors.
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
Stock Performance Graph
The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s Common Stock for the five-year period commencing September 30, 2016 and ending October 2, 2021 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s Common Stock and in each index on September 30, 2016 and that all dividends paid by companies included in each index were reinvested.

	Cumulative Total Return
	09/30/16	09/30/17	09/30/18	09/28/19	10/03/20	10/02/21
Ark Restaurants Corp.	$100.00	$113.14	$112.48	$103.16	$60.08	$80.95
NASDAQ Composite	100.00	123.68	154.82	155.63	219.37	285.75
SIC Code 5812 - Eating & Drinking Places	100.00	117.18	131.49	173.16	180.23	224.84

Item 6.    Selected Consolidated Financial Data
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Disclosure

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included under Item 8 of this annual report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to, those discussed elsewhere in this annual report. Please see the discussion of forward-looking statements at the beginning of this annual report under "Special Note Regarding Forward-Looking Statements".
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
We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of all of our restaurants. In the third quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, as of October 2, 2021, all of our restaurants were operating with no indoor dining restrictions. We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether it will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruption and consumer behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.
Overview
As of October 2, 2021, the Company owned and operated 17 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance. The consolidated statements of operations for the year ended October 2, 2021 includes revenues and income of approximately $5,929,000 and $981,000, respectively, related to Blue Moon Fish Company, which was acquired on December 1, 2020. As of September 1, 2021, the Company advised the landlord of Clyde Frazier's Wine and Dine that we would be closing the property permanently and terminating the lease. In connection with this notification, the Company recorded a gain of $810,000 during the year ended October 2, 2021 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $318,000, (ii) impairment of long-lived assets in the amount of $69,000 and (iii) the write-off of our security deposit in the amount of $121,000 offset by the write-off of ROU assets and related lease liabilities in the net amount of $1,318,000.

Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended October 2, 2021 and October 3, 2020 included 52 and 53 weeks, respectively.
Seasonality
The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of recent acquisitions mitigates some of the risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warm weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year.
Results of Operations
The Company’s operating income for the year ended October 2, 2021 was $6,207,000 as compared to an operating loss of $(7,796,000) for the year ended October 3, 2020. This increase resulted primarily from the strong performance of our Florida, Alabama and Las Vegas operations in the current year combined with the government mandated closure of our restaurants in March 2020 in connection with the COVID-19 pandemic, with limited capacity when they reopened, as well as a $364,000 loss on the termination of a lease. In addition to the decrease in restaurant revenue from the mandatory closures and operating at varying levels of limited capacity in the year ended October 3, 2020, the Company estimates that it incurred approximately $3,150,000 of costs directly related to COVID-19 consisting primarily of payments to employees for paid-time off during restaurant closures, inventory waste, and rent and rent related costs for closed restaurants from the day that they closed.
The following table summarizes the significant components of the Company’s operating results for the years ended October 2, 2021 and October 3, 2020, respectively:

	Year Ended		Variance
	October 2, 2021	October 3, 2020	$	%
REVENUES:
Food and beverage sales	$128,988	$104,062	$24,926	24.0%
Other revenue	2,882	2,428	454	18.7%
Total revenues	131,870	106,490	25,380	23.8%
COSTS AND EXPENSES:
Food and beverage cost of sales	38,950	28,583	10,367	36.3%
Payroll expenses	42,579	40,975	1,604	3.9%
Occupancy expenses	14,747	15,391	(644)	-4.2%
Other operating costs and expenses	16,044	14,757	1,287	8.7%
General and administrative expenses	10,523	10,160	363	3.6%
(Gain) loss on lease termination	(810)	364	(1,174)	-322.5%
Depreciation and amortization	3,630	4,056	(426)	-10.5%
Total costs and expenses	125,663	114,286	11,377	10.0%
OPERATING INCOME (LOSS)	$6,207	$(7,796)	$14,003	-179.6%

Revenues
During the year ended October 2, 2021, revenues increased 23.8% as compared to revenues in the year ended October 3, 2020. This increase resulted primarily from our properties operating with fewer or no capacity restrictions in the current year in comparison to prior year as a result of government mandates in connection with the COVID-19 pandemic.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store food and beverage sales increased 25.4% for the year ended October 2, 2021 as compared to the year ended October 3, 2020 as follows:

	Year Ended		Variance
	October 2, 2021	October 3, 2020	$	%
	(in thousands)
Las Vegas	$37,767	$30,445	$7,322	24.0%
New York	15,037	15,968	(931)	-5.8%
Washington, D.C.	8,169	5,740	2,429	42.3%
Atlantic City, NJ	2,055	1,187	868	73.1%
Connecticut	384	859	(475)	-55.3%
Alabama	14,506	10,813	3,693	34.2%
Florida	44,889	32,935	11,954	36.3%
Same-store sales	122,807	97,947	$24,860	25.4%
Other	6,181	6,115
Food and beverage sales	$128,988	$104,062
The increase in company-wide same-store sales was driven primarily by increased customer traffic as a result of the impact of the COVID-19 pandemic on the prior year combined with targeted increases in menu pricing in the current year. Same-store sales in New York decreased 5.8% due to lower traffic in midtown Manhattan where our properties are located as a result of companies allowing employees to continue to work from home. Same-store sales in Connecticut decreased 55.3% due to declining traffic at the Foxwoods Resort and Casino where our property is located.
Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period (Blue Moon Fish Company - $5,929,000 in 2021), sales related to properties that were closed (Clyde Frazier's Wine and Dine - $866,000 in 2021 and $2,038,000 in 2020, Gallagher's Steakhouse and Gallagher's Burger Bar - $430,000 in 2021 and $2,205,000 in 2020 and Thunder Grill - $1,034,000 in 2020) and other adjustments and fees.
Prior to the COVID-19 pandemic, our restaurants generally did not achieve substantial increases in revenue from year to year, which we consider to be typical of the restaurant industry. To achieve significant increases in revenue or to replace revenue of restaurants that lose customer favor or which close because of lease expirations or other reasons, we would have to open additional restaurant facilities or expand existing restaurants. There can be no assurance that a restaurant will be successful after it is opened, particularly since in many instances we do not operate our new restaurants under a trade name currently used by us, thereby requiring new restaurants to establish their own identity.
Other Revenues
Included in Other Revenues are purchase service fees which represent commissions earned by a subsidiary of the Company for providing purchasing services to other restaurant groups, as well as merchandise sales, license fees, property management fees and other rentals. The increase in Other Revenues for the year ended October 2, 2021 as compared to the year ended October 3, 2020 is primarily due to the impact of the COVID-19 pandemic in the prior year.

Costs and Expenses
Costs and expenses for the years ended October 2, 2021 and October 3, 2020 were as follows (in thousands):

	Year Ended October 2, 2021	% to Total Revenues	Year Ended October 3, 2020	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$38,950	29.5%	$28,583	26.8%	$10,367	36.3%
Payroll expenses	42,579	32.3%	40,975	38.5%	1,604	3.9%
Occupancy expenses	14,747	11.2%	15,391	14.5%	(644)	-4.2%
Other operating costs and expenses	16,044	12.2%	14,757	13.9%	1,287	8.7%
General and administrative expenses	10,523	8.0%	10,160	9.5%	363	3.6%
(Gain) loss on lease termination	(810)	-0.6%	364	0.3%	(1,174)	-322.5%
Depreciation and amortization	3,630	2.8%	4,056	3.8%	(426)	-10.5%
Total costs and expenses	$125,663		$114,286		$11,377

Food and beverage costs as a percentage of total revenues for the year ended October 2, 2021 increased as compared to last year primarily as a result of increases in crab, seafood, chicken and beef prices.

Payroll expenses as a percentage of total revenues for the year ended October 2, 2021 decreased as compared to last year primarily as a result of retaining key restaurant management personnel with lower corresponding revenues in the prior period as a result of the government mandated closures and/or capacity restrictions at all of our restaurants in connection with the COVID-19 pandemic partially offset by higher group medical costs, wage rates and overtime in fiscal 2021.

Occupancy expenses as a percentage of total revenues for the year ended October 2, 2021 decreased as compared to last year primarily as a result of the finalization of several abatements with landlords resulting in a reduction of rent expense in the amount of $800,000 in the current year.

Other operating costs and expenses as a percentage of total revenues for the year ended October 2, 2021 decreased as compared to last year as a result of the fixed nature of some of these expenses and lower sales in the prior period as a result of the COVID-19 pandemic, decreased maintenance at properties where we are experiencing lower traffic and increased professional fees at the restaurant-level in the prior periods.

General and administrative expenses (which relate solely to the corporate office in New York City) as a percentage of total revenues for the year ended October 2, 2021 decreased as compared to last year primarily as a result of lower legal fees in the current period partially offset by headcount and salary reductions of corporate personnel in the prior period as a result of the impacts on our business from the COVID-19 pandemic.

Depreciation and amortization expense for the year ended October 2, 2021 decreased as compared to last year primarily as a result of lower charges in the current period as a result of asset impairments in the first quarter of 2020.

(Gain) Loss on Lease Termination
On September 1, 2021, the Company advised the landlord of Clyde Frazier's Wine and Dine that we would be closing the property permanently and terminating the lease. In connection with this notification, the Company recorded a gain of $810,000 during the year ended October 2, 2021 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $318,000, (ii) impairment of long-lived assets in the amount of $69,000 and (iii) the write-off of our security deposit in the amount of $121,000 offset by the write-off of ROU assets and related lease liabilities in the net amount of $1,318,000.
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

Impairment loss from write-down of long-lived assets
Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. Included in the year ended October 2, 2021 is an impairment charge of $69,000 related to Clyde Frazier's Wine and Dine.
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
On March 27, 2020, the CARES Act was enacted to provide economic relief to those impacted by the COVID-19 pandemic. In addition to the Paycheck Protection Program loans, the CARES Act made various tax law changes including among other things (i) modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 tax years to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes, (ii) enhanced recoverability of AMT tax credit carryforwards, (iii) increased the limitation under Internal Revenue Code ("IRC") Section 163(j) for 2019 and 2020 to permit additional expensing of interest, and (iv) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k).

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the year ended October 2, 2021, the Company recorded income for financial reporting purposes related to the forgiveness of $10,400,000 (including $84,000 of accrued interest) of its PPP loans. The forgiveness of these amounts is not taxable.

As a result of the CARES Act and the CAA, the Company carried back taxable losses from fiscal year 2020 and is expected to carryback taxable losses from fiscal 2021 to generate a refund of previously paid income taxes. As a result of these carrybacks, the Company recorded income tax benefits as the taxable losses from fiscal 2020 and fiscal 2021 are being carried back to tax years in which the Company was subject to a higher federal corporate income tax rate. Included in Prepaid and Refundable Income Taxes at October 2, 2021 is $3,766,000 related to these carryback claims.

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
Liquidity and Capital Resources
Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions, acquisitions and large remodeling projects. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and smaller remodeling projects of existing restaurants we own. Consistent with many other restaurant operators, we typically use operating lease arrangements for our restaurants. In recent years we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. As of October 2, 2021, we had a cash and cash equivalents balance of $19,171,000.
We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of all of our restaurants. In the third quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, as of October 2, 2021, all of our restaurants were operating with no indoor dining restrictions. We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether it will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruption and consumer behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.
The Company had a working capital of $2,572,000 at October 2, 2021 as compared with a deficiency of $(3,234,000) at October 3, 2020. This increase resulted primarily from cash provided by operations offset by a change in our debt maturities in connection with conversion of our revolving credit borrowings to term loans. We believe that our existing cash balances and current banking facilities will be sufficient to meet our liquidity and capital spending requirements and finance our operating activities for at least the next 12 months.
Cash Flows for the Years Ended October 2, 2021 and October 3, 2020
Net cash provided by operating activities for the year ended October 2, 2021 increased to $9,294,000 as compared to $(4,528,000) used in operations for the year ended October 3, 2020. This increase was attributable to an increase in operating income as a result of the continued recovery from the COVID-19 pandemic and changes in net working capital primarily related to accounts receivable, inventory, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.
Net cash used in investing activities for the years ended October 2, 2021 and October 3, 2020 was $(3,450,000) and $(2,457,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants and, in the current period, the cash portion of the purchase price of the Blue Moon Fish Company acquisition.
Net cash used in financing activities for the year ended October 2, 2021 of $(3,559,000) resulted primarily from principal payments on notes payable and the payment of distributions to non-controlling interests partially offset by proceeds from stock option exercises. Net cash provided by financing activities for the year ended October 3, 2020 of $16,694,000 resulted primarily from borrowings under our credit facility and proceeds from PPP loans partially offset by principal payments on notes payable and the payment of dividends.
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
The Company’s leases at the New York-New York Hotel and Casino in Las Vegas, Nevada are scheduled to expire in January 2023. The Company is currently negotiating extensions with the landlord. The failure to reach new agreements will have a material adverse effect on our results of operations and cash flows.
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

Restaurant Expansion and Other Developments
Prior to the COVID-19 pandemic, the Company was in the process of developing three restaurants at a large outdoor mall in Easton, Ohio in partnership with the landlord. In connection therewith, the Company had capitalized costs of approximately $400,000, of which $200,000 was reimbursed by the landlord in October 2020. The Company does not expect this project to continue. Accordingly, the balance of the unreimbursed costs in the amount of $200,000 were written off and are included in general and administrative expenses for the year ended October 3, 2020.
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

As of January 2, 2021, the Company determined that it would not reopen Thunder Grill in Washington, D.C. which had been closed since March 20, 2020. This closure did not result in a material charge to the Company’s operations.

On September 1, 2021, the Company advised the landlord of Clyde Frazier's Wine and Dine that we would be closing the property permanently and terminating the lease. In connection with this notification, the Company recorded a gain of $810,000 during the year ended October 2, 2021 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $318,000, (ii) impairment of long-lived assets in the amount of $69,000 and (iii) the write-off of our security deposit in the amount of $121,000 offset by the write-off of ROU assets and related lease liabilities in the net amount of $1,318,000.

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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note, after a $500,000 payment made in July 2021, in the amounts of $1,317,000 and $1,766,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at October 2, 2021 and October 3, 2020, respectively.
On June 7, 2018, the New Jersey State Legislature voted to legalize sports betting at casinos and racetracks in the state. Pursuant to this legislation, NMR operates a sports book in partnership with FanDuel, a leading provider of daily fantasy sports.
Notes Payable – Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which was to mature on May 19, 2022 (as extended). The Revolving Facility provided for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. On July 26, 2021, all outstanding Revolver Borrowings, in the amount of $9,666,000, were converted to a promissory note with quarterly principal payments of $500,000 commencing on September 1, 2021, with a balloon payment of $2,166,000 on June 1, 2025. Such note bears interest at LIBOR plus 3.5% per annum. We expect that the LIBOR rate will be discontinued at some point during 2022 and to work with BHBM to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense.
Borrowings under the Revolving Facility, which include the promissory notes as discussed in Note 10 of the consolidated financial statements in the aggregate amount of $27,047,000, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company. The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The loan agreements also contain customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership.
On June 12, 2020 and again on February 15, 2021, as a result of the impact of the COVID-19 pandemic on our business, BHBM agreed to modified financial covenants through fiscal Q2 2022. The Company was in compliance with all of its financial covenants under the Revolving Facility as of October 2, 2021.

Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company believes that it and each Borrower used the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans outstanding at October 2, 2021 will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the remaining PPP Loans, in whole or in part. Accordingly, based on the above, we have classified $2,032,000 of the PPP Loans as short-term in the consolidated balance sheet as of October 2, 2021.
During the year ended October 2, 2021, $10,400,000 (including $84,000 of accrued interest) of PPP Loans were forgiven. To the extent, if any, that any of the remaining PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly for 10 months (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date.
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
Long-Lived Assets
Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management's judgment. Included in the year ended October 2, 2021 is an impairment charge of $69,000 related to Clyde Frazier's Wine and Dine.
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
As a result, we performed an assessment of the recoverability of our indirect investment in NMR as of October 2, 2021 which involved critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in northern New Jersey which is the most heavily weighted assumption and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.
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
Such impairment analyses for goodwill requires a comparison of the fair value of the Company’s equity to the carrying amount of goodwill since the Company operates in one segment. At October 2, 2021 and October 3, 2020, we performed qualitative assessments of factors to determine whether further impairment testing of goodwill was required. Based on this assessment, no impairment losses were warranted at October 2, 2021 and October 3, 2020. Qualitative factors considered in this assessment included industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statements of operations.
Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. For the years ended October 2, 2021 and October 3, 2020, our impairment analysis did not result in any other charges related to trademarks.
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
Recently Adopted and Issued Accounting Standards
See Note 1 of Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2021 and the expected dates of adoption and the anticipated impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements are included in this report immediately following Part IV.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of October 2, 2021 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of October 2, 2021. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of October 2, 2021 based upon the criteria set forth in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of October 2, 2021.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy is available free of charge through our Internet website, www.arkrestaurants.com, under the “Investors--Corporate Governance” caption.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after October 2, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after October 2, 2021.
Item 13. Certain Relationships and Related Transactions
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after October 2, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after October 2, 2021.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets -- at October 2, 2021 and October 3, 2020	F-3

		Consolidated Statements of Operations – years ended October 2, 2021 and October 3, 2020	F-4

		Consolidated Statements of Changes in Equity -- years ended October 2, 2021 and October 3, 2020	F-5

		Consolidated Statements of Cash Flows -- years ended October 2, 2021 and October 3, 2020	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules

None.

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Ark Restaurants Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and subsidiaries (the “Company”) as of October 2, 2021 and October 3, 2020 and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended October 2, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2021 and October 3, 2020, and the results of its operations and its cash flows for each of the two years in the two-year period ended October 2, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Long-lived Asset Valuation
As discussed in Note 6 to the consolidated financial statements, the Company utilizes projections of future cash flows to determine if there are indications of impairment of long-lived assets, specifically, land, buildings, equipment and right-of-use assets which totaled $92,510,000 as of October 2, 2021.
The Company tests for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Such indicators may include, among others: a significant decline in future cash flows and changes in expected useful life which relates to the Company’s ability and intent to hold its asset groups for a period of time that recovers their carrying value.
We identified the valuation of certain long-lived assets to be a critical audit matter. The valuation is based upon undiscounted future cash flows related to certain long-lived assets, specifically, land, buildings, equipment and right-of-use assets. Auditor judgments were required to evaluate subjective assumptions in the Company’s analysis of undiscounted cash flows. These included estimated future revenue and operating expenses from restaurant locations. Adverse changes in the assumptions could have a significant impact on whether an indicator of impairment has been identified and could have a material impact on the Company’s consolidated financial statements.
The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding for the Company’s process for determining indicators of impairment of long-lived assets and the Company’s evaluation of impairment when indicators arose. We reviewed the minutes of board of director meetings to determine any potential closures of locations that would affect future cash flows and corroborated management’s plans with others in the organization who are responsible for, and have authority over, disposition and closure activities. We visited the site of any locations that were considered high risk for potential impairment. We evaluated the reasonableness of the Company’s forecasted revenues, operating results and cash flows by performing an independent sensitivity analysis related to the key inputs to forecasted cash flows, including estimated revenue growth rates, margins and operating expenses, to evaluate whether the changes in the assumptions would result in a material change in fair value of related long-lived assets.

/s/ CohnReznick LLP
We have served as the Company’s auditors since 2004.
Melville, New York
December 21, 2021

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	October 2, 2021	October 3, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $785 at October 2, 2021 and $567 at October 3, 2020 related to VIEs)	$19,171	$16,886
Accounts receivable (includes $358 at October 2, 2021 and $162 at October 3, 2020 related to VIEs)	4,113	1,738
Employee receivables	380	385
Inventories (includes $35 at October 2, 2021 and $27 at October 3, 2020 related to VIEs)	3,510	2,553
Prepaid and refundable income taxes (includes $278 at October 2, 2021 and $274 at October 3, 2020 related to VIEs)	3,896	2,870
Prepaid expenses and other current assets (includes $277 at October 2, 2021 and $13 at October 3, 2020 related to VIEs)	3,205	2,469
Total current assets	34,275	26,901
FIXED ASSETS - Net (includes $218 at October 2, 2021 and $241 at October 3, 2020 related to VIEs)	36,174	37,682
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,342 at October 2, 2021 and $2,658 at October 3, 2020 related to VIEs)	56,336	54,191
INTANGIBLE ASSETS - Net	376	49
GOODWILL	17,440	15,570
TRADEMARKS	4,220	3,720
DEFERRED INCOME TAXES	3,700	5,897
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,425	6,874
OTHER ASSETS (includes $82 at October 2, 2021 and October 3, 2020 related to VIEs)	2,270	2,432
TOTAL ASSETS	$161,216	$153,316

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $213 at October 2, 2021 and $119 at October 3, 2020 related to VIEs)	$4,886	$2,329
Accrued expenses and other current liabilities (includes $374 at October 2, 2021 and $331 at October 3, 2020 related to VIEs)	13,679	12,688
Current portion of operating lease liabilities (includes $249 at October 2, 2021 and $226 at October 3, 2020 related to VIEs)	6,165	6,117
Current portion of notes payable (includes $95 at October 2, 2021 related to VIEs)	6,973	9,001
Total current liabilities	31,703	30,135
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $2,193 at October 2, 2021 and $2,442 at October 3, 2020 related to VIEs)	52,552	49,960
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs (includes $101 at October 2, 2021 and $723 at October 3, 2020 related to VIEs)	25,509	36,068
TOTAL LIABILITIES	109,764	116,163
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,551 shares at October 2, 2021 and 3,502 shares at October 3, 2020	36	35
Additional paid-in capital	14,492	13,503
Retained earnings	35,884	22,989
Total Ark Restaurants Corp. shareholders’ equity	50,412	36,527
NON-CONTROLLING INTERESTS	1,040	626
TOTAL EQUITY	51,452	37,153
TOTAL LIABILITIES AND EQUITY	$161,216	$153,316
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended
	October 2, 2021	October 3, 2020
REVENUES:
Food and beverage sales	$128,988	$104,062
Other revenue	2,882	2,428
Total revenues	131,870	106,490
COSTS AND EXPENSES:
Food and beverage cost of sales	38,950	28,583
Payroll expenses	42,579	40,975
Occupancy expenses	14,747	15,391
Other operating costs and expenses	16,044	14,757
General and administrative expenses	10,523	10,160
(Gain) loss on lease termination	(810)	364
Depreciation and amortization	3,630	4,056
Total costs and expenses	125,663	114,286
OPERATING INCOME (LOSS)	6,207	(7,796)
OTHER (INCOME) EXPENSE:
Interest expense	1,230	1,421
Interest income	(51)	(126)
Other income	—	(88)
Gain on forgiveness of PPP Loans	(10,400)	—
Total other (income) expense, net	(9,221)	1,207
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	15,428	(9,003)
Provision (benefit) for income taxes	1,181	(4,385)
CONSOLIDATED NET INCOME (LOSS)	14,247	(4,618)
Net income attributable to non-controlling interests	(1,352)	(70)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$12,895	$(4,688)

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$3.67	$(1.34)
Diluted	$3.58	$(1.34)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,516	3,500
Diluted	3,604	3,500

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED OCTOBER 2, 2021 AND OCTOBER 3, 2020
(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2019	3,499	$35	$13,277	$28,552	$41,864	$843	$42,707
Net income (loss)	—	—	—	(4,688)	(4,688)	70	(4,618)
Exercise of stock options	3	—	50	—	50	—	50
Stock-based compensation	—	—	176	—	176	—	176
Distributions to non-controlling interests	—	—	—	—	—	(287)	(287)
Dividends paid - $0.25 per share	—	—	—	(875)	(875)	—	(875)
BALANCE - October 3, 2020	3,502	35	13,503	22,989	36,527	626	37,153
Net income	—	—	—	12,895	12,895	1,352	14,247
Exercise of stock options	49	1	709	—	710	—	710
Stock-based compensation	—	—	280	—	280	—	280
Distributions to non-controlling interests	—	—	—	—	—	(938)	(938)
BALANCE - October 2, 2021	3,551	$36	$14,492	$35,884	$50,412	$1,040	$51,452
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	October 2, 2021	October 3, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$14,247	$(4,618)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	280	176
(Gain) loss on lease termination	(810)	364
Gain on forgiveness of PPP Loans	(10,400)	—
Deferred income taxes	2,197	(1,791)
Accrued interest on note receivable from NMR	(51)	(53)
Depreciation and amortization	3,630	4,056
Amortization of operating lease assets	1,808	584
Amortization of deferred financing costs	60	51
Operating lease deferred credit	—	(197)
Changes in operating assets and liabilities:
Accounts receivable	(2,375)	883
Inventories	(918)	(331)
Prepaid, refundable and accrued income taxes	(1,026)	(2,901)
Prepaid expenses and other current assets	(736)	(1,448)
Other assets	(69)	111
Accounts payable - trade	2,557	(1,220)
Accrued expenses and other current liabilities	900	1,806
Net cash provided by (used in) operating activities	9,294	(4,528)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,138)	(2,486)
Loans and advances made to employees	(92)	(97)
Payments received on employee receivables	97	126
Principal and interest payments received from NMR	500	—
Purchase of The Blue Moon Fish Company, net of cash acquired	(1,817)	—
Net cash used in investing activities	(3,450)	(2,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(3,442)	(2,701)
Borrowings under credit facility	—	6,300
Proceeds from PPP Loans	111	14,995
Payment of debt financing costs	—	(63)
Dividends paid	—	(1,750)
Proceeds from issuance of stock upon exercise of stock options	710	50
Distributions to non-controlling interests	(938)	(137)
Net cash provided by (used in) financing activities	(3,559)	16,694
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,285	9,709
CASH AND CASH EQUIVALENTS, Beginning of year	16,886	7,177
CASH AND CASH EQUIVALENTS, End of year	$19,171	$16,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,067	$1,397
Income taxes	$8	$219
Non-cash financing activities:
Note payable in connection with the purchase of The Blue Moon Fish Company	$1,000	$—
Refinancing of credit facility borrowings to term notes	$9,666	$—
Accrued distributions to non-controlling interests	$—	$150
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of October 2, 2021, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 17 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
The Company operates four restaurants in New York City, one in Washington, D.C., five in Las Vegas, Nevada, one in Atlantic City, New Jersey, four in Florida and two on the gulf coast of Alabama. The Las Vegas operations include four restaurants within the New York-New York Hotel & Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and six food court concepts and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant in the Tropicana Hotel and Casino. The operation at the Foxwoods Resort Casino consists of one fast food concept. The Florida operations include The Rustic Inn in Dania Beach, Shuckers in Jensen Beach, JB's on the Beach in Deerfield Beach, The Blue Moon Fish Company in Fort Lauderdale and the operation of four fast food facilities in Tampa and six fast food facilities in Hollywood, each at a Hard Rock Hotel and Casino. In Alabama, the Company operates two Original Oyster Houses, one in Gulf Shores and one in Spanish Fort.
COVID-19 PANDEMIC — We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of all of our restaurants. In the third quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, as of October 2, 2021, all of our restaurants were operating with no indoor dining restrictions. We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether it will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruption and consumer behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.
Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.
Accounting Period — The Company’s fiscal year ends on the Saturday nearest September 30. The fiscal years ended October 2, 2021 and October 3, 2020 included 52 and 53 weeks, respectively.
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
Non-Controlling Interests — Non-controlling interests represent capital contributions, distributions and income and loss attributable to the shareholders of less than wholly-owned and consolidated entities.

Seasonality — The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of recent acquisitions mitigates some of the risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warm weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year.
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
As of October 2, 2021, the Company had accounts receivable balances due from one hotel operator totaling 37% of total accounts receivable. As of October 3, 2020, the Company had accounts receivable balances due from two hotel operators totaling 46% of total accounts receivable.
For the year ended October 2, 2021, the Company made purchases from two vendors that accounted for 21% of total purchases. For the year ended October 3, 2020, the Company made purchases from one vendor that accounted for 11% of total purchases.
As of October 2, 2021, all debt outstanding, other than Paycheck Protection Program loans and the note payable to the sellers of The Blue Moon Fish Company, is with one lender (see Note 10 – Notes Payable).
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
The Company recognized impairment charges related to long-lived and ROU assets during the years ended October 2, 2021 and October 1, 2020 as described in Note 4 – Recent Restaurant Dispositions. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
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

Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price, temporary closure of the Company's restaurants and the challenging environment for the restaurant industry in general, the Company determined that there were indicators of potential impairment of its goodwill and trademarks during the years ended October 2, 2021 and October 3, 2020. As such, the Company performed a qualitative and quantitative assessment for both goodwill and its trademarks and concluded that the fair value of these assets exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or trademarks during the years ended October 2, 2021 and October 3, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

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

Revenue Recognition — The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held). All customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time. The Company recognized $3,240,000 and $7,358,000 in catering services revenue for the years ended October 2, 2021 and October 3, 2020, respectively. Unearned revenue which is included in accrued expenses and other current liabilities on the consolidated balance sheets as of October 2, 2021 and October 3, 2020 was $4,988,000 and $3,661,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of October 2, 2021 and October 3, 2020, the total liability for gift cards in the amounts of approximately $252,000 and $227,000, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.
Other revenues include purchase service fees which represent commissions earned by a subsidiary of the Company for providing services to other restaurant groups, as well as license fees, property management fees and other rentals.
Occupancy Expenses — Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.
Defined Contribution Plan — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended October 2, 2021 and October 3, 2020, the Company did not make any contributions to the Plan.
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
Recently Adopted Accounting Standards — In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. The new guidance also requires additional disclosures about leases. The Company adopted the new standard on September 29, 2019 (the first day of fiscal year 2020) using the modified retrospective approach, without restating comparative periods for those lease contracts for which we had taken possession of the property as of September 28, 2019. Accordingly, prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840 (“ASC 840”), the accounting standard then in effect. As part of our adoption we elected the "package of practical expedients", as well as the hindsight practical expedient, permitted under the new guidance, which, among other things, allowed the Company to continue utilizing historical classifications of leases as well as allowing us to combine lease and non-lease components of our real estate leases. We also elected to adopt the short-term lease exception for all leases with terms of 12 months or less and account for them using straight-line rent expense over the remaining life of the lease. As a result of the adoption of this guidance, we recorded ROU assets of $62,330,000 and lease liabilities related to our real estate operating leases of $63,943,000. The adoption of this standard did not materially impact retained earnings or our consolidated statement of operations and had no impact on cash flows.
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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	October 2, 2021	October 3, 2020
	(in thousands)
Cash and cash equivalents	$785	$567
Accounts receivable	358	162
Inventories	35	27
Prepaid and refundable income taxes	278	274
Prepaid expenses and other current assets	277	13
Due from Ark Restaurants Corp. and affiliates (1)	187	419
Fixed assets - net	218	241
Operating lease right-of-use assets - net	2,342	2,658
Other assets	82	82
Total assets	$4,562	$4,443

Accounts payable - trade	$213	$119
Accrued expenses and other current liabilities	374	331
Current portion of operating lease liabilities	249	226
Current portion of notes payable	95	—
Operating lease liabilities, less current portion	2,193	2,442
Notes payable, less current portion	101	723
Total liabilities	3,225	3,841
Equity of variable interest entities	1,337	602
Total liabilities and equity	$4,562	$4,443
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
The consolidated statement of operations for the year ended October 2, 2021 includes revenues and net income of approximately $5,929,000 and $981,000, respectively, related to Blue Moon Fish Company. The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the years ended October 2, 2021 and October 3, 2020 and includes the results of operations for Blue Moon Fish Company for the period prior to acquisition. The unaudited pro forma financial information (which is presented in thousands except per share and share data), which has been adjusted for interest expense on the above-mentioned note, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Blue Moon Fish Company occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

	Year Ended
	October 2, 2021	October 3, 2020
	(unaudited)

Total revenues	$132,547	$110,700
Net income (loss)	$12,926	$(4,303)
Net income (loss) per share - basic	$3.68	$(1.23)
Net income (loss) per share - diluted	$3.59	$(1.23)

Shares - Basic	3,516	3,500
Shares - Diluted	3,604	3,500
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
Prior to the COVID-19 pandemic, the Company was in the process of developing three restaurants at a large outdoor mall in Easton, Ohio in partnership with the landlord. In connection therewith, the Company had capitalized costs of approximately $400,000, of which $200,000 was reimbursed by the landlord in October 2020. The Company does not expect this project to continue. Accordingly, the balance of the unreimbursed costs in the amount of $200,000 were written off and are included in general and administrative expenses for the year ended October 3, 2020.
4. RECENT RESTAURANT DISPOSITIONS
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
As of January 2, 2021, the Company determined that it would not reopen Thunder Grill in Washington, D.C. which had been closed since March 20, 2020. This closure did not result in a material charge to the Company’s operations.
On September 1, 2021, the Company advised the landlord of Clyde Frazier's Wine and Dine that we would be closing the property permanently and terminating the lease. In connection with this notification, the Company recorded a gain of $810,000 during the year ended October 2, 2021 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $318,000, (ii) impairment of long-lived assets in the amount of $69,000 and (iii) the write-off of our security deposit in the amount of $121,000 offset by the write-off of ROU assets and related lease liabilities in the net amount of $1,318,000.
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
Due to the impacts of the COVID-19 pandemic on the global economy, the Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment for the years ended October 2, 2021 and October 3, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. Any future changes in the carrying value of our Investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party). As of October 2, 2021 and October 3, 2020, no amounts were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan discussed above. The principal and accrued interest related to this note, after a $500,000 payment made in July 2021, in the amounts of $1,317,000 and $1,766,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at October 2, 2021 and October 3, 2020, respectively.

6. FIXED ASSETS
Fixed assets consist of the following:

	October 2, 2021	October 3, 2020
	(in thousands)
Land and building	$18,033	$18,033
Leasehold improvements	42,200	40,777
Furniture, fixtures and equipment	36,143	39,085
Construction in progress	38	1,352
	96,414	99,247
Less: accumulated depreciation and amortization	60,240	61,565
Fixed Assets - Net	$36,174	$37,682
Depreciation and amortization expense related to fixed assets for the years ended October 2, 2021 and October 3, 2020 was $3,577,000 and $3,910,000, respectively.
Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. Included in the year ended October 2, 2021 is an impairment charge of $69,000 related to Clyde Frazier's Wine and Dine (see Note 4).
7. INTANGIBLE ASSETS, GOODWILL AND TRADEMARKS
Intangible assets consist of the following:

	October 2, 2021	October 3, 2020
	(in thousands)
Purchased leasehold rights (a)	$1,995	$1,995
Noncompete agreements and other	633	253
	2,628	2,248
Less accumulated amortization	2,252	2,199
Intangible Assets - Net	$376	$49
(a)Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.
Amortization expense related to intangible assets for the years ended October 2, 2021 and October 3, 2020 was $53,000 and $146,000, respectively, which includes the write-off of the unamortized balance of leasehold rights related to a catering space in New York in the amount of $137,000 for the year ended October 3, 2020. Amortization expense for each of the next five years is expected to be $85,000.
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

The changes in the carrying amount of goodwill and trademarks for the years ended October 2, 2021 and October 3, 2020 are as follows:

	Goodwill	Trademarks
	(in thousands)
Balance as of September 28, 2019	$15,570	$3,720
Acquired during the year	—	—
Impairment losses	—	—
Balance as of October 3, 2020	15,570	3,720
Acquired during the year	1,870	500
Impairment losses	—	—
Balance as of October 2, 2021	$17,440	$4,220
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	October 2, 2021	October 3, 2020
	(in thousands)
Sales tax payable	$910	$477
Accrued wages and payroll related costs	4,758	3,302
Customer advance deposits	4,988	3,661
Accrued occupancy and other operating expenses	3,023	5,248
	$13,679	$12,688
9. LEASES
Other than locations where we own the underlying property, we lease our restaurant locations as well as our corporate office under various non-cancelable real-estate lease agreements that expire on various dates through 2046. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of ASC 842.
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of October 2, 2021 or October 3, 2020. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated statements of operations.
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
During the third quarter of 2020, the Company suspended the vast majority of lease payments while its restaurants were closed by government mandated shutdowns as a result of the COVID-19 pandemic. The Company was able to negotiate rent concessions, abatements and deferrals with landlords on many of our operating leases. In July 2020, the FASB issued a clarification to accounting for lease concessions in response to the COVID-19 pandemic to reduce the operational challenges and complexity of lease accounting. The Company used the relief provisions provided by FASB and made an election to account for the lease concessions as if they were part of the original lease agreement. As a result of the finalization of several concession agreements with landlords, the Company recognized a reduction of rent expense in the amount of $800,000 in the current year. The recognition of rent concessions did not have a material impact on the prior year.
The components of lease expense in the consolidated statements of operations are as follows:

	October 2, 2021	October 3, 2020
	(in thousands)
Operating lease expense - occupancy expenses (1)	$7,557	$9,449
Occupancy lease expense - general and administrative expenses	396	635
Variable lease expense	2,970	2,960
Total lease expense	$10,923	$13,044
____________________
(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related leases:

	October 2, 2021	October 3, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$10,485	$9,500
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$8,712	$62,330

The weighted average remaining lease terms and discount rate as of October 2, 2021 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	13.5 years	5.2%

The annual maturities of our lease liabilities as of October 2, 2021 are as follows:

Fiscal Year Ending	Operating Leases
(in thousands)
October 1, 2022	$9,026
September 30, 2023	7,543
September 28, 2024	7,143
September 27, 2025	6,116
October 3, 2026	5,385
Thereafter	47,529
Total future lease payments	82,742
Less imputed interest	(24,025)
Present value of lease liabilities	$58,717

10. NOTES PAYABLE
Long-term debt consists of the following:

	October 2, 2021	October 3, 2020
	(in thousands)
Promissory Note - Rustic Inn purchase	$3,473	$3,758
Promissory Note - Shuckers purchase	3,995	4,335
Promissory Note - Oyster House purchase	3,492	4,109
Promissory Note - JB's on the Beach purchase	4,750	5,750
Promissory Note - Sequoia renovation	2,171	2,629
Promissory Note - Revolving Facility	9,166	9,666
Promissory Note - Blue Moon Fish Company (see Note 3)	827	—
Paycheck Protection Program Loans	4,722	14,995
	32,596	45,242
Less: Current maturities	(6,973)	(9,001)
Less: Unamortized deferred financing costs	(114)	(173)
Long-term debt	$25,509	$36,068
Notes Payable - Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which was to mature on May 19, 2022 (as extended). The Revolving Facility provided for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. On July 26, 2021, all outstanding Revolver Borrowings, in the amount of $9,666,000, were converted to a promissory note with quarterly principal payments of $500,000 commencing on September 1, 2021, with a balloon payment of $2,166,000 on June 1, 2025. Such note bears interest at LIBOR plus 3.5% per annum. We expect that the LIBOR rate will be discontinued at some point during 2022 and to work with BHBM to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense.
The Revolving Facility, which includes all of the promissory notes, also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The Revolving Facility contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership.
Borrowings under the Revolving Facility are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.
On June 12, 2020 and again on February 15, 2021, as a result of the impact of the COVID-19 pandemic on our business, BHBM agreed to modified financial covenants through fiscal Q2 2022. The Company was in compliance with all of its financial covenants under the Revolving Facility as of October 2, 2021.
In connection with the Refinancing, the Company also amended the principal amounts and payment terms of its then outstanding term notes with BHBM as follows:
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
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company believes that it and each Borrower used the PPP Loan proceeds exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the PPP Loans outstanding at October 2, 2021 will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the remaining PPP Loans, in whole or in part. Accordingly, based on the above, we have classified $2,032,000 of the PPP Loans as short-term in the consolidated balance sheet as of October 2, 2021.

During the year ended October 2, 2021, $10,400,000 (including $84,000 of accrued interest) of PPP Loans were forgiven. To the extent, if any, that any of the remaining PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly for 10 months (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $271,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of $60,000 and $51,000 is included in interest expense for the years ended October 2, 2021 and October 3, 2020, respectively.
Maturities
As of October 2, 2021, the aggregate amounts of notes payable maturities (excluding borrowings under the Revolving Facility) are as follows:

	BHBM	PPP Loans	Blue Moon Note	Total
2022	$4,701	$2,032	$240	$6,973
2023	5,526	1,917	253	7,696
2024	4,229	773	266	5,268
2025	12,591	—	68	12,659
	$27,047	$4,722	$827	$32,596
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint sought unspecified money damages, together with interest, liquidated damages and attorney fees.  In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received preliminary approval by the New York State Supreme Court, for approximately the amount which was previously accrued. It is anticipated the parties will shortly submit a joint application to the New York State Supreme Court seeking final approval of the settlement.

12. STOCK OPTIONS
The Company has options outstanding under two stock option plans: the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire ten years after the date of grant.
During the year ended October 2, 2021, options to purchase 110,500 shares of common stock at an exercise price of $10.65 per share were granted to employees and directors of the Company (the "2021 Grant"). Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and as to 50% on the fourth anniversary of the date of grant. The grant date fair value of these stock options was $2.22 per share and totaled approximately $246,000.

During the year ended October 3, 2020, options to purchase 266,500 shares of common stock at an exercise price of $21.90 per share were granted to employees, directors of the Company and other service providers. Such options are exercisable as to 50% of the shares commencing on the second anniversary of the date of grant and as to the remaining 50% commencing on the fourth anniversary of the date of grant. The grant date fair value of these stock options was $3.35 per share and totaled approximately $894,000.
The Company generally issues new shares upon the exercise of employee stock options.
The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk-free interest rate. The assumptions used for the 2021 Grant include a risk-free interest rate of 0.86%, volatility of 37.1%, a dividend yield of 3.0% and an expected life of 10 years. The assumptions used for the 2020 grants include a risk-free interest rate of 1.54%, volatility of 30.3%, a dividend yield of 5.2% and an expected life of 10 years.
The following table summarizes stock option activity under all plans:

	2021				2020
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of period	626,500	$20.41	6.1 years		363,500	$19.25
Options:
Granted	110,750	$10.65			266,500	$21.90
Exercised	(49,149)	$14.40			(3,500)	$14.40
Canceled or expired	(91,625)	$19.64			—
Outstanding and expected to vest, end of period	596,476	$19.21	6.3 years	$583,000	626,500	$20.41	$—
Exercisable, end of period	246,976	$20.33	3.1 years	$61,000	351,750	$19.28	$—
Shares available for future grant	63,750				174,500
Compensation cost charged to operations for the years ended October 2, 2021 and October 3, 2020 for share-based compensation programs was approximately $280,000 and $176,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated statements of operations.
As of October 2, 2021, there was approximately $737,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of three years.
The following table summarizes information about stock options outstanding as of October 2, 2021:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)
$10.65			107,500	$10.65	9.1	—	$10.65	9.1
$14.40			55,851	$14.40	0.7	55,851	$14.40	0.7
$21.90			236,500	$21.90	8.4	—	$21.90	8.4
$22.50			142,625	$22.50	2.7	142,625	$22.50	2.7
$19.61	-	$22.30	54,000	$20.69	7.2	48,500	$20.81	7.2
			596,476	$19.21	6.3	246,976	$20.33	3.1

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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the year ended October 2, 2021, the Company recorded income of $10,400,000 (including $84,000 of accrued interest) for financial reporting purposes related to the forgiveness of its PPP loans. The forgiveness of these amounts is not taxable. .

As a result of the CARES Act and the CAA, the Company carried back taxable losses from fiscal year 2020 and is expected to carryback taxable losses from fiscal 2021 to generate a refund of previously paid income taxes. As a result of these carrybacks, the Company recorded income tax benefits as the taxable losses from fiscal 2020 and fiscal 2021 are being carried back to tax years in which the Company was subject to a higher federal corporate income tax rate. Included in Prepaid and Refundable Income Taxes at October 2, 2021 is $3,766,000 related these carryback claims.
The provision for income taxes consists of the following:

	Year Ended
	October 2, 2021	October 3, 2020
	(in thousands)
Current provision (benefit):
Federal	$(1,093)	$(2,652)
State and local	77	58
	(1,016)	(2,594)
Deferred provision (benefit):
Federal	946	(780)
State and local	1,251	(1,011)
	2,197	(1,791)
	$1,181	$(4,385)
The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	October 2, 2021	October 3, 2020
	(in thousands)

Provision at Federal statutory rate (21%)	$3,240	$(1,891)
State and local income taxes, net of tax benefits	433	(919)
Gain on forgiveness of PPP Loans	(1,974)	—
Tax credits	(741)	(542)
Income (loss) attributable to non-controlling interest	(287)	(15)
Changes in tax rates	33	(65)
Net operating loss carryback Federal rate benefit	(159)	(1,022)
Change in valuation allowance	845	21
Other	(209)	48
	$1,181	$(4,385)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 2, 2021	October 3, 2020
	(in thousands)
Deferred tax assets:
State net operating loss carryforwards	$5,595	$5,427
Lease liabilities	12,116	10,729
Deferred compensation	310	358
Tax credits	2,777	1,862
Partnership investments	—	346
Other	492	550
Deferred tax assets, before valuation allowance	21,290	19,272
Valuation allowance	(1,258)	(413)
Deferred tax assets, net of valuation allowance	20,032	18,859
Deferred tax liabilities:
Depreciation and amortization	(15,308)	(12,440)
Partnership investments	(566)	—
Prepaid expenses	(458)	(522)
Deferred tax liabilities	(16,332)	(12,962)
Net deferred tax assets	$3,700	$5,897
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including forecasts of future earnings and the duration of statutory carryforward periods. The Company recorded a valuation allowance of $1,258,000 and $413,000 as of October 2, 2021 and October 3, 2020, respectively, attributable to state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis. During the years ended October 2, 2021 and October 3, 2020, the Company’s valuation allowance increased by approximately $845,000 and $81,000, respectively, as the Company determined that certain state net operating losses became unrealizable on a more-likely-than-not basis due to certain restaurant closures in the related period.
As of October 2, 2021, the Company had General Business Credit carryforwards of approximately $2,777,000 which expire through fiscal 2041. In addition, as of October 2, 2021, the Company has New York State net operating loss carryforwards of approximately $28,039,000 and New York City net operating loss carryforwards of approximately $26,364,000 that expire through fiscal 2041.
A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	October 2, 2021	October 3, 2020
	(in thousands)
Balance at beginning of year	$102	$158
Additions based on tax positions taken in current and prior years	76	19
Settlements	—	—
Lapse in statute of limitations	—	—
Decreases based on tax positions taken in prior years	—	(75)
Balance at end of year	$178	$102
The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. For the years ended October 2, 2021 and October 3, 2020, there are no amounts accrued for the payment of interest and penalties. The Company does not expect a significant change to its unrecognized tax benefits within the next 12 months.
The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2018 through 2021 fiscal years remain subject to examination by the Internal Revenue Service and most state and local tax authorities.

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
A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Year Ended
	October 2, 2021	October 3, 2020
	(in thousands)
Basic	3,516	3,500
Effect of dilutive securities:
Stock options	88	—
Diluted	3,604	3,500

For the year ended October 3, 2020, all options were excluded from diluted earnings per share as their impact would have been anti-dilutive.
For the year ended October 2, 2021, the dilutive effect of options to purchase 443,500 shares of common stock at exercise prices ranging from $21.90 per share to $22.50 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.
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
16. RELATED PARTY TRANSACTIONS
Employee receivables totaled approximately $380,000 and $385,000 at October 2, 2021 and October 3, 2020, respectively. Such amounts consist of loans that are payable on demand, bear interest at the minimum statutory rate (0.17% at October 2, 2021 and 0.38% at October 3, 2020), and are net of reserves for collectability.

******

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Date: December 21, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Weinstein	Chairman of the Board and Chief Executive Officer	December 21, 2021
(Michael Weinstein)

/s/ Vincent Pascal	Senior Vice President and Director	December 21, 2021
(Vincent Pascal)

/s/ Anthony J. Sirica	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 21, 2021
(Anthony J. Sirica)

/s/ Marcia Allen	Director	December 21, 2021
(Marcia Allen)

/s/ Steven Shulman	Director	December 21, 2021
(Steven Shulman)

/s/Bruce R. Lewin	Director	December 21, 2021
(Bruce R. Lewin)

/s/ Arthur Stainman	Director	December 21, 2021
(Arthur Stainman)

/s/ Stephen Novick	Director	December 21, 2021
(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

10.4	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

10.5	Securities Purchase Agreement, by and between the Registrant and Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.6	Promissory Note, in the principal amount of $2,125,000, issued by the Company to Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.7	Promissory Note made by the Registrant to Bank Hapoalim B.M., issued as of February 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013.

10.8	Asset Purchase Agreement dated as of November 22, 2013 by and between W and O, Inc. and Ark Rustic Inn LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2013.

10.9	Amended and Restated Promissory Note made by the Company to Bank Hapoalim B.M., issued as of February 24, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.10	Term or Installment Loan Rider to Promissory Note to Bank Hapoalim B.M, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.11	Commercial Contract Agreement and Rider to Commercial Contract Agreement both dated as of August 10, 2015 by and between Ark Shuckers Real Estate LLC and D.C. Holding Company, Inc., incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.12	Restaurant Asset Purchase Agreement dated as of August 10, 2015 by and between Ark Shuckers LLC and Ocean Enterprises, Inc. incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.13	Management Purchase Agreement dated as of August 10, 2015 by and between Ark Island Beach Resort LLC and Island Beach Resort, Inc. incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.14	Credit Agreement (Term Facility) between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.15	Term Promissory Note issued by the Company in favor of Bank Hapoalim B.M. on October 21, 2015 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.16	Credit Agreement (Revolving Facility) and Form of Revolving Promissory Note between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.7 and 10.8 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.17	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Gulf Shores Real Estate, LLC, Ark Oyster House Gulf Shores I, LLC, Original Oyster House, Inc. and Premium Properties, Inc. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.18	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Oyster House Causeway II, LLC, Ark Causeway Real Estate, LLC, Original Oyster House II, Inc. and Gumbo Properties, L.L.C. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.19	ROFR Purchase and Sale Agreement dated as of October 13, 2016 by and between SCFRC-HWG, LLC and Ark Jupiter RI, LLC incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.20	Purchase and Sale Agreement between Ark Jupiter RI, LLC and 1065 A1A, LLC, incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.21	Second Amendment to Credit Agreement (Revolving Facility) dated as of November 30, 2016, by and between Ark Restaurant Corp. and Bank Hapoalim B.M incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.22	Mortgage and Security Agreement (Alabama) dated as of November 30, 2016, by and between Ark Gulf Shores Real Estate LLC and Ark Causeway Real Estate LLC and Bank Hapoalim B.M incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.23	Amended and Restated Credit Agreement (Revolving Facility) dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.24	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated October 21, 2015 secured by the assets of Ark Shuckers Real Estate LLC.

10.25	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated February 24, 2014 secured by the assets of Ark Rustic Inn Real Estate LLC.

10.26	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Gulf Shores Real Estate LLC.

10.27	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Causeway Real Estate LLC.

10.28	Amended and Restated Credit Agreement (Revolving Facility), dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.29	Asset Purchase Agreement, dated as of February 21, 2019, by and between Ark Restaurants Corp., Beach House, LLC and Boyle Beach House, LLC.

10.30	Promissory Note in the amount of $7,000,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.31	Promissory Note in the amount of $3,200,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

*32	Section 1350 Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.