Form 10-Q
period 2022-01-01
ARK RESTAURANTS CORP
filed 2022-02-15
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2022
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of February 12, 2022, there were 3,551,566 shares of the registrant's common stock outstanding.

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
•our ability to extend existing leases on favorable terms;
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	January 1, 2022	October 2, 2021
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $564 at January 1, 2022 and $785 at October 2, 2021 related to VIEs)	$20,167	$19,171
Accounts receivable (includes $321 at January 1, 2022 and $358 at October 2, 2021 related to VIEs)	4,009	4,113
Employee receivables	339	380
Inventories (includes $40 at January 1, 2022 and $35 at October 2, 2021 related to VIEs)	4,425	3,510
Prepaid and refundable income taxes (includes $278 at January 1, 2022 and October 2, 2021 related to VIEs)	3,775	3,896
Prepaid expenses and other current assets (includes $121 at January 1, 2022 and $277 at October 2, 2021 related to VIEs)	2,054	3,205
Total current assets	34,769	34,275
FIXED ASSETS - Net (includes $220 at January 1, 2022 and $218 at October 2, 2021 related to VIEs)	35,584	36,174
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,277 at January 1, 2022 and $2,342 at October 2, 2021 related to VIEs)	54,268	56,336
INTANGIBLE ASSETS - Net	336	376
GOODWILL	17,440	17,440
TRADEMARKS	4,220	4,220
DEFERRED INCOME TAXES	3,520	3,700
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,435	6,425
OTHER ASSETS (includes $82 at January 1, 2022 and October 2, 2021 related to VIEs)	2,254	2,270
TOTAL ASSETS	$158,826	$161,216

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $115 at January 1, 2022 and $213 at October 2, 2021 related to VIEs)	$4,806	$4,886
Accrued expenses and other current liabilities (includes $567 at January 1, 2022 and $374 at October 2, 2021 related to VIEs)	13,217	13,679
Current portion of operating lease liabilities (includes $254 at January 1, 2022 and $249 at October 2, 2021 related to VIEs)	6,298	6,165
Current portion of notes payable (includes $9 at January 1, 2022 and $95 at October 2, 2021 related to VIEs)	6,756	6,973
Total current liabilities	31,077	31,703
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $2,128 at January 1, 2022 and $2,193 at October 2, 2021 related to VIEs)	50,504	52,552
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs (includes $101 at January 1, 2022 and October 2, 2021 related to VIEs)	23,819	25,509
TOTAL LIABILITIES	105,400	109,764
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,551 shares at January 1, 2022 and October 2, 2021	36	36
Additional paid-in capital	14,566	14,492
Retained earnings	38,093	35,884
Total Ark Restaurants Corp. shareholders’ equity	52,695	50,412
NON-CONTROLLING INTERESTS	731	1,040
TOTAL EQUITY	53,426	51,452
TOTAL LIABILITIES AND EQUITY	$158,826	$161,216

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	January 1, 2022	January 2, 2021
REVENUES:
Food and beverage sales	$43,237	$19,889
Other revenue	749	410
Total revenues	43,986	20,299
COSTS AND EXPENSES:
Food and beverage cost of sales	12,542	5,943
Payroll expenses	14,241	8,651
Occupancy expenses	5,232	3,473
Other operating costs and expenses	5,138	2,811
General and administrative expenses	2,963	1,787
Depreciation and amortization	1,079	941
Total costs and expenses	41,195	23,606
OPERATING INCOME (LOSS)	2,791	(3,307)
OTHER (INCOME) EXPENSE:
Interest expense	285	324
Interest income	(10)	(13)
Other income	(222)	—
Total other (income) expense, net	53	311
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	2,738	(3,618)
Provision (benefit) for income taxes	309	(2,919)
CONSOLIDATED NET INCOME (LOSS)	2,429	(699)
Net income attributable to non-controlling interests	(220)	(64)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$2,209	$(763)

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.62	$(0.22)
Diluted	$0.61	$(0.22)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,551	3,502
Diluted	3,597	3,502
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended January 1, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - October 2, 2021	3,551	$36	$14,492	$35,884	$50,412	$1,040	$51,452

Net income	—	—	—	2,209	2,209	220	2,429
Exercise of stock options	—	—	—	—	—	—	—
Stock-based compensation	—	—	74	—	74	—	74
Distributions to non-controlling interests	—	—	—	—	—	(529)	(529)

Balance - January 1, 2022	3,551	$36	$14,566	$38,093	$52,695	$731	$53,426

For the 13 weeks ended January 2, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 3, 2020	3,502	$35	$13,503	$22,989	$36,527	$626	$37,153

Net income (loss)	—	—	—	(763)	(763)	64	(699)
Stock-based compensation	—	—	60	—	60	—	60
Distributions to non-controlling interests	—	—	—	—	—	(72)	(72)

BALANCE - January 2, 2021	3,502	$35	$13,563	$22,226	$35,824	$618	$36,442
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	13 Weeks Ended
	January 1, 2022	January 2, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$2,429	$(699)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	74	60
Deferred income taxes	180	(1,197)
Accrued interest on note receivable from NMR	(10)	(14)
Depreciation and amortization	1,079	941
Amortization of operating lease assets	153	601
Amortization of deferred financing costs	12	15
Changes in operating assets and liabilities:
Accounts receivable	104	(695)
Inventories	(915)	219
Prepaid, refundable and accrued income taxes	121	(1,726)
Prepaid expenses and other current assets	1,151	185
Other assets	16	(120)
Accounts payable - trade	(80)	147
Accrued expenses and other current liabilities	(462)	(702)
Net cash provided by (used in) operating activities	3,852	(2,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(449)	(594)
Loans and advances made to employees	(11)	(18)
Payments received on employee receivables	52	16
Purchase of Blue Moon Fish Company, net of cash acquired	—	(1,817)
Net cash used in investing activities	(408)	(2,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,919)	(675)
Distributions to non-controlling interests	(529)	—
Net cash used in financing activities	(2,448)	(675)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	996	(6,073)
CASH AND CASH EQUIVALENTS, Beginning of period	19,171	16,886
CASH AND CASH EQUIVALENTS, End of period	$20,167	$10,813

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$263	$175
Income taxes	$8	$5
Non-cash financing activities:
Note payable in connection with the purchase of Blue Moon Fish Company	$—	$1,000
Accrued distributions to non-controlling interests	$—	$72
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS January 1, 2022 (Unaudited)
1.    BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES
The consolidated condensed balance sheet as of October 2, 2021, which has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended October 2, 2021 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Article 10 of Regulation S-X. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.
COVID-19 PANDEMIC — We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of all of our restaurants. In the third quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, all of our restaurants are operating with no indoor dining restrictions other than in New York City where customers are required to show proof of vaccination. We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether it will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruption and consumer behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: projected cash flows, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, estimates made in connection with acquisitions and impairment analyses, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 weeks ended January 1, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the year ending October 1, 2022.
NON-CONTROLLING INTERESTS — Non-controlling interests represent capital contributions, income and loss attributable to the shareholders of less than wholly-owned and consolidated entities.
SEASONALITY — The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of recent acquisitions mitigates some of the risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington, D.C. (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warm weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year.
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
As of January 1, 2022, the Company had accounts receivable balances due from one hotel operator totaling 33.6% of total accounts receivable. As of October 2, 2021, the Company had accounts receivable balances due from one hotel operator totaling 37% of total accounts receivable.
For the 13-week period ended January 1, 2022, the Company did not make purchases from any one vendor that accounted for more than 10% of total purchases. For the 13-week period ended January 2, 2021, the Company made purchases from two vendors that accounted for 24% of total purchases.
As of January 1, 2022 and October 2, 2021, all debt outstanding, other than Paycheck Protection Program loans and the note payable to the sellers of the Blue Moon Fish Company, is with one lender (see Note 8 – Notes Payable).
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
Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price, temporary closures of the Company's restaurants and the challenging environment for the restaurant industry in general, the Company determined that there were indicators of potential impairment of its goodwill and trademarks during the 13 weeks ended January 1, 2022. As such, the Company performed a qualitative assessment for both goodwill and its trademarks and concluded that the fair value of these assets exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or trademarks during the 13 weeks ended January 1, 2022. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the 13 weeks ended January 1, 2022. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $3,213,000 and $137,000 in catering services revenue for the 13-week periods ended January 1, 2022 and January 2, 2021, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets as of January 1, 2022 and October 2, 2021 was $4,540,000 and $4,988,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of January 1, 2022 and October 2, 2021, the total liability for gift cards in the amounts of approximately $384,000 and $252,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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
SEGMENT REPORTING — As of January 1, 2022, the Company owned and operated 17 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
RECENTLY ADOPTED ACCOUNTING PRINCIPLES — In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which modifies Topic 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for financial statements issued for annual periods beginning after December 15, 2020, and for the interim periods therein. The Company adopted this guidance in the first quarter of fiscal 2022. Such adoption did not have a material impact on our consolidated condensed financial statements.

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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	January 1, 2022	October 2, 2021
	(in thousands)
Cash and cash equivalents	$564	$785
Accounts receivable	321	358
Inventories	40	35
Prepaid and refundable income taxes	278	278
Prepaid expenses and other current assets	121	277
Due from Ark Restaurants Corp. and affiliates (1)	321	187
Fixed assets - net	220	218
Operating lease right-of-use assets - net	2,277	2,342
Other assets	82	82
Total assets	$4,224	$4,562

Accounts payable - trade	$115	$213
Accrued expenses and other current liabilities	567	374
Current portion of operating lease liabilities	254	249
Current portion of notes payable	9	95
Operating lease liabilities, less current portion	2,128	2,193
Notes payable, less current portion	101	101
Total liabilities	3,174	3,225
Equity of variable interest entities	1,050	1,337
Total liabilities and equity	$4,224	$4,562
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
The consolidated condensed statements of operations for the 13 weeks ended January 1, 2022 and January 2, 2021 include revenues and income of approximately $1,982,000 and $356,000 and $478,000 and $7,000, respectively, related to Blue Moon Fish Company. The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated condensed statements of operations for the 13 weeks ended January 2, 2021 and includes the results of operations for Blue Moon Fish Company for the period prior to acquisition. The unaudited pro forma financial information (which is presented in thousands except per share and share data), which has been adjusted for interest expense on the note, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Blue Moon Fish Company occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

13 Weeks Ended
January 2, 2021

Total revenues	$20,976
Net income (loss)	$(728)
Net income (loss) per share - basic	$(0.21)
Net income (loss) per share - diluted	$(0.21)

Shares - Basic	3,502
Shares - Diluted	3,502

On January 26, 2021, the Company exercised its right-of-first-refusal to acquire the land, building and parking lot associated with JB’s on the Beach and immediately contributed such rights and interest to an unrelated entity ("Sandcastle 1, LLC ") that purchased the properties on March 22, 2021. In exchange, the Company received a 5% interest in Sandcastle 1, LLC, which plans future development of the sites. In addition, all rights and privileges under the current lease were assigned to Sandcastle 1, LLC, as landlord and the lease terms remain unchanged.
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

On September 1, 2021, the Company closed Clyde Frazier's Wine and Dine and terminated the lease. In connection with termination, the Company recorded a gain of $810,000 during the year ended October 2, 2021 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $318,000, (ii) impairment of long-lived assets in the amount of $69,000 and (iii) the write-off of our security deposit in the amount of $121,000 offset by the write-off of ROU assets and related lease liabilities in the net amount of $1,318,000.

Included in the consolidated condensed statement of operations for the 13 weeks ended January 2, 2021 are revenues and net operating losses of approximately $582,000 and $(131,000) related to the above properties.

5.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls with no change in ownership, bringing its total investment to $5,108,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. There are no observable prices for this investment. During the 13 weeks ended January 1, 2022, the Company received a distribution of $222,000 from NMR which has been recorded as other income in the consolidated condensed statement of operations.
Due to the impacts of the COVID-19 pandemic to the global economy, the Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 weeks ended January 1, 2022 and January 2, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR, a related party). As of January 1, 2022 and October 2, 2021, $57,000 and $120,000 were due to AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,327,000 and $1,317,000 are included in Investment In and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at January 1, 2022 and October 2, 2021, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	January 1, 2022	October 2, 2021
	(In thousands)

Sales tax payable	$953	$910
Accrued wages and payroll related costs	4,392	4,758
Customer advance deposits	4,540	4,988
Accrued occupancy and other operating expenses	3,332	3,023
	$13,217	$13,679

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of January 1, 2022. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of operations.
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
The components of lease expense in the consolidated condensed statements of operations are as follows:

	13 Weeks Ended
	January 1, 2022	January 2, 2021
	(In thousands)
Operating lease expense - occupancy expenses (1)	$2,273	$2,217
Occupancy lease expense - general and administrative expenses	93	41
Variable lease expense	1,897	439
Total lease expense	$4,263	$2,697
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	13 Weeks Ended
	January 1, 2022	January 2, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$3,592	$1,965
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$—	$8,712
The weighted average remaining lease terms and discount rates as of January 1, 2022 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	13.5 years	5.2%
The annual maturities of our lease liabilities as of January 1, 2022 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
October 1, 2022	$6,779
September 30, 2023	7,543
September 28, 2024	7,143
September 27, 2025	6,115
October 3, 2026	4,987
Thereafter	47,397
Total future lease commitments	79,964
Less imputed interest	(23,162)
Present value of lease liabilities	$56,802

8.    NOTES PAYABLE
Long-term debt consists of the following:

	January 1, 2022	October 2, 2021
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,401	$3,473
Promissory Note - Shuckers purchase	3,910	3,995
Promissory Note - Oyster House purchase	3,338	3,492
Promissory Note - JB's on the Beach purchase	4,500	4,750
Promissory Note - Sequoia renovation	2,057	2,171
Promissory Note - Revolving Facility	8,666	9,166
Promissory Note - Blue Moon Fish Company (see Note 3)	749	827
Paycheck Protection Program Loans	4,056	4,722
	30,677	32,596
Less: Current maturities	(6,756)	(6,973)
Less: Unamortized deferred financing costs	(102)	(114)
Long-term debt	$23,819	$25,509

Notes Payable - Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which was to mature on May 19, 2022 (as extended). The Revolving Facility provided for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. On July 26, 2021, all outstanding borrowings under the Revolving Facility, in the amount of $9,666,000, were converted to a promissory note with quarterly principal payments of $500,000 commencing on September 1, 2021, with a balloon payment of $2,166,000 on June 1, 2025. Such note bears interest at LIBOR plus 3.5% per annum. We expect that the LIBOR rate will be discontinued at some point during 2022 and to work with BHBM to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense.
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

Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower believe that PPP Loan proceeds were used exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the remaining PPP Loans outstanding at January 1, 2022 will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the remaining PPP Loans, in whole or in part.
To the extent that any of the remaining PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date. Accordingly, based on the above, we have classified $1,832,000 and 2,032,000 of the PPP Loans as short-term in the consolidated condensed balance sheets as of January 1, 2022 and October 2, 2021, respectively. During the 13 weeks ended January 1, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $666,000.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $271,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $12,000 and $15,000 is included in interest expense for the 13 weeks ended January 1, 2022 and January 2, 2021, respectively.

9.    COMMITMENTS AND CONTINGENCIES
Leases — The Company leases several restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2046. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurant’s sales in excess of stipulated amounts at such facility and in one instance based on profits. In connection with one of our leases, the Company obtained and delivered an irrevocable letter of credit in the amount of approximately $542,000 as a security deposit under such lease.
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

10.    STOCK OPTIONS
The Company has options outstanding under two stock option plans, the 2010 Stock Option Plan and the 2016 Stock Option Plan (the “2016 Option Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire 10 years after the date of grant.
During the 13-week period ended January 1, 2022, no options to purchase shares of common stock were issued by the Company.
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
A summary of stock option activity is presented below:

	2022
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	596,476	$19.21	6.3 years
Options:
Granted	—
Exercised	—
Canceled or expired	—
Outstanding and expected to vest, end of period	596,476	$19.21	6.1 years	$800,000
Exercisable, end of period	246,976	$20.33	2.9 years	$136,000
Shares available for future grant	63,750

Compensation cost charged to operations for the 13 weeks ended January 1, 2022 and January 2, 2021 for share-based compensation programs was approximately $74,000 and $60,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of January 1, 2022, there was approximately $664,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 2.8 years.

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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes and therefore, the forgiveness of any PPP loans is not taxable. Any income recorded for financial reporting purposes is considered an unusual or infrequent event and the tax effect is recorded discretely in the quarter in which the loans were forgiven. No PPP Loans were forgiven during the 13 weeks ended January 1, 2022 and January 2, 2021.

As a result of the CARES Act and the CAA, the Company carried back taxable losses from fiscal year 2020 and is expected to carryback taxable losses from fiscal 2021 to generate a refund of previously paid income taxes. For the 13-week period ended January 2, 2021, the Company recorded income tax benefits as the taxable losses from fiscal 2020 and the projected taxable losses from fiscal 2021 are being carried back to tax years in which the Company was subject to a higher federal corporate income tax rate. The adjustment related to the fiscal 2020 carryback was recorded as a discrete item during the 13-week period ended January 2, 2021 and the carryback of the projected taxable losses from fiscal 2021 was recorded as a component of the estimated annual effective tax rate for the 13-week period ended January 2, 2021.

The provision for income taxes for the 13-week period ended January 1, 2022 was $309,000. The effective tax rate for the 13-week period ended January 1, 2022 of 11.3% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits and operating income attributable to non-controlling interests that is not taxable to the Company.

The income tax benefit for the 13-week period ended January 2, 2021 was $(2,919,000). The effective tax rate for the 13-week period ended January 2, 2021 of -80.7% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, the carryback of the projected fiscal 2021 taxable losses to prior years when the Federal corporate tax rate was 34% and operating income attributable to non-controlling interests that is not taxable to the Company. The effective tax rate also includes a discrete benefit of $(352,000) primarily related to an adjustment of the estimated fiscal year 2020 carryback claim.

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	13 Weeks Ended
	January 1, 2022	January 2, 2021
Basic	3,551	3,502
Effect of dilutive securities:
Stock options	46	—
Diluted	3,597	3,502

For the 13-week period ended January 1, 2022, the dilutive effect of 433,000 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13-week period ended January 2, 2021, the dilutive effect of all outstanding options to purchase shares of our common stock were not included in diluted earnings per share as their impact would have been anti-dilutive.

13.    SUBSEQUENT EVENTS
On January 28, 2022, the Board of Directors terminated the Company's 2016 Option Plan and approved the 2022 Stock Option Plan for authorizing the future issuance of options to acquire 500,000 shares of common stock, subject to shareholder approval at our annual meeting to be held on March 15, 2022.

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
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended October 2, 2021 and the consolidated condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
COVID-19 Pandemic
We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of all of our restaurants. In the third quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, all of our restaurants are operating with no indoor dining restrictions other than in New York City where customers are required to show proof of vaccination. We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether it will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruption and consumer behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.
Overview
As of January 1, 2022, the Company owned and operated 17 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
The consolidated condensed statements of operations for the 13 weeks ended January 1, 2022 include revenues and income of approximately $1,982,000 and $356,000, respectively, related to Blue Moon Fish Company, which was acquired on December 1, 2020.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended January 1, 2022 and January 2, 2021 each included 13.
Seasonality
The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of recent acquisitions mitigates some of the risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington, D.C. (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warm weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year.
Results of Operations
The Company’s operating income for the 13 weeks ended January 1, 2022 was $2,791,000, as compared to an operating loss of $(3,307,000) for the 13 weeks ended January 2, 2021. This increase resulted primarily from all of our restaurants operating with no indoor dining restrictions, other than in New York City where customers are required to show proof of vaccination, in the current period in comparison to the prior period as a result of government mandates in connection with the COVID-19 pandemic combined with a modest recovery in our event business in Washington, D.C. and New York City in the current period.
The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended January 1, 2022 and January 2, 2021:

	13 Weeks Ended		Variance
	January 1, 2022	January 2, 2021	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$43,237	$19,889	$23,348	117.4%
Other revenue	749	410	339	82.7%
Total revenues	43,986	20,299	23,687	116.7%
COSTS AND EXPENSES:
Food and beverage cost of sales	12,542	5,943	6,599	111.0%
Payroll expenses	14,241	8,651	5,590	64.6%
Occupancy expenses	5,232	3,473	1,759	50.6%
Other operating costs and expenses	5,138	2,811	2,327	82.8%
General and administrative expenses	2,963	1,787	1,176	65.8%
Depreciation and amortization	1,079	941	138	14.7%
Total costs and expenses	41,195	23,606	17,589	74.5%
OPERATING INCOME (LOSS)	$2,791	$(3,307)	$6,098	184.4%

Revenues
During the 13-week period ended January 1, 2022, revenues increased 116.7% as compared to revenues in the 13-week period ended January 2, 2021. This increase resulted primarily from all of our restaurants operating with no indoor dining restrictions, other than in New York City where customers are required to show proof of vaccination, in the current period in comparison to the prior period as a result of government mandates in connection with the COVID-19 pandemic.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales increased 112.8% during the first fiscal quarter of 2022 as compared to the same period last year as follows:

	13 Weeks Ended		Variance
	January 1, 2022	January 2, 2021	$	%
	(in thousands)
Las Vegas	$14,002	$5,819	$8,183	140.6%
New York	8,525	2,090	6,435	307.9%
Washington, D.C.	2,328	903	1,425	157.8%
Atlantic City, NJ	661	171	490	286.5%
Connecticut	67	88	(21)	-23.9%
Alabama	3,079	2,016	1,063	52.7%
Florida	12,835	8,409	4,426	52.6%
Same-store sales	41,497	19,496	$22,001	112.8%
Other	1,740	393
Food and beverage sales	$43,237	$19,889
The increase in company-wide same-store sales was driven primarily by increased customer traffic as a result of the impact of the COVID-19 pandemic on the prior period combined with targeted increases in menu pricing and a modest recovery in our event business in Washington, D.C. and New York City in the current period. Same-store sales in Connecticut decreased 23.9% due to disruption to our business as a result of its relocation within the Foxwoods Resort and Casino where our property is located.
Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period, sales related to properties that were closed (Clyde Frazier's Wine and Dine, Gallagher's Steakhouse and Gallagher's Burger Bar) and other adjustments and fees.
Costs and Expenses
Costs and expenses for the 13 weeks ended January 1, 2022 and January 2, 2021 were as follows (in thousands):

	13 Weeks Ended January 1, 2022	% to Total Revenues	13 Weeks Ended January 2, 2021	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$12,542	28.5%	$5,943	29.3%	6,599	111.0%
Payroll expenses	14,241	32.4%	8,651	42.6%	5,590	64.6%
Occupancy expenses	5,232	11.9%	3,473	17.1%	1,759	50.6%
Other operating costs and expenses	5,138	11.7%	2,811	13.8%	2,327	82.8%
General and administrative expenses	2,963	6.7%	1,787	8.8%	1,176	65.8%
Depreciation and amortization	1,079	2.5%	941	4.6%	138	14.7%
Total costs and expenses	$41,195		$23,606		$17,589

Food and beverage costs as a percentage of total revenues for the 13 weeks ended January 1, 2022 decreased as compared with the same period of last year primarily as a result of targeted increases in menu pricing and a modest recovery in our event business in Washington, D.C. and New York City in the current period, partially offset by increases in costs of seafood and other high-volume items.

Payroll expenses as a percentage of total revenues for the 13 weeks ended January 1, 2022 decreased as compared with the same period of last year primarily as a result of retaining key restaurant management personnel with lower corresponding revenues in the prior period as a result of the government mandated closures and/or capacity restrictions at several of our restaurants in connection with the COVID-19 pandemic.

Occupancy expenses as a percentage of total revenues for the 13 weeks ended January 1, 2022 decreased as compared with the same period of last year primarily as a result of the fixed nature of many of these expenses and lower sales in the prior period as a result of the COVID-19 pandemic.

Other operating costs and expenses as a percentage of total revenues for the 13 weeks ended January 1, 2022 as compared to the same period of last year decreased primarily as a result of the fixed nature of some of these expenses and lower sales in the prior period as a result of the COVID-19 pandemic, decreased maintenance at properties where we are experiencing lower traffic and increased professional fees at the restaurant-level in the prior periods.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 weeks ended January 1, 2022 increased as compared with the same period of last year primarily as a result of headcount and salary reductions of corporate personnel in the prior period as a result of the impacts on our business from the COVID-19 pandemic.

Depreciation and amortization expense for the 13 weeks ended January 1, 2022 increased as compared to the same period of last year primarily as a result of assets placed in service since January 1, 2021.
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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes and therefore, the forgiveness of any PPP loans is not taxable. Any income recorded for financial reporting purposes is considered an unusual or infrequent event and the tax effect is recorded discretely in the quarter in which the loans were forgiven. No PPP Loans were forgiven during the 13 weeks ended January 1, 2022 and January 2, 2021.

As a result of the CARES Act and the CAA, the Company carried back taxable losses from fiscal year 2020 and is expected to carryback taxable losses from fiscal 2021 to generate a refund of previously paid income taxes. For the 13-week period ended January 2, 2021, the Company recorded income tax benefits as the taxable losses from fiscal 2020 and the projected taxable losses from fiscal 2021 are being carried back to tax years in which the Company was subject to a higher federal corporate income tax rate. The adjustment related to the fiscal 2020 carryback was recorded as a discrete item during the 13-week period ended January 2, 2021 and the carryback of the projected taxable losses from fiscal 2021 was recorded as a component of the estimated annual effective tax rate for the 13-week period ended January 2, 2021.

The provision for income taxes for the 13-week period ended January 1, 2022 was $309,000. The effective tax rate for the 13-week period ended January 1, 2022 of 11.3% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits and operating income attributable to non-controlling interests that is not taxable to the Company.

The income tax benefit for the 13-week period ended January 2, 2021 was $(2,919,000). The effective tax rate for the 13-week period ended January 2, 2021 of -80.7% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, the carryback of the projected fiscal 2021 taxable losses to prior years when the Federal corporate tax rate was 34% and operating income attributable to non-controlling interests that is not taxable to the Company. The effective tax rate also includes a discrete benefit of $(352,000) primarily related to an adjustment of the estimated fiscal year 2020 carryback claim.

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
Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions, acquisitions and large remodeling projects. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and smaller remodeling projects of existing restaurants we own. Consistent with many other restaurant operators, we typically use operating lease arrangements for our restaurants. In recent years we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. As of January 1, 2022, we had a cash and cash equivalents balance of $20,167,000.
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
Cash Flows for 13 Weeks Ended January 1, 2022 and January 2, 2021
Net cash provided by operating activities for the 13 weeks ended January 1, 2022 increased to $3,852,000 as compared to $(2,985,000) used in operations in the same period of last year. This increase was attributable to an increase in operating income as a result of the continued recovery from the COVID-19 pandemic and changes in net working capital primarily related to accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the 13 weeks ended January 1, 2022 and January 2, 2021 was $(408,000) and $(2,413,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants and, in the prior period, the cash portion of the purchase price of the Blue Moon Fish Company acquisition.
Net cash used in financing activities for the 13 weeks ended January 1, 2022 of $(2,448,000) resulted primarily from principal payments on notes payable and the payment of distributions to non-controlling interests. Net cash used in financing activities for the 13 weeks ended January 2, 2021 of $(675,000) resulted primarily from principal payments on notes payable.
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
On January 26, 2021, the Company exercised its right-of-first-refusal to acquire the land, building and parking lot associated with JB’s on the Beach and immediately contributed such rights and interest to an unrelated entity ("Sandcastle 1, LLC") that purchased the properties on March 22, 2021. In exchange, the Company received a 5% interest in Sandcastle 1, LLC, which plans future development of the sites. In addition, all rights and privileges under the current lease were assigned to Sandcastle 1, LLC, as landlord and the lease terms remain unchanged.
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

On September 1, 2021, the Company advised the landlord of Clyde Frazier's Wine and Dine that we would be closing the property permanently and terminated the lease. In connection with termination, the Company recorded a gain of $810,000 during the year ended October 2, 2021 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $318,000, (ii) impairment of long-lived assets in the amount of $69,000 and (iii) the write-off of our security deposit in the amount of $121,000 offset by the write-off of ROU assets and related lease liabilities in the net amount of $1,318,000.

Included in the consolidated condensed statement of operations for the 13 weeks ended January 2, 2021 are revenues and net operating losses of approximately $582,000 and $(131,000) related to the above properties.
Investment in and Receivable from New Meadowlands Racetrack
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls with no change in ownership, bringing its total investment to $5,108,000. During the 13 weeks ended January 1, 2022, the Company received a distribution of $222,000 from NMR which has been recorded as other income in the consolidated condensed statement of operations.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,327,000 and $1,317,000 are included in Investment In and

Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at January 1, 2022 and October 2, 2021, respectively.
Notes Payable – Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which was to mature on May 19, 2022 (as extended). The Revolving Facility provides for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. On July 26, 2021, all outstanding borrowings under the Revolving Facility, in the amount of $9,666,000, were converted to a promissory note with quarterly principal payments of $500,000 commencing on September 1, 2021, with a balloon payment of $2,166,000 on June 1, 2025. Such note bears interest at LIBOR plus 3.5% per annum. We expect that the LIBOR rate will be discontinued at some point during 2022 and to work with BHBM to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense.
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
On June 12, 2020 and again on February 15, 2021, as a result of the impact of the COVID-19 pandemic on our business, BHBM agreed to modified financial covenants through fiscal Q2 2022. The Company was in compliance with all of its financial covenants under the Revolving Facility as of January 1, 2022.
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower believe that all PPP Loan proceeds were used exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the remaining PPP Loans outstanding at January 1, 2022 will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the remaining PPP Loans, in whole or in part.
To the extent that any of the remaining PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date. During the 13 weeks ended January 1, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $666,000.

Recent Events
On January 28, 2022, the Board of Directors terminated the Company's 2016 Option Plan and approved the 2022 Stock Option Plan for authorizing the future issuance of options to acquire 500,000 shares of common stock, subject to shareholder approval at our annual meeting to be held on March 15, 2022.
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
The Company’s critical accounting policies are described in the Company’s Form 10-K for the year ended October 2, 2021. There have been no significant changes to such policies during fiscal 2022 other than those disclosed in Note 1 to the consolidated condensed financial statements.
Recently Adopted and Issued Accounting Standards
See Note 1 to the consolidated condensed financial statements for a description of recent accounting pronouncements, including those adopted in fiscal 2022 and the expected dates of adoption of new accounting standards and the anticipated impact on the consolidated condensed financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of January 1, 2022 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Date:	February 15, 2022

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)