Form 10-Q
period 2022-04-02
ARK RESTAURANTS CORP
filed 2022-05-17
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2022
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of May 12, 2022, there were 3,552,344 shares of the registrant's common stock outstanding.

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
•the adverse impact of the current political climate on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	April 2, 2022	October 2, 2021
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $277 at April 2, 2022 and $785 at October 2, 2021 related to VIEs)	$18,542	$19,171
Accounts receivable (includes $392 at April 2, 2022 and $358 at October 2, 2021 related to VIEs)	3,967	4,113
Employee receivables	324	380
Inventories (includes $40 at April 2, 2022 and $35 at October 2, 2021 related to VIEs)	4,240	3,510
Prepaid and refundable income taxes (includes $280 at April 2, 2022 and $278 at October 2, 2021 related to VIEs)	3,839	3,896
Prepaid expenses and other current assets (includes $128 at April 2, 2022 and $277 at October 2, 2021 related to VIEs)	3,395	3,205
Total current assets	34,307	34,275
FIXED ASSETS - Net (includes $210 at April 2, 2022 and $218 at October 2, 2021 related to VIEs)	35,154	36,174
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,211 at April 2, 2022 and $2,342 at October 2, 2021 related to VIEs)	52,575	56,336
INTANGIBLE ASSETS - Net	315	376
GOODWILL	17,440	17,440
TRADEMARKS	4,220	4,220
DEFERRED INCOME TAXES	3,470	3,700
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,445	6,425
OTHER ASSETS (includes $82 at April 2, 2022 and October 2, 2021 related to VIEs)	2,242	2,270
TOTAL ASSETS	$156,168	$161,216

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $122 at April 2, 2022 and $213 at October 2, 2021 related to VIEs)	$4,909	$4,886
Accrued expenses and other current liabilities (includes $554 at April 2, 2022 and $374 at October 2, 2021 related to VIEs)	13,912	13,679
Current portion of operating lease liabilities (includes $260 at April 2, 2022 and $249 at October 2, 2021 related to VIEs)	5,880	6,165
Current portion of notes payable (includes $0 at April 2, 2022 and $95 at October 2, 2021 related to VIEs)	5,839	6,973
Total current liabilities	30,540	31,703
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $2,061 at April 2, 2022 and $2,193 at October 2, 2021 related to VIEs)	49,388	52,552
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs (includes $0 at April 2, 2022 and $101 at October 2, 2021 related to VIEs)	22,121	25,509
TOTAL LIABILITIES	102,049	109,764
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,552 shares at April 2, 2022 and 3,551 at October 2, 2021	36	36
Additional paid-in capital	14,651	14,492
Retained earnings	39,148	35,884
Total Ark Restaurants Corp. shareholders’ equity	53,835	50,412
NON-CONTROLLING INTERESTS	284	1,040
TOTAL EQUITY	54,119	51,452
TOTAL LIABILITIES AND EQUITY	$156,168	$161,216

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
REVENUES:
Food and beverage sales	$38,822	$25,181	$82,058	$45,070
Other revenue	764	586	1,513	996
Total revenues	39,586	25,767	83,571	46,066
COSTS AND EXPENSES:
Food and beverage cost of sales	12,255	7,764	24,796	13,705
Payroll expenses	13,482	8,391	27,722	17,041
Occupancy expenses	4,616	3,523	9,848	6,997
Other operating costs and expenses	4,840	3,529	9,978	6,339
General and administrative expenses	3,018	3,036	5,982	4,824
Depreciation and amortization	1,148	1,021	2,227	1,963
Total costs and expenses	39,359	27,264	80,553	50,869
OPERATING INCOME (LOSS)	227	(1,497)	3,018	(4,803)
OTHER (INCOME) EXPENSE:
Interest expense	262	308	547	632
Interest income	(12)	(13)	(22)	(27)
Other income	(125)	—	(347)	—
Gain on forgiveness of PPP Loans	(1,122)	(4,124)	(1,122)	(4,124)
Total other (income) expense, net	(997)	(3,829)	(944)	(3,519)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,224	2,332	3,962	(1,284)
Provision (benefit) for income taxes	76	(1,921)	385	(4,839)
CONSOLIDATED NET INCOME	1,148	4,253	3,577	3,555
Net income attributable to non-controlling interests	(93)	(92)	(313)	(157)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$1,055	$4,161	$3,264	$3,398

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$0.30	$1.19	$0.92	$0.97
Diluted	$0.29	$1.15	$0.91	$0.95

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,552	3,511	3,552	3,507
Diluted	3,604	3,627	3,600	3,579
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended April 2, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - January 1, 2022	3,551	$36	$14,566	$38,093	$52,695	$731	$53,426

Net income	—	—	—	1,055	1,055	93	1,148
Exercise of stock options	1	—	11	—	11	—	11
Stock-based compensation	—	—	74	—	74	—	74
Distributions to non-controlling interests	—	—	—	—	—	(540)	(540)

Balance - April 2, 2022	3,552	$36	$14,651	$39,148	$53,835	$284	$54,119

For the 26 weeks ended April 2, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 2, 2021	3,551	$36	$14,492	$35,884	$50,412	$1,040	$51,452

Net income	—	—	—	3,264	3,264	313	3,577
Exercise of stock options	1	—	11	—	11	—	11
Stock-based compensation	—	—	148	—	148	—	148
Distributions to non-controlling interests	—	—	—	—	—	(1,069)	(1,069)

BALANCE - April 2, 2022	3,552	$36	$14,651	$39,148	$53,835	$284	$54,119
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended April 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - January 2, 2021	3,502	$35	$13,563	$22,226	$35,824	$618	$36,442

Net income	—	—	—	4,161	4,161	92	4,253
Exercise of stock options	30	—	426	—	426	—	426
Stock-based compensation	—	—	73	—	73	—	73
Distributions to non-controlling interests	—	—	—	—	—	26	26

Balance - April 3, 2021	3,532	$35	$14,062	$26,387	$40,484	$736	$41,220

For the 26 weeks ended April 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 3, 2020	3,502	$35	$13,503	$22,989	$36,527	$626	$37,153

Net income	—	—	—	3,398	3,398	157	3,555
Exercise of stock options	30	—	426	—	426	—	426
Stock-based compensation	—	—	133	—	133	—	133
Distributions to non-controlling interests	—	—	—	—	—	(47)	(47)

BALANCE - April 3, 2021	3,532	$35	$14,062	$26,387	$40,484	$736	$41,220
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	26 Weeks Ended
	April 2, 2022	April 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3,577	$3,555
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Stock-based compensation	148	133
Gain on forgiveness of PPP Loans	(1,122)	(4,124)
Deferred income taxes	230	(3,145)
Accrued interest on note receivable from NMR	(20)	(27)
Depreciation and amortization	2,227	1,963
Amortization of operating lease assets	312	1,432
Amortization of deferred financing costs	24	33
Changes in operating assets and liabilities:
Accounts receivable	146	(1,725)
Inventories	(730)	442
Prepaid, refundable and accrued income taxes	57	(1,701)
Prepaid expenses and other current assets	(190)	342
Other assets	28	(105)
Accounts payable - trade	23	1,354
Accrued expenses and other current liabilities	253	(71)
Net cash provided by (used in) operating activities	4,963	(1,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,146)	(1,103)
Loans and advances made to employees	(27)	(40)
Payments received on employee receivables	83	34
Purchase of Blue Moon Fish Company, net of cash acquired	—	(1,817)
Net cash used in investing activities	(1,090)	(2,926)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(2,468)	(1,408)
Proceeds from PPP Loans	—	111
Principal payments on PPP Loans	(976)	—
Proceeds from issuance of stock upon exercise of stock options	11	426
Distributions to non-controlling interests	(1,069)	(47)
Net cash used in financing activities	(4,502)	(918)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(629)	(5,488)
CASH AND CASH EQUIVALENTS, Beginning of period	19,171	16,886
CASH AND CASH EQUIVALENTS, End of period	$18,542	$11,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$506	$534
Income taxes	$11	$7
Non-cash financing activities:
Note payable in connection with the purchase of Blue Moon Fish Company	$—	$1,000
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS April 2, 2022 (Unaudited)
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
COVID-19 PANDEMIC — We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of all of our restaurants. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, all of our restaurants are currently operating with no restrictions. We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether it will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruption and consumer behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: projected cash flows, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, estimates made in connection with acquisitions and impairment analyses, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 26 weeks ended April 2, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the year ending October 1, 2022.
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

FAIR VALUE OF FINANCIAL INSTRUMENTS — The carrying amount of cash and cash equivalents, receivables and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair values of notes receivable and payable are determined using current applicable rates for similar instruments as of the balance sheet dates and approximate the carrying value of such debt instruments.
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
As of April 2, 2022, the Company had accounts receivable balances due from one hotel operator totaling 23% of total accounts receivable. As of October 2, 2021, the Company had accounts receivable balances due from one hotel operator totaling 37% of total accounts receivable.
For the 13-week period ended April 2, 2022, the Company did not make purchases from any one vendor that accounted for more than 10% of total purchases. For the 13-week period ended April 3, 2021, the Company made purchases from one vendor that accounted for 12% of total purchases.
For the 26-week period ended April 2, 2022, the Company did not make purchases from any one vendor that accounted for more than 10% of total purchases. For the 26-week period ended April 3, 2021, the Company made purchases from one vendor that accounted for 14% of total purchases.
As of April 2, 2022 and October 2, 2021, all debt outstanding, other than Paycheck Protection Program loans and the note payable to the sellers of the Blue Moon Fish Company, is with one lender (see Note 8 – Notes Payable).
GOODWILL AND TRADEMARKS — Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated condensed statements of operations. The Company did not record any impairment to its goodwill or trademarks during the 13 and 26 weeks ended April 2, 2022 and April 3, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the 13 and 26 weeks ended April 2, 2022. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $765,000 and $71,000 in catering services revenue for the 13-week periods ended April 2, 2022 and April 3, 2021, respectively, and $3,978,000 and $208,000 for the 26-week periods ended April 2, 2022 and April 3, 2021, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets as of April 2, 2022 and October 2, 2021 was $5,770,000 and $4,988,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of April 2, 2022 and October 2, 2021, the total liability for gift cards in the amounts of approximately $331,000 and $252,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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
SEGMENT REPORTING — As of April 2, 2022, the Company owned and operated 17 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	April 2, 2022	October 2, 2021
	(in thousands)
Cash and cash equivalents	$277	$785
Accounts receivable	392	358
Inventories	40	35
Prepaid and refundable income taxes	280	278
Prepaid expenses and other current assets	128	277
Due from Ark Restaurants Corp. and affiliates (1)	284	187
Fixed assets - net	210	218
Operating lease right-of-use assets - net	2,211	2,342
Other assets	82	82
Total assets	$3,904	$4,562

Accounts payable - trade	$122	$213
Accrued expenses and other current liabilities	554	374
Current portion of operating lease liabilities	260	249
Current portion of notes payable	—	95
Operating lease liabilities, less current portion	2,061	2,193
Notes payable, less current portion	—	101
Total liabilities	2,997	3,225
Equity of variable interest entities	907	1,337
Total liabilities and equity	$3,904	$4,562
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
The consolidated condensed statements of operations for the 13 and 26 weeks ended April 3, 2021 include revenues and income of approximately $1,962,000 and $448,000 and $2,441,000 and $455,000, respectively, related to Blue Moon Fish Company. The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated condensed statements of operations for the 26 weeks ended April 3, 2021 and includes the results of operations for Blue Moon Fish Company for the period prior to acquisition. The unaudited pro forma financial information (which is presented in thousands except per share and share data), which has been adjusted for interest expense on the note, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Blue Moon Fish Company occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

26 Weeks Ended
April 3, 2021

Total revenues	$46,743
Net income	$3,433
Net income per share - basic	$0.98
Net income per share - diluted	$0.96

Shares - Basic	3,507
Shares - Diluted	3,579

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

Included in the consolidated condensed statements of operations for the 13 and 26 weeks ended April 3, 2021 are revenues and net operating losses of approximately $172,000 and $(709,000) and $754,000 and $(840,000), respectively, related to the above properties.

5.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls with no change in ownership, bringing its total investment to $5,108,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. There are no observable prices for this investment. During the 13 and 26 weeks ended April 2, 2022, the Company received distributions of $125,000 and $347,000, respectively, from NMR which have been recorded as other income in the consolidated condensed statement of operations.
Due to the impacts of the COVID-19 pandemic to the global economy, the Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 and 26 weeks ended April 2, 2022 and April 3, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR, a related party). As of April 2, 2022 and October 2, 2021, $72,000 and $0 were due to AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,337,000 and $1,317,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at April 2, 2022 and October 2, 2021, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	April 2, 2022	October 2, 2021
	(In thousands)

Sales tax payable	$1,034	$910
Accrued wages and payroll related costs	4,015	4,758
Customer advance deposits	5,770	4,988
Accrued occupancy and other operating expenses	3,093	3,023
	$13,912	$13,679

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of April 2, 2022. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of operations.
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
The components of lease expense in the consolidated condensed statements of operations are as follows:

	13 Weeks Ended		26 Weeks Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
	(In thousands)		(In thousands)
Operating lease expense - occupancy expenses (1)	$2,624	$1,720	$4,897	$3,937
Occupancy lease expense - general and administrative expenses	116	111	209	152
Variable lease expense	795	956	2,692	1,395
Total lease expense	$3,535	$2,787	$7,798	$5,484
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	26 Weeks Ended
	April 2, 2022	April 3, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$3,592	$4,118
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$—	$8,712
The weighted average remaining lease terms and discount rates as of April 2, 2022 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	13.5 years	5.2%
The annual maturities of our lease liabilities as of April 2, 2022 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
October 1, 2022	$4,525
September 30, 2023	7,543
September 28, 2024	7,143
September 27, 2025	6,116
October 3, 2026	4,987
Thereafter	47,397
Total future lease commitments	77,711
Less imputed interest	(22,443)
Present value of lease liabilities	$55,268

8.    NOTES PAYABLE
Notes payable consist of the following:

	April 2, 2022	October 2, 2021
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,330	$3,473
Promissory Note - Shuckers purchase	3,825	3,995
Promissory Note - Oyster House purchase	3,182	3,492
Promissory Note - JB's on the Beach purchase	4,250	4,750
Promissory Note - Sequoia renovation	1,943	2,171
Promissory Note - Revolving Facility	8,166	9,166
Promissory Note - Blue Moon Fish Company (see Note 3)	709	827
Paycheck Protection Program Loans	2,645	4,722
	28,050	32,596
Less: Current maturities	(5,839)	(6,973)
Less: Unamortized deferred financing costs	(90)	(114)
Long-term portion	$22,121	$25,509

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
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower believe that PPP Loan proceeds were used exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the remaining PPP Loans outstanding at April 2, 2022 will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the remaining PPP Loans, in whole or in part.
During the 13 weeks ended April 2, 2022 and April 3, 2021, $1,122,000 and $4,124,000 of PPP Loans, respectively (including $20,000 and $27,000 of accrued interest) were forgiven. To the extent that any of the remaining PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date. Accordingly, based on the above, we have classified the PPP Loan amounts expected to be forgiven as long-term in accordance with SEC interpretative guidance and the remaining amounts expected to be repaid in the next 12 months of $892,000 and $2,032,000 as short-term in the consolidated condensed balance sheets as of April 2, 2022 and October 2, 2021, respectively. During the 26 weeks ended April 2, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $976,000.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $271,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $12,000 and $16,000 is included in interest expense for the 13 weeks ended April 2, 2022 and April 3, 2021, respectively. Amortization expense was $24,000 and $33,000 for the 26 weeks ended April 2, 2022 and April 3, 2021, respectively.

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

On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  The Complaint sought unspecified money damages, together with interest, liquidated damages and attorney fees.  In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received preliminary approval by the New York State Supreme Court, for approximately the amount which was previously accrued. Plaintiffs have submitted an application to the New York State Supreme Court seeking final approval of the settlement.

10.    STOCK OPTIONS
The Company has options outstanding under two stock option plans, the 2010 Stock Option Plan and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire 10 years after the date of grant.
On March 15, 2022, the shareholders of the Company approved the 2022 Stock Option Plan. Effective with this approval, the Company terminated the 2016 Plan along with the 63,750 authorized but unissued options under the 2016 Plan, but it did not affect any of the options previously issued under the 2016 Plan. Under the 2022 Stock Option Plan, 500,000 options were authorized for future grant and are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire 10 years after the date of grant.
During the 26-week period ended April 2, 2022, no options to purchase shares of common stock were issued by the Company.
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
A summary of stock option activity is presented below:

	2022
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	596,476	$19.21	6.3 years
Options:
Granted	—
Exercised	(788)
Canceled or expired	—
Outstanding and expected to vest, end of period	595,688	$19.21	5.8 years	$798,000
Exercisable, end of period	246,188	$20.35	2.6 years	$134,000
Shares available for future grant	500,000

Compensation cost charged to operations for the 13 weeks ended April 2, 2022 and April 3, 2021 for share-based compensation programs was approximately $74,000 and $73,000, respectively, and for the 26 weeks ended April 2, 2022 and April 3, 2021 was approximately $148,000 and $133,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of April 2, 2022, there was approximately $590,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 2.5 years.

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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes and therefore, the forgiveness of any PPP loans is not taxable. During the 13-week periods ended April 2, 2022 and April 3, 2021, the Company recorded income for financial reporting purposes related to the forgiveness of some of its PPP loans. The income recorded for financial reporting purposes was considered an unusual or infrequent event and the tax effect was recorded discretely in the quarter ended April 3, 2021.

As a result of the CARES Act and the CAA, the Company carried back taxable losses from fiscal year 2020 and is expected to carryback taxable losses from fiscal 2021 to generate a refund of previously paid income taxes. For the 26-week period ended April 3, 2021, the Company recorded income tax benefits as the taxable losses from fiscal 2020 and the projected taxable losses from fiscal 2021 are being carried back to tax years in which the Company was subject to a higher federal corporate income tax rate. The adjustment related to the fiscal 2020 carryback was recorded as a discrete item during the 13-week period ended January 2, 2021 and the carryback of the projected taxable losses from fiscal 2021 was recorded as a component of the estimated annual effective tax rate for the 26-week period ended April 3, 2021.

The provision for income taxes for the 26-week period ended April 2, 2022 was $385,000. The effective tax rate for the 26-week period ended April 2, 2022 of 9.7% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company and the discrete tax benefit attributable to the income related to the PPP loan forgiveness which is not taxable for tax purposes.

The income tax benefit for the 26-week period ended April 3, 2021 was $(4,839,000). The effective tax rate for the 26-week period ended April 3, 2021 of 376.6% differed from the statutory rate of 21% primarily related to the discrete tax benefit attributable to the income related to the PPP loan forgiveness which is not taxable for tax purposes.

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
A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	13 Weeks Ended		26 Weeks Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Basic	3,552	3,511	3,552	3,507
Effect of dilutive securities:
Stock options	52	116	48	72
Diluted	3,604	3,627	3,600	3,579

For the 13- and 26-week periods ended April 2, 2022, the dilutive effect of 433,000 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13- and 26-week periods ended April 3, 2021, the dilutive effect of 482,500 options was not included in diluted earnings per share as their impact would have been anti-dilutive.

13.    SUBSEQUENT EVENTS
On April 8, 2022, the Company extended its lease for Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2032. In connection with the extension, the Company has agreed to spend a minimum of $1,500,000 to materially refresh the premises by September 30, 2022, subject to various extensions as set out in the agreement.
On May 11, 2022, the Board of Directors (the "Board") of the Company declared a quarterly cash dividend of $0.125 per share which will be paid on June 13, 2022 to the stockholders of record of each share of the Company's common stock at the close of business on May 31, 2022. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.

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
COVID-19 Pandemic
We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of all of our restaurants. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, all of our restaurants are currently operating with no dining restrictions. We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether it will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruption and consumer behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.
Overview
As of April 2, 2022, the Company owned and operated 17 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year-ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended April 2, 2022 and April 3, 2021 each included 13 and 26 weeks.
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

Results of Operations
The Company’s operating income (as set out below) for the 13 and 26 weeks ended April 2, 2022, as compared to the same periods of April 3, 2021 increased primarily as a result of all of our restaurants operating with no dining restrictions in the current period in comparison to the prior period as a result of government mandates in connection with the COVID-19 pandemic combined with a modest recovery in our event business in Washington, D.C. and New York City in the current period.
The following table summarizes the significant components of the Company’s operating results for the 13- and 26-week periods ended April 2, 2022 and April 3, 2021:

	13 Weeks Ended		Variance		26 Weeks Ended		Variance
	April 2, 2022	April 3, 2021	$	%	April 2, 2022	April 3, 2021	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$38,822	$25,181	$13,641	54.2%	$82,058	$45,070	$36,988	82.1%
Other revenue	764	586	178	30.4%	1,513	996	517	51.9%
Total revenues	39,586	25,767	13,819	53.6%	83,571	46,066	37,505	81.4%
COSTS AND EXPENSES:
Food and beverage cost of sales	12,255	7,764	4,491	57.8%	24,796	13,705	11,091	80.9%
Payroll expenses	13,482	8,391	5,091	60.7%	27,722	17,041	10,681	62.7%
Occupancy expenses	4,616	3,523	1,093	31.0%	9,848	6,997	2,851	40.7%
Other operating costs and expenses	4,840	3,529	1,311	37.1%	9,978	6,339	3,639	57.4%
General and administrative expenses	3,018	3,036	(18)	-0.6%	5,982	4,824	1,158	24.0%
Depreciation and amortization	1,148	1,021	127	12.4%	2,227	1,963	264	13.4%
Total costs and expenses	39,359	27,264	12,095	44.4%	80,553	50,869	29,684	58.4%
OPERATING INCOME (LOSS)	$227	$(1,497)	$1,724	115.2%	$3,018	$(4,803)	$7,821	162.8%

Revenues
During the 13-week period ended April 2, 2022, revenues increased 53.6% as compared to revenues in the 13-week period ended April 3, 2021. This increase resulted primarily from all of our restaurants operating with no dining restrictions in the current period in comparison to the prior period as a result of government mandates in connection with the COVID-19 pandemic.
During the 26-week period ended April 2, 2022, revenues increased 81.4% as compared to revenues in the 26-week period ended April 3, 2021. This increase also resulted primarily from all of our restaurants operating with no dining restrictions in the current period in comparison to the prior period as a result of government mandates in connection with the COVID-19 pandemic.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales increased 54.0% during the 13 weeks ended April 2, 2022 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	April 2, 2022	April 3, 2021	$	%
	(in thousands)
Las Vegas	$12,719	$6,737	$5,982	88.8%
New York	3,387	1,119	2,268	202.7%
Washington, D.C.	1,206	755	451	59.7%
Atlantic City, NJ	907	257	650	252.9%
Connecticut	76	103	(27)	-26.2%
Alabama	3,336	2,674	662	24.8%
Florida	17,366	13,674	3,692	27.0%
Same-store sales	38,997	25,319	$13,678	54.0%
Other	(175)	(138)
Food and beverage sales	$38,822	$25,181
On a Company-wide basis, same-store sales increased 79.6% during the 26 weeks ended April 2, 2022 as compared to the same period of last year as follows:

	26 Weeks Ended		Variance
	April 2, 2022	April 3, 2021	$	%
	(in thousands)
Las Vegas	$26,721	$12,556	$14,165	112.8%
New York	11,912	3,209	8,703	271.2%
Washington, D.C.	3,534	1,658	1,876	113.1%
Atlantic City, NJ	1,568	428	1,140	266.4%
Connecticut	143	191	(48)	-25.1%
Alabama	6,415	4,690	1,725	36.8%
Florida	30,201	22,083	8,118	36.8%
Same-store sales	80,494	44,815	$35,679	79.6%
Other	1,564	255
Food and beverage sales	$82,058	$45,070
The increases in company-wide same-store sales were driven primarily by increased customer traffic as a result of the impact of the COVID-19 pandemic on the prior period combined with targeted increases in menu pricing and a modest recovery in our event business in Washington, D.C. and New York City in the current period. Same-store sales in Connecticut decreased 26.2% due to disruption to our business as a result of its relocation within the Foxwoods Resort and Casino where our property is located.
Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period, sales related to properties that were closed (Clyde Frazier's Wine and Dine, Gallagher's Steakhouse and Gallagher's Burger Bar - see Liquidity and Capital Resources - Recent Restaurant Dispositions) and other adjustments and fees.

Costs and Expenses
Costs and expenses for the 13 and 26 weeks ended April 2, 2022 and April 3, 2021 were as follows (in thousands):

	13 Weeks Ended April 2, 2022	% to Total Revenues	13 Weeks Ended April 3, 2021	% to Total Revenues	Increase (Decrease)		26 Weeks Ended April 2, 2022	% to Total Revenues	26 Weeks Ended April 3, 2021	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$12,255	31.0%	$7,764	30.1%	4,491	57.8%	$24,796	29.7%	$13,705	29.8%	11,091	80.9%
Payroll expenses	13,482	34.1%	8,391	32.6%	5,091	60.7%	27,722	33.2%	17,041	37.0%	10,681	62.7%
Occupancy expenses	4,616	11.7%	3,523	13.7%	1,093	31.0%	9,848	11.8%	6,997	15.2%	2,851	40.7%
Other operating costs and expenses	4,840	12.2%	3,529	13.7%	1,311	37.1%	9,978	11.9%	6,339	13.8%	3,639	57.4%
General and administrative expenses	3,018	7.6%	3,036	11.8%	(18)	-0.6%	5,982	7.2%	4,824	10.5%	1,158	24.0%
Depreciation and amortization	1,148	2.9%	1,021	4.0%	127	12.4%	2,227	2.7%	1,963	4.3%	264	13.4%
Total costs and expenses	$39,359		$27,264		$12,095		$80,553		$50,869		$29,684

Changes in food and beverage costs as a percentage of total revenues for the 13 and 26 weeks ended April 2, 2022 as compared with the same periods of last year reflect increased volumes, targeted increases in menu pricing, changes in menu mix and a modest recovery in our event business in Washington, D.C. and New York City in the current period, partially offset by increases in costs of seafood and other high-volume items.

Payroll expenses as a percentage of total revenues for the 13 weeks ended April 2, 2022 increased as compared with the same period of last year primarily as a result of increased labor costs in connection with ongoing COVID-related labor challenges partially offset by increased volumes, targeted increases in menu pricing and changes in menu mix. Payroll expenses as a percentage of total revenues for the 26 weeks ended April 2, 2022 decreased as compared with the same period of last year primarily as a result of retaining key restaurant management personnel with lower corresponding revenues for several months at the beginning of prior period as a result of the government mandated closures and/or capacity restrictions at several of our restaurants in connection with the COVID-19 pandemic combined with increased labor costs in connection with ongoing COVID-related labor challenges partially offset by increased volumes, targeted increases in menu pricing and changes in menu mix.

Occupancy expenses as a percentage of total revenues for the 13 and 26 weeks ended April 2, 2022 decreased as compared with the same period of last year primarily as a result of the fixed nature of many of these expenses and lower sales in the prior period as a result of the COVID-19 pandemic.

Other operating costs and expenses as a percentage of total revenues for the 13 and 26 weeks ended April 2, 2022 as compared to the same period of last year decreased primarily as a result of the fixed nature of some of these expenses and lower sales in the prior period as a result of the COVID-19 pandemic, decreased maintenance at properties where we are experiencing lower traffic and increased professional fees at the restaurant-level in the prior periods.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 weeks ended April 2, 2022 decreased slightly as compared with the same period of last year primarily as a result of headcount reductions of corporate personnel. General and administrative expenses for the 26 weeks ended April 2, 2022 increased as compared with the same period of last year primarily as a result of headcount and salary reductions of corporate personnel in the prior period as a result of the impacts on our business from the COVID-19 pandemic.

Depreciation and amortization expense for the 13 and 26 weeks ended April 2, 2022 increased as compared to the same period of last year primarily as a result of assets placed in service in the current period.

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

Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions, acquisitions and large remodeling projects. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and smaller remodeling projects of existing restaurants we own. Consistent with many other restaurant operators, we typically use operating lease arrangements for our restaurants. In recent years we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. As of April 2, 2022, we had a cash and cash equivalents balance of $18,542,000.
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
Cash Flows for 26 Weeks Ended April 2, 2022 and April 3, 2021
Net cash provided by operating activities for the 26 weeks ended April 2, 2022 increased to $4,963,000 as compared to $(1,644,000) used in operations in the same period of last year. This increase was attributable to an increase in operating income as a result of the continued recovery from the COVID-19 pandemic and changes in net working capital primarily related to accounts receivable, inventory and accounts payable and accrued expenses.
Net cash used in investing activities for the 26 weeks ended April 2, 2022 and April 3, 2021 was $(1,090,000) and $(2,926,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants and, in the prior period, the cash portion of the purchase price of the Blue Moon Fish Company acquisition.
Net cash used in financing activities for the 26 weeks ended April 2, 2022 of $(4,502,000) resulted primarily from principal payments on notes payable and the payment of distributions to non-controlling interests. Net cash used in financing activities for the 26 weeks ended April 3, 2021 of $(918,000) resulted primarily from principal payments on notes payable partially offset by proceeds from the exercise of stock options.

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

As of January 2, 2021, the Company determined that, given the then-current situation regarding the COVID-19 pandemic, it will not reopen Thunder Grill in Washington, D.C. which has been closed since March 20, 2020. This closure did not result in a material charge to the Company’s operations.

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

Included in the consolidated condensed statement of operations for the 13 weeks ended January 2, 2021 are revenues and net operating losses of approximately $172,000 and $(709,000) related to the above properties.
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
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower believe that PPP Loan proceeds were used exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the remaining PPP Loans outstanding at April 2, 2022 will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the remaining PPP Loans, in whole or in part.
During the 13 weeks ended April 2, 2022 and April 3, 2021, $1,122,000 and $4,124,000 of PPP Loans, respectively (including $20,000 and $27,000 of accrued interest) were forgiven. To the extent that any of the remaining PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date. Accordingly, based on the above, we have classified the PPP Loan amounts expected to be forgiven as long-term in accordance with SEC interpretative guidance and the remaining amounts expected to be repaid in the next 12 months of $892,000 and $2,032,000 as short-term in the consolidated condensed balance sheets as of April 2, 2022 and October 2, 2021, respectively. During the 26 weeks ended April 2, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $976,000.
Recent Events
On April 8, 2022, the Company extended its lease for Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2032. In connection with the extension, the Company has agreed to spend a minimum of $1,500,000 to materially refresh the premises by September 30, 2022, subject to various extensions as set out in the agreement.
On May 11, 2022, the Board of Directors (the "Board") of the Company declared a quarterly cash dividend of $0.125 per share which will be paid on June 13, 2022 to the stockholders of record of each share of the Company's common stock at the close of business on May 31, 2022. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of April 2, 2022 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* XBRL Taxonomy Extension Label Linkbase Document
101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document
104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
__________________________
* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 and Exhibit 104 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 17, 2022

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)