Form 10-Q
period 2022-07-02
ARK RESTAURANTS CORP
filed 2022-08-16
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2022
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of August 12, 2022, there were 3,600,407 shares of the registrant's common stock outstanding.

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
•the adverse impact of current and future economic conditions, including inflation, on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	July 2, 2022	October 2, 2021
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $782 at July 2, 2022 and $785 at October 2, 2021 related to VIEs)	$26,602	$19,171
Accounts receivable (includes $389 at July 2, 2022 and $358 at October 2, 2021 related to VIEs)	4,652	4,113
Employee receivables	369	380
Inventories (includes $43 at July 2, 2022 and $35 at October 2, 2021 related to VIEs)	4,020	3,510
Prepaid and refundable income taxes (includes $277 at July 2, 2022 and $278 at October 2, 2021 related to VIEs)	1,398	3,896
Prepaid expenses and other current assets (includes $18 at July 2, 2022 and $277 at October 2, 2021 related to VIEs)	1,970	3,205
Total current assets	39,011	34,275
FIXED ASSETS - Net (includes $222 at July 2, 2022 and $218 at October 2, 2021 related to VIEs)	34,797	36,174
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,144 at July 2, 2022 and $2,342 at October 2, 2021 related to VIEs)	74,970	56,336
INTANGIBLE ASSETS - Net	293	376
GOODWILL	17,440	17,440
TRADEMARKS	4,220	4,220
DEFERRED INCOME TAXES	3,040	3,700
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,455	6,425
OTHER ASSETS (includes $40 at July 2, 2022 and $82 at October 2, 2021 related to VIEs)	2,554	2,270
TOTAL ASSETS	$182,780	$161,216

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $307 at July 2, 2022 and $213 at October 2, 2021 related to VIEs)	$5,393	$4,886
Accrued expenses and other current liabilities (includes $499 at July 2, 2022 and $374 at October 2, 2021 related to VIEs)	15,094	13,679
Current portion of operating lease liabilities (includes $266 at July 2, 2022 and $249 at October 2, 2021 related to VIEs)	6,345	6,165
Current portion of notes payable (includes $0 at July 2, 2022 and $95 at October 2, 2021 related to VIEs)	6,690	6,973
Total current liabilities	33,522	31,703
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $1,991 at July 2, 2022 and $2,193 at October 2, 2021 related to VIEs)	71,565	52,552
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs (includes $0 at July 2, 2022 and $101 at October 2, 2021 related to VIEs)	18,199	25,509
TOTAL LIABILITIES	123,286	109,764
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,595 shares at July 2, 2022 and 3,551 at October 2, 2021	36	36
Additional paid-in capital	15,345	14,492
Retained earnings	43,959	35,884
Total Ark Restaurants Corp. shareholders’ equity	59,340	50,412
NON-CONTROLLING INTERESTS	154	1,040
TOTAL EQUITY	59,494	51,452
TOTAL LIABILITIES AND EQUITY	$182,780	$161,216

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
REVENUES:
Food and beverage sales	$52,069	$42,137	$134,127	$87,207
Other revenue	1,149	828	2,662	1,824
Total revenues	53,218	42,965	136,789	89,031
COSTS AND EXPENSES:
Food and beverage cost of sales	14,740	12,676	39,536	26,382
Payroll expenses	16,205	12,304	43,926	29,345
Occupancy expenses	5,966	4,251	15,814	11,248
Other operating costs and expenses	5,996	4,737	15,974	11,077
General and administrative expenses	3,872	2,802	9,854	7,625
Depreciation and amortization	1,018	1,082	3,245	3,045
Total costs and expenses	47,797	37,852	128,349	88,722
OPERATING INCOME	5,421	5,113	8,440	309
OTHER (INCOME) EXPENSE:
Interest expense	291	309	838	940
Interest income	(38)	(14)	(60)	(41)
Other income	(37)	—	(384)	—
Gain on forgiveness of PPP Loans	(1,298)	(3,195)	(2,420)	(7,318)
Total other (income) expense, net	(1,082)	(2,900)	(2,026)	(6,419)
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	6,503	8,013	10,466	6,728
Provision (benefit) for income taxes	905	4,684	1,290	(155)
CONSOLIDATED NET INCOME	5,598	3,329	9,176	6,883
Net income attributable to non-controlling interests	(343)	(659)	(657)	(816)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$5,255	$2,670	$8,519	$6,067

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$1.48	$0.76	$2.40	$1.73
Diluted	$1.46	$0.73	$2.37	$1.68

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,555	3,522	3,553	3,512
Diluted	3,597	3,648	3,599	3,602
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended July 2, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - April 2, 2022	3,552	$36	$14,651	$39,148	$53,835	$284	$54,119

Net income	—	—	—	5,255	5,255	343	5,598
Exercise of stock options	43	—	620	—	620	—	620
Stock-based compensation	—	—	74	—	74	—	74
Distributions to non-controlling interests	—	—	—	—	—	(473)	(473)
Dividends paid - $0.125 per share	—	—	—	(444)	(444)	—	(444)

Balance - July 2, 2022	3,595	$36	$15,345	$43,959	$59,340	$154	$59,494

For the 39 weeks ended July 2, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 2, 2021	3,551	$36	$14,492	$35,884	$50,412	$1,040	$51,452

Net income	—	—	—	8,519	8,519	657	9,176
Exercise of stock options	44	—	631	—	631	—	631
Stock-based compensation	—	—	222	—	222	—	222
Distributions to non-controlling interests	—	—	—	—	—	(1,543)	(1,543)
Dividends paid - $0.125 per share	—	—	—	(444)	(444)	—	(444)

BALANCE - July 2, 2022	3,595	$36	$15,345	$43,959	$59,340	$154	$59,494
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands)

For the 13 weeks ended July 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - April 3, 2021	3,532	$35	$14,062	$26,386	$40,483	$736	$41,219

Net income	—	—	—	2,670	2,670	659	3,329
Exercise of stock options	20	1	283	—	284	—	284
Stock-based compensation	—	—	74	—	74	—	74
Distributions to non-controlling interests	—	—	—	—	—	(433)	(433)

Balance - July 3, 2021	3,552	$36	$14,419	$29,056	$43,511	$962	$44,473

For the 39 weeks ended July 3, 2021
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 3, 2020	3,502	$35	$13,503	$22,989	$36,527	$626	$37,153

Net income	—	—	—	6,067	6,067	816	6,883
Exercise of stock options	50	1	709	—	710	—	710
Stock-based compensation	—	—	207	—	207	—	207
Distributions to non-controlling interests	—	—	—	—	—	(480)	(480)

BALANCE - July 3, 2021	3,552	$36	$14,419	$29,056	$43,511	$962	$44,473
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	39 Weeks Ended
	July 2, 2022	July 3, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$9,176	$6,883
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	222	207
Gain on forgiveness of PPP Loans	(2,420)	(7,318)
Deferred income taxes	660	682
Accrued interest on note receivable from NMR	(30)	(41)
Depreciation and amortization	3,245	3,045
Amortization of operating lease assets	559	1,653
Amortization of deferred financing costs	36	47
Changes in operating assets and liabilities:
Accounts receivable	(539)	(2,259)
Inventories	(510)	420
Prepaid, refundable and accrued income taxes	2,498	(846)
Prepaid expenses and other current assets	1,235	(426)
Other assets	(284)	(87)
Accounts payable - trade	507	2,204
Accrued expenses and other current liabilities	1,481	2,484
Net cash provided by operating activities	15,836	6,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,785)	(1,650)
Loans and advances made to employees	(115)	(37)
Payments received on employee receivables	126	49
Purchase of Blue Moon Fish Company, net of cash acquired	—	(1,817)
Net cash used in investing activities	(1,774)	(3,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(3,704)	(2,140)
Proceeds from PPP Loans	—	111
Principal payments on PPP Loans	(1,571)	—
Dividends paid	(444)	—
Proceeds from issuance of stock upon exercise of stock options	631	710
Distributions to non-controlling interests	(1,543)	(480)
Net cash used in financing activities	(6,631)	(1,799)
NET INCREASE IN CASH AND CASH EQUIVALENTS	7,431	1,394
CASH AND CASH EQUIVALENTS, Beginning of period	19,171	16,886
CASH AND CASH EQUIVALENTS, End of period	$26,602	$18,280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$777	$802
Income taxes	$211	$7
Non-cash financing activities:
Note payable in connection with the purchase of Blue Moon Fish Company	$—	$1,000
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS July 2, 2022 (Unaudited)
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: projected cash flows, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its assets, such as property and intangibles, fair values of financial instruments and share-based compensation, estimates made in connection with acquisitions and impairment analyses, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 39 weeks ended July 2, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the year ending October 1, 2022.
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
CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits. Accounts receivable are primarily comprised of normal business receivables, such as credit card receivables, that are collected in a short period of time and amounts due from the hotel operators where the Company has a location, and are recorded upon satisfaction of the performance obligation. The Company reviews the collectability of its receivables on an ongoing basis and has not provided for an allowance as it considers all of the counterparties will be able to meet their obligation. The concentration of credit risk with respect to accounts receivable is generally limited due to the short payment terms extended by the Company and the number of customers comprising the Company’s customer base.
As of July 2, 2022, the Company had accounts receivable balances due from one hotel operator totaling 28% of total accounts receivable. As of October 2, 2021, the Company had accounts receivable balances due from one hotel operator totaling 37% of total accounts receivable.
For the 13-week periods ended July 2, 2022 and July 3, 2021, the Company made purchases from two vendors that accounted for 24% and 22% of total purchases, respectively.
For the 39-week period ended July 2, 2022, the Company made purchases from one vendor that accounted for 10% of total purchases. For the 39-week period ended July 3, 2021, the Company made purchases from two vendors that accounted for 23% of total purchases.
As of July 2, 2022 and October 2, 2021, all debt outstanding, other than Paycheck Protection Program loans and the note payable to the sellers of the Blue Moon Fish Company, is with one lender (see Note 8 – Notes Payable).
GOODWILL AND TRADEMARKS — Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated condensed statements of income. The Company did not record any impairment to its goodwill or trademarks during the 13 and 39 weeks ended July 2, 2022 and July 3, 2021, respectively. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the 13 and 39 weeks ended July 2, 2022 and July 3, 2021. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $4,793,000 and $1,140,000 in catering services revenue for the 13-week periods ended July 2, 2022 and July 3, 2021, respectively, and $8,771,000 and $1,347,000 for the 39-week periods ended July 2, 2022 and July 3, 2021, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets as of July 2, 2022 and October 2, 2021 was $4,685,000 and $4,988,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of July 2, 2022 and October 2, 2021, the total liability for gift cards in the amounts of approximately $318,000 and $198,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
Other revenues include purchase service fees which represent commissions earned by a subsidiary of the Company for providing services to other restaurant groups, as well as license fees, property management fees and other rentals.
LEASES — We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we include operating leases in Operating lease right-of-use assets and Operating lease liabilities in our consolidated condensed balance sheets. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. Our lease terms may include options to extend or terminate the lease.  Options are included when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Amendments or modifications to lease terms are accounted for as variable lease payments. Leases with a lease term of 12 months or less are accounted for using the practical expedient which allows for straight-line rent expense over the remaining term of the lease.
SEGMENT REPORTING — As of July 2, 2022, the Company owned and operated 17 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	July 2, 2022	October 2, 2021
	(in thousands)
Cash and cash equivalents	$782	$785
Accounts receivable	389	358
Inventories	43	35
Prepaid and refundable income taxes	277	278
Prepaid expenses and other current assets	18	277
Due from Ark Restaurants Corp. and affiliates (1)	263	187
Fixed assets - net	222	218
Operating lease right-of-use assets - net	2,144	2,342
Other assets	40	82
Total assets	$4,178	$4,562

Accounts payable - trade	$307	$213
Accrued expenses and other current liabilities	499	374
Current portion of operating lease liabilities	266	249
Current portion of notes payable	—	95
Operating lease liabilities, less current portion	1,991	2,193
Notes payable, less current portion	—	101
Total liabilities	3,063	3,225
Equity of variable interest entities	1,115	1,337
Total liabilities and equity	$4,178	$4,562
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
The consolidated condensed statements of income for the 13 and 39 weeks ended July 3, 2021 include revenues and income of approximately $2,141,000 and $4,582,000 and $432,000 and $887,000, respectively, related to Blue Moon Fish Company. The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated condensed statements of income for the 39 weeks ended July 3, 2021 and includes the results of operations for Blue Moon Fish Company for the period prior to acquisition. The unaudited pro forma financial information (which is presented in thousands except per share), which has been adjusted for interest expense on the note, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Blue Moon Fish Company occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

39 Weeks Ended
July 3, 2021

Total revenues	$89,708
Net income	$6,102
Net income per share - basic	$1.74
Net income per share - diluted	$1.69

Shares - Basic	3,512
Shares - Diluted	3,602

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

On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2024, subject to various extensions as set out in the agreement.

The above refresh obligations are to be consistent with designs approved by the Landlord which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the Landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum.

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

On September 1, 2021, the Company closed Clyde Frazier's Wine and Dine and terminated the lease. In connection with the termination, the Company recorded a gain of $810,000 during the year ended October 2, 2021 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $318,000, (ii) impairment of long-lived assets in the amount of $69,000 and (iii) the write-off of our security deposit in the amount of $121,000 offset by the write-off of ROU assets and related lease liabilities in the net amount of $1,318,000.

Included in the consolidated condensed statements of income for the 13 and 39 weeks ended July 3, 2021 are revenues and net operating losses of approximately $399,000 and $(99,000) and $1,153,000 and $(938,000), respectively, related to the above properties.

5.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls with no change in ownership, bringing its total investment to $5,108,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. There are no observable prices for this investment. During the 13 and 39 weeks ended July 2, 2022, the Company received distributions of $37,000 and $384,000, respectively, from NMR which have been recorded as other income in the consolidated condensed statements of income.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 and 39 weeks ended July 2, 2022 and July 3, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR, a related party). As of July 2, 2022 and October 2, 2021, $84,000 and $0 were due to AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,347,000 and $1,317,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at July 2, 2022 and October 2, 2021, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	July 2, 2022	October 2, 2021
	(In thousands)

Sales tax payable	$1,525	$910
Accrued wages and payroll related costs	5,066	4,758
Customer advance deposits	4,685	4,988
Accrued occupancy and other operating expenses	3,818	3,023
	$15,094	$13,679

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of July 2, 2022. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of income.
Many of our real estate leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs (“non-lease components”) which are included in occupancy related expenses in the consolidated condensed statements of income. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As there were no explicit rates provided in our leases, we used our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The components of lease expense in the consolidated condensed statements of income are as follows:

	13 Weeks Ended		39 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	(In thousands)		(In thousands)
Operating lease expense - occupancy expenses (1)	$2,398	$2,899	$7,295	$6,836
Occupancy lease expense - general and administrative expenses	138	118	347	270
Variable lease expense	1,935	158	4,627	1,553
Total lease expense	$4,471	$3,175	$12,269	$8,659
_________________________________
(1)    Includes short-term leases, which are immaterial.
Supplemental cash flow information related to leases:

	39 Weeks Ended
	July 2, 2022	July 3, 2021
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$10,508	$6,992
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$24,620	$8,712
The weighted average remaining lease terms and discount rates as of July 2, 2022 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	12.7 years	5.7%
The annual maturities of our lease liabilities as of July 2, 2022 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
October 1, 2022	$2,727
September 30, 2023	10,448
September 28, 2024	10,408
September 27, 2025	9,381
October 3, 2026	8,252
Thereafter	68,867
Total future lease commitments	110,083
Less imputed interest	(32,173)
Present value of lease liabilities	$77,910

8.    NOTES PAYABLE
Notes payable consist of the following:

	July 2, 2022	October 2, 2021
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,259	$3,473
Promissory Note - Shuckers purchase	3,740	3,995
Promissory Note - Oyster House purchase	3,027	3,492
Promissory Note - JB's on the Beach purchase	4,000	4,750
Promissory Note - Sequoia renovation	1,829	2,171
Promissory Note - Revolving Facility	7,666	9,166
Promissory Note - Blue Moon Fish Company (see Note 3)	648	827
Paycheck Protection Program Loans	797	4,722
	24,966	32,596
Less: Current maturities	(6,690)	(6,973)
Less: Unamortized deferred financing costs	(77)	(114)
Long-term portion	$18,199	$25,509
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
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower believe that PPP Loan proceeds were used exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the remaining PPP Loans outstanding at July 2, 2022 will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the remaining PPP Loans, in whole or in part.
During the 13 weeks ended July 2, 2022 and July 3, 2021, $1,298,000 and $3,195,000 of PPP Loans, respectively (including $46,000 and $36,000 of accrued interest, respectively) were forgiven. During the 39 weeks ended July 2, 2022 and July 3, 2021, $2,420,000 and $7,318,000 of PPP Loans, respectively (including $66,000 and $63,000 of accrued interest, respectively) were forgiven. To the extent that any of the remaining PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date. Accordingly, based on the above, we have classified the PPP Loan amounts expected to be forgiven as long-term in accordance with SEC interpretative guidance and the remaining amounts expected to be repaid in the next 12 months of $797,000 and $2,032,000 as short-term in the consolidated condensed balance sheets as of July 2, 2022 and October 2, 2021, respectively. During the 39 weeks ended July 2, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $1,571,000.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $271,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $12,000 and $15,000 is included in interest expense for the 13 weeks ended July 2, 2022 and July 3, 2021, respectively. Amortization expense was $36,000 and $47,000 for the 39 weeks ended July 2, 2022 and July 3, 2021, respectively.

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
During the 39-week period ended July 2, 2022, no options to purchase shares of common stock were issued by the Company.
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

A summary of stock option activity is presented below:

	2022
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	596,476	$19.21	6.3 years
Options:
Granted	—
Exercised	(43,851)	$14.40
Canceled or expired	(21,750)	$17.94
Outstanding and expected to vest, end of period	530,875	$19.66	6.1 years	$784,000
Exercisable, end of period	308,875	$21.86	4.8 years	$18,000
Shares available for future grant	500,000

Compensation cost charged to operations for the 13 weeks ended July 2, 2022 and July 3, 2021 for share-based compensation programs was approximately $74,000 and $74,000, respectively, and for the 39 weeks ended July 2, 2022 and July 3, 2021 was approximately $222,000 and $207,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of income.
As of July 2, 2022, there was approximately $517,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 2.3 years.

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

On March 27, 2020, the CARES Act was enacted to provide economic relief to those impacted by the COVID-19 pandemic. In addition to the PPP loans, the CARES Act made various tax law changes including among other things (i) modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 tax years to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes, (ii) enhanced recoverability of AMT tax credit carryforwards, (iii) increased the limitation under Internal Revenue Code ("IRC") Section 163(j) for 2019 and 2020 to permit additional expensing of interest, and (iv) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k). On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes and therefore, the forgiveness of any PPP loans is not taxable. During the 13- and 39-week periods ended July 2, 2022 and July 3, 2021, the Company recorded income for financial reporting purposes related to the forgiveness of some of its PPP loans. The income recorded for financial reporting purposes was considered an unusual or infrequent event and the tax effect was recorded discretely in the quarter.

As a result of the CARES Act and the CAA, the Company carried back taxable losses from fiscal year 2020 and is expected to carryback taxable losses from fiscal 2021 to generate a refund of previously paid income taxes. For the 39-week period ended July 3, 2021, the Company recorded income tax benefits as the taxable losses from fiscal 2020 and the projected taxable losses from fiscal 2021 were carried back to tax years in which the Company was subject to a higher federal corporate income tax rate. The adjustment related to the fiscal 2020 carryback was recorded as a discrete item during the 13-week period ended January 2,

2021 and the carryback of the projected taxable losses from fiscal 2021 was recorded as a component of the estimated annual effective tax rate for the 39-week period ended July 3, 2021. The adjustment related to the fiscal 2021 carryback was recorded as a discrete item during the 13-week period ended July 2, 2022.

The provision for income taxes for the 13-week period ended July 2, 2022 was $905,000. The effective tax rate for the 13-week period ended July 2, 2022 of 13.9% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company and the discrete tax benefit attributable to income related to the PPP loan forgiveness which is not taxable for income tax reporting purposes.

The provision for income taxes for the 39-week period ended July 2, 2022 was $1,290,000. The effective tax rate for the 39-week period ended July 2, 2022 of 12.3% differed from the statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company and the discrete tax benefit attributable to the income related to the PPP loan forgiveness which is not taxable for income tax reporting purposes.

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

The income tax benefit for the 39-week period ended July 3, 2021 was $(155,000). The effective tax rate for the 39-week period ended July 3, 2021 of -2.3% differed from the statutory rate of 21% primarily related to the discrete tax benefit attributable to the income related to the PPP loan forgiveness which is not taxable for income tax reporting purposes.

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Basic	3,555	3,522	3,553	3,512
Effect of dilutive securities:
Stock options	42	126	46	90
Diluted	3,597	3,648	3,599	3,602

For the 13- and 39-week periods ended July 2, 2022, the dilutive effect of 422,000 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13- and 39-week periods ended July 3, 2021, the dilutive effect of 443,500 options was not included in diluted earnings per share as their impact would have been anti-dilutive.

13.    DIVIDENDS
On May 11, 2022, the Board of Directors (the "Board") of the Company declared a quarterly cash dividend of $0.125 per share which was paid on June 13, 2022 to the stockholders of record of each share of the Company's common stock at the close of business on May 31, 2022. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.

14.    SUBSEQUENT EVENTS
On July 5, 2022, the Company terminated its lease for Lucky Seven at the Foxwoods Resort Casino. The closure did not result in a material change to the Company's operations.
On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by June 30, 2023, subject to various extensions as set out in the agreement.
On August 10, 2022, the Board of Directors (the "Board") of the Company declared a quarterly cash dividend of $0.125 per share which will be paid on September 13, 2022 to the stockholders of record of each share of the Company's common stock at the close of business on August 31, 2022.

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
Overview
As of July 2, 2022, the Company owned and operated 17 restaurants and bars, 17 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended July 2, 2022 and July 3, 2021 each included 13 and 39 weeks.
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

Results of Operations
The Company’s operating income for the 13 weeks ended July 2, 2022, as compared to the prior period increased primarily as a result of a 23.9% increase in sales partially offset by increases in commodity prices and other high-volume items caused by inflation, increased labor costs in connection with ongoing COVID-related labor challenges and percentage rents paid on higher sales in the current period. The Company’s operating income for the 39 weeks ended July 2, 2022, as compared to the prior period increased primarily as a result of a 53.6% increase in sales as all of our restaurants were operating with no dining restrictions in the current period in comparison to the prior period as a result of government mandates in connection with the COVID-19 pandemic.
The following table summarizes the significant components of the Company’s operating results for the 13- and 39-week periods ended July 2, 2022 and July 3, 2021:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	July 2, 2022	July 3, 2021	$	%	July 2, 2022	July 3, 2021	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$52,069	$42,137	$9,932	23.6%	$134,127	$87,207	$46,920	53.8%
Other revenue	1,149	828	321	38.8%	2,662	1,824	838	45.9%
Total revenues	53,218	42,965	10,253	23.9%	136,789	89,031	47,758	53.6%
COSTS AND EXPENSES:
Food and beverage cost of sales	14,740	12,676	2,064	16.3%	39,536	26,382	13,154	49.9%
Payroll expenses	16,205	12,304	3,901	31.7%	43,926	29,345	14,581	49.7%
Occupancy expenses	5,966	4,251	1,715	40.3%	15,814	11,248	4,566	40.6%
Other operating costs and expenses	5,996	4,737	1,259	26.6%	15,974	11,077	4,897	44.2%
General and administrative expenses	3,872	2,802	1,070	38.2%	9,854	7,625	2,229	29.2%
Depreciation and amortization	1,018	1,082	(64)	-5.9%	3,245	3,045	200	6.6%
Total costs and expenses	47,797	37,852	9,945	26.3%	128,349	88,722	39,627	44.7%
OPERATING INCOME	$5,421	$5,113	$308	6.0%	$8,440	$309	$8,131	2631.4%

Revenues
During the 13-week period ended July 2, 2022, revenues increased 23.9% as compared to revenues in the 13-week period ended July 3, 2021. This increase resulted primarily from increased customer traffic in Las Vegas, targeted menu price increases and in New York and Washington, D.C. strong revenues from our event business in the current period. .
During the 39-week period ended July 2, 2022, revenues increased 53.6% as compared to revenues in the 39-week period ended July 3, 2021. This increase also resulted primarily from increased customer traffic at all of our properties as they are operating with no dining restrictions in the current period in comparison to the prior period where there were restrictions as a result of government mandates in connection with the COVID-19 pandemic combined with targeted menu price increases and in New York and Washington, D.C. strong revenues from our event business in the current period.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales increased 21.7% during the 13 weeks ended July 2, 2022 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	July 2, 2022	July 3, 2021	$	%
	(in thousands)
Las Vegas	$14,117	$12,144	$1,973	16.2%
New York	11,669	5,102	6,567	128.7%
Washington, D.C.	4,021	3,192	829	26.0%
Atlantic City, NJ	957	554	403	72.7%
Connecticut	63	103	(40)	-38.8%
Alabama	5,231	5,073	158	3.1%
Florida	15,259	16,014	(755)	-4.7%
Same-store sales	51,317	42,182	$9,135	21.7%
Other	752	(45)
Food and beverage sales	$52,069	$42,137
The increases in company-wide same-store sales for the 13 weeks ended July 2, 2022 as compared to the prior period were driven primarily by increased customer traffic and targeted menu price increases in Las Vegas, New York, Washington, D.C. and Atlantic City, NJ as the impact of the COVID-19 pandemic continues to subside. In New York and Washington, D.C., the current period also benefited from very strong revenues from our event business in the current period. Same-store sales in Connecticut decreased 38.8% due to the continued disruption to our business as a result of its relocation within the Foxwoods Resort and Casino where our property is located. Same-store sales in Alabama increased 3.1% primarily as a result of increased traffic due to closure of several competitors. Same-store sales in Florida decreased 4.7% primarily as a result of lower traffic in the current period as the prior period benefited from outsized volumes as a result of the sudden population increase Southeast Florida as a result of the migration of people during the pandemic, partially offset by targeted menu price increases.
On a Company-wide basis, same-store sales increased 51.5% during the 39 weeks ended July 2, 2022 as compared to the same period of last year as follows:

	39 Weeks Ended		Variance
	July 2, 2022	July 3, 2021	$	%
	(in thousands)
Las Vegas	$40,838	$24,700	$16,138	65.3%
New York	23,581	8,311	15,270	183.7%
Washington, D.C.	7,555	4,850	2,705	55.8%
Atlantic City, NJ	2,525	982	1,543	157.1%
Connecticut	206	294	(88)	-29.9%
Alabama	11,646	9,763	1,883	19.3%
Florida	45,460	38,097	7,363	19.3%
Same-store sales	131,811	86,997	$44,814	51.5%
Other	2,316	210
Food and beverage sales	$134,127	$87,207
The increases in company-wide same-store sales for the 39 weeks ended July 2, 2022 as compared to the prior period were driven primarily by increased customer traffic as a result of the impact of the COVID-19 pandemic on the prior period combined with targeted increases in menu pricing and a very strong recovery in our event business in Washington, D.C. and New York City in the current period. Same-store sales in Connecticut decreased 29.9% due to disruption to our business as a result of its relocation within the Foxwoods Resort and Casino where our property is located.

Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period, sales related to properties that were closed (Clyde Frazier's Wine and Dine, Gallagher's Steakhouse and Gallagher's Burger Bar - see Liquidity and Capital Resources - Recent Restaurant Dispositions) and other adjustments and fees.
Costs and Expenses
Costs and expenses for the 13 and 39 weeks ended July 2, 2022 and July 3, 2021 were as follows (in thousands):

	13 Weeks Ended July 2, 2022	% to Total Revenues	13 Weeks Ended July 3, 2021	% to Total Revenues	Increase (Decrease)		39 Weeks Ended July 2, 2022	% to Total Revenues	39 Weeks Ended July 3, 2021	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$14,740	27.7%	$12,676	29.5%	2,064	16.3%	$39,536	28.9%	$26,382	29.6%	13,154	49.9%
Payroll expenses	16,205	30.5%	12,304	28.6%	3,901	31.7%	43,926	32.1%	29,345	33.0%	14,581	49.7%
Occupancy expenses	5,966	11.2%	4,251	9.9%	1,715	40.3%	15,814	11.6%	11,248	12.6%	4,566	40.6%
Other operating costs and expenses	5,996	11.3%	4,737	11.0%	1,259	26.6%	15,974	11.7%	11,077	12.4%	4,897	44.2%
General and administrative expenses	3,872	7.3%	2,802	6.5%	1,070	38.2%	9,854	7.2%	7,625	8.6%	2,229	29.2%
Depreciation and amortization	1,018	1.9%	1,082	2.5%	(64)	-5.9%	3,245	2.4%	3,045	3.4%	200	6.6%
Total costs and expenses	$47,797		$37,852		$9,945		$128,349		$88,722		$39,627

Food and beverage costs as a percentage of total revenues for the 13 and 39 weeks ended July 2, 2022 as compared with the same periods of last year decreased as a result of targeted increases in menu pricing, changes in menu mix and a very strong event business in Washington, D.C. and New York City in the current period, partially offset by increases in commodity prices and other high-volume items caused by inflation.

Payroll expenses as a percentage of total revenues for the 13 weeks ended July 2, 2022 increased as compared with the same period of last year primarily as a result of increased labor costs in connection with ongoing COVID-related labor challenges partially offset by increased volumes, targeted increases in menu pricing and changes in menu mix. Payroll expenses as a percentage of total revenues for the 39 weeks ended July 2, 2022 decreased as compared with the same period of last year primarily as a result of retaining key restaurant management personnel with lower corresponding revenues for several months at the beginning of prior period as a result of the government mandated closures and/or capacity restrictions at several of our restaurants in connection with the COVID-19 pandemic combined with increased labor costs in connection with ongoing COVID-related labor challenges partially offset by increased volumes, targeted increases in menu pricing and changes in menu mix.

Occupancy expenses as a percentage of total revenues for the 13 weeks ended July 2, 2022 increased as compared with the same period of last year primarily as a result of percentage rents paid on higher sales in the current period. Occupancy expenses as a percentage of total revenues for the 39 weeks ended July 2, 2022 decreased as compared with the same period of last year primarily as a result of the fixed nature of many of these expenses and lower sales in the prior period as a result of the COVID-19 pandemic.

Other operating costs and expenses as a percentage of total revenues for the 13 weeks ended July 2, 2022 as compared to the same period of last year increased slightly primarily as a result of increased maintenance at properties which was deferred as we were experiencing lower traffic in prior periods combined with higher restaurant-level professional fees in the current period. Other operating costs and expenses as a percentage of total revenues for the 39 weeks ended July 2, 2022 as compared to the same period of last year decreased primarily as a result of the fixed nature of some of these expenses and lower sales in the prior period as a result of the COVID-19 pandemic.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 weeks ended July 2, 2022 increased as compared with the same period of last year primarily as a result of increased bonus accruals in the current period. General and administrative expenses for the 39 weeks ended July 2, 2022 increased as compared with the same period of last year primarily as a result of increased bonus accruals and salary reductions of corporate personnel in the prior period as a result of the impacts on our business from the COVID-19 pandemic.

Depreciation and amortization expense for the 13 weeks ended July 2, 2022 decreased as compared to the same period of last year primarily as a result of the timing of additions in the prior period. Depreciation and amortization expense for the 39 weeks ended July 2, 2022 increased as compared to the same period of last year primarily as a result of assets placed in service in the current period.
Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions, acquisitions and large remodeling projects. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and smaller remodeling projects of existing restaurants we own. Consistent with many other restaurant operators, we typically use operating lease arrangements for our restaurants. In recent years we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. As of July 2, 2022, we had a cash and cash equivalents balance of $26,602,000.

The Company had working capital of $5,489,000 at July 2, 2022 as compared with working capital of $2,572,000 at October 2, 2021. This increase resulted primarily from cash provided by operations offset by a change in our debt maturities as one of our balloon payments moved into current maturities. We believe that our existing cash balances and current banking facilities will be sufficient to meet our liquidity and capital spending requirements and finance our operating activities for at least the next 12 months.
On May 11, 2022, the Board of Directors (the "Board") of the Company declared a quarterly cash dividend of $0.125 per share which was paid on June 13, 2022 to the stockholders of record of each share of the Company's common stock at the close of business on May 31, 2022. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.
COVID-19 and Inflation
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
The country is currently experiencing multi-decade high inflation. Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the cost of food and other raw materials, labor, energy and other supplies and services. While we have not had material disruptions in our supply chain, we have experienced some product shortages and higher costs for many commodities. There has also been a general shortage in the availability of restaurant staff and hourly workers in certain geographic areas in which we operate, which has been exacerbated by continuing effects of the COVID-19 pandemic on the labor market, and has caused increases in the costs of recruiting and compensating such employees. In addition, certain operating and other costs, including health benefits, taxes, insurance, and other outside services, continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to partially offset inflation and other changes in the costs of key operating resources by targeted increases in menu prices, coupled with more efficient purchasing practices, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions will limit our menu pricing flexibility. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. There can be no assurance that all of our future cost increases can be offset by higher menu prices or that higher menu prices will be accepted by our restaurant customers without any resulting changes in their visit frequencies or purchasing patterns.
Cash Flows for 39 Weeks Ended July 2, 2022 and July 3, 2021
Net cash provided by operating activities for the 39 weeks ended July 2, 2022 increased to $15,836,000 as compared to $6,648,000 provided by operating activities in the same period of last year. This increase was attributable to an increase in operating income as a result of the continued recovery from the COVID-19 pandemic and changes in net working capital primarily related to accounts receivable, inventory and accounts payable and accrued expenses.

Net cash used in investing activities for the 39 weeks ended July 2, 2022 and July 3, 2021 was $(1,774,000) and $(3,455,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants and, in the prior period, the cash portion of the purchase price of the Blue Moon Fish Company acquisition.
Net cash used in financing activities for the 39 weeks ended July 2, 2022 of $(6,631,000) resulted primarily from principal payments on notes payable, the payment of dividends and the payment of distributions to non-controlling interests. Net cash used in financing activities for the 39 weeks ended July 3, 2021 of $(1,799,000) resulted primarily from principal payments on notes payable and the payment of distributions to non-controlling interests partially offset by proceeds from the exercise of stock options.
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

On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2024, subject to various extensions as set out in the agreement.

The above refresh obligations are to be consistent with designs approved by the Landlord which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the Landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum.

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

On September 1, 2021, the Company advised the landlord of Clyde Frazier's Wine and Dine that we would be closing the property permanently and terminated the lease. In connection with the termination, the Company recorded a gain of $810,000 during the year ended October 2, 2021 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $318,000, (ii) impairment of long-lived assets in the amount of $69,000 and (iii) the write-off of our security deposit in the amount of $121,000 offset by the write-off of ROU assets and related lease liabilities in the net amount of $1,318,000.
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
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Funds from the PPP Loans may be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. Each Note may be prepaid by the respective Borrower at any time prior to maturity with no prepayment penalties. No payments of principal or interest are due under the Notes until the date on which the amount of loan forgiveness (if any) under the CARES Act for each respective Note is remitted to the Lender and a forgiveness decision is received by the Borrower. Forgiveness applications can be submitted up to 10 months after the end of the related notes covered period (which is defined as 24 weeks after the date of the loan) (the “Deferral Period”) and the ultimate forgiveness decisions can be made by the Lenders up to 60 days after submitting the applications and possibly longer if forgiveness is fully or partially denied and the Borrower appeals the decision. While the Company and each Borrower believe that PPP Loan proceeds were used exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the remaining PPP Loans outstanding at July 2, 2022 will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the remaining PPP Loans, in whole or in part.
During the 13 weeks ended July 2, 2022 and July 3, 2021, $1,298,000 and $3,195,000 of PPP Loans, respectively (including $46,000 and $36,000 of accrued interest, respectively) were forgiven. During the 39 weeks ended July 2, 2022 and July 3, 2021, $2,420,000 and $7,318,000 of PPP Loans, respectively (including $66,000 and $63,000 of accrued interest, respectively) were forgiven. To the extent that any of the remaining PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly until 24 months from the date of each applicable Note (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date. Accordingly, based on the above, we have classified the PPP Loan amounts expected to be forgiven as long-term in accordance with SEC interpretative guidance and the remaining amounts expected to be repaid in the next 12 months of $797,000 and $2,032,000 as short-term in the consolidated condensed balance sheets as of July 2, 2022 and October 2, 2021, respectively. During the 39 weeks ended July 2, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $1,571,000.
Recent Events
On July 5, 2022, the Company terminated its lease for Lucky Seven at the Foxwoods Resort Casino. The closure did not result in a material change to the Company's operations.
On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by June 30, 2023, subject to various extensions as set out in the agreement.
On August 10, 2022, the Board of Directors (the "Board") of the Company declared a quarterly cash dividend of $0.125 per share which will be paid on September 13, 2022 to the stockholders of record of each share of the Company's common stock at the close of business on August 31, 2022. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of July 2, 2022 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits
10.1 Ark Restaurants Corp. 2022 Stock Option Plan, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on January 28, 2022.

10.2 Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 5, 2022.
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

Date:	August 16, 2022

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President and Chief Financial Officer
(Authorized Signatory and Principal
Financial and Accounting Officer)