Form 10-K
period 2022-10-01
ARK RESTAURANTS CORP
filed 2022-12-20
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2022
or,
☐ TRANSITION REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.	1-09453
ARK RESTAURANTS CORP.
(Exact Name of Registrant as Specified in Its Charter)

New York	13-3156768
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

85 Fifth Avenue,	New York,	NY	10003
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: (212) 206-8800
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ARKR	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of April 2, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $33,543,900.
At December 16, 2022, there were outstanding 3,600,407 shares of the registrant’s Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders filed within 120 days of October 1, 2022 or will be included in an amendment to this Form 10-K filed within 120 days of October 1, 2022.

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
Words or phrases such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “hopes,” “will continue” or similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed. We caution that while we make such statements in good faith and we believe such statements are based on reasonable assumptions, including without limitation, management’s examination of historical operating trends, data contained in records and other data available from third parties, we cannot assure you that our projections will be achieved. Factors that may cause such differences include: economic conditions generally and in each of the markets in which we are located, the amount of sales contributed by new and existing restaurants, labor costs for our personnel, fluctuations in the cost of food products, adverse weather conditions, changes in consumer preferences and the level of competition from existing or new competitors. We have attempted to identify, in context, certain factors that we believe may cause actual future experience and results to differ materially from our current expectation regarding the relevant matter or subject area.
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
•the adverse impact of current and future economic conditions and inflation on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;
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
•our ability to identify appropriate acquisition candidates and complete such acquisitions on acceptable terms;
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

•risks associated with food safety and quality and food-borne illnesses;
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

Item 1. Business
COVID-19 Pandemic and Inflation
Recent global events, including the COVID-19 pandemic ("COVID-19"), have adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets.
We experienced significant and variable disruptions to our business as federal, state and local restrictions were mandated, among other remedial measures, to mitigate the spread of the COVID-19 virus. During fiscal 2021, most of our restaurants operated with no restrictions on indoor dining, although there was a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, during fiscal 2022 all of our restaurants operated with no restrictions.
During fiscal 2022, in addition to the associated impact of COVID-19, our operating results have been impacted by geopolitical and other macroeconomic factors, leading to increased commodity and wage inflation and other increased costs. The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events, could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation and disruptions in our supply chain. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
Overview
We are a New York corporation formed in 1983. As of the fiscal year ended October 1, 2022, we owned and/or operated 17 restaurants and bars, 16 fast food concepts and catering operations through our subsidiaries. Four of our restaurant and bar facilities are located in New York City, one is located in Washington, D.C., five are located in Las Vegas, Nevada, one is located in Atlantic City, New Jersey, four are located on the east coast of Florida and two are located on the gulf coast of Alabama.
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

The following table sets forth the restaurant properties we lease, own and operate as of October 1, 2022:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)
Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2035
Bryant Park Grill & Café	Bryant Park New York, New York	1995	25,000	180	(820)	2025
America	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2034
Gallagher’s Steakhouse	New York-New York Hotel and Casino Las Vegas, Nevada	1997	5,500	260		2033
Gonzalez y Gonzalez	New York-New York Hotel and Casino Las Vegas, Nevada	1997	2,000	120		2034
Broadway Burger Bar and Grill	New York-New York Hotel and Casino Las Vegas, Nevada	2007	1,500	100		2034
Village Eateries (4)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	6,300	400	(*)	2035
Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2026
Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035
Broadway Burger Bar and Grill	Tropicana Hotel and Casino Atlantic City, New Jersey	2013	6,825	225		2033
The Rustic Inn	Dania Beach, Florida	2014	16,150	575	(75)	Owned
The Porch at Bryant Park (5)	Bryant Park New York, New York	2015	2,240	—	(160)	2025
Shuckers	Jensen Beach, Florida	2016	7,310	220	(170)	Owned
The Original Oyster House	Gulf Shores, Alabama	2017	9,230	300		Owned
The Original Oyster House	Spanish Fort, Alabama	2017	10,500	420		Owned
JB's on the Beach	Deerfield Beach, Florida	2019	10,000	365	(100)	2044
Blue Moon Fish Company	Lauderdale-by-the-Sea, Florida	2021	4,800	240	(30)	2046
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
(4)We operate six small food court restaurants and one full-service restaurant in the Village Eateries food court at the New York-New York Hotel and Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.
(5)This location is for a kiosk located at Bryant Park, New York, NY and all seating is outdoors.

(*)Represents common area seating.
The following table sets forth our less than wholly-owned properties that are managed by us, which have been consolidated as of October 1, 2022 – see Notes 1 and 2 to the Consolidated Financial Statements:

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
(*)Represents common area seating
Leases
We are not currently committed to any significant development projects, except for the refresh obligations in connection with the New York-New York Hotel and Casino lease renewals discussed below; however, we may take advantage of opportunities we consider to be favorable, when they occur, depending upon the availability of financing and other factors.
Restaurant Expansion and Other Developments
On April 8, 2022, the Company extended its lease for Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2032. In connection with the extension, the Company has agreed to spend a minimum of $1,500,000 to materially refresh the premises by April 30, 2023 (as extended from September 30, 2022 due to supply chain issues), subject to additional extensions as set out in the agreement.

On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2024, subject to various extensions as set out in the agreement.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for each of those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by June 30, 2023, subject to various extensions as set out in the agreement.

The above refresh obligations related to the New York-New York Hotel and Casino lease extensions are to be consistent with designs approved by the Landlord, which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the Landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum.
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
Recent Restaurant Dispositions
On July 5, 2022, the Company terminated its lease for Lucky 7 at the Foxwoods Resort Casino. The closure did not result in a material change to the Company's operations.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan discussed above. The principal and accrued interest related to this note, after a $500,000 payment made in July 2021, in the amounts of $1,357,000 and $1,317,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at October 1, 2022 and October 2, 2021, respectively.
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
We attempt to negotiate short-term and long-term supply agreements depending on market conditions and expected demand. However, we do not contract for long periods of time for our fresh commodities such as produce, poultry, meat, fish and dairy items and, consequently, such commodities can be subject to unforeseen supply and cost fluctuations. Independent food service distributors deliver most food and supply items daily to restaurants. The financial impact of the termination of any such supply agreements would not have a material adverse effect on our financial position. We believe that we have established stable long-term relationships with several key suppliers, particularly with respect to crabs and other shellfish. Nevertheless, as a result of global restrictions and the disruption in our product supply chain as a result of COVID-19, we have experienced, and may continue to experience, product supply delays from our third-party vendors and shortages of product supply.
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
Employees
At December 10, 2022, we employed 1,901 persons (including employees at managed facilities), 339 of whom were full-time employees, and 1,562 of whom were part-time employees; 41 of whom were headquarters personnel, 172 of whom were restaurant management personnel, 650 of whom were kitchen personnel and 769 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may adversely affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.
We have experienced aggressive competition for talent, wage inflation and pressure to improve workplace conditions and benefits as a result of the COVID-19 pandemic. The pandemic itself has caused a shortage of labor for restaurant positions as concern over exposure to COVID-19 and other factors decreased the pool of available qualified talent for key roles. Our compensation packages may prove insufficient to attract and retain the best personnel in light of the challenges posed by the pandemic and wage pressures resulting from the labor shortage. Higher employee turnover levels or our failure to recruit and retain new restaurant employees in a timely manner could impact our ability to grow sales at existing restaurants or open new restaurants and result in higher than projected labor costs.
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

Item 1A. Risk Factors
Not applicable.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our restaurant facilities and our executive offices, with the exception of The Rustic Inn in Dania Beach, Florida, Shuckers in Jensen Beach, Florida and the two Original Oyster House properties in Alabama, are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of October 1, 2022, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Fiscal Year Lease Terms Expire	Number of Facilities

2023-2027	4
2028-2032	3
2033-2037	8
2038-2042	—
2043-2047	2
Our executive, administrative and clerical offices are located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York. Our lease for this office space expires in 2026 and contains two five-year extension options.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Defendants violated certain of the New York State Labor Laws and related regulations.  The Complaint sought unspecified monetary damages, together with interest, liquidated damages and attorney fees. In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received final approval by the New York State Supreme Court in October 2022, for approximately the amount which was previously accrued. Under the terms of the court approved settlement agreement, settlement proceeds will be distributed to the Plaintiffs in the first quarter of fiscal year 2023.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our common stock, $0.01 par value, is traded on the NASDAQ Capital Market under the symbol “ARKR.”
As of December 14, 2022 there were 29 holders of record of our common stock and approximately an additional 3,314 beneficial owners.
Dividend Policy
On May 11, 2022, August 10, 2022 and November 9, 2022, the Board of Directors (the "Board") of the Company declared quarterly cash dividends of $0.125 per share which were paid on June 13, 2022, September 13, 2022 and December 13, 2022 to the stockholders of record of each share of the Company's common stock at the close of business on May 31, 2022, August 31, 2022 and November 30, 2022. Future decisions to pay dividends, and the amount of any dividend, are at the discretion of the Board and will depend upon operating performance and other factors.
Purchases of Equity Securities by Issuer and Affiliated Purchases
None
Recent Sales of Unregistered Securities
None
Securities Authorized for Issuance under Equity Compensation Plans
Prior to fiscal 2022, the Company had options outstanding under two stock option plans: the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire ten years after the date of grant.
On March 15, 2022, the shareholders of the Company approved the Ark Restaurants Corp. 2022 Stock Option Plan (the "2022 Plan"). Effective with this approval, the Company terminated the 2016 Plan along with the 63,750 authorized but unissued options under the 2016 Plan. Such termination did not affect any of the options previously issued and outstanding under the 2016 Plan, which remain outstanding in accordance with their terms. Under the 2022 Plan, 500,000 options were authorized for future grant and are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire 10 years after the date of grant.
During the year ended October 1, 2022, options to purchase 22,500 shares of common stock at an exercise price of $17.80 per share were granted to employees and directors of the Company (the "2022 Grant"). Such options are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and 25% each year thereafter. The grant date fair value of these stock options was $4.53 per share and totaled approximately $102,000.
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

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at October 1, 2022:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted - average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	544,125	$19.63	477,500
Equity compensation plans not approved by shareholders (1)	None	N/A	None
Total	544,125	$19.63	477,500
Of the 544,125 options outstanding as of October 1, 2022, 173,125 were held by the Company’s officers and directors.
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
Stock Performance Graph
The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s common stock for the five-year period commencing September 30, 2017 and ending October 1, 2022 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s common stock and in each index on September 30, 2017 and that all dividends paid by companies included in each index were reinvested.

	Cumulative Total Return
	09/30/17	09/30/18	09/28/19	10/03/20	10/02/21	10/01/22
Ark Restaurants Corp.	$100.00	$99.41	$91.17	$53.10	$71.54	$86.98
NASDAQ Composite	100.00	125.17	125.82	177.36	231.03	170.38
SIC Code 5812 - Eating & Drinking Places	100.00	111.90	138.17	142.80	174.89	155.75

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
COVID-19 Pandemic
Recent global events, including the COVID-19 pandemic ("COVID-19"), have adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets.
We experienced significant and variable disruptions to our business as federal, state and local restrictions were mandated, among other remedial measures, to mitigate the spread of the COVID-19 virus. During fiscal 2021, most of our restaurants operated with no restrictions on indoor dining, although there was a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, during fiscal 2022 all of our restaurants operated with no restrictions.
During fiscal 2022, in addition to the associated impact of COVID-19, our operating results have been impacted by geopolitical and other macroeconomic factors, leading to increased commodity and wage inflation and other increased costs. The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events, could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation and disruptions in our supply chain. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
Overview
As of October 1, 2022, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended October 1, 2022 and October 2, 2021 both included 52 weeks.

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
Results of Operations
The Company’s operating income for the year ended October 1, 2022 increased 58.9% from $9,864,000 as compared to $6,207,000 for the year ended October 2, 2021. This increase resulted primarily from a 39.3% increase in revenues, as all of our restaurants were operating with no dining restrictions in the current period in comparison to the prior period as a result of government mandates in connection with the COVID-19 pandemic, partially offset by increases in commodity prices and other high-volume items caused by inflation, increased labor costs in connection with ongoing COVID-related labor challenges and percentage rents paid on higher sales in the current year.
The following table summarizes the significant components of the Company’s operating results for the years ended October 1, 2022 and October 2, 2021, respectively:

	Year Ended		Variance
	October 1, 2022	October 2, 2021	$	%
REVENUES:	(in thousands)
Food and beverage sales	$180,010	$128,988	$51,022	39.6%
Other revenue	3,664	2,882	782	27.1%
Total revenues	183,674	131,870	51,804	39.3%
COSTS AND EXPENSES:
Food and beverage cost of sales	52,573	38,950	13,623	35.0%
Payroll expenses	60,000	42,579	17,421	40.9%
Occupancy expenses	22,181	14,747	7,434	50.4%
Other operating costs and expenses	21,823	16,044	5,779	36.0%
General and administrative expenses	12,936	10,523	2,413	22.9%
Gain on lease termination	—	(810)	810	N/A
Depreciation and amortization	4,297	3,630	667	18.4%
Total costs and expenses	173,810	125,663	48,147	38.3%
OPERATING INCOME	$9,864	$6,207	$3,657	58.9%

Revenues
During the year ended October 1, 2022, revenues increased 39.3% as compared to revenues for the year ended October 2, 2021. This increase resulted primarily from increased customer traffic at all of our properties as they are operating with no dining restrictions in the current period in comparison to the prior period where there were restrictions as a result of government mandates in connection with the COVID-19 pandemic combined with targeted menu price increases and in New York and Washington, D.C., strong revenues from our event business in the current period.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store food and beverage sales increased 38.1% for the year ended October 1, 2022 as compared to the year ended October 2, 2021 as follows:

	Year Ended		Variance
	October 1, 2022	October 2, 2021	$	%
	(in thousands)
Las Vegas	$55,364	$37,767	$17,597	46.6%
New York	33,408	15,037	18,371	122.2%
Washington, D.C.	10,611	8,169	2,442	29.9%
Atlantic City, NJ	3,555	2,055	1,500	73.0%
Alabama	16,749	14,506	2,243	15.5%
Florida	57,535	50,818	6,717	13.2%
Same-store sales	177,222	128,352	$48,870	38.1%
Other	2,788	636
Food and beverage sales	$180,010	$128,988
The increases in company-wide same-store sales for the year ended October 1, 2022 as compared to the prior year were driven primarily by increased customer traffic as a result of the impact of the COVID-19 pandemic on the prior period combined with targeted increases in menu pricing and a strong recovery in our event business in Washington, D.C. and New York City in the current period.
Other food and beverage sales consist of current year for pre-acquisition periods of restaurants opened or acquired during the applicable period (Blue Moon Fish Company - see Liquidity and Capital Resources - Recent Expansion and Other Developments), sales related to properties that were closed (Clyde Frazier's Wine and Dine, Lucky 7 and Gallagher's Steakhouse and Gallagher's Burger Bar - see Liquidity and Capital Resources - Recent Restaurant Dispositions) and other adjustments and fees.
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
Other Revenues
Included in other revenues are purchase service fees which represent commissions earned by a subsidiary of the Company for providing purchasing services to other restaurant groups, as well as merchandise sales, license fees, property management fees and other rentals. The increase in other revenues for the year ended October 1, 2022 as compared to the year ended October 2, 2021 is primarily due to the impact of the COVID-19 pandemic in the prior year.

Costs and Expenses
Costs and expenses for the years ended October 1, 2022 and October 2, 2021 were as follows (in thousands):

	Year Ended October 1, 2022	% to Total Revenues	Year Ended October 2, 2021	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$52,573	28.6%	$38,950	29.5%	$13,623	35.0%
Payroll expenses	60,000	32.7%	42,579	32.3%	17,421	40.9%
Occupancy expenses	22,181	12.1%	14,747	11.2%	7,434	50.4%
Other operating costs and expenses	21,823	11.9%	16,044	12.2%	5,779	36.0%
General and administrative expenses	12,936	7.0%	10,523	8.0%	2,413	22.9%
Gain on lease termination	—	—%	(810)	-0.6%	810	N/A
Depreciation and amortization	4,297	2.3%	3,630	2.8%	667	18.4%
Total costs and expenses	$173,810		$125,663		$48,147

Food and beverage costs as a percentage of total revenues for the year ended October 1, 2022 decreased as compared to last year primarily as a result of targeted increases in menu pricing, changes in menu mix and a strong event business in Washington, D.C. and New York City in the current period, partially offset by increases in commodity prices and other high-volume items caused by inflation.

Payroll expenses as a percentage of total revenues for the year ended October 1, 2022 increased as compared to last year primarily as a result of increased labor costs in connection with ongoing COVID-related labor challenges partially offset by increased volumes, targeted increases in menu pricing and changes in menu mix and a strong event business in Washington, D.C. and New York City in the current period.

Occupancy expenses as a percentage of total revenues for the year ended October 1, 2022 increased as compared to last year primarily as a result of percentage rents paid on higher sales in the current period.

Other operating costs and expenses as a percentage of total revenues for the year ended October 1, 2022 decreased as compared to last year as a result of the fixed nature of some of these expenses and lower sales in the prior period as a result of the COVID-19 pandemic, partially offset by increased maintenance at properties which was deferred as we were experiencing lower traffic in prior periods combined with higher restaurant-level professional fees in the current period.

General and administrative expenses (which relate solely to the corporate office in New York City) for the year ended October 1, 2022 increased as compared to last year primarily as a result of increased bonus accruals combined with salary reductions of corporate personnel in the prior period as a result of the impacts on our business from the COVID-19 pandemic.
Depreciation and amortization expense for the year ended October 1, 2022 increased as compared to last year primarily as a result of assets placed in service in the current period.

Gain on Lease Termination
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
Impairment loss from write-down of long-lived assets
Management continually evaluates unfavorable cash flows, if any, related to underperforming restaurants. Periodically it is concluded that certain properties have become impaired based on their existing and anticipated future economic outlook in their respective markets. In such instances, we may impair assets to reduce their carrying values to fair values. Estimated fair values of impaired properties are based on comparable valuations, cash flows and/or management judgment. Included in depreciation and amortization for the year ended October 2, 2021 is an impairment charge of $69,000 related to Clyde Frazier's Wine and Dine.

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
The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three-year period in excess of $1 billion. The Company does not expect the Act to materially impact its financial statements.
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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the years ended October 1, 2022 and October 2, 2021, the Company recorded income of $2,420,000 and $10,400,000, respectively (including $65,000 and $84,000 of accrued interest, respectively), for financial reporting purposes related to the forgiveness of its PPP Loans. The forgiveness of these amounts is not taxable.

As a result of the CARES Act and the CAA, the Company carried back taxable losses from fiscal years 2020 and 2021 to generate a refund of previously paid income taxes. As a result of these carrybacks, the Company recorded income tax benefits as the taxable losses from fiscal 2020 and fiscal 2021 are being carried back to tax years in which the Company was subject to a higher federal corporate income tax rate. Included in Prepaid and Refundable Income Taxes at October 1, 2022 and October 2, 2021 is $1,360,000 and $3,766,000, respectively, related to these carryback claims.

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
Liquidity and Capital Resources
Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions, acquisitions and large remodeling projects. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and smaller remodeling projects of existing restaurants we own. Consistent with many other restaurant operators, we typically use operating lease arrangements for our restaurants. In recent years we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner. As of October 1, 2022, we had a cash and cash equivalents balance of $23,439,000 and a certificate of deposit in the amount of $5,021,000 maturing in January 2023.
We experienced significant disruptions to our business as federal, state and local restrictions were mandated to mitigate the spread of the COVID-19 virus. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, during fiscal 2022 all of our restaurants operated with no restrictions. During fiscal 2021, most of our restaurants operated with no restrictions on indoor dining, although there were impacts to our business from accelerating case counts. During fiscal 2022, along with the impacts of COVID-19, our operating results have been impacted by geopolitical and other macroeconomic factors, leading to increased commodity and wage inflation and other increased costs. The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events, could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation and disruptions in the supply chain. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
The Company had working capital of $4,210,000 at October 1, 2022 as compared to $2,572,000 at October 2, 2021. This increase resulted primarily from cash provided by operations offset by a change in our debt maturities in connection with conversion of our revolving credit borrowings to term loans and the resumption of the payment of dividends in June 2022. We believe that our existing cash balances and current banking facilities will be sufficient to meet our liquidity and capital spending requirements and finance our operating activities for at least the next 12 months.
Cash Flows for the Years Ended October 1, 2022 and October 2, 2021
Net cash provided by operating activities for the year ended October 1, 2022 increased to $20,347,000 as compared to $9,294,000 for the year ended October 2, 2021. This increase was attributable to an increase in operating income as a result of the continued recovery from the COVID-19 pandemic and changes in net working capital primarily related to accounts receivable, inventory, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.
Net cash used in investing activities for the years ended October 1, 2022 and October 2, 2021 was $(7,761,000) and $(3,450,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants and, in the current period, the purchase of a certificate of deposit in the amount of $5,000,000.
Net cash used in financing activities for the years ended October 1, 2022 and October 2, 2021 was $(8,318,000) and $(3,559,000), respectively, and resulted primarily from principal payments on notes payable, the payment of distributions to non-controlling interest and, in the current period, the resumption of the payment of dividends, partially offset by proceeds from stock option exercises.
On May 11, 2022 and August 10, 2022, the Board of Directors (the "Board") of the Company declared quarterly cash dividends of $0.125 per share which were paid on June 13, 2022 and September 13, 2022 to the stockholders of record of each share of the Company's common stock at the close of business on May 31, 2022 and August 31, 2022. The payment of future dividends, and the amount of any dividend, is at the discretion of the Company’s Board of Directors and is based on future earnings, cash flow, financial condition, capital requirements and other relevant factors.
Restaurant Expansion and Other Developments
On April 8, 2022, the Company extended its lease for Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2032. In connection with the extension, the Company has agreed to spend a minimum of $1,500,000 to materially refresh the premises by April 30, 2023 (as extended from September 30, 2022 due to supply chain issues), subject to additional extensions as set out in the agreement.
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2024, subject to various extensions as set out in the agreement.
On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for each of those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by June 30, 2023, subject to various extensions as set out in the agreement.

The above refresh obligations related to the New York-New York Hotel and Casino lease extensions are to be consistent with designs approved by the Landlord which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the Landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum.
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
Recent Restaurant Dispositions
On July 5, 2022, the Company terminated its lease for Lucky 7 at the Foxwoods Resort Casino. The closure did not result in a material change to the Company's operations.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note, after a $500,000 payment made in July 2021, in the amounts of $1,357,000 and $1,317,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at October 1, 2022 and October 2, 2021, respectively.
On June 7, 2018, the New Jersey State Legislature voted to legalize sports betting at casinos and racetracks in the state. Pursuant to this legislation, NMR operates a sports book in partnership with FanDuel, a leading provider of daily fantasy sports.

Notes Payable – Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which was to mature on May 19, 2022 (as extended). The Revolving Facility provided for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. On July 26, 2021, all outstanding Revolver Borrowings, in the amount of $9,666,000, were converted to a promissory note with quarterly principal payments of $500,000 commencing on September 1, 2021, with a balloon payment of $2,166,000 on June 1, 2025. Such note bears interest at LIBOR plus 3.5% per annum. We expect that the LIBOR rate will be discontinued by June 30, 2023 and will continue to work with BHBM to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense.
Borrowings under the Revolving Facility, which include the promissory notes as discussed in Note 10 of the consolidated financial statements in the aggregate amount of $22,345,000, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company. The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The loan agreements also contain customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership.
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans are evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bear interest at the rate of 1.00% per annum. Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, may be forgiven if they are used for Qualifying Expenses as described in and in compliance with the CARES Act. While the Company and each Borrower believe that PPP Loan proceeds were used exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the remaining PPP Loans outstanding at October 1, 2022 will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the remaining PPP Loans in the amount of $797,000, in whole or in part.
During the years ended October 1, 2022 and October 2, 2021, $2,420,000 and $10,400,000, respectively (including $65,000 and $84,000 of accrued interest, respectively), of PPP Loans were forgiven. To the extent, if any, that any of the remaining PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly for 10 months (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date.
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
As a result, we performed an assessment of the recoverability of our indirect investment in NMR as of October 1, 2022 which involved critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in northern New Jersey which is the most heavily weighted assumption and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.
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
Such impairment analyses for goodwill requires a comparison of the fair value of the Company’s equity to the carrying amount of goodwill since the Company operates in one segment. At October 1, 2022 and October 2, 2021, we performed qualitative assessments of factors to determine whether further impairment testing of goodwill was required. Based on this assessment, no impairment losses were warranted at October 1, 2022 and October 2, 2021. Qualitative factors considered in this assessment included industry and market considerations, overall financial performance and other relevant events, management expertise and stability at key positions. Additional impairment analyses at future dates may be performed to determine if indicators of impairment are present, and if so, such amount will be determined and the associated charge will be recorded to the consolidated statements of income.
Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. For the years ended October 1, 2022 and October 2, 2021, our impairment analysis did not result in any other charges related to trademarks.
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
Recently Adopted and Issued Accounting Standards
See Note 1 of Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2022 and the expected dates of adoption and the anticipated impact on the consolidated financial statements.
Recent Developments
See Note 17 of the Notes to Consolidated Financial Statements for a description of recent developments that have occurred subsequent to October 1, 2022.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements are included in this report immediately following Part IV.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of October 1, 2022 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of October 1, 2022. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of October 1, 2022 based upon the criteria set forth in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of October 1, 2022.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy is available free of charge through our Internet website, www.arkrestaurants.com, under the “Investors-Corporate Governance” caption.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after October 1, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after October 1, 2022.
Item 13. Certain Relationships and Related Transactions
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after October 1, 2022.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after October 1, 2022.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets - at October 1, 2022 and October 2, 2021	F-3

		Consolidated Statements of Income - years ended October 1, 2022 and October 2, 2021	F-4

		Consolidated Statements of Changes in Equity - years ended October 1, 2022 and October 2, 2021	F-5

		Consolidated Statements of Cash Flows - years ended October 1, 2022 and October 2, 2021	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules:

None.

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ark Restaurants Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ark Restaurants Corp. and Subsidiaries (the “Company”) as of October 1, 2022 and October 2, 2021, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended October 1, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2022 and October 2, 2021 and the results of its operations and its cash flows for each of the two years in the two-year period ended October 1, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Ark Restaurants Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Long-lived Asset and Right-of-Use Asset Valuation (Note 1 to the Financial Statements)

Critical Audit Matter

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

The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s cash flows for the last 12 months are less than a minimum threshold or if projected levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value.

Significant judgment is exercised by the Company in performing their long-lived asset and right-of-use asset impairment analysis specifically surrounding the development of undiscounted cash flow forecasts. The related audit effort in evaluating management's judgments in determining the cash flow forecasts to be utilized was complex, subjective, and challenging, and required a high degree of auditor judgment.

How our Audit Addressed the Critical Audit Matter
Our principal audit procedures related to this critical audit matter included the following:

•We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to potential impairment.
•We evaluated management's significant accounting policies related to the consideration of impairment for long-lived assets for reasonableness.
•We tested the reasonableness of the underlying data used to determine the forecasted future cash flows.
•We evaluated the reasonableness of future cash flows utilized in the impairment analysis for the restaurants by comparing forecasted cash flows to historical cash flows from each restaurant location, and evaluating management's future operating forecasts.
•We evaluated the reasonableness of management's estimate that no impairment charges were appropriate during the year.

/s/ CohnReznick LLP PCAOB ID: 596
We have served as the Company’s auditors since 2004.
Melville, New York
December 20, 2022

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	October 1, 2022	October 2, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $834 at October 1, 2022 and $785 at October 2, 2021 related to VIEs)	$23,439	$19,171
Certificate of deposit, plus accrued interest	5,021	—
Accounts receivable (includes $140 at October 1, 2022 and $358 at October 2, 2021 related to VIEs)	3,185	4,113
Employee receivables	440	380
Inventories (includes $38 at October 1, 2022 and $35 at October 2, 2021 related to VIEs)	3,707	3,510
Prepaid and refundable income taxes (includes $278 at October 1, 2022 and October 2, 2021 related to VIEs)	1,778	3,896
Prepaid expenses and other current assets (includes $17 at October 1, 2022 and $277 at October 2, 2021 related to VIEs)	1,523	3,205
Total current assets	39,093	34,275
FIXED ASSETS - Net (includes $212 at October 1, 2022 and $218 at October 2, 2021 related to VIEs)	34,682	36,174
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,076 at October 1, 2022 and $2,342 at October 2, 2021 related to VIEs)	101,720	56,336
INTANGIBLE ASSETS - Net	272	376
GOODWILL	17,440	17,440
TRADEMARKS	4,220	4,220
DEFERRED INCOME TAXES	3,118	3,700
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,465	6,425
OTHER ASSETS (includes $11 at October 1, 2022 and $82 at October 2, 2021 related to VIEs)	2,524	2,270
TOTAL ASSETS	$209,534	$161,216

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $135 at October 1, 2022 and $213 at October 2, 2021 related to VIEs)	$4,466	$4,886
Accrued expenses and other current liabilities (includes $417 at October 1, 2022 and $374 at October 2, 2021 related to VIEs)	16,312	13,679
Current portion of operating lease liabilities (includes $272 at October 1, 2022 and $249 at October 2, 2021 related to VIEs)	7,530	6,165
Current portion of notes payable (includes $0 at October 1, 2022 and $95 at October 2, 2021 related to VIEs)	6,575	6,973
Total current liabilities	34,883	31,703
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $1,921 at October 1, 2022 and $2,193 at October 2, 2021 related to VIEs)	97,444	52,552
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs (includes $0 at October 1, 2022 and $101 at October 2, 2021 related to VIEs)	17,089	25,509
TOTAL LIABILITIES	149,416	109,764
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,600 shares at October 1, 2022 and 3,551 shares at October 2, 2021	36	36
Additional paid-in capital	15,493	14,492
Retained earnings	44,271	35,884
Total Ark Restaurants Corp. shareholders’ equity	59,800	50,412
NON-CONTROLLING INTERESTS	318	1,040
TOTAL EQUITY	60,118	51,452
TOTAL LIABILITIES AND EQUITY	$209,534	$161,216
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Year Ended
	October 1, 2022	October 2, 2021
REVENUES:
Food and beverage sales	$180,010	$128,988
Other revenue	3,664	2,882
Total revenues	183,674	131,870
COSTS AND EXPENSES:
Food and beverage cost of sales	52,573	38,950
Payroll expenses	60,000	42,579
Occupancy expenses	22,181	14,747
Other operating costs and expenses	21,823	16,044
General and administrative expenses	12,936	10,523
Gain on lease termination	—	(810)
Depreciation and amortization	4,297	3,630
Total costs and expenses	173,810	125,663
OPERATING INCOME	9,864	6,207
OTHER (INCOME) EXPENSE:
Interest expense	1,192	1,230
Interest income	(109)	(51)
Other income	(421)	—
Gain on forgiveness of PPP Loans	(2,420)	(10,400)
Total other (income) expense, net	(1,758)	(9,221)
INCOME BEFORE PROVISION FOR INCOME TAXES	11,622	15,428
Provision for income taxes	1,448	1,181
CONSOLIDATED NET INCOME	10,174	14,247
Net income attributable to non-controlling interests	(893)	(1,352)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$9,281	$12,895

NET INCOME PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$2.61	$3.67
Diluted	$2.58	$3.58
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,556	3,516
Diluted	3,603	3,604
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED OCTOBER 1, 2022 AND OCTOBER 2, 2021
(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 3, 2020	3,502	$35	$13,503	$22,989	$36,527	$626	$37,153
Net income	—	—	—	12,895	12,895	1,352	14,247
Exercise of stock options	49	1	709	—	710	—	710
Stock-based compensation	—	—	280	—	280	—	280
Distributions to non-controlling interests	—	—	—	—	—	(938)	(938)
BALANCE - October 2, 2021	3,551	36	14,492	35,884	50,412	1,040	51,452
Net income	—	—	—	9,281	9,281	893	10,174
Exercise of stock options	49	—	703	—	703	—	703
Stock-based compensation	—	—	298	—	298	—	298
Distributions to non-controlling interests	—	—	—	—	—	(1,615)	(1,615)
Dividends paid - $0.25 per share	—	—	—	(894)	(894)	—	(894)
BALANCE - October 1, 2022	3,600	$36	$15,493	$44,271	$59,800	$318	$60,118
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	October 1, 2022	October 2, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$10,174	$14,247
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	298	280
Gain on lease termination	—	(810)
Gain on forgiveness of PPP Loans	(2,420)	(10,400)
Deferred income taxes	582	2,197
Accrued interest on Certificate of Deposit	(21)	—
Accrued interest on note receivable from NMR	(40)	(51)
Depreciation and amortization	4,297	3,630
Amortization of operating lease assets	873	1,808
Amortization of deferred financing costs	48	60
Changes in operating assets and liabilities:
Accounts receivable	928	(2,375)
Inventories	(197)	(918)
Prepaid, refundable and accrued income taxes	2,118	(1,026)
Prepaid expenses and other current assets	1,682	(736)
Other assets	(254)	(69)
Accounts payable - trade	(420)	2,557
Accrued expenses and other current liabilities	2,699	900
Net cash provided by operating activities	20,347	9,294
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,701)	(2,138)
Loans and advances made to employees	(229)	(92)
Payments received on employee receivables	169	97
Purchase of certificate of deposit	(5,000)	—
Principal and interest payments received from NMR	—	500
Purchase of The Blue Moon Fish Company, net of cash acquired	—	(1,817)
Net cash used in investing activities	(7,761)	(3,450)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(4,941)	(3,374)
Principal payments on PPP Loans	(1,571)	(68)
Proceeds from PPP Loans	—	111
Dividends paid	(894)	—
Proceeds from issuance of stock upon exercise of stock options	703	710
Distributions to non-controlling interests	(1,615)	(938)
Net cash used in financing activities	(8,318)	(3,559)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,268	2,285
CASH AND CASH EQUIVALENTS, Beginning of year	19,171	16,886
CASH AND CASH EQUIVALENTS, End of year	$23,439	$19,171

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,119	$1,067
Income taxes	$826	$8
Non-cash financing activities:
Note payable in connection with the purchase of The Blue Moon Fish Company	$—	$1,000
Refinancing of credit facility borrowings to term notes	$—	$9,666
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of October 1, 2022, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
The Company operates four restaurants in New York City, one in Washington, D.C., five in Las Vegas, Nevada, one in Atlantic City, New Jersey, four in Florida and two on the gulf coast of Alabama. The Las Vegas operations include four restaurants within the New York-New York Hotel and Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and six food court concepts and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant in the Tropicana Hotel and Casino. The Florida operations include The Rustic Inn in Dania Beach, Shuckers in Jensen Beach, JB's on the Beach in Deerfield Beach, The Blue Moon Fish Company in Fort Lauderdale and the operation of four fast food facilities in Tampa and six fast food facilities in Hollywood, each at a Hard Rock Hotel and Casino. In Alabama, the Company operates two Original Oyster Houses, one in Gulf Shores and one in Spanish Fort.
COVID-19 PANDEMIC AND INFLATION — Recent global events, including the COVID-19 pandemic ("COVID-19"), have adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets.
We experienced significant and variable disruptions to our business as federal, state and local restrictions were mandated, among other remedial measures, to mitigate the spread of the COVID-19 virus. During fiscal 2021, most of our restaurants operated with no restrictions on indoor dining, although there was a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as public health officials encouraged social distancing. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, during fiscal 2022 all of our restaurants operated with no restrictions.
During fiscal 2022, in addition to the associated impact of COVID-19, our operating results have been impacted by geopolitical and other macroeconomic factors, leading to increased commodity and wage inflation and other increased costs. The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events, could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation and disruptions in our supply chain. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.
Accounting Period — The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended October 1, 2022 and October 2, 2021 both included 52 weeks.
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
Seasonality — The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of recent acquisitions mitigates some of this risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warm weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year.
Fair Value of Financial Instruments — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value. The three levels of inputs are:
•Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
•Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
•Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair values of notes receivable and payable are determined using current applicable rates for similar instruments as of the balance sheet date and approximate the carrying value of such debt instruments. Certificates of deposit, which are considered Level 2 assets, are valued at original cost plus accrued interest, which approximates fair value.
Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, deposits with banks, highly liquid investments and certificates of deposit with original maturities of three months or less. Outstanding checks in excess of account balances, typically vendor payments, payroll and other contractual obligations disbursed after the last day of a reporting period are reported as a current liability in the accompanying consolidated balance sheets.
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
As of October 1, 2022, the Company had accounts receivable balances due from two hotel operators totaling 54% of total accounts receivable. As of October 2, 2021, the Company had accounts receivable balances due from one hotel operator totaling 37% of total accounts receivable.
For the years ended October 1, 2022 and October 2, 2021, the Company made purchases from two vendors that accounted for 20% and 21% of total purchases, respectively.
As of October 1, 2022, all debt outstanding, other than Paycheck Protection Program loans and the note payable to the sellers of The Blue Moon Fish Company, is with one lender (see Note 10 – Notes Payable).

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
No impairment charges related to long-lived and ROU assets were recognized during the year ended October 1, 2022. The Company recognized impairment charges related to long-lived and ROU assets during the year ended October 2, 2021 as described in Note 4 – Recent Restaurant Dispositions. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
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

Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price, temporary closure of the Company's restaurants and the challenging environment for the restaurant industry in general, the Company determined that there were indicators of potential impairment of its goodwill and trademarks during the years ended October 1, 2022 and October 2, 2021. As such, the Company performed a qualitative and quantitative assessment for both goodwill and its trademarks and concluded that the fair value of these assets exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or trademarks during the years ended October 1, 2022 and October 2, 2021.

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

Revenue Recognition — The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held). All customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time. The Company recognized $11,812,000 and $3,240,000 in catering services revenue for the years ended October 1, 2022 and October 2, 2021, respectively. Unearned revenue which is included in accrued expenses and other current liabilities on the consolidated balance sheets as of October 1, 2022 and October 2, 2021 was $5,534,000 and $4,988,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of October 1, 2022 and October 2, 2021, the total liability for gift cards in the amounts of approximately $309,000 and $252,000, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.
Other revenues include purchase service fees which represent commissions earned by a subsidiary of the Company for providing services to other restaurant groups, as well as license fees, property management fees and other rentals.
Occupancy Expenses — Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.

Defined Contribution Plan — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended October 1, 2022 and October 2, 2021, the Company did not make any contributions to the Plan.
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
Recently Adopted Accounting Standards — In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other (“ASC 350”). As a result, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted this guidance in the first quarter of fiscal 2021. Such adoption did not have a material impact on our consolidated financial statements.
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
New Accounting Standards Not Yet Adopted — In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued because of reference rate reform. The guidance was effective beginning March 12, 2020 and can be applied prospectively through December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). ASU 2021-01 provides temporary optional expedients and exceptions to certain guidance in U.S. GAAP to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The guidance is effective upon issuance, on January 7, 2021, and can be applied through December 31, 2022. We do not expect that the requirements of this guidance will have a material impact on our consolidated financial statements.
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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	October 1, 2022	October 2, 2021
	(in thousands)
Cash and cash equivalents	$834	$785
Accounts receivable	140	358
Inventories	38	35
Prepaid and refundable income taxes	278	278
Prepaid expenses and other current assets	17	277
Due from Ark Restaurants Corp. and affiliates (1)	400	187
Fixed assets - net	212	218
Operating lease right-of-use assets - net	2,076	2,342
Other assets	11	82
Total assets	$4,006	$4,562

Accounts payable - trade	$135	$213
Accrued expenses and other current liabilities	417	374
Current portion of operating lease liabilities	272	249
Current portion of notes payable	—	95
Operating lease liabilities, less current portion	1,921	2,193
Notes payable, less current portion	—	101
Total liabilities	2,745	3,225
Equity of variable interest entities	1,261	1,337
Total liabilities and equity	$4,006	$4,562
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
The consolidated statement of income for the year ended October 2, 2021 includes revenues and net income of approximately $5,929,000 and $981,000, respectively, related to Blue Moon Fish Company. The unaudited pro forma financial information set forth below is based upon the Company’s historical consolidated statements of operations for the year ended October 2, 2021 and includes the results of operations for Blue Moon Fish Company for the period prior to acquisition. The unaudited pro forma financial information (which is presented in thousands except per share and share data), which has been adjusted for interest expense on the above-mentioned note, is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition of Blue Moon Fish Company occurred on the dates indicated, nor does it purport to represent the results of operations for future periods.

Year Ended
October 2, 2021

Total revenues	$132,547
Net income (loss)	$12,926
Net income (loss) per share - basic	$3.68
Net income (loss) per share - diluted	$3.59

Shares - Basic	3,516
Shares - Diluted	3,604
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
On April 8, 2022, the Company extended its lease for Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2032. In connection with the extension, the Company has agreed to spend a minimum of $1,500,000 to materially refresh the premises by April 30, 2023 (as extended from September 30, 2022 due to supply chain issues), subject to additional extensions as set out in the agreement.
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
The above refresh obligations related to the New York-New York Hotel and Casino lease extensions are to be consistent with designs approved by the Landlord which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the Landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum.
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
On July 5, 2022, the Company terminated its lease for Lucky 7 at the Foxwoods Resort Casino. The closure did not result in a material change to the Company's operations.
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
During the year ended October 1, 2022, the Company received distributions from NMR in the amount of $421,000 which are included in other income in the consolidated statement of income for the year then ended.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the year ended October 1, 2022 and October 2, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party). As of October 1, 2022 and October 2, 2021, $22,000 and $0 were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan discussed above. The principal and accrued interest related to this note, after a $500,000 payment made in July 2021, in the amounts of $1,357,000 and $1,317,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at October 1, 2022 and October 2, 2021, respectively.
6. FIXED ASSETS
Fixed assets consist of the following:

	October 1, 2022	October 2, 2021
	(in thousands)
Land and building	$18,033	$18,033
Leasehold improvements	43,054	42,200
Furniture, fixtures and equipment	36,554	36,143
Construction in progress	355	38
	97,996	96,414
Less: accumulated depreciation and amortization	63,314	60,240
Fixed Assets - Net	$34,682	$36,174
Depreciation and amortization expense related to fixed assets for the years ended October 1, 2022 and October 2, 2021 was $4,193,000 and $3,577,000, respectively.
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
7. INTANGIBLE ASSETS, GOODWILL AND TRADEMARKS
Intangible assets consist of the following:

	October 1, 2022	October 2, 2021
	(in thousands)
Purchased leasehold rights (a) - fully amortized	$1,995	$1,995
Noncompete agreements and other - 5-10 years	633	633
	2,628	2,628
Less accumulated amortization	2,356	2,252
Intangible Assets - Net	$272	$376
(a)Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.

Amortization expense related to intangible assets for the years ended October 1, 2022 and October 2, 2021 was $104,000 and $53,000, respectively. Amortization expense is expected to be $85,000 for fiscal 2023, 2024 and 2025 and $17,000 for fiscal 2026.
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
The changes in the carrying amount of goodwill and trademarks for the years ended October 1, 2022 and October 2, 2021 are as follows:

	Goodwill	Trademarks
	(in thousands)
Balance as of October 3, 2020	$15,570	$3,720
Acquired during the year	1,870	500
Balance as of October 2, 2021	17,440	4,220
Acquired during the year	—	—
Balance as of October 1, 2022	$17,440	$4,220
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	October 1, 2022	October 2, 2021
	(in thousands)
Sales tax payable	$916	$910
Accrued wages and payroll related costs	5,517	4,758
Customer advance deposits	5,534	4,988
Accrued occupancy and other operating expenses	4,345	3,023
	$16,312	$13,679
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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of October 1, 2022 or October 2, 2021. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated statements of income.
Many of our real estate leases also require us to pay real estate taxes, common area maintenance costs and other occupancy costs (“non-lease components”) which are included in occupancy related expenses in the consolidated statements of income. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As there were no explicit rates provided in our leases, we used our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.
During the third quarter of 2020, the Company suspended the vast majority of lease payments while its restaurants were closed by government mandated shutdowns as a result of the COVID-19 pandemic. The Company was able to negotiate rent concessions, abatements and deferrals with landlords on many of our operating leases. In July 2020, the FASB issued a clarification to accounting for lease concessions in response to the COVID-19 pandemic to reduce the operational challenges and complexity of lease accounting. The Company used the relief provisions provided by FASB and made an election to account for the lease concessions as if they were part of the original lease agreement. As a result of the finalization of several concession agreements with landlords, the Company recognized a reduction of rent expense in the amount of $800,000 in the year ended October 2, 2021.
The components of lease expense in the consolidated statements of income are as follows:

	October 1, 2022	October 2, 2021
	(in thousands)
Operating lease expense - occupancy expenses (1)	$10,442	$7,557
Occupancy lease expense - general and administrative expenses	461	396
Variable lease expense	6,498	2,970
Total lease expense	$17,401	$10,923
____________________
(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related leases:

	October 1, 2022	October 2, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$14,633	$10,485
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$53,530	$8,712

The weighted average remaining lease terms and discount rate as of October 1, 2022 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	12.5 years	6.1%

The annual maturities of our lease liabilities as of October 1, 2022 are as follows:

Fiscal Year Ending	Operating Leases
(in thousands)
September 30, 2023	$13,695
September 28, 2024	14,023
September 27, 2025	12,995
October 3, 2026	11,867
October 2, 2027	11,547
Thereafter	85,915
Total future lease payments	150,042
Less imputed interest	(45,068)
Present value of lease liabilities	$104,974
10. NOTES PAYABLE
Long-term debt consists of the following:

	October 1, 2022	October 2, 2021
	(in thousands)
Promissory Note - Rustic Inn purchase	$3,187	$3,473
Promissory Note - Shuckers purchase	3,655	3,995
Promissory Note - Oyster House purchase	2,873	3,492
Promissory Note - JB's on the Beach purchase	3,750	4,750
Promissory Note - Sequoia renovation	1,714	2,171
Promissory Note - Revolving Facility	7,166	9,166
Promissory Note - Blue Moon Fish Company (see Note 3)	587	827
Paycheck Protection Program Loans	797	4,722
	23,729	32,596
Less: Current maturities	(6,575)	(6,973)
Less: Unamortized deferred financing costs	(65)	(114)
Long-term debt	$17,089	$25,509
Notes Payable - Bank
On June 1, 2018, the Company refinanced (the "Refinancing") its then existing indebtedness with its current lender, Bank Hapoalim B.M. (“BHBM”), by entering into an amended and restated credit agreement (the “Revolving Facility”), which was to mature on May 19, 2022 (as extended). The Revolving Facility provided for total availability of the lesser of (i) $10,000,000 and (ii) $35,000,000 less the then aggregate amount of all indebtedness and obligations to BHBM. On July 26, 2021, all outstanding Revolver Borrowings, in the amount of $9,666,000, were converted to a promissory note with quarterly principal payments of $500,000 commencing on September 1, 2021, with a balloon payment of $2,166,000 on June 1, 2025. Such note bears interest at LIBOR plus 3.5% per annum. We expect that the LIBOR rate will be discontinued by June 30, 2023 and will continue to work with BHBM to identify a suitable replacement rate and amend our debt agreements to reflect this new reference rate accordingly. We do not expect the discontinuation of LIBOR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense.
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
On June 12, 2020 and again on February 15, 2021, as a result of the impact of the COVID-19 pandemic on our business, BHBM agreed to modified financial covenants through fiscal Q2 2022. The Company was in compliance with all of its financial covenants under the Revolving Facility as of October 1, 2022.
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
While the Company and each Borrower believe that PPP Loan proceeds were used exclusively for Qualifying Expenses, it is unclear and uncertain whether the conditions for forgiveness of the remaining PPP Loans outstanding at October 1, 2022 will be met under the current guidelines of the CARES Act. Therefore, we cannot make any assurances that the Company, or any of the Borrowers, will be eligible for forgiveness of the remaining PPP Loans in the amount of $797,000, in whole or in part.
During the years ended October 1, 2022 and October 2, 2021, $2,420,000 and $10,400,000, respectively (including $65,000 and $84,000 of accrued interest, respectively), of PPP Loans were forgiven. To the extent, if any, that any of the remaining PPP Loans are not forgiven, beginning one month following expiration of the Deferral Period, and continuing monthly for 10 months (the “Maturity Date”), each respective Borrower is obligated to make monthly payments of principal and interest to the Lender with respect to any unforgiven portion of the Notes, in such equal amounts required to fully amortize the principal amount outstanding on such Notes as of the last day of the applicable Deferral Period by the applicable Maturity Date.
Accordingly, based on the above, we have classified the PPP Loan amounts expected to be forgiven as long-term in accordance with SEC interpretative guidance and the remaining amounts expected to be repaid in the next 12 months of $797,000 and $2,032,000 as short-term in the consolidated condensed balance sheets as of October 1, 2022 and October 2, 2021, respectively. During the year ended October 1, 2022 and October 2, 2021, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $1,571,000 and $68,000, respectively.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $271,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of $48,000 and $60,000 is included in interest expense for the years ended October 1, 2022 and October 2, 2021, respectively.
Maturities
As of October 1, 2022, the aggregate amounts of notes payable maturities (excluding borrowings under the Revolving Facility) are as follows (in thousands):

	BHBM	PPP Loans	Blue Moon Note	Total
2023	$5,525	$797	$253	$6,575
2024	4,229	—	266	4,495
2025	12,591	—	68	12,659
	$22,345	$797	$587	$23,729
11. COMMITMENTS AND CONTINGENCIES
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Defendants violated certain of the New York State Labor Laws and related regulations.  The Complaint sought unspecified monetary damages, together with interest, liquidated damages and attorney fees. In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received final approval by the New York State Supreme Court in October 2022, for approximately the amount which was previously accrued. Under the terms of the court approved settlement agreement, settlement proceeds will be distributed to the Plaintiffs in the first quarter of fiscal year 2023.
12. STOCK OPTIONS
Prior to fiscal 2022, the Company had options outstanding under two stock option plans: the 2010 Stock Option Plan (the “2010 Plan”) and the 2016 Stock Option Plan (the “2016 Plan”). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire ten years after the date of grant.
On March 15, 2022, the shareholders of the Company approved the Ark Restaurants Corp. 2022 Stock Option Plan (the "2022 Plan"). Effective with this approval, the Company terminated the 2016 Plan along with the 63,750 authorized but unissued options under the 2016 Plan. Such termination did not affect any of the options previously issued and outstanding under the 2016 Plan, which remain outstanding in accordance with their terms. Under the 2022 Stock Option Plan, 500,000 options were authorized for future grant and are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted. The options expire ten years after the date of grant.
During the year ended October 1, 2022, options to purchase 22,500 shares of common stock at an exercise price of $17.80 per share were granted to employees and directors of the Company (the "2022 Grant"). Such options are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and 25% each year thereafter. The grant date fair value of these stock options was $4.53 per share and totaled approximately $102,000.
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
The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk-free interest rate. The assumptions used for the 2022 Grant include a risk-free interest rate of 3.2%, volatility of 49.7%, a dividend yield of 4.2% and an expected life of 10 years. The assumptions used for the 2021 grants include a risk-free interest rate of 0.86%, volatility of 37.1%, a dividend yield of 3.0% and an expected life of 10 years.

The following table summarizes stock option activity under all plans:

	2022				2021
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of period	596,476	$19.21	6.3 years		626,500	$20.41
Options:
Granted	22,500	$17.80			110,750	$10.65
Exercised	(48,851)	$14.40			(49,149)	$14.40
Canceled or expired	(26,000)	$18.27			(91,625)	$19.64
Outstanding and expected to vest, end of period	544,125	$19.63	6.1 years	$840,000	596,476	$19.21	$583,000
Exercisable, end of period	302,125	$21.98	4.6 years	$—	246,976	$20.33	$61,000
Shares available for future grant	477,500				63,750
Compensation cost charged to operations for the years ended October 1, 2022 and October 2, 2021 for share-based compensation programs was approximately $298,000 and $280,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated statements of income.
As of October 1, 2022, there was approximately $543,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of four years.
The following table summarizes information about stock options outstanding as of October 1, 2022:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)
$10.65			103,500	$10.65	8.2	—	$—	0.0
$21.90			226,500	$21.90	8.2	113,250	$21.90	8.2
$22.50			137,625	$22.50	1.7	137,625	$22.50	1.7
$17.80			22,500	$17.80	10.0	—	$—	0.0
$19.61	-	$22.30	54,000	$20.69	6.3	51,250	$20.81	6.3
			544,125	$19.63	6.1	302,125	$21.98	4.6
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer, or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
13. INCOME TAXES

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three-year period in excess of $1 billion. The Company does not expect the Act to materially impact its financial statements.

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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the years ended October 1, 2022 and October 2, 2021, the Company recorded income of $2,420,000 and $10,400,000, respectively (including $65,000 and $84,000 of accrued interest, respectively), for financial reporting purposes related to the forgiveness of its PPP loans. The forgiveness of these amounts is not taxable.

As a result of the CARES Act and the CAA, the Company carried back taxable losses from fiscal years 2020 and 2021 to generate a refund of previously paid income taxes. As a result of these carrybacks, the Company recorded income tax benefits as the taxable losses from fiscal 2020 and fiscal 2021 are being carried back to tax years in which the Company was subject to a higher federal corporate income tax rate. Included in Prepaid and Refundable Income Taxes at October 1, 2022 and October 2, 2021 is $1,360,000 and $3,766,000, respectively, related to these carryback claims.
The provision for income taxes consists of the following:

	Year Ended
	October 1, 2022	October 2, 2021
	(in thousands)
Current provision (benefit):
Federal	$817	$(1,093)
State and local	49	77
	866	(1,016)
Deferred provision (benefit):
Federal	173	946
State and local	409	1,251
	582	2,197
	$1,448	$1,181
The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	October 1, 2022	October 2, 2021
	(in thousands)

Provision at Federal statutory rate (21%)	$2,440	$3,240
State and local income taxes, net of tax benefits	275	433
Gain on forgiveness of PPP Loans	(432)	(1,974)
Tax credits	(998)	(741)
Income (loss) attributable to non-controlling interest	(188)	(287)
Changes in tax rates	22	33
Net operating loss carryback Federal rate benefit	—	(159)
Change in valuation allowance	149	845
Other	180	(209)
	$1,448	$1,181

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	October 1, 2022	October 2, 2021
	(in thousands)
Deferred tax assets:
State net operating loss carryforwards	$5,293	$5,595
Lease liabilities	22,570	12,116
Deferred compensation	336	310
Tax credits	2,269	2,777
Other	604	492
Deferred tax assets, before valuation allowance	31,072	21,290
Valuation allowance	(1,407)	(1,258)
Deferred tax assets, net of valuation allowance	29,665	20,032
Deferred tax liabilities:
Depreciation and amortization	(25,886)	(15,308)
Partnership investments	(271)	(566)
Prepaid expenses	(390)	(458)
Deferred tax liabilities	(26,547)	(16,332)
Net deferred tax assets	$3,118	$3,700
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including forecasts of future earnings and the duration of statutory carryforward periods. The Company recorded a valuation allowance of $1,407,000 and $1,258,000 as of October 1, 2022 and October 2, 2021, respectively, attributable to state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis. During the years ended October 1, 2022 and October 2, 2021, the Company’s valuation allowance increased by approximately $149,000 and $845,000, respectively, as the Company determined that certain state net operating losses became unrealizable on a more-likely-than-not basis due to certain restaurant closures in the related period.
As of October 1, 2022, the Company had General Business Credit carryforwards of approximately $2,269,000 which expire through fiscal 2042. In addition, as of October 1, 2022, the Company has New York State net operating loss carryforwards of approximately $26,966,000 and New York City net operating loss carryforwards of approximately $25,291,000 that expire through fiscal 2041.
A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties is as follows:

	October 1, 2022	October 2, 2021
	(in thousands)
Balance at beginning of year	$120	$102
Additions based on tax positions taken in current and prior years	39	18
Decreases based on tax positions taken in prior years	—	—
Balance at end of year	$159	$120
The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. For the years ended October 1, 2022 and October 2, 2021, there are no amounts accrued for the payment of interest and penalties. The Company does not expect a significant change to its unrecognized tax benefits within the next 12 months.
The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2019 through 2022 fiscal years remain subject to examination by the Internal Revenue Service and most state and local tax authorities.

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
A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Year Ended
	October 1, 2022	October 2, 2021
	(in thousands)
Basic	3,556	3,516
Effect of dilutive securities:
Stock options	47	88
Diluted	3,603	3,604

For the year ended October 1, 2022, the dilutive effect of options to purchase 329,125 shares of common stock at exercise prices ranging from $20.18 per share to $22.50 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.
For the year ended October 2, 2021, the dilutive effect of options to purchase 443,500 shares of common stock at exercise prices ranging from $21.90 per share to $22.50 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.
15. DIVIDENDS
On May 11, 2022 and August 10, 2022, the Board of Directors (the "Board") of the Company declared quarterly cash dividends of $0.125 per share which were paid on June 13, 2022 and September 13, 2022 to the stockholders of record of each share of the Company's common stock at the close of business on May 31, 2022 and August 31, 2022. Future decisions to pay dividends, and the amount of any dividend, are at the discretion of the Board and will depend upon operating performance and other factors.
16. RELATED PARTY TRANSACTIONS
Employee receivables totaled approximately $440,000 and $380,000 at October 1, 2022 and October 2, 2021, respectively. Such amounts consist of loans that are payable on demand, bear interest at the minimum statutory rate (3.05% at October 1, 2022 and 0.17% at October 2, 2021), and are net of reserves for collectability.
17. SUBSEQUENT EVENTS
On November 9, 2022, the Board of Directors declared a quarterly cash dividend of $0.125 per share to be paid on December 13, 2022 to shareholders of record of each share of the Company's common stock at the close of business on November 30, 2022.
In November 2022, the Company entered into a separation agreement with the Senior Vice President of its Las Vegas operations which requires the Company to pay $500,000 on January 1, 2023, this individual's last day of employment. In addition, the Company entered into a consulting agreement with this same individual effective January 1, 2023 for $200,000 per year expiring on December 31, 2025.
******

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Date: December 20, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Weinstein	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 20, 2022
(Michael Weinstein)

/s/ Vincent Pascal	Senior Vice President and Director	December 20, 2022
(Vincent Pascal)

/s/ Anthony J. Sirica	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 20, 2022
(Anthony J. Sirica)

/s/ Marcia Allen	Director	December 20, 2022
(Marcia Allen)

/s/ Steven Shulman	Director	December 20, 2022
(Steven Shulman)

/s/ Bruce R. Lewin	Director	December 20, 2022
(Bruce R. Lewin)

/s/ Jessica Kates	Director	December 20, 2022
(Jessica Kates)

/s/ Stephen Novick	Director	December 20, 2022
(Stephen Novick)

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

*4.1	Description of Securities.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2022.

10.4	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

10.5	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

10.6	Ark Restaurants Corp. 2022 Stock Option Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on January 28, 2022.

10.7	Securities Purchase Agreement, by and between the Registrant and Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.8	Promissory Note, in the principal amount of $2,125,000, issued by the Company to Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.9	Promissory Note made by the Registrant to Bank Hapoalim B.M., issued as of February 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013.

10.10	Asset Purchase Agreement dated as of November 22, 2013 by and between W and O, Inc. and Ark Rustic Inn LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2013.

10.11	Amended and Restated Promissory Note made by the Company to Bank Hapoalim B.M., issued as of February 24, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.12	Term or Installment Loan Rider to Promissory Note to Bank Hapoalim B.M, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.13	Commercial Contract Agreement and Rider to Commercial Contract Agreement both dated as of August 10, 2015 by and between Ark Shuckers Real Estate LLC and D.C. Holding Company, Inc., incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.14	Restaurant Asset Purchase Agreement dated as of August 10, 2015 by and between Ark Shuckers LLC and Ocean Enterprises, Inc. incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.15	Management Purchase Agreement dated as of August 10, 2015 by and between Ark Island Beach Resort LLC and Island Beach Resort, Inc. incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.16	Credit Agreement (Term Facility) between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.17	Term Promissory Note issued by the Company in favor of Bank Hapoalim B.M. on October 21, 2015 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.18	Credit Agreement (Revolving Facility) and Form of Revolving Promissory Note between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.7 and 10.8 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.19	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Gulf Shores Real Estate, LLC, Ark Oyster House Gulf Shores I, LLC, Original Oyster House, Inc. and Premium Properties, Inc. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.20	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Oyster House Causeway II, LLC, Ark Causeway Real Estate, LLC, Original Oyster House II, Inc. and Gumbo Properties, L.L.C. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.21	ROFR Purchase and Sale Agreement dated as of October 13, 2016 by and between SCFRC-HWG, LLC and Ark Jupiter RI, LLC incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.22	Purchase and Sale Agreement between Ark Jupiter RI, LLC and 1065 A1A, LLC, incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.23	Second Amendment to Credit Agreement (Revolving Facility) dated as of November 30, 2016, by and between Ark Restaurant Corp. and Bank Hapoalim B.M incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.24	Mortgage and Security Agreement (Alabama) dated as of November 30, 2016, by and between Ark Gulf Shores Real Estate LLC and Ark Causeway Real Estate LLC and Bank Hapoalim B.M incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.25	Amended and Restated Credit Agreement (Revolving Facility) dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.26	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated October 21, 2015 secured by the assets of Ark Shuckers Real Estate LLC.

10.27	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated February 24, 2014 secured by the assets of Ark Rustic Inn Real Estate LLC.

10.28	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Gulf Shores Real Estate LLC.

10.29	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Causeway Real Estate LLC.

10.30	Amended and Restated Credit Agreement (Revolving Facility), dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.31	Asset Purchase Agreement, dated as of February 21, 2019, by and between Ark Restaurants Corp., Beach House, LLC and Boyle Beach House, LLC.

10.32	Promissory Note in the amount of $7,000,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.33	Promissory Note in the amount of $3,200,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer.

*31.2	Certification of Chief Financial Officer.

**32	Section 1350 Certification.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.