Form 10-Q
period 2022-12-31
ARK RESTAURANTS CORP
filed 2023-02-14
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of February 10, 2023, there were 3,600,407 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	December 31, 2022	October 1, 2022
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $790 at December 31, 2022 and $834 at October 1, 2022 related to VIEs)	$19,427	$23,439
Certificate of deposit, plus accrued interest	5,044	5,021
Accounts receivable (includes $151 at December 31, 2022 and $140 at October 1, 2022 related to VIEs)	4,188	3,185
Employee receivables	394	440
Inventories (includes $38 at December 31, 2022 and October 1, 2022 related to VIEs)	3,453	3,707
Prepaid and refundable income taxes (includes $278 at December 31, 2022 and October 1, 2022 related to VIEs)	1,675	1,778
Prepaid expenses and other current assets (includes $9 at December 31, 2022 and $17 at October 1, 2022 related to VIEs)	1,255	1,523
Total current assets	35,436	39,093
FIXED ASSETS - Net (includes $216 at December 31, 2022 and $212 at October 1, 2022 related to VIEs)	34,448	34,682
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $2,008 at December 31, 2022 and $2,076 at October 1, 2022 related to VIEs)	99,720	101,720
INTANGIBLE ASSETS - Net	270	272
GOODWILL	17,440	17,440
TRADEMARKS	4,220	4,220
DEFERRED INCOME TAXES	3,109	3,118
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,476	6,465
OTHER ASSETS (includes $11 at December 31, 2022 and October 1, 2022 related to VIEs)	2,514	2,524
TOTAL ASSETS	$203,633	$209,534

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $85 at December 31, 2022 and $135 at October 1, 2022 related to VIEs)	$4,746	$4,466
Accrued expenses and other current liabilities (includes $369 at December 31, 2022 and $417 at October 1, 2022 related to VIEs)	12,331	16,312
Current portion of operating lease liabilities (includes $278 at December 31, 2022 and $272 at October 1, 2022 related to VIEs)	7,866	7,530
Current portion of notes payable	5,643	6,575
Total current liabilities	30,586	34,883
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $1,850 at December 31, 2022 and $1,921 at October 1, 2022 related to VIEs)	95,419	97,444
NOTES PAYABLE, LESS CURRENT PORTION	15,979	17,089
TOTAL LIABILITIES	141,984	149,416
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,600 shares at December 31, 2022 and October 1, 2022	36	36
Additional paid-in capital	15,572	15,493
Retained earnings	45,546	44,271
Total Ark Restaurants Corp. shareholders’ equity	61,154	59,800
NON-CONTROLLING INTERESTS	495	318
TOTAL EQUITY	61,649	60,118
TOTAL LIABILITIES AND EQUITY	$203,633	$209,534

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 31, 2022	January 1, 2022
REVENUES:
Food and beverage sales	$46,539	$43,237
Other revenue	906	749
Total revenues	47,445	43,986
COSTS AND EXPENSES:
Food and beverage cost of sales	12,435	12,542
Payroll expenses	16,522	14,241
Occupancy expenses	6,183	5,232
Other operating costs and expenses	5,932	5,138
General and administrative expenses	3,137	2,963
Depreciation and amortization	1,033	1,079
Total costs and expenses	45,242	41,195
OPERATING INCOME	2,203	2,791
OTHER (INCOME) EXPENSE:
Interest expense	429	285
Interest income	(90)	(10)
Other income	—	(222)
Gain on forgiveness of PPP Loans	(272)	—
Total other (income) expense, net	67	53
INCOME BEFORE PROVISION FOR INCOME TAXES	2,136	2,738
Provision for income taxes	114	309
CONSOLIDATED NET INCOME	2,022	2,429
Net income attributable to non-controlling interests	(297)	(220)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$1,725	$2,209

NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP. PER COMMON SHARE:
Basic	$0.48	$0.62
Diluted	$0.47	$0.61

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,600	3,551
Diluted	3,648	3,597
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - October 1, 2022	3,600	$36	$15,493	$44,271	$59,800	$318	$60,118
Net income	—	—	—	1,725	1,725	297	2,022
Stock-based compensation	—	—	79	—	79	—	79
Distributions to non-controlling interests	—	—	—	—	—	(120)	(120)
Dividends paid - $0.125 per share	—	—	—	(450)	(450)	—	(450)
Balance - December 31, 2022	3,600	$36	$15,572	$45,546	$61,154	$495	$61,649

For the 13 weeks ended January 1, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 2, 2021	3,551	$36	$14,492	$35,884	$50,412	$1,040	$51,452
Net income	—	—	—	2,209	2,209	220	2,429
Stock-based compensation	—	—	74	—	74	—	74
Distributions to non-controlling interests	—	—	—	—	—	(529)	(529)
BALANCE - January 1, 2022	3,551	$36	$14,566	$38,093	$52,695	$731	$53,426
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	13 Weeks Ended
	December 31, 2022	January 1, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$2,022	$2,429
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Stock-based compensation	79	74
Gain on forgiveness of PPP Loans	(272)	—
Deferred income taxes	9	180
Accrued interest on certificate of deposit	(23)	—
Accrued interest on note receivable from NMR	(11)	(10)
Depreciation and amortization	1,033	1,079
Amortization of operating lease assets	311	153
Amortization of deferred financing costs	12	12
Changes in operating assets and liabilities:
Accounts receivable	(1,003)	104
Inventories	254	(915)
Prepaid, refundable and accrued income taxes	103	121
Prepaid expenses and other current assets	268	1,151
Other assets	10	16
Accounts payable - trade	280	(80)
Accrued expenses and other current liabilities	(3,975)	(462)
Net cash provided by (used in) operating activities	(903)	3,852

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(797)	(449)
Loans and advances made to employees	(14)	(11)
Payments received on employee receivables	60	52
Net cash used in investing activities	(751)	(408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,257)	(1,919)
Principal payments on PPP Loans	(531)	—
Dividends paid	(450)	—
Distributions to non-controlling interests	(120)	(529)
Net cash used in financing activities	(2,358)	(2,448)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,012)	996
CASH AND CASH EQUIVALENTS, Beginning of period	23,439	19,171
CASH AND CASH EQUIVALENTS, End of period	$19,427	$20,167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$416	$263
Income taxes	$2	$8
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS December 31, 2022 (Unaudited)
1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The consolidated condensed balance sheet as of October 1, 2022, which has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended October 1, 2022 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Article 10 of Regulation S-X. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.
COVID-19 PANDEMIC AND INFLATION — Recent global events, including the COVID-19 pandemic ("COVID-19"), have adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. As a result, we experienced significant and variable disruptions to our business as federal, state and local restrictions were mandated, among other remedial measures, to mitigate the spread of the COVID-19 virus. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, during fiscal 2022 all of our restaurants operated with no restrictions, other than in New York City where customers were required to show proof of vaccination through November 1, 2022.
In addition to the associated impacts of COVID-19, our operating results have been impacted by geopolitical and other macroeconomic factors, leading to increased commodity and wage inflation and other increased costs. The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events, could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation and disruptions in our supply chain. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: projected cash flows, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its long-lived assets, such as property, right-of-use assets and intangibles, fair values of financial instruments and share-based compensation, estimates made in connection with acquisitions and impairment analyses, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 weeks ended December 31, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 30, 2023.
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
The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair values of notes receivable and payable and Paycheck Protection Program loans are determined using current applicable rates for similar instruments as of the balance sheet date and approximate the carrying value of such debt instruments. Certificates of deposit, which are considered Level 2 assets, are valued at original cost plus accrued interest, which approximates fair value.
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
As of December 31, 2022, the Company had accounts receivable balances due from one hotel operator totaling 41% of total accounts receivable. As of October 1, 2022, the Company had accounts receivable balances due from two hotel operators totaling 54% of total accounts receivable.
For the 13-week periods ended December 31, 2022 and January 1, 2022, the Company did not make purchases from any one vendor that accounted for more than 10% of total purchases.
As of December 31, 2022 and October 1, 2022, all debt outstanding, other than Paycheck Protection Program loans and the note payable to the sellers of the Blue Moon Fish Company, is with one lender (see Note 8 – Notes Payable).
GOODWILL AND TRADEMARKS — Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated condensed statements of income. The Company did not record any impairment to its goodwill or trademarks during the 13 weeks ended December 31, 2022 and January 1, 2022, respectively. It is possible that impairments could be identified in future periods, and such amounts could be material.
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the 13 weeks ended December 31, 2022 and January 1, 2022. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $5,583,000 and $3,213,000 in catering services revenue for the 13-week periods ended December 31, 2022 and January 1, 2022, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets as of December 31, 2022 and October 1, 2022 was $3,325,000 and $5,534,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of December 31, 2022 and October 1, 2022, the total liability for gift cards in the amounts of approximately $430,000 and $309,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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

SEGMENT REPORTING — As of December 31, 2022, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the assets and liabilities of the Company’s consolidated VIEs:

	December 31, 2022	October 1, 2022
	(in thousands)
Cash and cash equivalents	$790	$834
Accounts receivable	151	140
Inventories	38	38
Prepaid and refundable income taxes	278	278
Prepaid expenses and other current assets	9	17
Due from Ark Restaurants Corp. and affiliates (1)	396	400
Fixed assets - net	216	212
Operating lease right-of-use assets - net	2,008	2,076
Other assets	11	11
Total assets	$3,897	$4,006

Accounts payable - trade	$85	$135
Accrued expenses and other current liabilities	369	417
Current portion of operating lease liabilities	278	272
Operating lease liabilities, less current portion	1,850	1,921
Notes payable, less current portion	—	—
Total liabilities	2,582	2,745
Equity of variable interest entities	1,315	1,261
Total liabilities and equity	$3,897	$4,006
(1)Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
The liabilities of $2,582,000 recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets and creditors of the VIEs do not have recourse to the general credit of the Company; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, the assets of $3,897,000 recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets, these assets can be used only to settle obligations of the three VIEs.

3.    RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On April 8, 2022, the Company extended its lease for Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2032. In connection with the extension, the Company has agreed to spend a minimum of

$1,500,000 (of which approximately $500,000 has been spent to date) to materially refresh the premises by April 30, 2023 (as extended from September 30, 2022 due to supply chain issues), subject to various extensions as set out in the agreement.

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

Each of the above refresh obligations are to be consistent with designs approved by the Landlord which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the Landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum.
4.    RECENT RESTAURANT DISPOSITIONS

On July 5, 2022, the Company terminated its lease for Lucky 7 at the Foxwoods Resort Casino. The closure did not result in a material change to the Company's operations.

5.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR as of December 31, 2022 and October 1, 2022 of,7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls with no change in ownership, bringing its total investment to $5,108,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. There are no observable prices for this investment. During the 13 weeks ended December 31, 2022, the Company did not receive any distributions from NMR. During the 13 weeks ended January 1, 2022, the Company received distributions of $222,000 from NMR, which have been recorded as other income in the consolidated condensed statements of income.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 weeks ended December 31, 2022 and January 1, 2022. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR). As of December 31, 2022 and October 1, 2022, $18,000 and $22,000 were due to AM VIE by NMR.

On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. On July 13, 2016, the Company made an additional loan to Meadowlands Newmark, LLC in the amount of $200,000. Such amount is subject to the same terms and conditions as the original loan as discussed above. The principal and accrued interest related to this note in the amounts of $1,368,000 and $1,357,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at December 31, 2022 and October 1, 2022, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 31, 2022	October 1, 2022
	(In thousands)

Sales tax payable	$1,002	$916
Accrued wages and payroll related costs	4,595	5,517
Customer advance deposits	3,325	5,534
Accrued occupancy and other operating expenses	3,409	4,345
	$12,331	$16,312

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of December 31, 2022. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of income.
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

The components of lease expense in the consolidated condensed statements of income are as follows:

	13 Weeks Ended
	December 31, 2022	January 1, 2022
	(In thousands)
Operating lease expense - occupancy expenses (1)	$3,528	$2,273
Occupancy lease expense - general and administrative expenses	114	93
Variable lease expense	1,357	1,897
Total lease expense	$4,999	$4,263
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	13 Weeks Ended
	December 31, 2022	January 1, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$5,171	$3,592
The weighted average remaining lease terms and discount rates as of December 31, 2022 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	12.3 years	6.1%
The annual maturities of our lease liabilities as of December 31, 2022 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
September 30, 2023	$10,421
September 28, 2024	14,023
September 27, 2025	12,995
October 3, 2026	11,867
October 2, 2027	11,547
Thereafter	85,915
Total future lease commitments	146,768
Less imputed interest	(43,483)
Present value of lease liabilities	$103,285

8.    NOTES PAYABLE
Notes payable consist of the following:

	December 31, 2022	October 1, 2022
	(In thousands)

Promissory Note - Rustic Inn purchase	$3,116	$3,187
Promissory Note - Shuckers purchase	3,570	3,655
Promissory Note - Oyster House purchase	2,719	2,873
Promissory Note - JB's on the Beach purchase	3,500	3,750
Promissory Note - Sequoia renovation	1,600	1,714
Promissory Note - Revolving Facility	6,666	7,166
Promissory Note - Blue Moon Fish Company (see Note 3)	504	587
Paycheck Protection Program Loans	—	797
	21,675	23,729
Less: Current maturities	(5,643)	(6,575)
Less: Unamortized deferred financing costs	(53)	(65)
Long-term portion	$15,979	$17,089
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
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans were evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bore interest at the rate of 1.00% per annum. Funds from the PPP Loans were to be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the 13 weeks ended December 31, 2022 and January 1, 2022, $272,000 and $0 of PPP Loans, respectively (including $6,000 and $0 of accrued interest, respectively) were forgiven. During the 13 weeks ended December 31, 2022 and January 1, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $531,000 and $0, respectively. As of December 31, 2022, no PPP Loans were outstanding; however, the Company is appealing a forgiveness denial in the amount of $280,000. Such loan was repaid as we await the appeal decision,
Deferred Financing Costs
Deferred financing costs incurred in the amount of $271,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $12,000 and $12,000 is included in interest expense for the 13 weeks ended December 31, 2022 and January 1, 2022, respectively.

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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received final approval by the New York State Supreme Court in October 2022, for approximately $600,000, which was previously accrued on the October 1, 2022 balance sheet.. Under the terms of the court approved settlement agreement, settlement proceeds were distributed to the Plaintiffs in the first quarter of fiscal year 2023.

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
During the 13-week period ended December 31, 2022, no options to purchase shares of common stock were issued by the Company.
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
A summary of stock option activity is presented below:

	2023
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	544,125	$19.63	6.1 years
Options:
Granted	—
Exercised	—
Canceled or expired	—
Outstanding and expected to vest, end of period	544,125	$19.63	5.8 years	$612,000
Exercisable, end of period	353,875	$20.32	4.9 years	$306,000
Shares available for future grant	477,500

Compensation cost charged to operations for the 13 weeks ended December 31, 2022 and January 1, 2022 for share-based compensation programs was approximately $79,000 and $74,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of income.
As of December 31, 2022, there was approximately $464,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.7 years.

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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes and therefore, the forgiveness of any PPP loans is not taxable. During the 13-week period ended December 31, 2022, the Company recorded income of $272,000 for financial reporting purposes related to the forgiveness of some of its PPP loans. The income recorded for financial reporting purposes was considered an unusual or infrequent event and the tax effect was recorded discretely in the quarter.

The provision for income taxes for the 13-week period December 31, 2022 was $114,000 and the effective tax rate was 5.4%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company and the discrete tax benefit attributable to income related to the PPP loan forgiveness which is not taxable for income tax reporting purposes.

The provision for income taxes for the 13-week period ended January 1, 2022 was $309,000 and the effective tax rate was 11.3%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits and operating income attributable to non-controlling interests that is not taxable to the Company.
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
A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended
	December 31, 2022	January 1, 2022
Basic	3,600	3,551
Effect of dilutive securities:
Stock options	48	46
Diluted	3,648	3,597

For the 13-week period ended December 31, 2022, the dilutive effect of 418,000 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13-week period ended January 1, 2022, the dilutive effect of 433,000 options was not included in diluted earnings per share as their impact would have been anti-dilutive.

13.    DIVIDENDS
On November 9, 2022, the Board of Directors of the Company (the "Board") declared a quarterly cash dividend of $0.125 per share which was paid on December 13, 2022 to the stockholders of record of each share of the Company's common stock at the close of business on November 30, 2022. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.

14.    SUBSEQUENT EVENTS
On February 8, 2023, the Board of Directors declared a quarterly cash dividend of $0.125 per share to be paid on March 14, 2023 to shareholders of record of each share of the Company's common stock at the close of business on February 28, 2023.

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
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended October 1, 2022 and the consolidated condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
COVID-19 Pandemic and Inflation
Recent global events, including the COVID-19 pandemic ("COVID-19"), have adversely affected global economies, disrupted global supply chains and labor force participation and created significant volatility and disruption of financial markets. As a result, we experienced significant and variable disruptions to our business as federal, state and local restrictions were mandated, among other remedial measures, to mitigate the spread of the COVID-19 virus. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, during fiscal 2022 all of our restaurants operated with no restrictions, other than in New York City where customers were required to show proof of vaccination through November 1, 2022.
In addition to the associated impacts of COVID-19, our operating results have been impacted by geopolitical and other macroeconomic factors, leading to increased commodity and wage inflation and other increased costs. The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events, could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation and disruptions in our supply chain. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
Overview
As of December 31, 2022, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended December 31, 2022 and January 1, 2022 each included 13 weeks.
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
Results of Operations
The Company’s operating income for the 13 weeks ended December 31, 2022 decreased 21.1% to $2,203,000 as compared to $2,791,000 for the 13 weeks ended January 1, 2022. This decrease resulted primarily from increased labor costs in connection with record low unemployment and ongoing COVID-related labor challenges, percentage rents paid on higher sales in the current period and the inflationary impact on commodity prices and other high-volume items partially offset by a 7.9% increase in revenues.
The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended December 31, 2022 and January 1, 2022:

	13 Weeks Ended		Variance
	December 31, 2022	January 1, 2022	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$46,539	$43,237	$3,302	7.6%
Other revenue	906	749	157	21.0%
Total revenues	47,445	43,986	3,459	7.9%
COSTS AND EXPENSES:
Food and beverage cost of sales	12,435	12,542	(107)	-0.9%
Payroll expenses	16,522	14,241	2,281	16.0%
Occupancy expenses	6,183	5,232	951	18.2%
Other operating costs and expenses	5,932	5,138	794	15.5%
General and administrative expenses	3,137	2,963	174	5.9%
Depreciation and amortization	1,033	1,079	(46)	-4.3%
Total costs and expenses	45,242	41,195	4,047	9.8%
OPERATING INCOME	$2,203	$2,791	$(588)	-21.1%

Revenues
During the 13-week period ended December 31, 2022, revenues increased 7.9% as compared to revenues in the 13-week period ended January 1, 2022. This increase resulted primarily from an increase in same-store sales discussed below.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales increased 6.4% during the 13 weeks ended December 31, 2022 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	December 31, 2022	January 1, 2022	$	%
	(in thousands)
Las Vegas	$15,297	$14,002	$1,295	9.2%
New York	10,744	8,525	2,219	26.0%
Washington, DC	2,818	2,328	490	21.0%
Atlantic City, NJ	592	661	(69)	-10.4%
Alabama	3,128	3,079	49	1.6%
Florida	12,648	13,924	(1,276)	-9.2%
Same-store sales	45,227	42,519	$2,708	6.4%
Other	1,312	718
Food and beverage sales	$46,539	$43,237
The increases in company-wide same-store sales for the 13 weeks ended December 31, 2022 as compared to the prior period were driven primarily by increased customer traffic and targeted menu price increases in Las Vegas, New York and Washington, D.C. as the impact of the COVID-19 pandemic continues to subside. In New York and Washington, D.C., the current period also benefited from very strong revenues from our event business. Same-store sales in Alabama increased 1.6% primarily as a result of targeted menu rice increases. Same-store sales in Florida decreased 9.2% primarily as a result of lower traffic in the current period as the prior period benefited from outsized volumes as a result of the population increase in Southeast Florida as a result of the migration of people during the pandemic, partially offset by targeted menu price increases.
Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period, sales related to properties that were closed and other adjustments and fees.
Costs and Expenses
Costs and expenses for the 13 weeks ended December 31, 2022 and January 1, 2022 were as follows (in thousands):

	13 Weeks Ended December 31, 2022	% to Total Revenues	13 Weeks Ended January 1, 2022	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$12,435	26.2%	$12,542	28.5%	(107)	-0.9%
Payroll expenses	16,522	34.8%	14,241	32.4%	2,281	16.0%
Occupancy expenses	6,183	13.0%	5,232	11.9%	951	18.2%
Other operating costs and expenses	5,932	12.5%	5,138	11.7%	794	15.5%
General and administrative expenses	3,137	6.6%	2,963	6.7%	174	5.9%
Depreciation and amortization	1,033	2.2%	1,079	2.5%	(46)	-4.3%
Total costs and expenses	$45,242		$41,195		$4,047

Food and beverage costs as a percentage of total revenues for the 13 weeks ended December 31, 2022 as compared with the same period of last year decreased as a result of targeted increases in menu pricing, changes in menu mix and a very strong event business in Washington, D.C. and New York City in the current period, partially offset by increases in commodity prices and other high-volume items caused by inflation.

Payroll expenses as a percentage of total revenues for the 13 weeks ended December 31, 2022 increased as compared with the same period of last year primarily as a result of record low unemployment and ongoing COVID-related labor challenges combined with merit increases.

Occupancy expenses as a percentage of total revenues for the 13 weeks ended December 31, 2022 increased as compared with the same period of last year primarily as a result of increases in base rents, percentage rents paid on higher sales in the current period and increases in property and liability insurance premiums.

Other operating costs and expenses as a percentage of total revenues for the 13 weeks ended December 31, 2022 as compared to the same period of last year increased slightly primarily as a result of inflation.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 weeks ended December 31, 2022 increased slightly as compared with the same period of last year primarily as a result of annual merit increases.

Depreciation and amortization expense for the 13 weeks ended December 31, 2022 decreased slightly as compared to the same period of last year primarily as a result of the timing of additions in the prior period.
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

As of December 31, 2022, we had a cash and cash equivalents balance of $19,427,000 and a certificate of deposit in the amount of $5,044,000 that matured in January 2023. In addition, the Company had working capital of $4,850,000 at December 31, 2022 as compared with working capital of $4,210,000 at October 1, 2022.
Inflation
The country is currently experiencing multi-decade high inflation. Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the cost of food and other raw materials, labor, energy and other supplies and services. While we have not had material disruptions in our supply chain, we have experienced some product shortages and higher costs for many commodities. There has also been a general shortage in the availability of restaurant staff and hourly workers in certain geographic areas in which we operate and has caused increases in the costs of recruiting and compensating such employees. In addition, certain operating and other costs, including health benefits, taxes, insurance, and other outside services, continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

While we have been able to offset inflation and other changes in the costs of key operating resources by targeted increases in menu prices, coupled with more efficient purchasing practices, there can be no assurance that we will be able to continue to do so in the future. From time to time, competitive conditions will limit our menu pricing flexibility. In addition, macroeconomic conditions that impact consumer discretionary spending for food away from home could make additional menu price increases imprudent. There can be no assurance that all of our future cost increases can be offset by higher menu prices or that higher menu prices will be accepted by our restaurant customers without any resulting changes in their visit frequencies or purchasing patterns.
Cash Flows for 13 Weeks Ended December 31, 2022 and January 1, 2022
Net cash used in operating activities for the 13 weeks ended December 31, 2022 decreased to $(903,000) as compared to $3,852,000 provided by operating activities in the same period of last year. This decrease was primarily attributable to a decrease in accrued expenses related to catering deposits, the payment of bonuses and changes in net working capital primarily related to accounts receivable, inventory and accounts payable.

Net cash used in investing activities for the 13 weeks ended December 31, 2022 and January 1, 2022 was $(751,000) and $(408,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants.
Net cash used in financing activities for the 13 weeks ended December 31, 2022 of $(2,358,000) resulted primarily from principal payments on notes payable, the payment of dividends and the payment of distributions to non-controlling interests. Net cash used in financing activities for the 13 weeks ended January 1, 2022 of $(2,448,000) resulted primarily from principal payments on notes payable and the payment of distributions to non-controlling interests.
Recent Restaurant Expansions and Other Developments
On April 8, 2022, the Company extended its lease for Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2032. In connection with the extension, the Company has agreed to spend a minimum of $1,500,000 (of which approximately $500,000 has been spent to date) to materially refresh the premises by April 30, 2023 (as extended from September 30, 2022 due to supply chain issues), subject to various extensions as set out in the agreement.

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

Each of the above refresh obligations are to be consistent with designs approved by the Landlord which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the Landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum.

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
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans were evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bore interest at the rate of 1.00% per annum. Funds from the PPP Loans were to be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the 13 weeks ended December 31, 2022 and January 1, 2022, $272,000 and $0 of PPP Loans, respectively (including $6,000 and $0 of accrued interest, respectively) were forgiven. During the 13 weeks ended December 31, 2022 and January 1, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $531,000 and $0, respectively. As of December 31, 2022, no PPP Loans were outstanding; however, the Company is appealing a forgiveness denial in the amount of $280,000. Such loan was repaid as we await the appeal decision,
Cash Flow Outlook
We are not aware of any trends or events that would materially affect our capital requirements or liquidity. We believe that our existing cash balances, internal cash-generating capabilities, current banking facilities and ability to secure additional financing, if necessary, are sufficient to finance our capital expenditures, debt maturities and other operating activities for at least the next twelve months.
Recent Events
On February 8, 2023, the Board of Directors of the Company (the "Board") declared a quarterly cash dividend of $0.125 per share to be paid on March 14, 2023 to the stockholders of record of each share of the Company's common stock at the close of business on February 28, 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.
Critical Accounting Estimates
The preparation of financial statements requires the Company to make estimates and assumptions of future events. In the process of preparing its consolidated condensed financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. The critical accounting estimates underlying the Company’s consolidated condensed financial statements include projected cash flows for fixed asset impairments, allowances for potential bad debts on accounts and notes receivable, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its long-lived assets, such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and other matters. Management bases its estimates on certain assumptions, which it believes are reasonable in the circumstances, and actual results could differ from those estimates. Although management does not believe that any change in those assumptions in the near term would have a material effect on the Company’s consolidated condensed financial position or the results of operations, differences in actual results could be material to the consolidated condensed financial statements.
The Company’s critical accounting estimates are described in the Company’s MD&A included in Form 10-K for the year ended October 1, 2022. There have been no significant changes to such critical accounting estimates during the first fiscal quarter 2023.
Recently Adopted and Issued Accounting Standards
See Note 1 to the consolidated condensed financial statements for a description of recent accounting pronouncements, including those adopted in fiscal 2023 and the expected dates of adoption of new accounting standards and the anticipated impact on the consolidated condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received final approval by the New York State Supreme Court in October 2022, for approximately $600,000, which was previously accrued on the October 1, 2022 balance sheet. Under the terms of the court approved settlement agreement, settlement proceeds were distributed to the Plaintiffs in the first quarter of fiscal year 2023.
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

Date:	February 14, 2023

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)