Form 10-Q
period 2023-04-01
ARK RESTAURANTS CORP
filed 2023-05-16
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of May 11, 2023, there were 3,604,157 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	April 1, 2023	October 1, 2022
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $560 at April 1, 2023 and $834 at October 1, 2022 related to VIEs)	$17,890	$23,439
Certificate of deposit, plus accrued interest	—	5,021
Accounts receivable (includes $154 at April 1, 2023 and $140 at October 1, 2022 related to VIEs)	3,676	3,185
Employee receivables	378	440
Inventories (includes $44 at April 1, 2023 and $38 at October 1, 2022 related to VIEs)	3,305	3,707
Prepaid and refundable income taxes (includes $279 at April 1, 2023 and $278 at October 1, 2022 related to VIEs)	319	1,778
Prepaid expenses and other current assets (includes $24 at April 1, 2023 and $17 at October 1, 2022 related to VIEs)	1,787	1,523
Total current assets	27,355	39,093
FIXED ASSETS - Net (includes $231 at April 1, 2023 and $212 at October 1, 2022 related to VIEs)	34,638	34,682
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $1,938 at April 1, 2023 and $2,076 at October 1, 2022 related to VIEs)	97,694	101,720
INTANGIBLE ASSETS - Net	230	272
GOODWILL	17,440	17,440
TRADEMARKS	4,220	4,220
DEFERRED INCOME TAXES	3,095	3,118
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,486	6,465
OTHER ASSETS (includes $11 at April 1, 2023 and October 1, 2022 related to VIEs)	2,154	2,524
TOTAL ASSETS	$193,312	$209,534

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $211 at April 1, 2023 and $135 at October 1, 2022 related to VIEs)	$4,137	$4,466
Accrued expenses and other current liabilities (includes $353 at April 1, 2023 and $417 at October 1, 2022 related to VIEs)	12,987	16,312
Current portion of operating lease liabilities (includes $285 at April 1, 2023 and $272 at October 1, 2022 related to VIEs)	8,022	7,530
Current portion of notes payable	8,051	6,575
Total current liabilities	33,197	34,883
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $1,776 at April 1, 2023 and $1,921 at October 1, 2022 related to VIEs)	93,356	97,444
NOTES PAYABLE, LESS CURRENT PORTION	6,191	17,089
TOTAL LIABILITIES	132,744	149,416
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,600 shares at April 1, 2023 and October 1, 2022	36	36
Additional paid-in capital	13,967	15,493
Retained earnings	44,612	44,271
Total Ark Restaurants Corp. shareholders’ equity	58,615	59,800
NON-CONTROLLING INTERESTS	1,953	318
TOTAL EQUITY	60,568	60,118
TOTAL LIABILITIES AND EQUITY	$193,312	$209,534

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
REVENUES:
Food and beverage sales	$40,913	$38,822	$87,452	$82,058
Other revenue	984	764	1,890	1,513
Total revenues	41,897	39,586	89,342	83,571
COSTS AND EXPENSES:
Food and beverage cost of sales	11,795	12,255	24,231	24,796
Payroll expenses	15,311	13,482	31,833	27,722
Occupancy expenses	5,255	4,616	11,438	9,848
Other operating costs and expenses	5,352	4,840	11,283	9,978
General and administrative expenses	3,023	3,018	6,159	5,982
Depreciation and amortization	1,138	1,148	2,171	2,227
Total costs and expenses	41,874	39,359	87,115	80,553
OPERATING INCOME	23	227	2,227	3,018
OTHER (INCOME) EXPENSE:
Interest expense	465	262	894	547
Interest income	(217)	(12)	(306)	(22)
Other income	—	(125)	—	(347)
Gain on forgiveness of PPP Loans	—	(1,122)	(272)	(1,122)
Total other (income) expense, net	248	(997)	316	(944)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(225)	1,224	1,911	3,962
Provision for income taxes	19	76	133	385
CONSOLIDATED NET INCOME (LOSS)	(244)	1,148	1,778	3,577
Net income attributable to non-controlling interests	(240)	(93)	(537)	(313)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(484)	$1,055	$1,241	$3,264

NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP. PER COMMON SHARE:
Basic	$(0.13)	$0.30	$0.34	$0.92
Diluted	$(0.13)	$0.29	$0.34	$0.91

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,600	3,552	3,600	3,552
Diluted	3,645	3,604	3,646	3,600
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended April 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - December 31, 2022	3,600	$36	$15,572	$45,546	$61,154	$495	$61,649
Net income (loss)	—	—	—	(484)	(484)	240	(244)
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	(1,685)	—	(1,685)	1,685	—
Stock-based compensation	—	—	80	—	80	—	80
Distributions to non-controlling interests	—	—	—	—	—	(467)	(467)
Dividends paid - $0.125 per share	—	—	—	(450)	(450)	—	(450)
Balance - April 1, 2023	3,600	$36	$13,967	$44,612	$58,615	$1,953	$60,568

For the 26 weeks ended April 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 1, 2022	3,600	$36	$15,493	$44,271	$59,800	$318	$60,118
Net income	—	—	—	1,241	1,241	537	1,778
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	(1,685)	—	(1,685)	1,685	—
Stock-based compensation	—	—	159	—	159	—	159
Distributions to non-controlling interests	—	—	—	—	—	(587)	(587)
Dividends paid - $0.25 per share	—	—	—	(900)	(900)	—	(900)
BALANCE - April 1, 2023	3,600	$36	$13,967	$44,612	$58,615	$1,953	$60,568
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended April 2, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - January 1, 2022	3,551	$36	$14,566	$38,093	$52,695	$731	$53,426

Net income	—	—	—	1,055	1,055	93	1,148
Exercise of stock options	1	—	11	—	11	—	11
Stock-based compensation	—	—	74	—	74	—	74
Distributions to non-controlling interests	—	—	—	—	—	(540)	(540)

Balance - April 2, 2022	3,552	$36	$14,651	$39,148	$53,835	$284	$54,119

For the 26 weeks ended April 2, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 2, 2021	3,551	$36	$14,492	$35,884	$50,412	$1,040	$51,452

Net income	—	—	—	3,264	3,264	313	3,577
Exercise of stock options	1	—	11	—	11	—	11
Stock-based compensation	—	—	148	—	148	—	148
Distributions to non-controlling interests	—	—	—	—	—	(1,069)	(1,069)

BALANCE - April 2, 2022	3,552	$36	$14,651	$39,148	$53,835	$284	$54,119
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	26 Weeks Ended
	April 1, 2023	April 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,778	$3,577
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	159	148
Gain on forgiveness of PPP Loans	(272)	(1,122)
Deferred income taxes	23	230
Accrued interest on note receivable from NMR	(21)	(20)
Depreciation and amortization	2,171	2,227
Amortization of operating lease assets	430	312
Amortization of deferred financing costs	15	24
Changes in operating assets and liabilities:
Accounts receivable	(491)	146
Inventories	402	(730)
Prepaid, refundable and accrued income taxes	1,459	57
Prepaid expenses and other current assets	(264)	(190)
Other assets	370	28
Accounts payable - trade	(329)	23
Accrued expenses and other current liabilities	(3,319)	253
Net cash provided by operating activities	2,111	4,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,085)	(1,146)
Loans and advances made to employees	(42)	(27)
Payments received on employee receivables	104	83
Proceeds from maturity of certificate of deposit	5,021	—
Net cash provided by (used in) investing activities	2,998	(1,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(8,640)	(2,468)
Principal payments on PPP Loans	(531)	(976)
Dividends paid	(900)	—
Proceeds from issuance of stock upon exercise of stock options	—	11
Distributions to non-controlling interests	(587)	(1,069)
Net cash used in financing activities	(10,658)	(4,502)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,549)	(629)
CASH AND CASH EQUIVALENTS, Beginning of period	23,439	19,171
CASH AND CASH EQUIVALENTS, End of period	$17,890	$18,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$879	$506
Income taxes	$9	$11
Non-cash financing activities:
Elimination of non-controlling interest upon dissolution of subsidiary	$1,685	$—

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS April 1, 2023 (Unaudited)
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: projected cash flows, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its long-lived assets, such as property, right-of-use assets and intangibles, fair values of financial instruments and share-based compensation, estimates made in connection with acquisitions and impairment analyses, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 26 weeks ended April 1, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 30, 2023.
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
CASH AND CASH EQUIVALENTS — Cash and cash equivalents include cash on hand, deposits with banks and highly-liquid investments generally with original maturities of three months or less. Outstanding checks in excess of account balances, typically vendor payments, payroll and other contractual obligations disbursed after the last day of a reporting period are reported as a current liability in the accompanying consolidated condensed balance sheets.
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
As of April 1, 2023, the Company had accounts receivable balances due from two hotel operators totaling 52% of total accounts receivable. As of October 1, 2022, the Company had accounts receivable balances due from two hotel operators totaling 54% of total accounts receivable.
For the 13-week period ended April 1, 2023, the Company made purchases from two vendors that accounted for 24% of total purchases. For the 13-week period ended April 2, 2022, the Company did not make purchases from any one vendor that accounted for more than 10% of total purchases.
For the 26-week period ended April 1, 2023, the Company made purchases from two vendors that accounted for 22% of total purchases. For the 26-week period ended April 2, 2022, the Company did not make purchases from any one vendor that accounted for more than 10% of total purchases.
As of April 1, 2023 and October 1, 2022, all debt outstanding, other than Paycheck Protection Program loans and the note payable to the sellers of the Blue Moon Fish Company, is with one lender (see Note 8 – Notes Payable).
GOODWILL AND TRADEMARKS — Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated condensed statements of income. The Company did not record any impairment to its goodwill or trademarks during the 13 and 26 weeks ended April 1, 2023 and April 2, 2022, respectively. It is possible that impairments could be identified in future periods, and such amounts could be material.
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the 13 and 26 weeks ended April 1, 2023 and April 2, 2022. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $1,541,000 and $765,000 in catering services revenue for the 13-week periods ended April 1, 2023 and April 2, 2022, respectively, and $7,124,000 and $3,978,000 for the 26-week periods ended April 1, 2023 and April 2, 2022, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets as of April 1, 2023 and October 1, 2022 was $5,916,000 and $5,534,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of April 1, 2023 and October 1, 2022, the total liability for gift cards in the amounts of approximately $365,000 and $309,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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
SEGMENT REPORTING — As of April 1, 2023, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the assets and liabilities of the Company’s consolidated VIEs:

	April 1, 2023	October 1, 2022
	(in thousands)
Cash and cash equivalents	$560	$834
Accounts receivable	154	140
Inventories	44	38
Prepaid and refundable income taxes	279	278
Prepaid expenses and other current assets	24	17
Due from Ark Restaurants Corp. and affiliates (1)	471	400
Fixed assets - net	231	212
Operating lease right-of-use assets - net	1,938	2,076
Other assets	11	11
Total assets	$3,712	$4,006

Accounts payable - trade	$211	$135
Accrued expenses and other current liabilities	353	417
Current portion of operating lease liabilities	285	272
Operating lease liabilities, less current portion	1,776	1,921
Total liabilities	2,625	2,745
Equity of variable interest entities	1,087	1,261
Total liabilities and equity	$3,712	$4,006
(1)Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
The liabilities of $2,625,000 and $2,745,000 at April 1, 2023 and October 1, 2022, respectively, recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets and creditors of the VIEs do not have recourse to the general credit of the Company; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, the assets of $3,712,000 and $4,006,000 at April 1, 2023 and October 1, 2022, respectively, recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets, these assets can be used only to settle obligations of the three VIEs.

3.    RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On April 8, 2022, the Company extended its lease for Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2032. In connection with the extension, the Company has agreed to spend a minimum of $1,500,000 to materially refresh the premises by April 30, 2023 (as extended from September 30, 2022 due to supply chain issues). Accordingly, the property was substantially closed for renovation on February 5, 2023 and reopened on April 28, 2023. The total cost of the refresh was approximately $1,900,000.

On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2024, subject to various extensions as set out in the agreement. No amounts have been expended to date related to this refresh.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by June 30, 2023 (of which approximately $50,000 has been spent to date), subject to various extensions as set out in the agreement, which the Company expects will be agreed to.

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
4.    RECENT RESTAURANT DISPOSITIONS AND OTHER DEVELOPMENTS

On July 5, 2022, the Company terminated its lease for Lucky 7 at the Foxwoods Resort Casino. The closure did not result in a material change to the Company's operations.

During the 26 weeks ended April 1, 2023, the Company dissolved the entity which owned Clyde Frazier's Wine and Dine, which was closed in September of 2021. In connection with the dissolution, the Company reclassified the remaining non-controlling interest balance to additional paid-in capital.

5.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR as of April 1, 2023 and October 1, 2022 of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls with no change in ownership, bringing its total investment to $5,108,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with Accounting Standards Updated ("ASU") No. 2016-01. There are no observable prices for this investment. During the 13 and 26 weeks ended April 1, 2023, the Company did not receive any distributions from NMR. During the 13 and 26 weeks ended April 2, 2022, the Company received distributions of $125,000 and $347,000, respectively, from NMR, which have been recorded as other income in the consolidated condensed statements of operations.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 and 26 weeks ended April 1, 2023 and April 2, 2022. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR). As of April 1, 2023 and October 1, 2022, $1,000 and $22,000 were due to AM VIE by NMR, respectively.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,378,000 and $1,357,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at April 1, 2023 and October 1, 2022, respectively. On April 20, 2023, the due date of the note was extended to June 30, 2029.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	April 1, 2023	October 1, 2022
	(In thousands)
Sales tax payable	$954	$916
Accrued wages and payroll related costs	3,393	5,517
Customer advance deposits	5,916	5,534
Accrued occupancy and other operating expenses	2,724	4,345
	$12,987	$16,312

7.    LEASES
Other than locations where we own the underlying property, we lease our restaurant locations as well as our corporate office under various non-cancelable real estate lease agreements that expire on various dates through 2046. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of Accounting Standards Codification ("ASC") Topic 842.
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of April 1, 2023. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of operations.
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
The components of lease expense in the consolidated condensed statements of operations are as follows:

	13 Weeks Ended		26 Weeks Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
	(In thousands)		(In thousands)
Operating lease expense - occupancy expenses (1)	$3,401	$2,624	$6,929	$4,897
Occupancy lease expense - general and administrative expenses	116	116	230	209
Variable lease expense	412	795	1,769	2,692
Total lease expense	$3,929	$3,535	$8,928	$7,798
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	26 Weeks Ended
	April 1, 2023		April 2, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$9,754	$—	$7,362
The weighted average remaining lease terms and discount rates as of April 1, 2023 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	12.1 years	6.1%
The annual maturities of our lease liabilities as of April 1, 2023 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
September 30, 2023	$6,958
September 28, 2024	14,023
September 27, 2025	12,995
October 3, 2026	11,867
October 2, 2027	11,547
Thereafter	85,915
Total future lease commitments	143,305
Less imputed interest	(41,927)
Present value of lease liabilities	$101,378

8.    NOTES PAYABLE
Notes payable consist of the following:

	April 1, 2023	October 1, 2022
	(In thousands)
Promissory Note - Rustic Inn purchase	$3,045	$3,187
Promissory Note - Shuckers purchase (see Note 14)	3,485	3,655
Promissory Note - Oyster House purchase (see Note 14)	2,564	2,873
Promissory Note - JB's on the Beach purchase	3,250	3,750
Promissory Note - Sequoia renovation	1,486	1,714
Promissory Note - Revolving Facility	—	7,166
Promissory Note - Blue Moon Fish Company	462	587
Paycheck Protection Program Loans	—	797
	14,292	23,729
Less: Current maturities	(8,051)	(6,575)
Less: Unamortized deferred financing costs	(50)	(65)
Long-term portion	$6,191	$17,089
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the "Prior Credit Agreement"). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of April 1, 2023, no advances were outstanding under the Credit Agreement. As of April 1, 2023, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.2%.
The Credit Agreement also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership.
Borrowings and all other obligations under the Credit Agreement (including amounts outstanding under the Existing Term Notes (discussed below) are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

On March 30, 2023, in connection with entering into the Credit Agreement, the Company amended each of the following promissory notes to replace the interest rate benchmark based on LIBOR and related LIBOR-based mechanics with an interest rate benchmark based on SOFR, with such amendments becoming effective upon the expiration of the then applicable interest period (the “Notes Amendment Effective Date”) and with the following terms: :
•Promissory Note – Rustic Inn purchase – The principal amount of $4,400,000, which is secured by a mortgage on the Rustic Inn real estate, is payable in 27 equal quarterly installments of $71,333, commencing on September 1, 2018, with a balloon payment of $2,474,000 on June 1, 2025, and commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum.
•Promissory Note – Shuckers purchase – The principal amount of $5,100,000, which is secured by a mortgage on the Shuckers real estate, is payable in 27 equal quarterly installments of $85,000, commencing on September 1, 2018, with a balloon payment of $2,805,000 on June 1, 2025, and commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum. This note was paid in full on April 4, 2023 (see Note 14 - Subsequent Events).
•Promissory Note – Oyster House purchase – In connection with the Refinancing, this note was amended and restated and separated into two notes. The first note, in the principal amount of $3,300,000, is secured by a mortgage on the Oyster House Gulf Shores real estate, is payable in 19 equal quarterly installments of $117,857, commencing on September 1, 2018, with a balloon payment of $1,060,716 on June 1, 2023, and commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum. The second note, in the principal amount of $2,200,000, is secured by a mortgage on the Oyster House Spanish Fort real estate, is payable in 27 equal quarterly installments of $36,667, commencing on September 1, 2018, with a balloon payment of $1,210,000 on June 1, 2025, and commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum. These notes were paid in full on April 4, 2023 (see Note 14 - Subsequent Events).
•Promissory Note – JB's on the Beach purchase – On May 15, 2019, the Company issued a promissory note under the Revolving Facility to BHBM for $7,000,000, which is payable in 23 equal quarterly installments of $250,000, commencing on September 1, 2019, with a balloon payment of $1,250,000 on June 1, 2025, and commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum.
•Promissory Note – Sequoia renovation – Also on May 15, 2019, the Company converted $3,200,000 of Revolving Facility borrowings incurred in connection with the Sequoia renovation to a promissory note which is payable in 23 equal quarterly installments of $114,286, commencing on September 1, 2019, with a balloon payment of $571,429 on June 1, 2025, and commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum.
•Promissory Note – Revolving Facility – On July 26, 2021, all outstanding borrowings under the previous revolving facility, in the amount of $9,666,000, were converted to a promissory note with quarterly principal payments of $500,000 commencing on September 1, 2021, with a balloon payment of $2,166,000 on June 1, 2025. Such note, which was repaid on March 30, 2023, bore interest at SOFR plus 3.65% per annum.
We do not expect the replacement of LIBOR with SOFR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense.
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans were evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bore interest at the rate of 1.00% per annum. Funds from the PPP Loans were to be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the 26 weeks ended April 1, 2023 and April 2, 2022, $272,000 and $1,122,000 of PPP Loans, respectively (including $6,000 and $20,000 of accrued interest, respectively) were forgiven. During the 13 weeks ended April 1, 2023 and April 2, 2022, $0 and $1,122,000 of PPP Loans, respectively (including $0 and $20,000 of accrued interest, respectively) were forgiven. During the 26 weeks ended April 1, 2023 and April 2, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $531,000 and $976,000, respectively. As of April 1, 2023, no PPP Loans were outstanding; however, the Company is appealing a forgiveness denial in the amount of $280,000. Such loan was repaid as we await the appeal decision.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $271,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $3,000 and $12,000 is included in interest expense for the 13 weeks ended April 1, 2023 and April 2, 2022, respectively. Amortization expense was $15,000 and $24,000 for the 26 weeks ended April 1, 2023 and April 2, 2022, respectively.

9.    COMMITMENTS AND CONTINGENCIES
Leases — The Company leases several restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2046. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurant’s sales in excess of stipulated amounts at such facility and in one instance based on profits. In connection with two of our leases, the Company obtained and delivered irrevocable letters of credit totaling approximately $542,000 as security deposits under such leases.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received final approval by the New York State Supreme Court in October 2022, for approximately $600,000, which was previously accrued on the October 1, 2022 consolidated balance sheet. Under the terms of the court approved settlement agreement, settlement proceeds were distributed to the Plaintiffs in the first quarter of fiscal year 2023.

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
During the 26-week periods ended April 1, 2023 and April 2, 2022, no options to purchase shares of common stock were issued by the Company.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.

A summary of stock option activity is presented below:

	2023
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	544,125	$19.63	6.1 years
Options:
Granted	—
Exercised	—
Canceled or expired	—
Outstanding and expected to vest, end of period	544,125	$19.63	5.6 years	$727,000
Exercisable, end of period	353,875	$20.32	4.6 years	$363,000
Shares available for future grant	477,500

Compensation cost charged to operations for the 13 weeks ended April 1, 2023 and April 2, 2022 for share-based compensation programs was approximately $80,000 and $74,000, respectively, and for the 26 weeks ended April 1, 2023 and April 2, 2022 was approximately $159,000 and $148,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of April 1, 2023, there was approximately $384,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.5 years.

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

The provision for income taxes for the 26-week period ended April 1, 2023 was $133,000 and the effective tax rate was 7.0%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company and the discrete tax benefit attributable to income related to the PPP loan forgiveness which is not taxable for income tax reporting purposes.

The provision for income taxes for the 26-week period ended April 2, 2022 was $385,000. The effective tax rate for the 26-week period ended April 2, 2022 of 9.7% differed from the federal statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company and the discrete tax benefit attributable to the income related to the PPP loan forgiveness which is not taxable for tax purposes.
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
A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Basic	3,600	3,552	3,600	3,552
Effect of dilutive securities:
Stock options	45	52	46	48
Diluted	3,645	3,604	3,646	3,600

For the 13- and 26-week period ended April 1, 2023, the dilutive effect of 418,000 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13- and 26-week period ended April 2, 2022, the dilutive effect of 433,000 options was not included in diluted earnings per share as their impact would have been anti-dilutive.

13.    DIVIDENDS
On February 8, 2023, the Board of Directors of the Company (the "Board") declared a quarterly cash dividend of $0.125 per share which was paid on March 14, 2023 to the stockholders of record of each share of the Company's common stock at the close of business on February 28, 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.

14.    SUBSEQUENT EVENTS
On April 4, 2023, the Company repaid the Shuckers and Oyster House promissory notes in the amounts of $3,485,000 and $2,564,000, respectively. Accordingly. such amounts are included in the current portion of notes payable in the accompanying Consolidated Condensed Balance Sheet as of April 1, 2023.
On April 20, 2023, the Company extended the due date of the $1,500,000 promissory note due from Meadowlands Newmark, LLC from January 31, 2024 to June 30, 2029.
On May 9, 2023, the Board of Directors declared a quarterly cash dividend of $0.1875 per share to be paid on June 13, 2023 to shareholders of record of each share of the Company's common stock at the close of business on May 31, 2023.

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
Overview
As of April 1, 2023, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended April 1, 2023 and April 2, 2022 each included 13 and 26 weeks.
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
Results of Operations
The Company’s operating income for the 13 and 26 weeks ended April 1, 2023 decreased 89.9% and 26.2%, respectively, as compared to the comparable prior periods primarily as a result of increased labor costs in connection with record low unemployment, the temporary closure of Gallagher's Steakhouse in Las Vegas, NV for renovation, percentage rents paid on higher sales in the current period and the inflationary impact on commodity prices and other high-volume cost of sales items partially offset by increases in revenues form our event business in New York City and Washington, D.C.
The following table summarizes the significant components of the Company’s operating results for the 13- and 26-week periods ended April 1, 2023 and April 2, 2022:

	13 Weeks Ended		Variance		26 Weeks Ended		Variance
	April 1, 2023	April 2, 2022	$	%	April 1, 2023	April 2, 2022	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$40,913	$38,822	$2,091	5.4%	$87,452	$82,058	$5,394	6.6%
Other revenue	984	764	220	28.8%	1,890	1,513	377	24.9%
Total revenues	41,897	39,586	2,311	5.8%	89,342	83,571	5,771	6.9%
COSTS AND EXPENSES:
Food and beverage cost of sales	11,795	12,255	(460)	-3.8%	24,231	24,796	(565)	-2.3%
Payroll expenses	15,311	13,482	1,829	13.6%	31,833	27,722	4,111	14.8%
Occupancy expenses	5,255	4,616	639	13.8%	11,438	9,848	1,590	16.1%
Other operating costs and expenses	5,352	4,840	512	10.6%	11,283	9,978	1,305	13.1%
General and administrative expenses	3,023	3,018	5	0.2%	6,159	5,982	177	3.0%
Depreciation and amortization	1,138	1,148	(10)	-0.9%	2,171	2,227	(56)	-2.5%
Total costs and expenses	41,874	39,359	2,515	6.4%	87,115	80,553	6,562	8.1%
OPERATING INCOME	$23	$227	$(204)	-89.9%	$2,227	$3,018	$(791)	-26.2%

Revenues
During the 13- and 26-week periods ended April 1, 2023, revenues increased 5.8% and 6.9%, respectively, as compared to revenues in the 13- and 26-week periods ended April 2, 2022. These increases resulted primarily from an increase in same-store sales discussed below. As required by our lease, Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV was substantially closed for renovation for the period from February 5, 2023 through April 27, 2023. Revenues for the period from closure through April 1, 2023 were $714,000 as compared to $2,326,000 for the comparable prior period.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales increased 5.0% during the 13 weeks ended April 1, 2023 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	April 1, 2023	April 2, 2022	$	%
	(in thousands)
Las Vegas	$12,908	$12,719	$189	1.5%
New York	4,749	3,387	1,362	40.2%
Washington, DC	1,510	1,206	304	25.2%
Atlantic City, NJ	752	907	(155)	-17.1%
Alabama	3,545	3,336	209	6.3%
Florida	17,397	17,366	31	0.2%
Same-store sales	40,861	38,921	$1,940	5.0%
Other	52	(99)
Food and beverage sales	$40,913	$38,822
Same-store sales in Las Vegas increased 1.5% primarily as a result of increased customer traffic and targeted menu price increases partially offset by the negative impact of the temporary closure of Gallagher's Steakhouse for renovation on February 5, 2023 (which reopened on April 28, 2023). Same store sales increases in New York and Washington, D.C. of 40.2% and 25.2%, respectively, as compared to the prior period were driven primarily by strong revenues from our event business, increased customer traffic and targeted menu price increases. Same-store sales in Atlantic City decreased 17.1% as a result of lower customer traffic at the property where we are located. Same-store sales in Alabama increased 6.3% primarily as a result of increased customer traffic and targeted menu price increases. Same-store sales in Florida increased 0.2% primarily as a result of increased customer traffic and targeted menu price increases offset by lower headcounts at the Rustic Inn in the current period.
On a Company-wide basis, same-store sales increased 5.7% during the 26 weeks ended April 1, 2023 as compared to the same period of last year as follows:

	26 Weeks Ended		Variance
	April 1, 2023	April 2, 2022	$	%
	(in thousands)
Las Vegas	$28,205	$26,721	$1,484	5.6%
New York	15,493	11,912	3,581	30.1%
Washington, DC	4,328	3,534	794	22.5%
Atlantic City, NJ	1,344	1,568	(224)	-14.3%
Alabama	6,673	6,415	258	4.0%
Florida	30,045	31,290	(1,245)	-4.0%
Same-store sales	86,088	81,440	$4,648	5.7%
Other	1,364	618
Food and beverage sales	$87,452	$82,058
Same-store sales in Las Vegas increased 5.6% primarily as a result of increased customer traffic and targeted menu price increases partially offset by the negative impact of the temporary closure of Gallagher's Steakhouse for renovation on February 5, 2023 (which reopened on April 28, 2023). Same store sales increases in New York and Washington, D.C. of 30.1% and 22.5%, respectively, as compared to the prior period were driven primarily by strong revenues from our event business, increased customer traffic and targeted menu price increases. Same-store sales in Atlantic City decreased 14.3% as a result of lower customer traffic at the property where we are located. Same-store sales in Alabama increased 4.0% primarily as a result of increased customer traffic and targeted menu price increases. Same-store sales in Florida decreased 4.0% primarily as a result of lower traffic in the first quarter as compared to the comparable prior period which benefited from outsized volumes as a result of the population increase in Southeast Florida as a result of the migration of people during the pandemic combined with lower headcounts at the Rustic Inn in the second quarter partially offset by increased customer traffic and targeted menu price increases targeted menu price increases at our other Florida properties in the second quarter.
Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period, sales related to properties that were closed and other adjustments and fees.
Costs and Expenses
Costs and expenses for the 13 and 26 weeks ended April 1, 2023 and April 2, 2022 were as follows (in thousands):

	13 Weeks Ended April 1, 2023	% to Total Revenues	13 Weeks Ended April 2, 2022	% to Total Revenues	Increase (Decrease)		26 Weeks Ended April 1, 2023	% to Total Revenues	26 Weeks Ended April 2, 2022	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$11,795	28.2%	$12,255	31.0%	(460)	-3.8%	$24,231	27.1%	$24,796	29.7%	(565)	-2.3%
Payroll expenses	15,311	36.5%	13,482	34.1%	1,829	13.6%	31,833	35.6%	27,722	33.2%	4,111	14.8%
Occupancy expenses	5,255	12.5%	4,616	11.7%	639	13.8%	11,438	12.8%	9,848	11.8%	1,590	16.1%
Other operating costs and expenses	5,352	12.8%	4,840	12.2%	512	10.6%	11,283	12.6%	9,978	11.9%	1,305	13.1%
General and administrative expenses	3,023	7.2%	3,018	7.6%	5	0.2%	6,159	6.9%	5,982	7.2%	177	3.0%
Depreciation and amortization	1,138	2.7%	1,148	2.9%	(10)	-0.9%	2,171	2.4%	2,227	2.7%	(56)	-2.5%
Total costs and expenses	$41,874		$39,359		$2,515		$87,115		$80,553		$6,562

Food and beverage costs as a percentage of total revenues for the 13 and 26 weeks ended April 1, 2023 as compared with the same period of last year decreased as a result of targeted increases in menu pricing, changes in menu mix and a very strong event business in Washington, D.C. and New York City in the current period, partially offset by increases in commodity prices and other high-volume items caused by inflation.

Payroll expenses as a percentage of total revenues for the 13 and 26 weeks ended April 1, 2023 increased as compared with the same period of last year primarily as a result of record low unemployment and ongoing COVID-related labor challenges combined with merit increases.

Occupancy expenses as a percentage of total revenues for the 13 and 26 weeks ended April 1, 2023 increased as compared with the same period of last year primarily as a result of increases in base rents, percentage rents paid on higher sales in the current period and increases in property and liability insurance premiums.

Other operating costs and expenses as a percentage of total revenues for the 13 and 26 weeks ended April 1, 2023 as compared to the same period of last year increased primarily as a result of inflation.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 weeks ended April 1, 2023 were comparable with the same period of last year. General and administrative expenses (which relate solely to the corporate office in New York City) for the 26 weeks ended April 1, 2023 increased slightly as compared with the same period of last year primarily as a result of annual merit increases.

Depreciation and amortization expense for the 13 and 26 weeks ended April 1, 2023 decreased slightly as compared to the same period of last year primarily as a result of the timing of additions in the prior period.
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

As of April 1, 2023, we had a cash and cash equivalents balance of $17,890,000. The Company had a working capital deficit of ($5,842,000) at April 1, 2023 as compared with working capital of $4,210,000 at October 1, 2022. This decrease is the result of the prepayment of a promissory note in the amount of $6,666,000 on March 30, 2023 and the prepayment of three promissory notes in the aggregate amount of $6,046,000 on April 4, 2023 (see Note 14 - Subsequent Events).
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
Cash Flows for 26 Weeks Ended April 1, 2023 and April 2, 2022
Net cash provided by operating activities for the 26 weeks ended April 1, 2023 decreased to $2,111,000 as compared to $4,963,000 in the same period of last year. This decrease was primarily attributable to a decrease in consolidated net income and changes in net working capital primarily related to accounts receivable, inventory, accounts payable and accrued expenses.
Net cash provided by (used in) investing activities for the 26 weeks ended April 1, 2023 and April 2, 2022 was $2,998,000 and $(1,090,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants and in the current period the proceeds from the maturity of a certificate of deposit.
Net cash used in financing activities for the 26 weeks ended April 1, 2023 of $(10,658,000) resulted primarily from principal payments on notes payable of $8,640,000 (including the prepayment of a promissory note in the amount of $6,666,000 on March 30, 2023), the resumption of payment of dividends in the amount of $900,000 and the payment of distributions to non-controlling interests in the amount of $587,000. Net cash used in financing activities for the 26 weeks ended April 2, 2022 of $(4,052,000) resulted primarily from principal payments on notes payable of $2,468,000 and the payment of distributions to non-controlling interests in the amount of $1,069,000.
Recent Restaurant Expansions and Other Developments
On April 8, 2022, the Company extended its lease for Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2032. In connection with the extension, the Company has agreed to spend a minimum of $1,500,000 (all of which has been expended to date) to materially refresh the premises by April 30, 2023 (as extended from September 30, 2022 due to supply chain issues), subject to various extensions as set out in the agreement. Accordingly, the property was substantially closed for renovation on February 5, 2023 and reopened on April 28, 2023. The total cost of the refresh was approximately $1,900,000.

On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2024, subject to various extensions as set out in the agreement. No amounts have been expended to date related to this refresh.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by June 30, 2023 (of which approximately $50,000 has been spent to date), subject to various extensions as set out in the agreement, which the Company expects will be agreed to.

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
Recent Restaurant Dispositions and Other Developments
On July 5, 2022, the Company terminated its lease for Lucky 7 at the Foxwoods Resort Casino. The closure did not result in a material change to the Company's operations.
During the 26 weeks ended April 1, 2023, the Company dissolved the entity which owned Clyde Frazier's Wine and Dine, which was closed in September of 2021. In connection with the dissolution, the Company reclassified the remaining non-controlling interest balance to additional paid-in capital.
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018. Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000, with a commitment termination date of May 31, 2025, (ii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of April 1, 2023, no advances were outstanding under the Credit Agreement. As of April 1, 2023, the weighted average interest on the outstanding BHBM notes payable was approximately 8.2%. We do not expect the replacement of LIBOR with SOFR as a reference rate in our debt agreements to have a material adverse effect on our financial position or materially affect our interest expense.
Borrowings and all other obligations under Credit Agreement, which include the promissory notes as discussed in Note 8 of the consolidated condensed financial statements, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company. The Credit Facility also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership.
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans were evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bore interest at the rate of 1.00% per annum. Funds from the PPP Loans were to be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the 26 weeks ended April 1, 2023 and April 2, 2022, $272,000 and $1,122,000 of PPP Loans, respectively (including $6,000 and $20,000 of accrued interest, respectively) were forgiven. During the 13 weeks ended April 1, 2023 and April 2, 2022, $0 and $1,122,000 of PPP Loans, respectively (including $0 and $20,000 of accrued interest, respectively) were forgiven. During the 26 weeks ended April 1, 2023 and April 2, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $531,000 and $976,000, respectively. As of April 1, 2023, no PPP Loans were outstanding; however, the Company is appealing a forgiveness denial in the amount of $280,000. Such loan was repaid as we await the appeal decision.
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
Recent Events
On April 4, 2023, the Company repaid the Shuckers and Oyster House promissory notes in the amounts of $3,485,000 and $2,564.000, respectively. Accordingly. such amounts are included in the current portion of notes payable in the accompanying Consolidated Condensed Balance Sheet as of April 1, 2023.
On April 20, 2023, the Company extended the due date of the $1,500,000 promissory note due from Meadowlands Newmark, LLC from January 31, 2024 to June 30, 2029.
On May 9, 2023, the Board of Directors declared a quarterly cash dividend of $0.1875 per share to be paid on June 13, 2023 to shareholders of record of each share of the Company's common stock at the close of business on May 31, 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.
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
The Company’s critical accounting estimates are described in the Company’s MD&A included in Form 10-K for the year ended October 1, 2022. There have been no significant changes to such critical accounting estimates during the second fiscal quarter 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of April 1, 2023 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”).  Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations.  In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received final approval by the New York State Supreme Court in October 2022, for approximately $600,000, which was previously accrued on the October 1, 2022 consolidated balance sheet. Under the terms of the court approved settlement agreement, settlement proceeds were distributed to the Plaintiffs in the first quarter of fiscal year 2023.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6.    Exhibits

10.1 Second Amended and Restated Credit Agreement, dated as of March 30, 2023, by and between Ark Restaurants Corp., as borrower, and Bank Hapoalim B.M., as lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2023.

10.2 Second Amended and Restated Security Agreement, dated as of March 30, 2023, by and between Ark Restaurants Corp., and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2023.
31.1* Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32** Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 16, 2023

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)