Form 10-Q
period 2023-07-01
ARK RESTAURANTS CORP
filed 2023-08-15
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of August 11, 2023, there were 3,604,157 shares of the registrant's common stock outstanding.

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
•our ability to extend existing leases on favorable terms, if at all;
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	July 1, 2023	October 1, 2022
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $678 at July 1, 2023 and $834 at October 1, 2022 related to VIEs)	$13,986	$23,439
Certificate of deposit, plus accrued interest	—	5,021
Accounts receivable (includes $163 at July 1, 2023 and $140 at October 1, 2022 related to VIEs)	3,748	3,185
Employee receivables	336	440
Inventories (includes $42 at July 1, 2023 and $38 at October 1, 2022 related to VIEs)	3,249	3,707
Prepaid and refundable income taxes (includes $204 at July 1, 2023 and $278 at October 1, 2022 related to VIEs)	250	1,778
Prepaid expenses and other current assets (includes $28 at July 1, 2023 and $17 at October 1, 2022 related to VIEs)	1,512	1,523
Total current assets	23,081	39,093
FIXED ASSETS - Net (includes $238 at July 1, 2023 and $212 at October 1, 2022 related to VIEs)	34,633	34,682
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $1,867 at July 1, 2023 and $2,076 at October 1, 2022 related to VIEs)	95,637	101,720
INTANGIBLE ASSETS - Net	208	272
GOODWILL	17,440	17,440
TRADEMARKS	4,220	4,220
DEFERRED INCOME TAXES	3,141	3,118
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,496	6,465
OTHER ASSETS (includes $11 at July 1, 2023 and October 1, 2022 related to VIEs)	2,154	2,524
TOTAL ASSETS	$187,010	$209,534

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $106 at July 1, 2023 and $135 at October 1, 2022 related to VIEs)	$4,383	$4,466
Accrued expenses and other current liabilities (includes $401 at July 1, 2023 and $417 at October 1, 2022 related to VIEs)	12,612	16,312
Current portion of operating lease liabilities (includes $291 at July 1, 2023 and $272 at October 1, 2022 related to VIEs)	8,184	7,530
Current portion of notes payable	1,983	6,575
Total current liabilities	27,162	34,883
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $1,700 at July 1, 2023 and $1,921 at October 1, 2022 related to VIEs)	91,251	97,444
NOTES PAYABLE, LESS CURRENT PORTION	5,630	17,089
TOTAL LIABILITIES	124,043	149,416
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,604 shares at July 1, 2023 and 3,600 shares at October 1, 2022	36	36
Additional paid-in capital	14,084	15,493
Retained earnings	47,131	44,271
Total Ark Restaurants Corp. shareholders’ equity	61,251	59,800
NON-CONTROLLING INTERESTS	1,716	318
TOTAL EQUITY	62,967	60,118
TOTAL LIABILITIES AND EQUITY	$187,010	$209,534

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
REVENUES:
Food and beverage sales	$49,807	$52,069	$137,259	$134,127
Other revenue	1,244	1,149	3,134	2,662
Total revenues	51,051	53,218	140,393	136,789
COSTS AND EXPENSES:
Food and beverage cost of sales	13,241	14,740	37,472	39,536
Payroll expenses	17,194	16,205	49,027	43,926
Occupancy expenses	6,151	5,966	17,589	15,814
Other operating costs and expenses	6,274	5,996	17,557	15,974
General and administrative expenses	3,495	3,872	9,655	9,854
Depreciation and amortization	1,059	1,018	3,230	3,245
Total costs and expenses	47,414	47,797	134,530	128,349
OPERATING INCOME	3,637	5,421	5,863	8,440
OTHER (INCOME) EXPENSE:
Interest expense	174	291	1,068	838
Interest income	(16)	(38)	(323)	(60)
Other income	(26)	(37)	(26)	(384)
Gain on forgiveness of PPP Loans	—	(1,298)	(272)	(2,420)
Total other (income) expense, net	132	(1,082)	447	(2,026)
INCOME BEFORE PROVISION FOR INCOME TAXES	3,505	6,503	5,416	10,466
Provision for income taxes	173	905	306	1,290
CONSOLIDATED NET INCOME	3,332	5,598	5,110	9,176
Net income attributable to non-controlling interests	(137)	(343)	(674)	(657)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$3,195	$5,255	$4,436	$8,519

NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP. PER COMMON SHARE:
Basic	$0.89	$1.48	$1.23	$2.40
Diluted	$0.88	$1.46	$1.22	$2.37

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,601	3,555	3,600	3,553
Diluted	3,641	3,597	3,644	3,599
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - April 1, 2023	3,600	$36	$13,967	$44,612	$58,615	$1,953	$60,568
Net income	—	—	—	3,195	3,195	137	3,332
Exercise of stock options	4	—	39	—	39	—	39
Stock-based compensation	—	—	78	—	78	—	78
Distributions to non-controlling interests	—	—	—	—	—	(374)	(374)
Dividends paid - $0.1875 per share	—	—	—	(676)	(676)	—	(676)
Balance - July 1, 2023	3,604	$36	$14,084	$47,131	$61,251	$1,716	$62,967

For the 39 weeks ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 1, 2022	3,600	$36	$15,493	$44,271	$59,800	$318	$60,118
Net income	—	—		4,436	4,436	674	5,110
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	(1,685)	—	(1,685)	1,685	—
Exercise of stock options	4	—	39	—	39	—	39
Stock-based compensation	—	—	237	—	237	—	237
Distributions to non-controlling interests	—	—	—	—	—	(961)	(961)
Dividends paid - $0.4375 per share	—	—		(1,576)	(1,576)	—	(1,576)
BALANCE - July 1, 2023	3,604	$36	$14,084	$47,131	$61,251	$1,716	$62,967
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended July 2, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

Balance - April 2, 2022	3,552	$36	$14,651	$39,148	$53,835	$284	$54,119
Net income	—	—	—	5,255	5,255	343	5,598
Exercise of stock options	43	—	620	—	620	—	620
Stock-based compensation	—	—	74	—	74	—	74
Distributions to non-controlling interests	—	—	—	—	—	(473)	(473)
Dividends paid - $0.125 per share	—	—	—	(444)	(444)	—	(444)
Balance - July 2, 2022	3,595	$36	$15,345	$43,959	$59,340	$154	$59,494

For the 39 weeks ended July 2, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 2, 2021	3,551	$36	$14,492	$35,884	$50,412	$1,040	$51,452
Net income	—	—	—	8,519	8,519	657	9,176
Exercise of stock options	44	—	631	—	631	—	631
Stock-based compensation	—	—	222	—	222	—	222
Distributions to non-controlling interests	—	—	—	—	—	(1,543)	(1,543)
Dividends paid - $0.125 per share	—	—	—	(444)	(444)	—	(444)
BALANCE - July 2, 2022	3,595	$36	$15,345	$43,959	$59,340	$154	$59,494
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	39 Weeks Ended
	July 1, 2023	July 2, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$5,110	$9,176
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	237	222
Gain on forgiveness of PPP Loans	(272)	(2,420)
Deferred income taxes	(23)	660
Accrued interest on note receivable from NMR	(31)	(30)
Depreciation and amortization	3,230	3,245
Amortization of operating lease assets	544	559
Amortization of deferred financing costs	50	36
Changes in operating assets and liabilities:
Accounts receivable	(563)	(539)
Inventories	458	(510)
Prepaid, refundable and accrued income taxes	1,528	2,498
Prepaid expenses and other current assets	11	1,235
Other assets	370	(284)
Accounts payable - trade	(83)	507
Accrued expenses and other current liabilities	(3,694)	1,481
Net cash provided by operating activities	6,872	15,836

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,117)	(1,785)
Loans and advances made to employees	(51)	(115)
Payments received on employee receivables	155	126
Proceeds from maturity of certificate of deposit	5,021	—
Net cash provided by (used in) investing activities	2,008	(1,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(15,210)	(3,704)
Principal payments on PPP Loans	(531)	(1,571)
Payment of deferred financing costs	(94)	—
Dividends paid	(1,576)	(444)
Proceeds from issuance of stock upon exercise of stock options	39	631
Distributions to non-controlling interests	(961)	(1,543)
Net cash used in financing activities	(18,333)	(6,631)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,453)	7,431
CASH AND CASH EQUIVALENTS, Beginning of period	23,439	19,171
CASH AND CASH EQUIVALENTS, End of period	$13,986	$26,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,067	$777
Income taxes	$159	$211
Non-cash financing activities:
Elimination of non-controlling interest upon dissolution of subsidiary	$1,685	$—

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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: projected cash flows, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its long-lived assets, such as property, right-of-use assets and intangibles, fair values of financial instruments and share-based compensation, estimates made in connection with acquisitions and impairment analyses, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 39 weeks ended July 1, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 30, 2023.
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
As of July 1, 2023, the Company had accounts receivable balances due from one hotel operator totaling 50% of total accounts receivable. As of October 1, 2022, the Company had accounts receivable balances due from two hotel operators totaling 54% of total accounts receivable.
For the 13-week period ended July 1, 2023, the Company made purchases from two vendors that accounted for 21% of total purchases. For the 13-week period ended July 2, 2022, the Company made purchases from two vendors that accounted for 24% of total purchases.
For the 39-week period ended July 1, 2023, the Company made purchases from two vendors that accounted for 21% of total purchases. For the 39-week period ended July 2, 2022, the Company made purchases from one vendor that accounted for 10% of total purchases.
As of July 1, 2023 and October 1, 2022, all debt outstanding, other than Paycheck Protection Program loans and the note payable to the sellers of the Blue Moon Fish Company, is with one lender (see Note 8 – Notes Payable).
GOODWILL AND TRADEMARKS — Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated condensed statements of income. The Company did not record any impairment to its goodwill or trademarks during the 13 and 39 weeks ended July 1, 2023 and July 2, 2022, respectively. It is possible that impairments could be identified in future periods, and such amounts could be material.
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the 13 and 39 weeks ended July 1, 2023 and July 2, 2022. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, particularly taking into account the projected impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $5,256,000 and $4,793,000 in catering services revenue for the 13-week periods ended July 1, 2023 and July 2, 2022, respectively, and $12,379,000 and $8,771,000 for the 39-week periods ended July 1, 2023 and July 2, 2022, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets, as of July 1, 2023 and October 1, 2022 was $4,579,000 and $5,534,000, respectively, and as of as of July 2, 2022 and October 2, 2021 was $4,685,000 and $4,988,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of July 1, 2023 and October 1, 2022, the total liability for gift cards in the amounts of approximately $349,000 and $309,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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
SEGMENT REPORTING — As of July 1, 2023, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the assets and liabilities of the Company’s consolidated VIEs:

	July 1, 2023	October 1, 2022
	(in thousands)
Cash and cash equivalents	$678	$834
Accounts receivable	163	140
Inventories	42	38
Prepaid and refundable income taxes	204	278
Prepaid expenses and other current assets	28	17
Due from Ark Restaurants Corp. and affiliates (1)	36	400
Fixed assets - net	238	212
Operating lease right-of-use assets - net	1,867	2,076
Other assets	11	11
Total assets	$3,267	$4,006

Accounts payable - trade	$106	$135
Accrued expenses and other current liabilities	401	417
Current portion of operating lease liabilities	291	272
Operating lease liabilities, less current portion	1,700	1,921
Total liabilities	2,498	2,745
Equity of variable interest entities	769	1,261
Total liabilities and equity	$3,267	$4,006
(1)Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
The liabilities of $2,498,000 and $2,745,000 at July 1, 2023 and October 1, 2022, respectively, recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets and creditors of the VIEs do not have recourse to the general credit of the Company; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, the assets of $3,267,000 and $4,006,000 at July 1, 2023 and October 1, 2022, respectively, recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets, these assets can be used only to settle obligations of the three VIEs.

3.    RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On April 8, 2022, the Company extended its lease for Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2032. In connection with the extension, the Company agreed to spend a minimum of $1,500,000 to materially refresh the premises by April 30, 2023 (as extended from September 30, 2022 due to supply chain issues). Accordingly, the property was substantially closed for renovation on February 5, 2023 and reopened on April 28, 2023. The total cost of the refresh was approximately $1,900,000.

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

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2023 (as extended from June 30, 2023). To date approximately $50,000 has been spent on this refresh.

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

5.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR as of April 1, 2023 and October 1, 2022 of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls with no change in ownership, bringing its total investment to $5,108,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with Accounting Standards Updated ("ASU") No. 2016-01. There are no observable prices for this investment. During the 13 and 39 weeks ended July 1, 2023, the Company received distributions of $26,000 from NMR. During the 13 and 39 weeks ended July 2, 2022, the Company received distributions of $37,000 and $384,000, respectively, from NMR. All of these amounts have been recorded as other income in the consolidated condensed statements of income.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 and 39 weeks ended July 1, 2023 and July 2, 2022. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR). As of July 1, 2023 and October 1, 2022, $18,000 and $22,000 were due to AM VIE by NMR, respectively.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,388,000 and $1,357,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at July 1, 2023 and October 1, 2022, respectively. On April 20, 2023, the due date of the note was extended to June 30, 2029.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	July 1, 2023	October 1, 2022
	(In thousands)
Sales tax payable	$1,059	$916
Accrued wages and payroll related costs	4,107	5,517
Customer advance deposits	4,579	5,534
Accrued occupancy and other operating expenses	2,867	4,345
	$12,612	$16,312

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of July 1, 2023. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of income.
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
The components of lease expense in the consolidated condensed statements of income are as follows:

	13 Weeks Ended		39 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	(In thousands)		(In thousands)
Operating lease expense - occupancy expenses (1)	$3,347	$2,398	$10,276	$7,295
Occupancy lease expense - general and administrative expenses	134	138	364	347
Variable lease expense	1,300	1,935	3,069	4,627
Total lease expense	$4,781	$4,471	$13,709	$12,269
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	39 Weeks Ended
	July 1, 2023		July 2, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$14,343	$—	$10,508
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$24,620
The weighted average remaining lease terms and discount rates as of July 1, 2023 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	11.9 years	6.1%
The annual maturities of our lease liabilities as of July 1, 2023 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
September 30, 2023	$3,488
September 28, 2024	14,023
September 27, 2025	12,995
October 3, 2026	11,867
October 2, 2027	11,547
Thereafter	85,914
Total future lease commitments	139,834
Less imputed interest	(40,399)
Present value of lease liabilities	$99,435

8.    NOTES PAYABLE
Notes payable consist of the following:

	July 1, 2023	October 1, 2022
	(In thousands)
Promissory Note - Rustic Inn purchase	$2,973	$3,187
Promissory Note - Shuckers purchase (see Note 14)	—	3,655
Promissory Note - Oyster House purchase (see Note 14)	—	2,873
Promissory Note - JB's on the Beach purchase	3,000	3,750
Promissory Note - Sequoia renovation	1,371	1,714
Promissory Note - Revolving Facility	—	7,166
Promissory Note - Blue Moon Fish Company	377	587
Paycheck Protection Program Loans	—	797
	7,721	23,729
Less: Current maturities	(1,983)	(6,575)
Less: Unamortized deferred financing costs	(108)	(65)
Long-term portion	$5,630	$17,089
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the "Prior Credit Agreement"). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of July 1, 2023, no advances were outstanding under the Credit Agreement. As of July 1, 2023, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.8%. The replacement of LIBOR with SOFR as a reference rate in our debt agreements did not have a material adverse effect on our financial position or materially affect our interest expense.
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

•Promissory Note – Shuckers purchase – The principal amount of $5,100,000, which is secured by a mortgage on the Shuckers real estate, is payable in 27 equal quarterly installments of $85,000, commencing on September 1, 2018, with a balloon payment of $2,805,000 on June 1, 2025, and commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum. This note was paid in full on April 4, 2023.
•Promissory Note – Oyster House purchase – In connection with the Refinancing, this note was amended and restated and separated into two notes. The first note, in the principal amount of $3,300,000, is secured by a mortgage on the Oyster House Gulf Shores real estate, is payable in 19 equal quarterly installments of $117,857, commencing on September 1, 2018, with a balloon payment of $1,060,716 on June 1, 2023, and commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum. The second note, in the principal amount of $2,200,000, is secured by a mortgage on the Oyster House Spanish Fort real estate, is payable in 27 equal quarterly installments of $36,667, commencing on September 1, 2018, with a balloon payment of $1,210,000 on June 1, 2025, and commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum. These notes were paid in full on April 4, 2023.
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

Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans were evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bore interest at the rate of 1.00% per annum. Funds from the PPP Loans were to be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the 13 weeks ended July 1, 2023 and July 2, 2022, $0 and $1,298,000 of PPP Loans, respectively (including $0 and $46,000 of accrued interest, respectively) were forgiven. During the 39 weeks ended July 1, 2023 and July 2, 2022, $272,000 and $2,420,000 of PPP Loans, respectively, (including $6,000 and $66,000 of accrued interest, respectively) were forgiven. During the 39 weeks ended July 1, 2023 and July 2, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $531,000 and $1,571,000, respectively. As of July 1, 2023, no PPP Loans were outstanding; however, the Company is appealing a forgiveness denial in the amount of $280,000. Such loan was repaid as we await the appeal decision.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $304,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $35,000 and $12,000 is included in interest expense for the 13 weeks ended July 1, 2023 and July 2, 2022, respectively. Amortization expense was $50,000 and $36,000 for the 39 weeks ended July 1, 2023 and July 2, 2022, respectively.

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
During the 39-week periods ended July 1, 2023 and July 2, 2022, no options to purchase shares of common stock were issued by the Company.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.

A summary of stock option activity is presented below:

	2023
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	544,125	$19.63	6.1 years
Options:
Granted	—
Exercised	(3,750)	$10.65
Canceled or expired	(69,125)	$20.50
Outstanding and expected to vest, end of period	471,250	$19.57	5.5 years	$722,250
Exercisable, end of period	304,500	$20.26	4.5 years	$353,250
Shares available for future grant	477,500

Compensation cost charged to operations for the 13 weeks ended July 1, 2023 and July 2, 2022 for share-based compensation programs was approximately $78,000 and $74,000, respectively, and for the 39 weeks ended July 1, 2023 and July 2, 2022 was approximately $237,000 and $222,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of income.
As of July 1, 2023, there was approximately $306,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.2 years.

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

The provision for income taxes for the 13-week period ended July 1, 2023 was $173,000 and the effective tax rate was 4.9%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits and operating income attributable to non-controlling interests that is not taxable to the Company.

The provision for income taxes for the 39-week period ended July 1, 2023 was $306,000 and the effective tax rate was 5.6%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company and the discrete tax benefit attributable to income related to the PPP loan forgiveness which is not taxable for income tax reporting purposes.

The provision for income taxes for the 13-week period ended July 2, 2022 was $905,000 and the effective tax rate was 13.9%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company and the discrete tax benefit attributable to income related to the PPP loan forgiveness which is not taxable for income tax reporting purposes.

The provision for income taxes for the 39-week period ended July 2, 2022 was $1,290,000 and the effective tax rate was 12.3%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company and the discrete tax benefit attributable to the income related to the PPP loan forgiveness which is not taxable for tax purposes.
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
A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Basic	3,601	3,555	3,600	3,553
Effect of dilutive securities:
Stock options	40	42	44	46
Diluted	3,641	3,597	3,644	3,599

For the 13- and 39-week period ended July 1, 2023, the dilutive effect of 359,000 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13- and 39-week period ended July 2, 2022, the dilutive effect of 422,000 options was not included in diluted earnings per share as their impact would have been anti-dilutive.
13.    DIVIDENDS
On November 9, 2022, February 9, 2023 and May 9, 2023, the Board of Directors of the Company (the "Board") declared quarterly cash dividends of $0.125, $0.125 and $0.1875, respectively, per share which were paid on December 13, 2022, March 14, 2023 and June 13, 2023 to the stockholders of record of each share of the Company's common stock at the close of business on September 30, 2022, February 28, 2023 and May 31, 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.

14.    SUBSEQUENT EVENTS
On August 8, 2023, the Board of Directors declared a quarterly cash dividend of $0.1875 per share to be paid on September 12, 2023 to shareholders of record of each share of the Company's common stock at the close of business on August 31, 2023.

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
Overview
As of July 1, 2023, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended July 1, 2023 and July 2, 2022 each included 13 and 39 weeks.
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
Results of Operations
The Company’s operating income for the 13 weeks ended July 1, 2023 decreased -32.9% as compared to the same period of the prior year primarily as a result of the decreases in same-store sales as discussed below and continued increases in labor costs in connection with record low unemployment, partially offset by some easing in commodity prices. The Company’s operating income for the 39 weeks ended July 1, 2023 decreased -30.5% as compared to the same period of the prior year primarily as a result of increased labor costs in connection with record low unemployment and the temporary closure of Gallagher's Steakhouse in Las Vegas, NV for renovation, partially offset by increases in revenues from our event business in New York City and Washington, DC combined with some easing in commodity prices.
The following table summarizes the significant components of the Company’s operating results for the 13- and 39-week periods ended July 1, 2023 and July 2, 2022:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	July 1, 2023	July 2, 2022	$	%	July 1, 2023	July 2, 2022	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$49,807	$52,069	$(2,262)	-4.3%	$137,259	$134,127	$3,132	2.3%
Other revenue	1,244	1,149	95	8.3%	3,134	2,662	472	17.7%
Total revenues	51,051	53,218	(2,167)	-4.1%	140,393	136,789	3,604	2.6%
COSTS AND EXPENSES:
Food and beverage cost of sales	13,241	14,740	(1,499)	-10.2%	37,472	39,536	(2,064)	-5.2%
Payroll expenses	17,194	16,205	989	6.1%	49,027	43,926	5,101	11.6%
Occupancy expenses	6,151	5,966	185	3.1%	17,589	15,814	1,775	11.2%
Other operating costs and expenses	6,274	5,996	278	4.6%	17,557	15,974	1,583	9.9%
General and administrative expenses	3,495	3,872	(377)	-9.7%	9,655	9,854	(199)	-2.0%
Depreciation and amortization	1,059	1,018	41	4.0%	3,230	3,245	(15)	-0.5%
Total costs and expenses	47,414	47,797	(383)	-0.8%	134,530	128,349	6,181	4.8%
OPERATING INCOME	$3,637	$5,421	$(1,784)	-32.9%	$5,863	$8,440	$(2,577)	-30.5%

Revenues
During the 13 weeks ended July 1, 2023, revenues decreased -4.1% as compared to revenues for the 13 weeks ended July 2, 2022, primarily as a result of the changes in same-store sales discussed below.
During the 39 weeks ended July 1, 2023, revenues increased 2.6% as compared to revenues for the 39 weeks ended July 2, 2022. This increase resulted primarily from the changes in same-store sales discussed below as well as the impact of the substantial closure of Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV for renovation for the period from February 5, 2023 through April 27, 2023 as required by our lease.
Revenues related to Gallagher's Steakhouse for the period of closure were $1,068,000 as compared to $3,056,000 for the comparable prior period, of which $354,000 as compared to $730,000 related to the 13-week periods ended July 1, 2023 and July 2, 2022, respectively.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased -4.8% during the 13 weeks ended July 1, 2023 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	July 1, 2023	July 2, 2022	$	%
	(in thousands)
Las Vegas	$13,202	$14,117	$(915)	-6.5%
New York	12,117	11,669	448	3.8%
Washington, DC	3,773	4,021	(248)	-6.2%
Atlantic City, NJ	798	957	(159)	-16.6%
Alabama	5,184	5,231	(47)	-0.9%
Florida	13,743	15,259	(1,516)	-9.9%
Same-store sales	48,817	51,254	$(2,437)	-4.8%
Other	990	815
Food and beverage sales	$49,807	$52,069
Same-store sales in Las Vegas decreased -6.5% primarily as a result of the negative impact of the temporary closure of Gallagher's Steakhouse for renovation on February 5, 2023 (which reopened on April 28, 2023). Same-store sales in New York increased 3.8% driven primarily by strong revenues from our event business. Same-store sales in Washington, DC decreased -6.2% as a result of lower headcounts partially offset by targeted menu price increases. Same-store sales in Atlantic City decreased -16.6% as a result of lower customer traffic at the property where we are located. Same-store sales in Alabama decreased -0.9% primarily as a result of slightly lower customer headcounts. Same-store sales in Florida decreased -9.9% primarily as a result of lower headcounts as compared to the comparable prior period which benefited from outsized volumes as a result of the population increase in Southeast Florida.
On a Company-wide basis, same-store sales increased 1.7% during the 39 weeks ended July 1, 2023 as compared to the same period of last year as follows:

	39 Weeks Ended		Variance
	July 1, 2023	July 2, 2022	$	%
	(in thousands)
Las Vegas	$41,407	$40,838	$569	1.4%
New York	27,610	23,581	4,029	17.1%
Washington, DC	8,101	7,555	546	7.2%
Atlantic City, NJ	2,142	2,525	(383)	-15.2%
Alabama	11,857	11,646	211	1.8%
Florida	43,788	46,549	(2,761)	-5.9%
Same-store sales	134,905	132,694	$2,211	1.7%
Other	2,354	1,433
Food and beverage sales	$137,259	$134,127
Same-store sales in Las Vegas increased 1.4% primarily as a result of increased customer traffic and targeted menu price increases partially offset by the negative impact of the temporary closure of Gallagher's Steakhouse for renovation on February 5, 2023 (which reopened on April 28, 2023). Same-store sales in New York increased 17.1% driven primarily by strong revenues from our event business and increased customer traffic. Same-store sales in Washington, DC increased 7.2% driven primarily by strong revenues from our event business and targeted menu price increases in the first two quarters, partially offset by lower headcounts in the third quarter. Same-store sales in Atlantic City decreased -15.2% as a result of lower customer traffic at the property where we are located. Same-store sales in Alabama increased 1.8% primarily as a result of increased customer traffic and targeted menu price increases in the first two quarters, partially offset by lower headcounts in the third quarter. Same-store sales in Florida decreased -5.9% primarily as a result of lower headcounts as compared to the comparable prior period which benefited from outsized volumes as a result of the population increase in Southeast Florida as a result of the migration of people during the pandemic partially offset by targeted menu price increases.
Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period, sales related to properties that were closed and other adjustments and fees.
Costs and Expenses
Costs and expenses for the 13 and 39 weeks ended July 1, 2023 and July 2, 2022 were as follows (in thousands):

	13 Weeks Ended July 1, 2023	% to Total Revenues	13 Weeks Ended July 2, 2022	% to Total Revenues	Increase (Decrease)		39 Weeks Ended July 1, 2023	% to Total Revenues	39 Weeks Ended July 2, 2022	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$13,241	25.9%	$14,740	27.7%	(1,499)	-10.2%	$37,472	26.7%	$39,536	28.9%	(2,064)	-5.2%
Payroll expenses	17,194	33.7%	16,205	30.5%	989	6.1%	49,027	34.9%	43,926	32.1%	5,101	11.6%
Occupancy expenses	6,151	12.0%	5,966	11.2%	185	3.1%	17,589	12.5%	15,814	11.6%	1,775	11.2%
Other operating costs and expenses	6,274	12.3%	5,996	11.3%	278	4.6%	17,557	12.5%	15,974	11.7%	1,583	9.9%
General and administrative expenses	3,495	6.8%	3,872	7.3%	(377)	-9.7%	9,655	6.9%	9,854	7.2%	(199)	-2.0%
Depreciation and amortization	1,059	2.1%	1,018	1.9%	41	4.0%	3,230	2.3%	3,245	2.4%	(15)	-0.5%
Total costs and expenses	$47,414		$47,797		$(383)		$134,530		$128,349		$6,181

Food and beverage costs as a percentage of total revenues for the 13 and 39 weeks ended July 1, 2023 as compared with the same periods of last year decreased as a result of a very strong event business in New York City and Washington, DC, which has higher margins, combined with some easing in commodity prices.

Payroll expenses as a percentage of total revenues for the 13 and 39 weeks ended July 1, 2023 increased as compared with the same periods of last year primarily as a result of record low unemployment and ongoing COVID-related labor challenges combined with merit increases and increasing minimum wages in the states where we operate.

Occupancy expenses as a percentage of total revenues for the 13 and 39 weeks ended July 1, 2023 increased as compared with the same periods of last year primarily as a result of increases in base rents, percentage rents paid on higher sales in the current period and increases in property and liability insurance premiums.

Other operating costs and expenses as a percentage of total revenues for the 13 and 39 weeks ended July 1, 2023 as compared to the same period of last year increased primarily as a result of inflation.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 and 39 weeks ended July 1, 2023 decreased as compared to the same periods of last year as a result of severance accruals in the prior period partially offset by annual merit increases.

Depreciation and amortization expense for the 13 weeks ended July 1, 2023 increased slightly as compared to the same period of last year primarily as a result of the Gallagher's Steakhouse renovation costs being placed into service on April 28, 2023. Depreciation and amortization expense for the 39 weeks ended July 1, 2023 decreased slightly as compared to the same period of last year primarily as a result of the timing of additions in the prior period.
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

As of July 1, 2023, we had a cash and cash equivalents balance of $13,986,000. The Company had a working capital deficit of ($4,081,000) at July 1, 2023 as compared with working capital of $4,210,000 at October 1, 2022. This decrease is primarily the result of the prepayment of a promissory note in the amount of $6,666,000 on March 30, 2023 and the prepayment of three promissory notes in the aggregate amount of $6,046,000 on April 4, 2023.
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
Cash Flows for 39 Weeks Ended July 1, 2023 and July 2, 2022
Net cash provided by operating activities for the 39 weeks ended July 1, 2023 decreased to $6,872,000 as compared to $15,836,000 in the same period of last year. This decrease was primarily attributable to a decrease in consolidated net income and changes in net working capital primarily related to accounts receivable, inventory, accounts payable and accrued expenses.
Net cash provided by (used in) investing activities for the 39 weeks ended July 1, 2023 and July 2, 2022 was $2,008,000 and $(1,774,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants and, in the current period, the proceeds from the maturity of a certificate of deposit.
Net cash used in financing activities for the 39 weeks ended July 1, 2023 of $(18,333,000) resulted primarily from principal payments on notes payable of $15,835,000 (including the prepayment of a promissory note in the amount of $6,666,000 on March 30, 2023 and the prepayment of three promissory notes in the aggregate amount of $6,046,000 on April 4, 2023), the payment of dividends in the amount of $1,576,000 and the payment of distributions to non-controlling interests in the amount of $961,000. Net cash used in financing activities for the 39 weeks ended July 2, 2022 of $(6,631,000) resulted primarily from principal payments on notes payable of $5,275,000, the resumption of the payment of dividends in the amount of $444,000 and the payment of distributions to non-controlling interests in the amount of $1,543,000.
Recent Restaurant Expansions and Other Developments
On April 8, 2022, the Company extended its lease for Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2032. In connection with the extension, the Company agreed to spend a minimum of $1,500,000 (all of which has been expended to date) to materially refresh the premises by April 30, 2023 (as extended from September 30, 2022 due to supply chain issues), subject to various extensions as set out in the agreement. Accordingly, the property was substantially closed for renovation on February 5, 2023 and reopened on April 28, 2023. The total cost of the refresh was approximately $1,900,000.

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

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2023 (as extended from June 30, 2023). To date approximately $50,000 has been spent on this refresh.

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
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018. Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000, with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of July 1, 2023, no advances were outstanding under the Credit Agreement. As of July 1, 2023, the weighted average interest on the outstanding BHBM notes payable was approximately 8.8%. The replacement of LIBOR with SOFR as a reference rate in our debt agreements did not have a material adverse effect on our financial position or materially affect our interest expense.
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
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans were evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bore interest at the rate of 1.00% per annum. Funds from the PPP Loans were to be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the 13 weeks ended July 1, 2023 and July 2, 2022, $0 and $1,298,000 of PPP Loans, respectively (including $0 and $46,000 of accrued interest, respectively) were forgiven. During the 39 weeks ended July 1, 2023 and July 2, 2022, $272,000 and $2,420,000 of PPP Loans, respectively, (including $6,000 and $66,000 of accrued interest, respectively) were forgiven. During the 39 weeks ended July 1, 2023 and July 2, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $531,000 and $1,571,000, respectively. As of July 1, 2023, no PPP Loans were outstanding; however, the Company is appealing a forgiveness denial in the amount of $280,000. Such loan was repaid as we await the appeal decision.
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
Recent Events
On August 8, 2023, the Board of Directors declared a quarterly cash dividend of $0.1875 per share to be paid on September 12, 2023 to shareholders of record of each share of the Company's common stock at the close of business on August 31, 2023.
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
The Company’s critical accounting estimates are described in the Company’s MD&A included in Form 10-K for the year ended October 1, 2022. There have been no significant changes to such critical accounting estimates during the third fiscal quarter 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of July 1, 2023 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Insider Trading Arrangements and Policies

During the third quarter of 2023, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6.    Exhibits
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

Date:	August 15, 2023

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)