Form 10-K
period 2023-09-30
ARK RESTAURANTS CORP
filed 2023-12-21
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
or,
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of April 1, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $41,193,011.
At December 15, 2023, there were outstanding 3,604,157 shares of the registrant’s Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s 2023 Annual Meeting of Stockholders filed within 120 days of September 30, 2023 or will be included in an amendment to this Form 10-K filed within 120 days of September 30, 2023.

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
•our ability to extend existing leases on favorable terms, if at all:
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

Item 1. Business
Overview
We are a New York corporation formed in 1983. As of the fiscal year ended September 30, 2023, we owned and/or operated 17 restaurants and bars, 16 fast food concepts and catering operations through our subsidiaries. Four of our restaurant and bar facilities are located in New York City, one is located in Washington, D.C., five are located in Las Vegas, Nevada, one is located in Atlantic City, New Jersey, four are located on the east coast of Florida and two are located on the Gulf Coast of Alabama.
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

The following table sets forth the restaurant properties we lease, own and operate as of September 30, 2023:

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)
Sequoia	Washington Harbour Washington, D.C.	1990	26,000	600	(400)	2035
Bryant Park Grill & Café (4)	Bryant Park New York, New York	1995	25,000	180	(820)	2025
America	New York-New York Hotel and Casino Las Vegas, Nevada	1997	20,000	450		2034
Gallagher’s Steakhouse	New York-New York Hotel and Casino Las Vegas, Nevada	1997	5,500	260		2033
Gonzalez y Gonzalez	New York-New York Hotel and Casino Las Vegas, Nevada	1997	2,000	120		2034
Broadway Burger Bar and Grill	New York-New York Hotel and Casino Las Vegas, Nevada	2007	1,500	100		2034
Village Eateries (5)	New York-New York Hotel and Casino Las Vegas, Nevada	1997	6,300	400	(*)	2035
Yolos	Planet Hollywood Resort and Casino Las Vegas, Nevada	2007	4,100	206		2026
Robert	Museum of Arts & Design New York, New York	2009	5,530	150		2035
Broadway Burger Bar and Grill	Tropicana Hotel and Casino Atlantic City, New Jersey	2013	6,825	225		2033
The Rustic Inn	Dania Beach, Florida	2014	16,150	575	(75)	Owned
The Porch at Bryant Park (4)(6)	Bryant Park New York, New York	2015	2,240	—	(160)	2025
Shuckers	Jensen Beach, Florida	2016	7,310	220	(170)	Owned
The Original Oyster House	Gulf Shores, Alabama	2017	9,230	300		Owned
The Original Oyster House	Spanish Fort, Alabama	2017	10,500	420		Owned
JB's on the Beach	Deerfield Beach, Florida	2019	10,000	365	(100)	2044
Blue Moon Fish Company	Lauderdale-by-the-Sea, Florida	2021	4,800	240	(30)	2046
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
(4)The Company's leases for the Bryant Park Grill & Cafe and The Porch at Bryant Park expire on April 30, 2025. During July 2023 (for Bryant Park Grill & Cafe) and September 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the landlord which we responded to on October 25, 2023. The RFPs for both locations are for new 10-year agreements with one five-year renewal option. The landlord has not indicated when they will be making decisions as to the successful bidder(s).
(5)We operate six small food court restaurants and one full-service restaurant in the Village Eateries food court at the New York-New York Hotel and Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.
(6)This location is for a kiosk located at Bryant Park, New York, NY and all seating is outdoors.
(*)Represents common area seating.
The following table sets forth our less than wholly-owned properties that are managed by us, which have been consolidated as of September 30, 2023 – see Notes 1 and 2 to the Consolidated Financial Statements:

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

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by March 31, 2024 (as extended from June 30, 2023), subject to various extensions as set out in the agreement. To date approximately $300,000 has been spent on this refresh.

Each of the above refresh obligations are to be consistent with designs approved by the landlord which shall not be unreasonably withheld. We have and will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum.
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
Investment in New Meadowlands Racetrack LLC
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and on February 7, 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls, bringing its total investment to $5,108,000 with no change in ownership. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with Accounting Standards Update ("ASU") No. 2016-01. There are no observable prices for this investment.
During the years ended September 30, 2023 and October 1, 2022, the Company received distributions from NMR in the amounts of $52,000 and $421,000, respectively, which are included in other income in the consolidated statement of operations for the years then ended.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party). As of September 30, 2023 and October 1, 2022, $11,000 and $22,000 were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,399,000 and $1,357,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at September 30, 2023 and October 1, 2022, respectively. On April 30, 2023, the due date of the note was extended to June 30, 2029.
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
Employees
At December 8, 2023, we employed 1,993 persons (including employees at managed facilities), 1,401 of whom were full-time employees, and 592 of whom were part-time employees; 39 of whom were headquarters personnel, 201 of whom were restaurant management personnel, 754 of whom were kitchen personnel and 999 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may adversely affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.
We have experienced aggressive competition for talent, wage inflation and pressure to improve workplace conditions and benefits as a result of the COVID-19 pandemic and various other economic factors. Our compensation packages may prove insufficient to attract and retain the best personnel in light of the challenges posed by the pandemic and wage pressures resulting from the labor shortage. Higher employee turnover levels or our failure to recruit and retain new restaurant employees in a timely manner could impact our ability to grow sales at existing restaurants or open new restaurants and result in higher than projected labor costs.
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

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2023, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
Seasonal Nature of Business
Our business is highly seasonal; however, our broader geographical reach as a result of recent acquisitions is expected to continue to mitigate some of the risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We achieve our best results during the warm weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year.
Available Information

We make available free of charge through our Internet website, www.arkrestaurants.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to these reports and statements filed or furnished pursuant to Section 13(a) and Section 16 of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the United States Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.
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
Item 1A. Risk Factors
Not applicable.
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our restaurant facilities and our executive offices, with the exception of The Rustic Inn in Dania Beach, Florida, Shuckers in Jensen Beach, Florida and the two Original Oyster House properties in Alabama, are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of September 30, 2023, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Fiscal Year Lease Terms Expire	Number of Facilities

2023-2027	4
2028-2032	3
2033-2037	8
2038-2042	—
2043-2047	2
Our executive, administrative and clerical offices are located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York. Our lease for this office space expires in 2038.
For information concerning our future lease payments under non-cancelable operating leases, see Note 9 of the Notes to Consolidated Financial Statements.
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”). Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations. In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received final approval by the New York State Supreme Court in October 2022, for approximately $600,000, which was previously accrued on the October 1, 2022 consolidated balance sheet. Under the terms of the court approved settlement agreement, settlement proceeds were distributed to the Plaintiffs in the first quarter of fiscal 2023.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our common stock, $0.01 par value, is traded on the NASDAQ Capital Market under the symbol “ARKR.”
On December 11, 2023, there were approximately 29 holders of record of our common stock and the last reported sales price was $15.62. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividend Policy
On November 9, 2022, February 9, 2023, May 9, 2023 and August 8, 2023, the Board of Directors of the Company (the "Board") declared quarterly cash dividends of $0.125, $0.125, $0.1875 and $0.1875, respectively, per share, which were paid on December 13, 2022, March 14, 2023, June 13, 2023 and September 13, 2023 to the stockholders of record of the Company's common stock at the close of business on November 30, 2022, February 28, 2023, May 31, 2023 and August 31, 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.
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
During the year ended September 30, 2023, no options to purchase shares of common stock were issued by the Company.
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

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at September 30, 2023:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	471,250	$19.57	477,500
Equity compensation plans not approved by shareholders (1)	None	N/A	None
Total	471,250	$19.57	477,500
Of the 471,250 options outstanding as of September 30, 2023, 134,250 were held by the Company’s officers and directors.
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
Stock Performance Graph
The graph set forth below compares the yearly percentage change in cumulative total shareholder return on the Company’s common stock for the five-year period commencing September 30, 2018 and ending September 30, 2023 against the cumulative total return on the NASDAQ Market Index and a peer group comprised of those public companies whose business activities fall within the same standard industrial classification code as the Company. This graph assumes a $100 investment in the Company’s common stock and in each index on September 30, 2018 and that all dividends paid by companies included in each index were reinvested.

	Cumulative Total Return
	09/30/18	09/28/19	10/03/20	10/02/21	10/01/22	09/30/23
Ark Restaurants Corp.	$100.00	$91.71	$53.42	$71.97	$87.49	$74.29
NASDAQ Composite	100.00	100.52	141.70	184.58	136.12	178.41
SIC Code 5812 - Eating & Drinking Places	100.00	123.91	128.67	157.26	140.14	164.87

Item 6.    Reserved
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
Overview
As of September 30, 2023, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended September 30, 2023 and October 1, 2022 both included 52 weeks.
Seasonality
The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of recent acquisitions is expected to continue to mitigate some of the risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and

Washington (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warm weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year.
Results of Operations
The Company’s operating loss for the year ended September 30, 2023 (which includes a goodwill impairment charge of $10,000,000) was $4,840,000, down 149.1% as compared to operating income of $9,864,000 for the year ended October 1, 2022. Excluding the goodwill impairment charge of $10,000,000, operating income for the year ended September 30, 2023 decreased 47.7% to $5,160,000 as compared to $9,864,000 for the year ended October 1, 2022. This decrease resulted primarily from increases in labor costs combined with increased base rents and inflationary pressures related to non-commodity items partially offset by an easing in commodity prices.
The following table summarizes the significant components of the Company’s operating results for the years ended September 30, 2023 and October 1, 2022, respectively:

	Year Ended		Variance
	September 30, 2023	October 1, 2022	$	%
REVENUES:	(in thousands)
Food and beverage sales	$180,820	$180,010	$810	0.4%
Other revenue	3,973	3,664	309	8.4%
Total revenues	184,793	183,674	1,119	0.6%
COSTS AND EXPENSES:
Food and beverage cost of sales	49,624	52,573	(2,949)	-5.6%
Payroll expenses	66,322	60,000	6,322	10.5%
Occupancy expenses	23,472	22,181	1,291	5.8%
Other operating costs and expenses	23,498	21,823	1,675	7.7%
General and administrative expenses	12,407	12,936	(529)	-4.1%
Goodwill impairment	10,000	—	10,000	N/A
Depreciation and amortization	4,310	4,297	13	0.3%
Total costs and expenses	189,633	173,810	15,823	9.1%
OPERATING INCOME (LOSS)	$(4,840)	$9,864	$(14,704)	-149.1%

Revenues
During the year ended September 30, 2023, revenues increased 0.6% as compared to revenues for the year ended October 1, 2022. This small increase was primarily as a result of the changes in same-store sales discussed below.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store food and beverage sales for the year ended September 30, 2023 were consistent with the year ended October 1, 2022 as follows:

	Year Ended		Variance
	September 30, 2023	October 1, 2022	$	%
	(in thousands)
Las Vegas	$55,441	$55,364	$77	0.1%
New York	37,039	33,408	3,631	10.9%
Washington, D.C.	10,599	10,611	(12)	-0.1%
Atlantic City, NJ	2,999	3,555	(556)	-15.6%
Alabama	17,175	16,749	426	2.5%
Florida	55,122	58,624	(3,502)	-6.0%
Same-store sales	178,375	178,311	$64	—%
Other	2,445	1,699
Food and beverage sales	$180,820	$180,010
_____________________
Entries related to percentages in the table above marked "—%" indicate percentage less than 1%.
Same-store sales in Las Vegas increased marginally primarily as a result of increased customer traffic and targeted menu price increases partially offset by the negative impact of the temporary closure of Gallagher's Steakhouse for renovation from February 5, 2023 to April 27, 2023. Same-store sales in New York increased 10.9% driven primarily by strong revenues from our event business and increased customer traffic. Same-store sales in Washington, DC decreased marginally driven primarily by lower headcounts in the third and fourth quarters partially offset by strong revenues from our event business and targeted menu price increases in the first two quarters. Same-store sales in Atlantic City decreased 15.6% as a result of lower customer traffic at the property where we are located. Same-store sales in Alabama increased 2.5% primarily as a result of increased customer traffic and targeted menu price increases. Same-store sales in Florida decreased 6.0% primarily as a result of lower headcounts as compared to the comparable prior period which benefited from outsized volumes as a result of the population increase in Southeast Florida as a result of the migration of people during the pandemic partially offset by targeted menu price increases.
Other food and beverage sales consist of sales related to new restaurants opened or acquired during the applicable period, sales related to properties that were closed (Lucky 7 - see Liquidity and Capital Resources - Recent Restaurant Dispositions) and other adjustments and fees.
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
Other Revenues
Included in other revenues are purchase service fees which represent commissions earned by a subsidiary of the Company for providing purchasing services to other restaurant groups, as well as merchandise sales, license fees, property management fees and other rentals. The increase in other revenues for the year ended September 30, 2023 as compared to the year ended October 1, 2022 is primarily due to an increase in purchase service fees.

Costs and Expenses
Costs and expenses for the years ended September 30, 2023 and October 1, 2022 were as follows (in thousands):

	Year Ended September 30, 2023	% to Total Revenues	Year Ended October 1, 2022	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$49,624	26.9%	$52,573	28.6%	$(2,949)	-5.6%
Payroll expenses	66,322	35.9%	60,000	32.7%	6,322	10.5%
Occupancy expenses	23,472	12.7%	22,181	12.1%	1,291	5.8%
Other operating costs and expenses	23,498	12.7%	21,823	11.9%	1,675	7.7%
General and administrative expenses	12,407	6.7%	12,936	7.0%	(529)	-4.1%
Goodwill impairment	10,000	5.4%	—	—%	10,000	N/A
Depreciation and amortization	4,310	2.3%	4,297	2.3%	13	0.3%
Total costs and expenses	$189,633		$173,810		$15,823

Food and beverage costs as a percentage of total revenues for the year ended September 30, 2023 decreased as compared to last year primarily as a result of a very strong event business in New York City and Washington, D.C., which has higher margins, combined with some easing in commodity prices.

Payroll expenses as a percentage of total revenues for the year ended September 30, 2023 increased as compared to last year primarily as a result of increased labor costs in connection with record low unemployment and ongoing COVID-related labor challenges combined with merit increases and increasing minimum wages in the states where we operate.

Occupancy expenses as a percentage of total revenues for the year ended September 30, 2023 increased as compared to last year primarily as a result of increases in base rents and increases in property and liability insurance premiums.

Other operating costs and expenses as a percentage of total revenues for the year ended September 30, 2023 increased as compared to last year primarily as a result of inflation.

General and administrative expenses (which relate solely to the corporate office in New York City) for the year ended September 30, 2023 decreased as compared to last year primarily as a result of severance accruals in the prior period partially offset by annual merit increases.
Depreciation and amortization expense for the year ended September 30, 2023 increased slightly as compared to the same period of last year primarily as a result of the timing of additions in the prior period.

Goodwill Impairment
Goodwill is the excess of cost over fair market value of tangible and intangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market.
In performing its goodwill impairment test as of September 30, 2023, the Company determined that a triggering event had occurred and the Company performed a qualitative and quantitative impairment test to determine if the carrying value of our equity, including goodwill, exceeded its fair value. The fair value of our equity was determined using the income-based approach. In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected future after-tax cash flows generated and then discounting those cash flows to present value, reflecting the relevant risks associated with the achievement of projected cash flows, the possibility that the Bryant Park Grill & Cafe and The Porch at Bryant Park leases may not be renewed beyond their expirations on April 30, 2025 (see Note 11 - Commitments and Contingencies to the Consolidated Financial Statements), and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted EBITDA margins, and discount rates that reflect the risk inherent in the future cash flows.
Based on the impairment analysis, the carrying amount of our equity exceeded its estimated fair value, which indicated an impairment of the carrying value of our goodwill. Accordingly, during the fourth quarter of fiscal 2023, the Company recorded a goodwill impairment charge of $10,000,000, of which $8,000,000 was deductible for tax purposes and resulted in a deferred income tax benefit of $2,300,000.
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
On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the years ended September 30, 2023 and October 1, 2022, the Company recorded income of $272,000 and $2,420,000, respectively (including $6,000 and $65,000 of accrued interest, respectively), for financial reporting purposes related to the forgiveness of its PPP loans. The forgiveness of these amounts is not taxable.

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
The Company had a working capital deficit of $5,932,000 at September 30, 2023 as compared to working capital of $4,210,000 at October 1, 2022. This decrease is primarily the result of the prepayment of a promissory note in the amount of $6,666,000 on March 30, 2023 and the prepayment of three promissory notes in the aggregate amount of $6,046,000 on April 4, 2023. We believe that our existing cash balances and current banking facilities will be sufficient to meet our liquidity and capital spending requirements and finance our operating activities for at least the next 12 months.
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
Cash Flows for the Years Ended September 30, 2023 and October 1, 2022
Net cash provided by operating activities for the year ended September 30, 2023 decreased to $8,386,000 as compared to $20,347,000 for the year ended October 1, 2022. This decrease was attributable to a decrease in consolidated net income and changes in net working capital primarily related to accounts receivable, inventory, prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.
Net cash provided by investing activities for the year ended September 30, 2023 was $1,276,000 compared to net cash used in investing activities for the year ended October 1, 2022 of $(7,761,000). This increase resulted primarily from increased purchases of fixed assets associated with the renovation of Gallagher's Steakhouse and, in the current period, the proceeds from the maturity of a certificate of deposit.
Net cash used in financing activities for the year ended September 30, 2023 was $(19,686,000) and resulted primarily from principal payments on notes payable of $16,334,000 (including the prepayment of a promissory note in the amount of $6,666,000 on March 30, 2023 and the prepayment of three promissory notes in the aggregate amount of $6,046,000 on April 4, 2023), the payment of dividends in the amount of $2,252,000 and the payment of distributions to non-controlling interests in the amount of $1,139,000. Net cash used in financing activities for the year ended October 1, 2022 was $(8,318,000) and resulted primarily from principal payments on notes payable of $6,512,000, the resumption of the payment of dividends in the amount of $894,000 and the payment of distributions to non-controlling interests in the amount of $1,615,000.
On November 9, 2022, February 9, 2023, May 9, 2023 and August 8, 2023, the Board of Directors of the Company (the "Board") declared quarterly cash dividends of $0.125, $0.125, $0.1875 and $0.1875, respectively, per share, which were paid on December 13, 2022, March 14, 2023, June 13, 2023 and September 13, 2023 to the stockholders of record of the Company's common stock at the close of business on November 30, 2022, February 28, 2023, May 31, 2023 and August 31, 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.
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
On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by March 31, 2024 (as extended from June 30, 2023), subject to various extensions as set out in the agreement. To date approximately $300,000 has been spent on this refresh.
Each of the above refresh obligations are to be consistent with designs approved by the landlord which shall not be unreasonably withheld. We have and will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum.
On September 19, 2023, the Company extended the lease for its corporate office through December 31, 2038. The amended lease provides for rents, beginning on January 1, 2024, approximately 19% lower than the Company is currently paying. The lease also provides for, among other things, the ability for the Company to vacate the premises upon 12 months' notice.
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
During the years ended September 30, 2023 and October 1, 2022, the Company received distributions from NMR in the amounts of $52,000 and $421,000, respectively, which are included in other income in the consolidated statements of operations for the years then ended.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,399,000 and $1,357,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at September 30, 2023 and October 1, 2022, respectively. On April 30, 2023, the due date of the note was extended to June 30, 2029.
Notes Payable – Bank
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the "Prior Credit Agreement"). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of September 30, 2023, no advances were outstanding under the Credit Agreement. As of September 30, 2023, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.8%. The replacement of LIBOR with SOFR as a reference rate in our debt agreements did not have a material adverse effect on our financial position or materially affect our interest expense.
Borrowings under the Credit Agreement, which include the promissory notes as discussed in Note 10 of the consolidated financial statements in the aggregate amount of $6,909,000, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company. The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The loan agreements also contain customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2023 except for the minimum annual net income requirement (as a result of the non-cash goodwill impairment). On December 13, 2023, BHBM agreed to waive applicability of this covenant (and any breach arising therefrom) as of September 30, 2023.
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans were evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bore interest at the rate of 1.00% per annum. Funds from the PPP Loans were to be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the years ended September 30, 2023 and October 1, 2022, $272,000 and $2,420,000 of PPP Loans, respectively (including $6,000 and $66,000 of accrued interest, respectively), were forgiven. During the years ended September 30, 2023 and October 1, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $531,000 and $1,571,000, respectively. As of September 30, 2023, no PPP Loans were outstanding; however, the Company was denied forgiveness of one PPP Loan in fiscal 2023 in the amount of $280,000 and accordingly such amount was repaid. The Company filed an appeal concurrent with the repayment, which was granted, and the amount was forgiven and refunded to the Company in November 2023.
Critical Accounting Policies and Estimates
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
Long-Lived Assets
Long-lived assets, such as property, plant and equipment subject to amortization, and right-of-use assets ("ROU assets") are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis.
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the years ended September 30, 2023 and October 1, 2022. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

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
As a result, we performed an assessment of the recoverability of our indirect investment in NMR as of September 30, 2023 which involved critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in northern New Jersey and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.
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

With respect to goodwill, the Company assesses qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. When performing the quantitative test, an impairment loss is recognized if the carrying value of our equity, including goodwill, exceeds its fair value.

Due to the volatility of the Company's stock price in the fourth quarter of fiscal 2023, the upcoming expiration of the current Bryant Park Grill & Cafe and The Porch at Bryant Park leases on April 30, 2025 and the related requests for proposals from the landlord for both locations received in July 2023 and September 2023, respectively (see Note 11 - Commitments and Contingencies to the Consolidated Financial Statements), the Company determined that there were indicators of potential impairment of its goodwill as of September 30, 2023. As such, the Company performed a qualitative and quantitative assessment for its goodwill and recorded a pre-tax noncash goodwill impairment charge of $10,000,000 in the fourth quarter of 2023 (see Note 7 – Goodwill, Trademarks and Intangible Assets to the Consolidated Financial Statements). The fair value of the equity was determined using the income approach. Given the relatively low volume of shares traded and the lack of reliable market data as of September 30, 2023, the Company determined the income approach provided the best approximation of fair value. In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected future after-tax cash flows generated and then discounting those cash flows to present value, reflecting the relevant risks associated with the achievement of projected cash flows, the possibility that the Bryant Park Grill & Cafe and The Porch at Bryant Park leases may not be renewed beyond their expirations on April 30, 2025 (see Note 11 - Commitments and Contingencies), and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted cash flows from operations, and discount rates that reflect the risk inherent in the future cash flows. More specifically, the weighted average cost of capital is a sensitive estimate as it reflects the market conditions including the risk that the Bryant Park Grill & Café and The Porch at Bryant Park leases will not be renewed. The Company did not record any impairment to its goodwill during the year ended October 1, 2022.

Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. For the years ended September 30, 2023 and October 1, 2022, our impairment analysis did not result in any other charges related to trademarks.
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
Recently Adopted and Issued Accounting Standards
See Note 1 of Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2023 and the expected dates of adoption and the anticipated impact on the consolidated financial statements.
Recent Developments
See Note 17 of the Notes to Consolidated Financial Statements for a description of recent developments that have occurred subsequent to September 30, 2023.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements are included in this report immediately following Part IV.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 30, 2023. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023 based upon the criteria set forth in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 30, 2023.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.
Code of Ethics
We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy is available free of charge through our Internet website, www.arkrestaurants.com, under the “Investors-Corporate Governance” caption. We intend to satisfy the disclosure requirement under Item 5.05 of Current Report on Form 8-K regarding an amendment to, or waiver from, a provision of this code by posting such information on our website, at the address specified above.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 30, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 30, 2023.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 30, 2023.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 30, 2023.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets - at September 30, 2023 and October 1, 2022	F-3

		Consolidated Statements of Operations - years ended September 30, 2023 and October 1, 2022	F-4

		Consolidated Statements of Changes in Equity - years ended September 30, 2023 and October 1, 2022	F-5

		Consolidated Statements of Cash Flows - years ended September 30, 2023 and October 1, 2022	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules:

None.

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately following the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ark Restaurants Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries (the “Company”) as of September 30, 2023 and October 1, 2022, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and October 1, 2022 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Long-lived Asset and Right-of-Use Asset Valuation (Note 1 to the Consolidated Financial Statements)

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

The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s undiscounted cash flows for the last 12 months are less than a minimum threshold or if projected levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived assets and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value.

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

How our Audit Addressed the Critical Audit Matter
Our principal audit procedures related to this critical audit matter included the following, among others:

•We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to potential impairment.
•We evaluated management's significant accounting policies related to the consideration of impairment for long-lived assets for reasonableness.
•We tested the reasonableness of the underlying data used to determine the forecasted undiscounted future cash flows.
•We evaluated the reasonableness of undiscounted future cash flows utilized in the impairment analysis for the restaurants by comparing forecasted undiscounted cash flows to historical cash flows from each restaurant location, and evaluating management's future operating forecasts.
•We evaluated the reasonableness of management's estimate that no impairment charges were appropriate during the year.

Goodwill Valuation (Note 7 to the Consolidated Financial Statements)

Critical Audit Matter

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the Company to its carrying value. The Company determined the income approach provided the best approximation of fair value given the relatively low volume of shares of the Company’s stock traded and the lack of reliable market data. In the income approach the Company utilized the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company recorded an impairment charge of $10,000,000 for the year ended September 30, 2023.

Significant judgment is exercised by management in estimating its fair value and the difference between its fair value and carrying value. Given these factors, the related audit effort in evaluating management’s judgments in determining the valuation of goodwill was challenging, subjective, and complex and required a high degree of auditor judgment.

How our Audit Addressed the Critical Audit Matter

Our principal audit procedures related to this critical audit matter included the following, among others:

•We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to potential impairment.
•We evaluated management’s significant accounting policies related to the consideration of goodwill impairment for reasonableness.
•We evaluated management’s ability to accurately forecast future revenues and profit margins by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s assumptions by:
◦Comparing forecasts of revenue and profit margins to historical revenues and profit margins.
◦Reading select internal communications to management and the Board of Directors.
◦Considering the remaining lease terms of the company’s locations as the lease terms could have an impact on future cashflows. Our consideration included challenging management’s assumptions in its valuation regarding the risk of non-renewal of significant leases in its various locations.
◦Involving a valuation professional with specialized skills and knowledge, who assisted in considering the reasonableness of the weighted average cost of capital used in the discounted cash flow forecast

F-2

/s/ CohnReznick LLP PCAOB ID: 596
We have served as the Company’s auditors since 2004.
Melville, New York
December 21, 2023

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	September 30, 2023	October 1, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $564 at September 30, 2023 and $834 at October 1, 2022 related to VIEs)	$13,415	$23,439
Certificate of deposit, plus accrued interest	—	5,021
Accounts receivable (includes $169 at September 30, 2023 and $140 at October 1, 2022 related to VIEs)	3,313	3,185
Employee receivables	328	440
Inventories (includes $47 at September 30, 2023 and $38 at October 1, 2022 related to VIEs)	3,093	3,707
Prepaid and refundable income taxes (includes $204 at September 30, 2023 and $278 October 1, 2022 related to VIEs)	212	1,778
Prepaid expenses and other current assets (includes $31 at September 30, 2023 and $17 at October 1, 2022 related to VIEs)	1,569	1,523
Total current assets	21,930	39,093
FIXED ASSETS - Net (includes $216 at September 30, 2023 and $212 at October 1, 2022 related to VIEs)	34,314	34,682
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $1,796 at September 30, 2023 and $2,076 at October 1, 2022 related to VIEs)	96,459	101,720
GOODWILL	7,440	17,440
TRADEMARKS	4,220	4,220
INTANGIBLE ASSETS - Net	187	272
DEFERRED INCOME TAXES	3,738	3,118
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,507	6,465
OTHER ASSETS (includes $11 at September 30, 2023 and October 1, 2022 related to VIEs)	2,161	2,524
TOTAL ASSETS	$176,956	$209,534
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $93 at September 30, 2023 and $135 at October 1, 2022 related to VIEs)	$4,058	$4,466
Accrued expenses and other current liabilities (includes $331 at September 30, 2023 and $417 at October 1, 2022 related to VIEs)	13,829	16,312
Current portion of operating lease liabilities (includes $298 at September 30, 2023 and $272 at October 1, 2022 related to VIEs)	7,988	7,530
Current portion of notes payable	1,987	6,575
Total current liabilities	27,862	34,883
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $1,623 at September 30, 2023 and $1,921 at October 1, 2022 related to VIEs)	92,232	97,444
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	5,140	17,089
TOTAL LIABILITIES	125,234	149,416
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,604 shares at September 30, 2023 and 3,600 shares at October 1, 2022	36	36
Additional paid-in capital	14,161	15,493
Retained earnings	36,091	44,271
Total Ark Restaurants Corp. shareholders’ equity	50,288	59,800
NON-CONTROLLING INTERESTS	1,434	318
TOTAL EQUITY	51,722	60,118
TOTAL LIABILITIES AND EQUITY	$176,956	$209,534
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended
	September 30, 2023	October 1, 2022
REVENUES:
Food and beverage sales	$180,820	$180,010
Other revenue	3,973	3,664
Total revenues	184,793	183,674
COSTS AND EXPENSES:
Food and beverage cost of sales	49,624	52,573
Payroll expenses	66,322	60,000
Occupancy expenses	23,472	22,181
Other operating costs and expenses	23,498	21,823
General and administrative expenses	12,407	12,936
Goodwill impairment	10,000	—
Depreciation and amortization	4,310	4,297
Total costs and expenses	189,633	173,810
OPERATING INCOME (LOSS)	(4,840)	9,864
OTHER (INCOME) EXPENSE:
Interest expense	1,239	1,192
Interest income	(333)	(109)
Other income	(52)	(421)
Gain on forgiveness of PPP Loans	(272)	(2,420)
Total other (income) expense, net	582	(1,758)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(5,422)	11,622
Provision (benefit) for income taxes	(64)	1,448
CONSOLIDATED NET INCOME (LOSS)	(5,358)	10,174
Net income attributable to non-controlling interests	(570)	(893)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(5,928)	$9,281

NET INCOME (LOSS) PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(1.65)	$2.61
Diluted	$(1.65)	$2.58
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,601	3,556
Diluted	3,601	3,603
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND OCTOBER 1, 2022
(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 2, 2021	3,551	$36	$14,492	$35,884	$50,412	$1,040	$51,452
Net income	—	—	—	9,281	9,281	893	10,174
Exercise of stock options	49	—	703	—	703	—	703
Stock-based compensation	—	—	298	—	298	—	298
Distributions to non-controlling interests	—	—	—	—	—	(1,615)	(1,615)
Dividends paid - $0.25 per share	—	—	—	(894)	(894)	—	(894)
BALANCE - October 1, 2022	3,600	36	15,493	44,271	59,800	318	60,118
Net income (loss)	—	—	—	(5,928)	(5,928)	570	(5,358)
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	(1,685)	—	(1,685)	1,685	—
Exercise of stock options	4	—	39	—	39	—	39
Stock-based compensation	—	—	314	—	314	—	314
Distributions to non-controlling interests	—	—	—	—	—	(1,139)	(1,139)
Dividends paid - $0.625 per share	—	—	—	(2,252)	(2,252)	—	(2,252)
BALANCE - September 30, 2023	3,604	$36	$14,161	$36,091	$50,288	$1,434	$51,722
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	September 30, 2023	October 1, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(5,358)	$10,174
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Stock-based compensation	314	298
Gain on forgiveness of PPP Loans	(272)	(2,420)
Deferred income taxes	(620)	582
Accrued interest on Certificate of Deposit	—	(21)
Accrued interest on note receivable from NMR	(42)	(40)
Goodwill impairment	10,000	—
Depreciation and amortization	4,310	4,297
Amortization of operating lease assets	507	873
Amortization of deferred financing costs	63	48
Changes in operating assets and liabilities:
Accounts receivable	(128)	928
Inventories	614	(197)
Prepaid, refundable and accrued income taxes	1,566	2,118
Prepaid expenses and other current assets	(46)	1,682
Other assets	363	(254)
Accounts payable - trade	(408)	(420)
Accrued expenses and other current liabilities	(2,477)	2,699
Net cash provided by operating activities	8,386	20,347
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,857)	(2,701)
Loans and advances made to employees	(71)	(229)
Payments received on employee receivables	183	169
Purchase of certificate of deposit	—	(5,000)
Proceeds from maturity of Certificate of Deposit	5,021	—
Net cash provided by (used in) investing activities	1,276	(7,761)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(15,803)	(4,941)
Principal payments on PPP Loans	(531)	(1,571)
Dividends paid	(2,252)	(894)
Proceeds from issuance of stock upon exercise of stock options	39	703
Distributions to non-controlling interests	(1,139)	(1,615)
Net cash used in financing activities	(19,686)	(8,318)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,024)	4,268
CASH AND CASH EQUIVALENTS, Beginning of year	23,439	19,171
CASH AND CASH EQUIVALENTS, End of year	$13,415	$23,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,291	$1,119
Income taxes	$345	$826
Non-cash financing activities:
Elimination of non-controlling interest upon dissolution of subsidiary	$1,685	$—
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 30, 2023, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
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
Accounting Period — The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 30, 2023 and October 1, 2022 both included 52 weeks.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to: (i) projected cash flows related to asset impairments, including goodwill and intangibles, (ii) income tax valuation allowances for deferred tax assets, (iii) allowances for potential bad debts on receivables, (iv) assumptions regarding discount rates related to lease accounting, (v) the useful lives and recoverability of our long-lived assets, such as fixed assets and intangibles, (vi) fair values of financial instruments, (vii) share-based compensation, (viii) estimates made in connection with acquisition purchase price allocations, (ix) uncertain tax positions, and (x) determining when investment impairments are other-than-temporary. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.

Principles of Consolidation — The consolidated financial statements include the accounts of Ark Restaurants Corp. and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling financial interest. Also included in the consolidated financial statements are certain variable interest entities (“VIEs”). All significant intercompany balances and transactions have been eliminated in consolidation.
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
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits. Accounts receivable are primarily comprised of normal business receivables, such as credit card receivables, that are collected in a short period of time and amounts due from the hotel operators where the Company has a location, and are recorded upon satisfaction of the performance obligation. The Company reviews the collectability of its receivables on an ongoing basis, and has not provided for an allowance as it considers all of the counterparties will be able to meet their obligations. The concentration of credit risk with respect to accounts receivable is generally limited due to the short payment terms extended by the Company and the number of customers comprising the Company’s customer base.
As of September 30, 2023, the Company had accounts receivable balances due from one hotel operator totaling 52% of total accounts receivable. As of October 1, 2022, the Company had accounts receivable balances due from two hotel operators totaling 54% of total accounts receivable.
For the years ended September 30, 2023 and October 1, 2022, the Company made purchases from two vendors that accounted for 22% and 20% of total purchases, respectively.

As of September 30, 2023, all debt outstanding, other than the note payable to the sellers of The Blue Moon Fish Company, is with one lender (see Note 10 – Notes Payable).
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the year ended September 30, 2023 and October 1, 2022. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
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

With respect to goodwill, the Company assesses qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. When performing the quantitative test, an impairment loss is recognized if the carrying value of our equity, including goodwill, exceeds its fair value.

Due to the volatility of the Company's stock price in the fourth quarter of fiscal 2023, the upcoming expiration of the Bryant Park Grill & Cafe and The Porch at Bryant Park leases on April 30, 2025 and the related requests for proposals from the landlord received in July 2023 and September 2023, respectively (see Note 11 - Commitments and Contingencies), the Company determined that there were indicators of potential impairment of its goodwill during the years ended September 30, 2023. As such, the Company performed a qualitative and quantitative assessment for its goodwill. The Company determined the income approach using a discounted cash flow model was appropriate and recorded a pre-tax noncash goodwill impairment charge of $10,000,000 in the fourth quarter of 2023. (see Note 7 – Goodwill, Trademarks and Intangible Assets). Given the relatively low volume of shares traded and the lack of reliable market data as of September 30, 2023, the Company determined the income approach provided the best approximation of fair value. The Company did not record any impairment to its goodwill during the year ended October 1, 2022.

Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. For the years ended September 30, 2023 and October 1, 2022, our impairment analysis did not result in any other charges related to trademarks.

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

Revenue Recognition — The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held). All customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time. The Company recognized $14,775,000 and $11,812,000 in catering services revenue for the years ended September 30, 2023 and October 1, 2022, respectively. Unearned revenue which is included in accrued expenses and other current liabilities on the consolidated balance sheets as of September 30, 2023 and October 1, 2022 was $5,962,000 and $5,534,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of September 30, 2023 and October 1, 2022, the total liability for gift cards in the amounts of approximately $340,000 and $309,000, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.
Other revenues include purchase service fees which represent commissions earned by a subsidiary of the Company for providing services to other restaurant groups, as well as license fees, property management fees and other rentals.
Occupancy Expenses — Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.
Defined Contribution Plan — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended September 30, 2023 and October 1, 2022, the Company did not make any contributions to the Plan.
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
Effect of Accounting Pronouncements Adopted in 2023 and Those to be Adopted in Future Periods — We reviewed the accounting pronouncements adopted in 2023, as well as all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.

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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	September 30, 2023	October 1, 2022
	(in thousands)
Cash and cash equivalents	$564	$834
Accounts receivable	169	140
Inventories	47	38
Prepaid and refundable income taxes	204	278
Prepaid expenses and other current assets	31	17
Due from Ark Restaurants Corp. and affiliates (1)	58	400
Fixed assets - net	216	212
Operating lease right-of-use assets - net	1,796	2,076
Other assets	11	11
Total assets	$3,096	$4,006

Accounts payable - trade	$93	$135
Accrued expenses and other current liabilities	331	417
Current portion of operating lease liabilities	298	272
Operating lease liabilities, less current portion	1,623	1,921
Total liabilities	2,345	2,745
Equity of variable interest entities	751	1,261
Total liabilities and equity	$3,096	$4,006
(1)Amounts due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
The liabilities of $2,345,000 and $2,745,000 at September 30, 2023 and October 1, 2022, respectively, recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets and creditors of the VIEs do not have recourse to the general credit of the Company; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, the assets of $3,096,000 and $4,006,000 at September 30, 2023 and October 1, 2022, respectively, recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets; rather, these assets can be used only to settle obligations of the three VIEs.
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

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by March 31, 2024 (as extended from June 30, 2023), subject to various extensions as set out in the agreement. To date approximately $300,000 has been spent on this refresh.
Each of the above refresh obligations are to be consistent with designs approved by the landlord which shall not be unreasonably withheld. We have and will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum.
On September 19, 2023, the Company extended the lease for its corporate office through December 31, 2038. The amended lease provides for rents, beginning on January 1, 2024, approximately 19% lower than the Company is currently paying. The lease also provides for, among other things, the ability for the Company to vacate the premises upon 12 months' notice.
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
5. INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and on February 7, 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls, bringing its total investment to $5,108,000 with no change in ownership. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with Accounting Standards Update ("ASU") No. 2016-01. There are no observable prices for this investment.
During the years ended September 30, 2023 and October 1, 2022, the Company received distributions from NMR in the amounts of $52,000 and $421,000, respectively, which are included in other income in the consolidated statements of operations for the years then ended.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the year ended September 30, 2023 and October 1, 2022. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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

The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party). As of September 30, 2023 and October 1, 2022, $11,000 and $22,000 were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,399,000 and $1,357,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at September 30, 2023 and October 1, 2022, respectively. On April 30, 2023, the due date of the note was extended to June 30, 2029.
6. FIXED ASSETS
Fixed assets consist of the following:

	September 30, 2023	October 1, 2022
	(in thousands)
Land and building	$18,393	$18,033
Building and leasehold improvements	44,308	43,054
Furniture, fixtures and equipment	39,025	36,554
Construction in progress	127	355
	101,853	97,996
Less: accumulated depreciation and amortization	67,539	63,314
Fixed Assets - Net	$34,314	$34,682
Depreciation and amortization expense related to fixed assets for the years ended September 30, 2023 and October 1, 2022 was $4,225,000 and $4,193,000, respectively.
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
7. GOODWILL, TRADEMARKS AND INTANGIBLE ASSETS
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

In performing its goodwill impairment test as of September 30, 2023, the Company determined that a triggering event had occurred. Due to the volatility of the Company's stock price in the fourth quarter of fiscal 2023, the upcoming expiration of the current Bryant Park Grill & Cafe and The Porch at Bryant Park leases on April 30, 2025 and the related requests for proposals from the landlord for both locations received in July 2023 and September 2023, respectively (see Note 11 - Commitments and Contingencies to the Consolidated Financial Statements), the Company determined that there were indicators of potential impairment of its goodwill as of September 30, 2023. As such, the Company performed a qualitative and quantitative assessment for its goodwill. The fair value of the equity was determined using the income approach. Given the relatively low volume of shares traded and the lack of reliable market data as of September 30, 2023, the Company determined the income approach provided the best approximation of fair value. In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected future after-tax cash flows generated and then discounting those cash flows to present value, reflecting the relevant risks associated with the achievement of projected cash flows, the possibility that the Bryant Park Grill & Cafe and The Porch at Bryant Park leases may not be renewed beyond their expirations on April 30, 2025 (see Note 11 - Commitments and Contingencies), and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted cash flows from operations, and discount rates that reflect the risk inherent in the future cash flows.

Based on the impairment analysis, the carrying amount of our equity exceeded its estimated fair value, which indicated an impairment of the carrying value of our goodwill. Accordingly, during the fourth quarter of fiscal 2023, the Company recorded a goodwill impairment charge of $10,000,000, of which $8,000,000 was deductible for tax purposes and resulted in a deferred income tax benefit of $2,300,000. Such impairment has been attributed to factors such as, but not limited to, a decrease in the market price of the Company's common stock and lower than expected profitability in the fourth quarter of fiscal 2023.
The changes in the carrying amount of goodwill and trademarks for the years ended September 30, 2023 and October 1, 2022 are as follows:

	Goodwill	Trademarks
	(in thousands)
Balance as of October 2, 2021	$17,440	$4,220
Acquired during the year	—	—
Balance as of October 1, 2022	17,440	4,220
Acquired during the year	—	—
Impairment charge (1)	(10,000)	—
Balance as of September 30, 2023	$7,440	$4,220
(1) Accumulated impairment losses as of September 30, 2023 and October 1, 2022 were $10,000,000 and $0, respectively.
Intangibles
Intangible assets consist of the following:

	September 30, 2023	October 1, 2022
	(in thousands)
Purchased leasehold rights (a) - fully amortized	$1,995	$1,995
Noncompete agreements and other - 5-10 years	633	633
	2,628	2,628
Less accumulated amortization	2,441	2,356
Intangible Assets - Net	$187	$272
(a)Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.
Amortization expense related to intangible assets for the years ended September 30, 2023 and October 1, 2022 was $85,000 and $104,000, respectively. Amortization expense is expected to be $85,000 for fiscal 2024 and 2025 and $17,000 for fiscal 2026.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	October 1, 2022
	(in thousands)
Sales tax payable	$765	$916
Accrued wages and payroll related costs	4,487	5,517
Customer advance deposits	5,962	5,534
Accrued occupancy and other operating expenses	2,615	4,345
	$13,829	$16,312

9. LEASES
Other than locations where we own the underlying property, we lease our restaurant locations as well as our corporate office under various non-cancelable real-estate lease agreements that expire on various dates through 2046. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of Accounting Standards Codification 842.
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of September 30, 2023 or October 1, 2022. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated statements of operations.
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
The components of lease expense in the consolidated statements of operations are as follows:

	September 30, 2023	October 1, 2022
	(in thousands)
Operating lease expense - occupancy expenses (1)	$13,672	$10,442
Occupancy lease expense - general and administrative expenses	334	461
Variable lease expense	4,184	6,498
Total lease expense	$18,190	$17,401
____________________
(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases is as follows:

	September 30, 2023	October 1, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$18,669	$14,633
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$3,860	$53,530

The weighted average remaining lease terms and discount rate as of September 30, 2023 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	11.9 years	6.25%

The annual maturities of our lease liabilities as of September 30, 2023 are as follows:

Fiscal Year Ending	Operating Leases
(in thousands)
September 28, 2024	$13,941
September 27, 2025	12,881
October 3, 2026	12,143
October 2, 2027	11,960
September 30, 2028	12,057
Thereafter	79,284
Total future lease payments	142,266
Less imputed interest	(42,046)
Present value of lease liabilities	$100,220
10. NOTES PAYABLE
Long-term debt consists of the following:

	September 30, 2023	October 1, 2022
	(in thousands)
Promissory Note - Rustic Inn purchase	$2,902	$3,187
Promissory Note - Shuckers purchase	—	3,655
Promissory Note - Oyster House purchase	—	2,873
Promissory Note - JB's on the Beach purchase	2,750	3,750
Promissory Note - Sequoia renovation	1,257	1,714
Promissory Note - Revolving Facility	—	7,166
Promissory Note - Blue Moon Fish Company	313	587
Paycheck Protection Program Loans	—	797
	7,222	23,729
Less: Current maturities	(1,987)	(6,575)
Less: Unamortized deferred financing costs	(95)	(65)
Long-term debt	$5,140	$17,089
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the "Prior Credit Agreement"). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of September 30, 2023, no advances were outstanding under the Credit Agreement. As of September 30, 2023, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.8%. The replacement of LIBOR with SOFR as a reference rate in our debt agreements did not have a material adverse effect on our financial position or materially affect our interest expense.
The Credit Agreement also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The Credit

Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 30, 2023 except for the minimum annual net income requirement (as a result of the non-cash goodwill impairment). On December 13, 2023, BHBM agreed to waive applicability of this covenant (and any breach arising therefrom) as of September 30, 2023.
Borrowings and all other obligations under the Credit Agreement (including amounts outstanding under the Existing Term Notes (discussed below)) are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.
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

•Promissory Note – Oyster House purchase – In connection with the a prior refinancing, this note was amended and restated and separated into two notes. The first note, in the principal amount of $3,300,000, is secured by a mortgage on the Oyster House Gulf Shores real estate, is payable in 19 equal quarterly installments of $117,857, commencing on September 1, 2018, with a balloon payment of $1,060,716 on June 1, 2023, and commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum. The second note, in the principal amount of $2,200,000, is secured by a mortgage on the Oyster House Spanish Fort real estate, is payable in 27 equal quarterly installments of $36,667, commencing on September 1, 2018, with a balloon payment of $1,210,000 on June 1, 2025, and commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum. These notes were paid in full on April 4, 2023.
•Promissory Note - JB's on the Beach purchase – On May 15, 2019, the Company issued a promissory note under a prior revolving facility to BHBM for $7,000,000 which is payable in 23 equal quarterly installments of $250,000, commencing on September 1, 2019, with a balloon payment of $1,250,000 on June 1, 2025 and, commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum.
•Promissory Note - Sequoia renovation – Also on May 15, 2019, the Company converted $3,200,000 of prior revolving facility borrowings incurred in connection with the Sequoia renovation to a promissory note which is payable in 23 equal quarterly installments of $114,286, commencing on September 1, 2019, with a balloon payment of $571,429 on June 1, 2025 and, commencing on the Notes Amendment Effective Date, bears interest at SOFR plus 3.65% per annum.
Promissory Note - Blue Moon Fish Company
On December 1, 2020, the Company acquired a restaurant and bar named Blue Moon Fish Company located in Lauderdale-by-the-Sea, FL. In connection with the purchase the Company entered into a four-year note held by the sellers in the amount of $1,000,000 payable in monthly installments of $23,029 including interest at 5%.
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans were evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the

Lender, which Notes bore interest at the rate of 1.00% per annum. Funds from the PPP Loans were to be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the years ended September 30, 2023 and October 1, 2022, $272,000 and $2,420,000 of PPP Loans, respectively (including $6,000 and $65,000 of accrued interest, respectively), were forgiven. During the years ended September 30, 2023 and October 1, 2022, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $531,000 and $1,571,000, respectively. As of September 30, 2023, no PPP Loans were outstanding; however, the Company was denied forgiveness of one PPP Loan in fiscal 2023 in the amount of $280,000 and accordingly such amount was repaid. The Company filed an appeal concurrent with the repayment, which was granted and the amount was forgiven and refunded to the Company in November 2023.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $304,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of $63,000 and $48,000 is included in interest expense for the years ended September 30, 2023 and October 1, 2022, respectively.
Maturities
As of September 30, 2023, the aggregate amounts of notes payable maturities are as follows (in thousands):

	BHBM	Blue Moon Note	Total
2024	$1,742	$244	$1,986
2025	5,167	69	5,236
	$6,909	$313	$7,222
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
The Company's leases for the Bryant Park Grill & Cafe and The Porch at Bryant Park expire on April 30, 2025. During July 2023 (for Bryant Park Grill & Cafe) and September 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the landlord which we responded to on October 25, 2023. The RFPs for both locations are for new 10-year agreements with one five-year renewal option. The landlord has not indicated when they will be making decisions as to the successful bidder(s).
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
On May 1, 2018, two former tipped service workers (the “Plaintiffs”), individually and on behalf of all other similarly situated personnel, filed a putative class action lawsuit (the “Complaint”) against the Company and certain subsidiaries as well as certain officers of the Company (the “Defendants”). Plaintiffs alleged, on behalf of themselves and the putative class, that the Company violated certain of the New York State Labor Laws and related regulations. In December 2020, the parties reached a settlement agreement resolving all issues alleged in the Complaint, which received final approval by the New York State Supreme Court in October 2022, for approximately $600,000, which was previously accrued on the October 1, 2022 consolidated balance sheet. Under the terms of the court approved settlement agreement, settlement proceeds were distributed to the Plaintiffs in the first quarter of fiscal 2023.

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
During the year ended September 30, 2023, no options to purchase shares of common stock were issued by the Company.
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
The following table summarizes stock option activity under all plans:

	2023				2022
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of period	544,125	$19.63	6.1 years		596,476	$19.21
Options:
Granted	—				22,500	$17.80
Exercised	(3,750)	$10.65			(48,851)	$14.40
Canceled or expired	(69,125)	$20.50			(26,000)	$18.27
Outstanding and expected to vest, end of period	471,250	$19.57	5.2 years	$413,000	544,125	$19.63	$840,000
Exercisable, end of period	310,125	$20.21	4.4 years	$207,000	302,125	$21.98	$—
Shares available for future grant	477,500				477,500
Compensation cost charged to operations for the years ended September 30, 2023 and October 1, 2022 for share-based compensation programs was approximately $314,000 and $298,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated statements of operations.
As of September 30, 2023, there was approximately $228,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.5 years.

The following table summarizes information about stock options outstanding as of September 30, 2023:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)
$10.65			90,000	$10.65	7.4	45,000	$10.65	7.4
$21.90			198,500	$21.90	6.6	99,250	$21.90	6.6
$22.50			108,250	$22.50	1.0	108,250	$22.50	1.0
$17.80			22,500	$17.80	9.2	5,625	$17.80	9.2
$19.61	-	$22.30	52,000	$20.69	5.5	52,000	$20.81	5.5
			471,250	$19.57	5.2	310,125	$20.21	4.4
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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP Loans as fully deductible for tax purposes. During the years ended September 30, 2023 and October 1, 2022, the Company recorded income of $272,000 and $2,420,000, respectively (including $6,000 and $65,000 of accrued interest, respectively), for financial reporting purposes related to the forgiveness of its PPP Loans. The forgiveness of these amounts is not taxable.
The provision for income taxes consists of the following:

	Year Ended
	September 30, 2023	October 1, 2022
	(in thousands)
Current provision (benefit):
Federal	$319	$817
State and local	237	49
	556	866
Deferred provision (benefit):
Federal	(237)	173
State and local	(383)	409
	(620)	582
	$(64)	$1,448

The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	September 30, 2023	October 1, 2022
	(in thousands)

Provision at federal statutory rate (21%)	$(1,139)	$2,440
State and local income taxes, net of tax benefits	(241)	275
Goodwill impairment	419	—
Gain on forgiveness of PPP Loans	(57)	(432)
Tax credits	(961)	(998)
Income (loss) attributable to non-controlling interest	(120)	(188)
Changes in tax rates	49	22
Change in valuation allowance	1,866	149
Other	120	180
	$(64)	$1,448
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2023	October 1, 2022
	(in thousands)
Deferred tax assets:
State net operating loss carryforwards	$5,170	$5,293
Lease liabilities	22,072	22,570
Deferred compensation	376	336
Tax credits	2,483	2,269
Other	511	604
Deferred tax assets, before valuation allowance	30,612	31,072
Valuation allowance	(3,273)	(1,407)
Deferred tax assets, net of valuation allowance	27,339	29,665
Deferred tax liabilities:
Depreciation and amortization	(23,065)	(25,886)
Partnership investments	(188)	(271)
Prepaid expenses	(348)	(390)
Deferred tax liabilities	(23,601)	(26,547)
Net deferred tax assets	$3,738	$3,118
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including reversal of existing taxable temporary differences, forecasts of future earnings and the duration of statutory carryforward periods. The Company recorded a valuation allowance of $3,273,000 and $1,407,000 as of September 30, 2023 and October 1, 2022, respectively, attributable to certain federal tax credits and state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis. During the year ended September 30, 2023, the Company’s valuation allowance increased by approximately $1,803,000 related to certain general business credit carryforwards that are not expected to be realized on a more-likely-than-not basis. During the year ended October 1, 2022, the Company’s valuation allowance increased by approximately $149,000 as the Company determined that certain state net operating losses became unrealizable on a more-likely-than-not basis due to certain restaurant closures in the related period.
As of September 30, 2023, the Company had General Business Credit carryforwards of approximately $2,557,000 which expire through fiscal 2041. In addition, as of September 30, 2023, the Company has New York State net operating loss carryforwards of approximately $27,453,000 and New York City net operating loss carryforwards of approximately $24,933,000 that expire through fiscal 2041.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits excluding interest and penalties is as follows:

	September 30, 2023	October 1, 2022
	(in thousands)
Balance at beginning of year	$159	$120
Additions based on tax positions taken in current and prior years	26	39
Decreases based on tax positions taken in prior years	—	—
Balance at end of year	$185	$159
The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. For the years ended September 30, 2023 and October 1, 2022, there are no amounts accrued for the payment of interest and penalties. The Company does not expect a significant change to its unrecognized tax benefits within the next 12 months.
The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2020 through 2023 fiscal years remain subject to examination by the Internal Revenue Service and most state and local tax authorities.
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
A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Year Ended
	September 30, 2023	October 1, 2022
	(in thousands)
Basic	3,601	3,556
Effect of dilutive securities:
Stock options	—	47
Diluted	3,601	3,603

For the year ended September 30, 2023, the dilutive effect of options to purchase 471,250 shares of common stock at exercise prices ranging from $10.65 per share to $22.50 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.
For the year ended October 1, 2022, the dilutive effect of options to purchase 329,125 shares of common stock at exercise prices ranging from $20.18 per share to $22.50 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.
15. DIVIDENDS
On November 9, 2022, February 9, 2023, May 9, 2023 and August 8, 2023, the Board of Directors of the Company (the "Board") declared quarterly cash dividends of $0.125, $0.125, $0.1875 and $0.1875, respectively, per share, which were paid on December 13, 2022, March 14, 2023, June 13, 2023 and September 13, 2023 to the stockholders of record of the Company's common stock at the close of business on November 30, 2022, February 28, 2023, May 31, 2023 and August 31, 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.
16. RELATED PARTY TRANSACTIONS
Employee receivables totaled approximately $328,000 and $440,000 at September 30, 2023 and October 1, 2022, respectively. Such amounts consist of loans that are payable on demand, bear interest at the minimum statutory rate (5.12% at September 30, 2023 and 3.05% at October 1, 2022), and are net of reserves for collectability.

17. SUBSEQUENT EVENTS
On November 8, 2023, the Board of Directors declared a quarterly cash dividend of $0.1875 per share to be paid on December 13, 2023 to shareholders of record of the Company's common stock at the close of business on November 30, 2023.

******

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

4.1	Description of Securities, incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999 (“1994 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2022.

#10.4	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

#10.5	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

#10.6	Ark Restaurants Corp. 2022 Stock Option Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on January 28, 2022.

10.7	Securities Purchase Agreement, by and between the Registrant and Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.8	Promissory Note, in the principal amount of $2,125,000, issued by the Company to Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.9	Promissory Note made by the Registrant to Bank Hapoalim B.M., issued as of February 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013.

10.10	Asset Purchase Agreement dated as of November 22, 2013 by and between W and O, Inc. and Ark Rustic Inn LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2013.

10.11	Amended and Restated Promissory Note made by the Company to Bank Hapoalim B.M., issued as of February 24, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.12	Term or Installment Loan Rider to Promissory Note to Bank Hapoalim B.M, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.13	Commercial Contract Agreement and Rider to Commercial Contract Agreement both dated as of August 10, 2015 by and between Ark Shuckers Real Estate LLC and D.C. Holding Company, Inc., incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.14	Restaurant Asset Purchase Agreement dated as of August 10, 2015 by and between Ark Shuckers LLC and Ocean Enterprises, Inc. incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.15	Management Purchase Agreement dated as of August 10, 2015 by and between Ark Island Beach Resort LLC and Island Beach Resort, Inc. incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.16	Credit Agreement (Term Facility) between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.17	Term Promissory Note issued by the Company in favor of Bank Hapoalim B.M. on October 21, 2015 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.18	Credit Agreement (Revolving Facility) and Form of Revolving Promissory Note between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.7 and 10.8 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.19	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Gulf Shores Real Estate, LLC, Ark Oyster House Gulf Shores I, LLC, Original Oyster House, Inc. and Premium Properties, Inc. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.20	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Oyster House Causeway II, LLC, Ark Causeway Real Estate, LLC, Original Oyster House II, Inc. and Gumbo Properties, L.L.C. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.21	ROFR Purchase and Sale Agreement dated as of October 13, 2016 by and between SCFRC-HWG, LLC and Ark Jupiter RI, LLC incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.22	Purchase and Sale Agreement between Ark Jupiter RI, LLC and 1065 A1A, LLC, incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.23	Second Amendment to Credit Agreement (Revolving Facility) dated as of November 30, 2016, by and between Ark Restaurant Corp. and Bank Hapoalim B.M incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.24	Mortgage and Security Agreement (Alabama) dated as of November 30, 2016, by and between Ark Gulf Shores Real Estate LLC and Ark Causeway Real Estate LLC and Bank Hapoalim B.M incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.25	Amended and Restated Credit Agreement (Revolving Facility) dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.26	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated October 21, 2015 secured by the assets of Ark Shuckers Real Estate LLC.

10.27	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated February 24, 2014 secured by the assets of Ark Rustic Inn Real Estate LLC.

10.28	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Gulf Shores Real Estate LLC.

10.29	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Causeway Real Estate LLC.

10.30	Amended and Restated Credit Agreement (Revolving Facility), dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.31	Asset Purchase Agreement, dated as of February 21, 2019, by and between Ark Restaurants Corp., Beach House, LLC and Boyle Beach House, LLC.

10.32	Promissory Note in the amount of $7,000,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.33	Promissory Note in the amount of $3,200,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.34	Second Amended and Restated Credit Agreement, dated as of March 30, 2023, by and between Ark Restaurants Corp. and Bank Hapoalim B.M., as lender, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 5, 2023.

10.35	Second Amended and Restated Security Agreement, dated as of March 30, 2023, by and between Ark Restaurants Corp., and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 5, 2023.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	Incentive-Based Compensation Clawback Policy.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Date: December 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Weinstein	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 21, 2023
(Michael Weinstein)

/s/ Vincent Pascal	Senior Vice President and Director	December 21, 2023
(Vincent Pascal)

/s/ Anthony J. Sirica	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 21, 2023
(Anthony J. Sirica)

/s/ Marcia Allen	Director	December 21, 2023
(Marcia Allen)

/s/ Steven Shulman	Director	December 21, 2023
(Steven Shulman)

/s/ Bruce R. Lewin	Director	December 21, 2023
(Bruce R. Lewin)

/s/ Jessica Kates	Director	December 21, 2023
(Jessica Kates)

/s/ Stephen Novick	Director	December 21, 2023
(Stephen Novick)