Form 10-Q
period 2023-12-30
ARK RESTAURANTS CORP
filed 2024-02-13
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of February 9, 2024, there were 3,604,157 shares of the registrant's common stock outstanding.

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
•vulnerability to adverse weather conditions and natural disasters given the geographic concentration and real estate intensive nature of our business and obtaining related property insurance at acceptable premiums;
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	December 30, 2023	September 30, 2023
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $419 at December 30, 2023 and $564 at September 30, 2023 related to VIEs)	$12,122	$13,415
Accounts receivable (includes $223 at December 30, 2023 and $169 at September 30, 2023 related to VIEs)	4,632	3,313
Employee receivables	306	328
Inventories (includes $49 at December 30, 2023 and $47 at September 30, 2023 related to VIEs)	2,972	3,093
Prepaid and refundable income taxes (includes $15 at December 30, 2023 and $204 at September 30, 2023 related to VIEs)	106	212
Prepaid expenses and other current assets (includes $17 at December 30, 2023 and $31 at September 30, 2023 related to VIEs)	1,262	1,569
Total current assets	21,400	21,930
FIXED ASSETS - Net (includes $204 at December 30, 2023 and $216 at September 30, 2023 related to VIEs)	33,523	34,314
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $1,723 at December 30, 2023 and $1,796 at September 30, 2023 related to VIEs)	94,416	96,459
GOODWILL	7,440	7,440
TRADEMARKS	4,220	4,220
INTANGIBLE ASSETS - Net	162	187
DEFERRED INCOME TAXES	3,710	3,738
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,518	6,507
OTHER ASSETS (includes $11 at December 30, 2023 and September 30, 2023 related to VIEs)	2,161	2,161
TOTAL ASSETS	$173,550	$176,956

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $136 at December 30, 2023 and $93 at September 30, 2023 related to VIEs)	$4,573	$4,058
Accrued expenses and other current liabilities (includes $265 at December 30, 2023 and $331 at September 30, 2023 related to VIEs)	11,766	13,829
Current portion of operating lease liabilities (includes $304 at December 30, 2023 and $298 at September 30, 2023 related to VIEs)	8,129	7,988
Current portion of notes payable	2,011	1,987
Total current liabilities	26,479	27,862
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $1,546 at December 30, 2023 and $1,623 at September 30, 2023 related to VIEs)	90,144	92,232
NOTES PAYABLE, LESS CURRENT PORTION	4,649	5,140
TOTAL LIABILITIES	121,272	125,234
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,604 shares at December 30, 2023 and September 30, 2023	36	36
Additional paid-in capital	14,930	14,161
Retained earnings	36,785	36,091
Total Ark Restaurants Corp. shareholders’ equity	51,751	50,288
NON-CONTROLLING INTERESTS	527	1,434
TOTAL EQUITY	52,278	51,722
TOTAL LIABILITIES AND EQUITY	$173,550	$176,956
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 30, 2023	December 31, 2022
REVENUES:
Food and beverage sales	$46,630	$46,539
Other revenue	857	906
Total revenues	47,487	47,445
COSTS AND EXPENSES:
Food and beverage cost of sales	12,071	12,435
Payroll expenses	16,977	16,522
Occupancy expenses	6,332	6,183
Other operating costs and expenses	6,092	5,932
General and administrative expenses	3,320	3,137
Depreciation and amortization	1,092	1,033
Total costs and expenses	45,884	45,242
OPERATING INCOME	1,603	2,203
OTHER (INCOME) EXPENSE:
Interest expense	171	429
Interest income	(11)	(90)
Other income	(26)	—
Gain on forgiveness of PPP Loans	(285)	(272)
Total other (income) expense, net	(151)	67
INCOME BEFORE PROVISION FOR INCOME TAXES	1,754	2,136
Provision for income taxes	158	114
CONSOLIDATED NET INCOME	1,596	2,022
Net income attributable to non-controlling interests	(226)	(297)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$1,370	$1,725

NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP. PER COMMON SHARE:
Basic	$0.38	$0.48
Diluted	$0.38	$0.47

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,604	3,600
Diluted	3,631	3,648
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended December 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 30, 2023	3,604	$36	$14,161	$36,091	$50,288	$1,434	$51,722
Net income	—	—	—	1,370	1,370	226	1,596
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	692	—	692	(692)	—
Stock-based compensation	—	—	77	—	77	—	77
Distributions to non-controlling interests	—	—	—	—	—	(441)	(441)
Dividends paid - $0.1875 per share	—	—	—	(676)	(676)	—	(676)
BALANCE - December 30, 2023	3,604	$36	$14,930	$36,785	$51,751	$527	$52,278

For the 13 weeks ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 1, 2022	3,600	$36	$15,493	$44,271	$59,800	$318	$60,118
Net income	—	—		1,725	1,725	297	2,022
Stock-based compensation	—	—	79	—	79	—	79
Distributions to non-controlling interests	—	—	—	—	—	(120)	(120)
Dividends paid - $0.000 per share	—	—		(450)	(450)	—	(450)
BALANCE - December 31, 2022	3,600	$36	$15,572	$45,546	$61,154	$495	$61,649
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	13 Weeks Ended
	December 30, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,596	$2,022
Adjustments to reconcile consolidated net income to net cash provided by (used in ) operating activities:
Stock-based compensation	77	79
Gain on forgiveness of PPP Loans	—	(272)
Deferred income taxes	28	9
Accrued interest on certificate of deposit	—	(23)
Accrued interest on note receivable from NMR	(11)	(11)
Depreciation and amortization	1,092	1,033
Amortization of operating lease assets	96	311
Amortization of deferred financing costs	13	12
Changes in operating assets and liabilities:
Accounts receivable	(1,319)	(1,003)
Inventories	121	254
Prepaid, refundable and accrued income taxes	106	103
Prepaid expenses and other current assets	307	268
Other assets	—	10
Accounts payable - trade	515	280
Accrued expenses and other current liabilities	(2,063)	(3,975)
Net cash provided by (used in) operating activities	558	(903)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(276)	(797)
Loans and advances made to employees	(10)	(14)
Payments received on employee receivables	32	60
Net cash used in investing activities	(254)	(751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(480)	(1,257)
Principal payments on PPP Loans	—	(531)
Dividends paid	(676)	(450)
Distributions to non-controlling interests	(441)	(120)
Net cash used in financing activities	(1,597)	(2,358)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,293)	(4,012)
CASH AND CASH EQUIVALENTS, Beginning of period	13,415	23,439
CASH AND CASH EQUIVALENTS, End of period	$12,122	$19,427

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$158	$416
Income taxes	$25	$2
Non-cash financing activities:
Elimination of non-controlling interest upon dissolution of subsidiary	$692	$—
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS December 30, 2023 (Unaudited)
1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The consolidated condensed balance sheet as of September 30, 2023, which has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended September 30, 2023 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Article 10 of Regulation S-X. Such adjustments are of a normal, recurring nature. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.
INFLATION — Our operating results have been and continue to be impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation and other increased costs. The ongoing impact of these events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delays in opening or acquiring new restaurants. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: projected cash flows, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its long-lived assets, such as property, right-of-use assets and intangibles, fair values of financial instruments and share-based compensation, estimates made in connection with acquisitions and impairment analyses, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 weeks ended December 30, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 28, 2024.
NON-CONTROLLING INTERESTS — Non-controlling interests represent capital contributions from, distributions to and income and loss attributable to the shareholders of less than wholly-owned and consolidated entities.
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
CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits. Accounts receivable is primarily comprised of normal business receivables such as credit card receivables that are paid in a short period of time and other receivables from hotel operators where the Company has a location and are recorded upon satisfaction of the performance obligation. Management believes based on historical information that credit card receivables and receivables which are paid in a short period of time and from hotel operators where the Company has a location do not typically result in credit losses, and therefore does not record an allowance for doubtful accounts.

As of December 30, 2023, the Company had accounts receivable balances due from one hotel operator totaling 50% of total accounts receivable. As of September 30, 2023, the Company had accounts receivable balances due from one hotel operator totaling 52% of total accounts receivable.
For the 13-week period ended December 30, 2023, the Company made purchases from one vendor that accounted for 11% of total purchases. For the 13-week period ended December 31, 2022, the Company did not make purchases from any one vendor that accounted for more than 10% of total purchases.
As of December 30, 2023 and September 30, 2023, all debt outstanding, other than the note payable to the sellers of the Blue Moon Fish Company, is with one lender (see Note 8 – Notes Payable).
GOODWILL AND TRADEMARKS — Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated condensed statements of income. The Company did not record any impairment to its goodwill or trademarks during the 13-weeks ended December 30, 2023 and December 31, 2022, respectively. It is possible that impairments could be identified in future periods, and such amounts could be material.
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets or ROU assets during the 13 weeks ended December 30, 2023 and December 31, 2022. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $6,414,000 and $5,583,000 in catering services revenue for the 13-week periods ended December 30, 2023 and December 31, 2022, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets, as of December 30, 2023 and September 30, 2023 was $3,418,000 and $5,962,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of December 30, 2023 and September 30, 2023, the total liability for gift cards in the amounts of approximately $513,000 and $340,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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
SEGMENT REPORTING — As of December 30, 2023, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
RECENTLY ADOPTED ACCOUNTING PRINCIPLES — On October 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, issued by the Financial Accounting Standards Board (“FASB”) and its related amendments using the prospective method. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including credit card receivables and receivables from hotel operators where the Company has a location, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities recognize credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. In accordance with this guidance, the Company evaluates certain criteria, including aging and historical write-offs, current economic conditions of specific customers and future economic conditions to determine the appropriate allowance for credit losses. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, which is for fiscal year 2026 and interim periods beginning in the first quarter of fiscal 2027, with early adoption permitted. The amendments may be applied prospectively or retrospectively with early adoption permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. The ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As we are currently subject to these SEC requirements, this ASU is not expected to have a material impact on our consolidated financial statements or related disclosures.
No other new accounting pronouncements issued or effective as of December 30, 2023 have had or are expected to have a material impact on our consolidated financial statements.
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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the assets and liabilities of the Company’s consolidated VIEs:

	December 30, 2023	September 30, 2023
	(in thousands)
Cash and cash equivalents	$419	$564
Accounts receivable	223	169
Inventories	49	47
Prepaid and refundable income taxes	15	204
Prepaid expenses and other current assets	17	31
Due from Ark Restaurants Corp. and affiliates (1)	219	58
Fixed assets - net	204	216
Operating lease right-of-use assets - net	1,723	1,796
Other assets	11	11
Total assets	$2,880	$3,096

Accounts payable - trade	$136	$93
Accrued expenses and other current liabilities	265	331
Current portion of operating lease liabilities	304	298
Operating lease liabilities, less current portion	1,546	1,623
Total liabilities	2,251	2,345
Equity of variable interest entities	629	751
Total liabilities and equity	$2,880	$3,096
(1)Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
The liabilities of $2,251,000 and $2,345,000 at December 30, 2023 and September 30, 2023, respectively, recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets and creditors of the VIEs do not have recourse to the general credit of the Company; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, the assets of $2,880,000 and $3,096,000 at December 30, 2023 and September 30, 2023, respectively, recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets, these assets can be used only to settle obligations of the three VIEs.

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

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by June 30, 2024, as extended. To date approximately $100,000 has been spent on this refresh.

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

On September 19, 2023, the Company extended the lease for its corporate office through December 31, 2038. The amended lease provides for rents, beginning on January 1, 2024. The lease also provides for, among other things, the ability for the Company to vacate the premises upon 12 months' notice.
4.    RECENT RESTAURANT DISPOSITIONS AND OTHER DEVELOPMENTS

During the 13 weeks ended December 30, 2023, the Company dissolved the entity which owned Lucky 7 at the Foxwoods Resort and Casino, which was closed in July of 2022. In connection with the dissolution, the Company reclassified the remaining non-controlling interest balance to additional paid-in capital.

5.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR as of April 1, 2023 and October 1, 2022 of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls with no change in ownership, bringing its total investment to $5,108,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with Accounting Standards Updated ("ASU") No. 2016-01. There are no observable prices for this investment. During the 13 weeks ended December 30, 2023, the Company received distributions of $26,000 from NMR which have been recorded as other income in the consolidated condensed statements of income. During the 13 weeks ended December 31, 2022, the Company did not receive any distributions from NMR.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 weeks ended December 30, 2023 and December 31, 2022. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary (NMR). As of December 30, 2023 and September 30, 2023, $25,000 and $11,000 were due to AM VIE by NMR, respectively.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and was originally due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,410,000 and $1,399,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at December 30, 2023 and September 30, 2023, respectively. On April 20, 2023, the maturity date of the note was extended to June 30, 2029.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 30, 2023	September 30, 2023
	(In thousands)
Sales tax payable	$1,302	$765
Accrued wages and payroll related costs	4,140	4,487
Customer advance deposits	3,418	5,962
Accrued occupancy and other operating expenses	2,906	2,615
	$11,766	$13,829

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of December 30, 2023. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of income.
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

The components of lease expense in the consolidated condensed statements of income are as follows:

	13 Weeks Ended
	December 30, 2023	December 31, 2022
	(In thousands)
Operating lease expense - occupancy expenses (1)	$3,454	$3,528
Occupancy lease expense - general and administrative expenses	122	114
Variable lease expense - occupancy expenses	1,377	1,357
Total lease expense	$4,953	$4,999
_________________________________
(1)    Includes short-term leases, which are immaterial.
Supplemental cash flow information related to leases:

	13 Weeks Ended
	December 30, 2023		December 31, 2022
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$4,898	$—	$5,171
The weighted average remaining lease terms and discount rates as of December 30, 2023 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	11.8 years	6.2%
The annual maturities of our lease liabilities as of December 30, 2023 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
September 28, 2024	$10,450
September 27, 2025	12,881
October 3, 2026	12,143
October 2, 2027	11,960
September 30, 2028	12,057
Thereafter	79,284
Total future lease commitments	138,775
Less imputed interest	(40,502)
Present value of lease liabilities	$98,273

8.    NOTES PAYABLE
Notes payable consist of the following:

	December 30, 2023	September 30, 2023
	(In thousands)
Promissory Note - Rustic Inn purchase	$2,830	$2,902
Promissory Note - JB's on the Beach purchase	2,500	2,750
Promissory Note - Sequoia renovation	1,143	1,257
Promissory Note - Blue Moon Fish Company	269	313
	6,742	7,222
Less: Current maturities	(2,011)	(1,987)
Less: Unamortized deferred financing costs	(82)	(95)
Long-term portion	$4,649	$5,140
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the "Prior Credit Agreement"). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of December 30, 2023, no advances were outstanding under the Credit Agreement. As of December 30, 2023, the weighted average interest on the outstanding BHBM indebtedness was approximately 9.0%.
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
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans were evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bore interest at the rate of 1.00% per annum. Funds from the PPP Loans were to be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the 13 weeks ended December 30, 2023, the Company prevailed in its appeal of a previously denied forgiveness decision related to a PPP Loan, and accordingly, was refunded $285,000 (including $6,000 of interest). During the 13 weeks ended December 31, 2022, $272,000 of PPP Loans (including $6,000 of accrued interest) was forgiven. As of December 30, 2023, no PPP Loans were outstanding.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $304,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $13,000 and $12,000 is included in interest expense for the 13 weeks ended December 30, 2023 and December 31, 2022, respectively.

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

10.    STOCK OPTIONS
The Company has options outstanding under two stock option plans, the 2016 Stock Option Plan and the 2022 Stock Option Plan. Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire 10 years after the date of grant.

During the 13-week periods ended December 30, 2023 and December 31, 2022, no options to purchase shares of common stock were issued by the Company.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
A summary of stock option activity is presented below:

	2024
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	471,250	$19.57	5.2 years
Options:
Granted	—
Exercised	—
Canceled or expired	—
Outstanding and expected to vest, end of period	471,250	$19.57	5.0 years	$308,000
Exercisable, end of period	310,125	$20.21	4.1 years	$154,000
Shares available for future grant	477,500

Compensation cost charged to operations for the 13 weeks ended December 30, 2023 and December 31, 2022 for share-based compensation programs was approximately $77,000 and $79,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of income.
As of December 30, 2023, there was approximately $151,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.2 years.

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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the 13-week periods ended December 30, 2023 and December 31, 2022, the Company recorded income of $285,000 and $272,000, respectively, for financial reporting purposes related to the forgiveness of some of its PPP Loans. The forgiveness of these amounts is not taxable and the related income recorded for financial reporting purposes was considered an unusual or infrequent event and the tax effect was recorded discretely in the quarter.

The provision for income taxes for the 13-week period ended December 30, 2023 was $158,000 and the effective tax rate was 9.0%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the recognition of certain tax benefits related to the expected generation of FICA tax credits in the current year, operating income attributable to non-controlling interests that is not taxable to the Company, and the discrete tax benefit attributable to income related to the PPP Loan forgiveness which is not taxable for income tax reporting purposes.

The provision for income taxes for the 13-week period ended December 31, 2022 was $114,000 and the effective tax rate was 5.3%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the tax benefits related to the generation of FICA tax credits, operating income attributable to non-controlling interests that is not taxable to the Company and the discrete tax benefit attributable to income related to the PPP loan forgiveness which is not taxable for income tax reporting purposes.

The Company’s overall effective tax rate in the future will be affected by factors such as changes in tax law, the utilization of state and local net operating loss carryforwards, the generation and expected utilization of FICA tax credits, and the mix of earnings by state taxing jurisdictions as Nevada does not impose a state income tax, as compared to the other major state and local jurisdictions in which the Company has operations. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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
A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended
	December 30, 2023	December 31, 2022
Basic	3,604	3,600
Effect of dilutive securities:
Stock options	27	48
Diluted	3,631	3,648

For the 13-week period ended December 30, 2023, the dilutive effect of 381,250 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13-week period ended December 31, 2022, the dilutive effect of 418,000 options was not included in diluted earnings per share as their impact would have been anti-dilutive.
13.    DIVIDENDS
On November 8, 2023, the Board of Directors of the Company (the "Board") declared a quarterly cash dividend of $0.1875 per share which was paid on December 13, 2023 to shareholders of record of the Company's common stock at the close of business on November 30, 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.

14.    SUBSEQUENT EVENTS
On February 6, 2024, the Board of Directors declared a quarterly cash dividend of $0.1875 per share to be paid on March 13, 2024 to shareholders of record of the Company's common stock at the close of business on February 29, 2024.

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
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended September 30, 2023 and the consolidated condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
Inflation
Our operating results have been and continue to be impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation and other increased costs. The ongoing impact of these events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delays in opening or acquiring new restaurants. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
Overview
As of December 30, 2023, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended December 30, 2023 and December 31, 2022 each included 13 weeks.
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
Results of Operations
The Company’s operating income for the 13 weeks ended December 30, 2023 decreased 27.2% as compared to the same period of the prior year primarily as a result of continued increases in labor costs in connection with record low unemployment, inflation related to non-commodity related expenses partially offset by some easing in commodity prices.

The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended December 30, 2023 and December 31, 2022:

	13 Weeks Ended		Variance
	December 30, 2023	December 31, 2022	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$46,630	$46,539	$91	0.2%
Other revenue	857	906	(49)	-5.4%
Total revenues	47,487	47,445	42	0.1%
COSTS AND EXPENSES:
Food and beverage cost of sales	12,071	12,435	(364)	-2.9%
Payroll expenses	16,977	16,522	455	2.8%
Occupancy expenses	6,332	6,183	149	2.4%
Other operating costs and expenses	6,092	5,932	160	2.7%
General and administrative expenses	3,320	3,137	183	5.8%
Depreciation and amortization	1,092	1,033	59	5.7%
Total costs and expenses	45,884	45,242	642	1.4%
OPERATING INCOME	$1,603	$2,203	$(600)	-27.2%

Revenues
During the 13 weeks ended December 30, 2023, revenues increased 0.1% as compared to revenues for the 13 weeks ended December 31, 2022.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased 0.3% during the 13 weeks ended December 30, 2023 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	December 30, 2023	December 31, 2022	$	%
	(in thousands)
Las Vegas	$14,844	$15,297	$(453)	-3.0%
New York	12,089	10,744	1,345	12.5%
Washington, D.C.	2,463	2,818	(355)	-12.6%
Atlantic City, NJ	555	592	(37)	-6.3%
Alabama	3,077	3,128	(51)	-1.6%
Florida	12,070	12,648	(578)	-4.6%
Same-store sales	45,098	45,227	$(129)	-0.3%
Other	1,532	1,312
Food and beverage sales	$46,630	$46,539
Same-store sales in Las Vegas decreased 3.0% primarily as a result of lower headcounts in the current period. Same-store sales in New York increased 12.5% driven primarily by strong revenues from our event business. Same-store sales in Washington, D.C. decreased 12.6% as a result of lower headcounts. Same-store sales in Atlantic City decreased 6.3% as a result of lower customer traffic at the property where we are located. Same-store sales in Alabama decreased 1.6% primarily as a result of slightly lower customer headcounts. Same-store sales in Florida decreased 4.6% primarily as a result of lower headcounts as compared to the comparable prior period which benefited from outsized volumes as a result of the population increase in Southeast Florida.

Costs and Expenses
Costs and expenses for the 13 weeks ended December 30, 2023 and December 31, 2022 were as follows (in thousands):

	13 Weeks Ended December 30, 2023	% to Total Revenues	13 Weeks Ended December 31, 2022	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$12,071	25.4%	$12,435	26.2%	(364)	-2.9%
Payroll expenses	16,977	35.8%	16,522	34.8%	455	2.8%
Occupancy expenses	6,332	13.3%	6,183	13.0%	149	2.4%
Other operating costs and expenses	6,092	12.8%	5,932	12.5%	160	2.7%
General and administrative expenses	3,320	7.0%	3,137	6.6%	183	5.8%
Depreciation and amortization	1,092	2.3%	1,033	2.2%	59	5.7%
Total costs and expenses	$45,884		$45,242		$642

Food and beverage costs as a percentage of total revenues for the 13 weeks ended December 30, 2023 as compared with the same period of last year decreased as a result of a very strong event business in New York City, which has higher margins, combined with some easing in commodity prices.

Payroll expenses as a percentage of total revenues for the 13 weeks ended December 30, 2023 increased as compared with the same period of last year primarily as a result of record low unemployment combined with merit increases and increasing minimum wages in the states where we operate.

Occupancy expenses as a percentage of total revenues for the 13 weeks ended December 30, 2023 increased as compared with the same periods of last year primarily as a result of increases in base rents and increases in property and liability insurance premiums.

Other operating costs and expenses as a percentage of total revenues for the 13 weeks ended December 30, 2023 as compared to the same period of last year increased primarily as a result of inflation.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 weeks ended December 30, 2023 increased as compared to the same periods of last year as a result of annual merit increases.

Depreciation and amortization expense for the 13 weeks ended December 30, 2023 increased slightly as compared to the same period of last year primarily as a result of the Gallagher's Steakhouse renovation costs being placed into service on April 28, 2023.
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

As of December 30, 2023, we had a cash and cash equivalents balance of $12,122,000. The Company had a working capital deficit of $(5,079,000) at December 30, 2023 as compared with a working capital deficit of $(5,932,000) at September 30, 2023. This decrease in the deficit is primarily the result of lower accrued expenses from the collection of catering deposits partially offset by an increase in distributions to non-controlling interests.

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
Cash Flows for 13 Weeks Ended December 30, 2023 and December 31, 2022
Net cash provided by operating activities for the 13 weeks ended December 30, 2023 was $558,000 as compared to cash used in operating activities of $(903,000) in the same period of last year. This increase was primarily due to a favorable change in working capital (primarily accrued expenses), partially offset by a decrease in operating income.
Net cash used in investing activities for the 13 weeks ended December 30, 2023 and December 31, 2022 was $(254,000) and $(751,000), respectively, and resulted primarily from purchases of fixed assets at existing restaurants.
Net cash used in financing activities for the 13 weeks ended December 30, 2023 and December 31, 2022 was $(1,597,000) and $(2,358,000), respectively, and resulted primarily from principal payments on notes payable, the payment of dividends and the payment of distributions to non-controlling interests and in the prior year principal payments on PPP Loans.
Recent Restaurant Expansions and Other Developments
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

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by June 30, 2024, as extended. To date approximately $100,000 has been spent on this refresh.

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

Recent Restaurant Dispositions and Other Developments
During the 13 weeks ended December 30, 2023, the Company dissolved the entity which owned Lucky 7 at the Foxwoods Resort and Casino, which was closed in July of 2022. In connection with the dissolution, the Company reclassified the remaining non-controlling interest balance to additional paid-in capital.
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018. Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000, with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of December 30, 2023, no advances were outstanding under the Credit Agreement. As of December 30, 2023, the weighted average interest on the outstanding BHBM notes payable was approximately 9.0%.
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
Recent Events
On February 6, 2024, the Board of Directors declared a quarterly cash dividend of $0.1875 per share to be paid on March 13, 2024 to shareholders of record of the Company's common stock at the close of business on February 29, 2024.
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
The Company’s critical accounting estimates are described in the Company’s MD&A included in Form 10-K for the year ended September 30, 2023. There have been no significant changes to such critical accounting estimates during the first fiscal quarter 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 30, 2023 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Insider Trading Arrangements and Policies

During the first quarter of 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6.    Exhibits
3.1 Amended and Restated Bylaws of Ark Restaurants Corp., incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed with the SEC on January 1, 2024.
31.1* Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2* Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32** Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..
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

Date:	February 13, 2024

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)