Form 10-Q
period 2024-03-30
ARK RESTAURANTS CORP
filed 2024-05-14
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of May 9, 2024, there were 3,604,157 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	March 30, 2024	September 30, 2023
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $154 at March 30, 2024 and $564 at September 30, 2023 related to VIEs)	$10,412	$13,415
Accounts receivable (includes $242 at March 30, 2024 and $169 at September 30, 2023 related to VIEs)	4,042	3,313
Employee receivables	292	328
Inventories (includes $42 at March 30, 2024 and $47 at September 30, 2023 related to VIEs)	2,362	3,093
Prepaid and refundable income taxes (includes $16 at March 30, 2024 and $204 at September 30, 2023 related to VIEs)	247	212
Prepaid expenses and other current assets (includes $39 at March 30, 2024 and $31 at September 30, 2023 related to VIEs)	2,648	1,569
Total current assets	20,003	21,930
FIXED ASSETS - Net (includes $253 at March 30, 2024 and $216 at September 30, 2023 related to VIEs)	32,843	34,314
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $1,650 at March 30, 2024 and $1,796 at September 30, 2023 related to VIEs)	92,331	96,459
GOODWILL	7,440	7,440
TRADEMARKS	4,220	4,220
INTANGIBLE ASSETS - Net	141	187
DEFERRED INCOME TAXES	3,884	3,738
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,528	6,507
OTHER ASSETS (includes $11 at March 30, 2024 and September 30, 2023 related to VIEs)	2,161	2,161
TOTAL ASSETS	$169,551	$176,956

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $138 at March 30, 2024 and $93 at September 30, 2023 related to VIEs)	$4,538	$4,058
Accrued expenses and other current liabilities (includes $237 at March 30, 2024 and $331 at September 30, 2023 related to VIEs)	12,468	13,829
Current portion of operating lease liabilities (includes $311 at March 30, 2024 and $298 at September 30, 2023 related to VIEs)	8,079	7,988
Current portion of notes payable	1,946	1,987
Total current liabilities	27,031	27,862
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $1,465 at March 30, 2024 and $1,623 at September 30, 2023 related to VIEs)	88,227	92,232
NOTES PAYABLE, LESS CURRENT PORTION	4,227	5,140
TOTAL LIABILITIES	119,485	125,234
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,604 shares at March 30, 2024 and September 30, 2023	36	36
Additional paid-in capital	14,998	14,161
Retained earnings	34,660	36,091
Total Ark Restaurants Corp. shareholders’ equity	49,694	50,288
NON-CONTROLLING INTERESTS	372	1,434
TOTAL EQUITY	50,066	51,722
TOTAL LIABILITIES AND EQUITY	$169,551	$176,956
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
REVENUES:
Food and beverage sales	$41,188	$40,913	$87,818	$87,452
Other revenue	1,069	984	1,925	1,890
Total revenues	42,257	41,897	89,743	89,342
COSTS AND EXPENSES:
Food and beverage cost of sales	12,138	11,795	24,209	24,231
Payroll expenses	15,512	15,311	32,488	31,833
Occupancy expenses	5,775	5,255	12,107	11,438
Other operating costs and expenses	5,836	5,352	11,928	11,283
General and administrative expenses	3,141	3,023	6,461	6,159
Depreciation and amortization	1,057	1,138	2,149	2,171
Total costs and expenses	43,459	41,874	89,342	87,115
OPERATING INCOME (LOSS)	(1,202)	23	401	2,227
OTHER (INCOME) EXPENSE:
Interest expense	161	465	332	894
Interest income	(11)	(217)	(22)	(306)
Other income	—	—	(26)	—
Gain on forgiveness of PPP Loans	—	—	(285)	(272)
Total other (income) expense, net	150	248	(1)	316
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(1,352)	(225)	402	1,911
Provision (benefit) for income taxes	(147)	19	11	133
CONSOLIDATED NET INCOME (LOSS)	(1,205)	(244)	391	1,778
Net income attributable to non-controlling interests	(244)	(240)	(470)	(537)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(1,449)	$(484)	$(79)	$1,241

NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP. PER COMMON SHARE:
Basic	$(0.40)	$(0.13)	$(0.02)	$0.34
Diluted	$(0.40)	$(0.13)	$(0.02)	$0.34

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,604	3,600	3,604	3,600
Diluted	3,604	3,600	3,604	3,646
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended March 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - December 30, 2023	3,604	$36	$14,930	$36,785	$51,751	$527	$52,278
Net income (loss)	—	—	—	(1,449)	(1,449)	244	(1,205)
Stock-based compensation	—	—	68	—	68	—	68
Distributions to non-controlling interests	—	—	—	—	—	(399)	(399)
Dividends paid - $0.1875 per share	—	—	—	(676)	(676)	—	(676)
BALANCE - March 30, 2024	3,604	$36	$14,998	$34,660	$49,694	$372	$50,066

For the 26 weeks ended March 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 30, 2023	3,604	$36	$14,161	$36,091	$50,288	$1,434	$51,722
Net income (loss)	—	—	—	(79)	(79)	470	391
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	692	—	692	(692)	—
Stock-based compensation	—	—	145	—	145	—	145
Distributions to non-controlling interests	—	—	—	—	—	(840)	(840)
Dividends paid - $0.375 per share	—	—	—	(1,352)	(1,352)	—	(1,352)
BALANCE - March 30, 2024	3,604	$36	$14,998	$34,660	$49,694	$372	$50,066
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended April 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - December 31, 2022	3,600	$36	$15,572	$45,546	$61,154	$495	$61,649
Net income (loss)	—	—	—	(484)	(484)	240	(244)
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	(1,685)	—	(1,685)	1,685	—
Stock-based compensation	—	—	80	—	80	—	80
Distributions to non-controlling interests	—	—	—	—	—	(467)	(467)
Dividends paid - $0.125 per share	—	—	—	(450)	(450)	—	(450)
BALANCE - April 1, 2023	3,600	$36	$13,967	$44,612	$58,615	$1,953	$60,568

For the 26 weeks ended April 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 1, 2022	3,600	$36	$15,493	$44,271	$59,800	$318	$60,118
Net income	—	—	—	1,241	1,241	537	1,778
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	(1,685)	—	(1,685)	1,685	—
Stock-based compensation	—	—	159	—	159	—	159
Distributions to non-controlling interests	—	—	—	—	—	(587)	(587)
Dividends paid - $0.25 per share	—	—	—	(900)	(900)	—	(900)
BALANCE - April 1, 2023	3,600	$36	$13,967	$44,612	$58,615	$1,953	$60,568
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	26 Weeks Ended
	March 30, 2024	April 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$391	$1,778
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation	145	159
Gain on forgiveness of PPP Loans	—	(272)
Deferred income taxes	(146)	23
Accrued interest on note receivable from NMR	(21)	(21)
Depreciation and amortization	2,149	2,171
Amortization of operating lease assets	214	430
Amortization of deferred financing costs	27	15
Changes in operating assets and liabilities:
Accounts receivable	(729)	(491)
Inventories	731	402
Prepaid, refundable and accrued income taxes	(35)	1,459
Prepaid expenses and other current assets	(1,079)	(264)
Other assets	—	370
Accounts payable - trade	480	(329)
Accrued expenses and other current liabilities	(1,361)	(3,319)
Net cash provided by operating activities	766	2,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(632)	(2,085)
Loans and advances made to employees	(26)	(42)
Payments received on employee receivables	62	104
Proceeds from maturity of certificate of deposit	—	5,021
Net cash provided by (used in) investing activities	(596)	2,998

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(981)	(8,640)
Principal payments on PPP Loans	—	(531)
Dividends paid	(1,352)	(900)
Distributions to non-controlling interests	(840)	(587)
Net cash used in financing activities	(3,173)	(10,658)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,003)	(5,549)
CASH AND CASH EQUIVALENTS, Beginning of period	13,415	23,439
CASH AND CASH EQUIVALENTS, End of period	$10,412	$17,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$303	$879
Income taxes	$191	$9
Non-cash financing activities:
Elimination of non-controlling interest upon dissolution of subsidiary	$692	$1,685
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS March 30, 2024 (Unaudited)
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
INFLATION — Our operating results have been and continue to be impacted by geopolitical and macroeconomic events, causing increased commodity prices, wage inflation and other increased costs. The ongoing impact of these events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delays in opening or acquiring new restaurants. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: projected cash flows, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its long-lived assets, such as property, right-of-use assets and intangibles, fair values of financial instruments and share-based compensation, estimates made in connection with acquisitions and impairment analyses, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 26 weeks ended March 30, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 28, 2024.
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
CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits. Accounts receivable is primarily comprised of normal business receivables such as credit card receivables that are paid in a short period of time and other receivables from hotel operators where the Company has a location and are recorded upon satisfaction of the performance obligation. Management believes based on historical information that credit card receivables and receivables which are paid in a short period of time and from hotel operators where the Company has a location do not typically result in credit losses, and therefore does not record an allowance for credit losses.

As of March 30, 2024, the Company had accounts receivable balances due from one hotel operator totaling 42% of total accounts receivable. As of September 30, 2023, the Company had accounts receivable balances due from one hotel operator totaling 52% of total accounts receivable.
For the 13-week period ended March 30, 2024, the Company made purchases from one vendor that accounted for 13% of total purchases. For the 13-week period ended April 1, 2023, the Company made purchases from two vendors that accounted for 24% of total purchases.
For the 26-week period ended March 30, 2024, the Company made purchases from one vendor that accounted for 12% of total purchases. For the 26-week period ended April 1, 2023, the Company made purchases from two vendors that accounted for 22% of total purchases.
As of March 30, 2024 and September 30, 2023, all debt outstanding, other than the note payable to the sellers of the Blue Moon Fish Company, is with one lender (see Note 8 – Notes Payable).
GOODWILL AND TRADEMARKS — Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated condensed statements of income. The Company did not record any impairment to its goodwill or trademarks during the 13- and 26- weeks ended March 30, 2024 and April 1, 2023, respectively. It is possible that impairments could be identified in future periods, and such amounts could be material.
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets or ROU assets during the 13 and 26 weeks ended March 30, 2024 and April 1, 2023. Given the inherent uncertainty in projecting results of restaurants, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $2,203,000 and $1,541,000 in catering services revenue for the 13-week periods ended March 30, 2024 and April 1, 2023, respectively, and $8,617,000 and $7,124,000 for the 26-week periods ended March 30, 2024 and April 1, 2023, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets, as of March 30, 2024 and September 30, 2023 was $5,463,000 and $5,962,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of March 30, 2024 and September 30, 2023, the total liability for gift cards in the amounts of approximately $461,000 and $340,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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
SEGMENT REPORTING — As of March 30, 2024, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, which is for fiscal year 2025 and interim periods beginning in the first quarter of fiscal 2025, with early adoption permitted. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements and disclosures.
No other new accounting pronouncements issued or effective as of March 30, 2024 have had or are expected to have a material impact on our consolidated financial statements.
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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the assets and liabilities of the Company’s consolidated VIEs:

	March 30, 2024	September 30, 2023
	(in thousands)
Cash and cash equivalents	$154	$564
Accounts receivable	242	169
Inventories	42	47
Prepaid and refundable income taxes	16	204
Prepaid expenses and other current assets	39	31
Due from Ark Restaurants Corp. and affiliates (1)	21	58
Fixed assets - net	253	216
Operating lease right-of-use assets - net	1,650	1,796
Other assets	11	11
Total assets	$2,428	$3,096

Accounts payable - trade	$138	$93
Accrued expenses and other current liabilities	237	331
Current portion of operating lease liabilities	311	298
Operating lease liabilities, less current portion	1,465	1,623
Total liabilities	2,151	2,345
Equity of variable interest entities	277	751
Total liabilities and equity	$2,428	$3,096
(1)Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
The liabilities of $2,151,000 and $2,345,000 at March 30, 2024 and September 30, 2023, respectively, recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets and creditors of the VIEs do not have recourse to the general credit of the Company; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, the assets of $2,428,000 and $3,096,000 at March 30, 2024 and September 30, 2023, respectively, recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets, these assets can be used only to settle obligations of the three VIEs.

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

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by June 30, 2024, as extended. To date approximately $150,000 has been spent on this refresh.

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

5.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR as of April 1, 2023 and October 1, 2022 of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls with no change in ownership, bringing its total investment to $5,108,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with Accounting Standards Updated ("ASU") No. 2016-01. There are no observable prices for this investment. During the 13 and 26 weeks ended March 30, 2024, the Company received distributions of $0 and $26,000, respectively, from NMR which have been recorded as other income in the consolidated condensed statements of income. During the 13 and 26 weeks ended April 1, 2023, the Company did not receive any distributions from NMR.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 and 26 weeks ended March 30, 2024 and April 1, 2023. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary. As of March 30, 2024 and September 30, 2023, $122,000 and $11,000 were due to AM VIE by NMR, respectively.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on June 30, 2029. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,421,000 and $1,399,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at March 30, 2024 and September 30, 2023, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 30, 2024	September 30, 2023
	(In thousands)
Sales tax payable	$954	$765
Accrued wages and payroll related costs	3,253	4,487
Customer advance deposits	5,463	5,962
Accrued occupancy and other operating expenses	2,798	2,615
	$12,468	$13,829

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of March 30, 2024. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of income.
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
The components of lease expense in the consolidated condensed statements of income are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
	(In thousands)		(In thousands)
Operating lease expense - occupancy expenses (1)	$3,469	$3,401	$6,923	$6,929
Occupancy lease expense - general and administrative expenses	122	116	244	230
Variable lease expense - occupancy expenses	747	412	2,124	1,769
Total lease expense	$4,338	$3,929	$9,291	$8,928
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	26 Weeks Ended
	March 30, 2024		April 1, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$9,161	$—	$9,754
The weighted average remaining lease terms and discount rates as of March 30, 2024 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	11.7 years	6.2%
The annual maturities of our lease liabilities as of March 30, 2024 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
September 28, 2024	$6,979
September 27, 2025	12,881
October 3, 2026	12,143
October 2, 2027	11,960
September 30, 2028	12,057
Thereafter	79,284
Total future lease commitments	135,304
Less imputed interest	(38,998)
Present value of lease liabilities	$96,306

8.    NOTES PAYABLE
Notes payable consist of the following:

	March 30, 2024	September 30, 2023
	(In thousands)
Promissory Note - Rustic Inn purchase	$2,759	$2,902
Promissory Note - JB's on the Beach purchase	2,250	2,750
Promissory Note - Sequoia renovation	1,029	1,257
Promissory Note - Blue Moon Fish Company	203	313
	6,241	7,222
Less: Current maturities	(1,946)	(1,987)
Less: Unamortized deferred financing costs	(68)	(95)
Long-term portion	$4,227	$5,140
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the "Prior Credit Agreement"). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the

LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of March 30, 2024, no advances were outstanding under the Credit Agreement. As of March 30, 2024, the weighted average interest on the outstanding BHBM indebtedness was approximately 9.0%.
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
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans were evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bore interest at the rate of 1.00% per annum. Funds from the PPP Loans were to be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the 13 weeks ended December 30, 2023, the Company prevailed in its appeal of a previously denied forgiveness decision related to a PPP Loan, and accordingly, was refunded $285,000 (including $6,000 of interest). As of March 30, 2024 no PPP Loans were outstanding.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $304,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $14,000 and $3,000 is included in interest expense for the 13 weeks ended March 30, 2024 and April 1, 2023, respectively. Amortization expense is $27,000 and $15,000 for the 26 weeks ended March 30, 2024 and April 1, 2023, respectively.

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
On January 18, 2024, options to purchase 107,500 shares of common stock at an exercise price of $14.80 per share were granted to officers and directors of the Company under the 2022 Stock Option Plan. Such options are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to 25% each year thereafter. The grant date fair value of these stock options was $4.39 per share and totaled approximately $472,000.
The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk-free interest rate. The assumptions used for the above include a risk-free interest rate of 4.5%, volatility of 34.3%, a dividend yield of 3.8% and an expected life of 10 years.
During the 26-week period ended April 1, 2023, no options to purchase shares of common stock were issued by the Company.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.

A summary of stock option activity is presented below:

	2024
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	471,250	$19.57	5.2 years
Options:
Granted	107,500	$14.80
Exercised	—
Canceled or expired	—
Outstanding and expected to vest, end of period	578,750	$18.68	5.7 years	$279,000
Exercisable, end of period	409,375	$20.62	4.3 years	$140,000
Shares available for future grant	370,000

Compensation cost charged to operations for the 13 weeks ended March 30, 2024 and April 1, 2023 for share-based compensation programs was approximately $68,000 and $80,000, respectively, and for the 26 weeks ended March 30, 2024 and April 1, 2023 was approximately $145,000 and $159,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of income.
As of March 30, 2024, there was approximately $550,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.8 years.

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

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the 26-week periods ended March 30, 2024 and April 1, 2023, the Company recorded income of $285,000 and $272,000, respectively, for financial reporting purposes related to the forgiveness of some of its PPP Loans. The forgiveness of these amounts is not taxable and the related income recorded for financial reporting purposes was considered an unusual or infrequent event and the tax effect was recorded discretely in the quarter.

The provision for income taxes for the 26-week period ended March 30, 2024 was $11,000 and the effective tax rate was 2.7%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the recognition of certain tax benefits related to the expected generation of FICA tax credits in the current year, operating income attributable to non-controlling interests that is not taxable to the Company, and the discrete tax benefit attributable to income related to the PPP Loan forgiveness which is not taxable for income tax reporting purposes.

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
A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Basic	3,604	3,600	3,604	3,600
Effect of dilutive securities:
Stock options	—	—	—	46
Diluted	3,604	3,600	3,604	3,646

For the 13- and 26- week periods ended March 30, 2024, the dilutive effect of 471,250 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13- and 26- week periods ended April 1, 2023, the dilutive effect of 544,125 and 418,125 options, respectively, was not included in diluted earnings per share as their impact would have been anti-dilutive.
13.    DIVIDENDS
On February 6, 2024, the Board of Directors of the Company (the Board of Directors") declared a quarterly cash dividend of $0.1875 per share to be paid on March 13, 2024 to shareholders of record of the Company's common stock at the close of business of February 29, 2024. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board of Directors and will depend upon operating performance and other factors.

14.    SUBSEQUENT EVENTS
On May 7, 2024, the Board of Directors declared a quarterly cash dividend of $0.1875 per share to be paid on June 12, 2024 to shareholders of record of the Company's common stock at the close of business on May 31, 2024.

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
Inflation
Our operating results have been and continue to be impacted by geopolitical and macroeconomic events, causing increased commodity prices, wage inflation and other increased costs. The ongoing impact of these events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delays in opening or acquiring new restaurants. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
Overview
As of March 30, 2024, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended March 30, 2024 and April 1, 2023 each included 13 and 26 weeks.
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
Results of Operations
The Company’s operating income (loss) for the 13 and 26 weeks ended March 30, 2024 decreased as compared to the same period of the prior year primarily as a result of continued increases in labor costs in connection with record low unemployment, inflation related to non-commodity related expenses, partially offset by the negative impact on the prior period of the temporary closure of Gallagher's Steakhouse for renovation on February 5, 2023 (which reopened on April 28, 2023).

The following table summarizes the significant components of the Company’s operating results for the 13- and 26-week periods ended March 30, 2024 and April 1, 2023:

	13 Weeks Ended		Variance		26 Weeks Ended		Variance
	March 30, 2024	April 1, 2023	$	%	March 30, 2024	April 1, 2023	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$41,188	$40,913	$275	0.7%	$87,818	$87,452	$366	0.4%
Other revenue	1,069	984	85	8.6%	1,925	1,890	35	1.9%
Total revenues	42,257	41,897	360	0.9%	89,743	89,342	401	0.4%
COSTS AND EXPENSES:
Food and beverage cost of sales	12,138	11,795	343	2.9%	24,209	24,231	(22)	-0.1%
Payroll expenses	15,512	15,311	201	1.3%	32,488	31,833	655	2.1%
Occupancy expenses	5,775	5,255	520	9.9%	12,107	11,438	669	5.8%
Other operating costs and expenses	5,836	5,352	484	9.0%	11,928	11,283	645	5.7%
General and administrative expenses	3,141	3,023	118	3.9%	6,461	6,159	302	4.9%
Depreciation and amortization	1,057	1,138	(81)	-7.1%	2,149	2,171	(22)	-1.0%
Total costs and expenses	43,459	41,874	1,585	3.8%	89,342	87,115	2,227	2.6%
OPERATING INCOME (LOSS)	$(1,202)	$23	$(1,225)	NM	$401	$2,227	$(1,826)	-82.0%
_________________________________
NM - Not meaningful.
Revenues
During the 13- and 26-week periods ended March 30, 2024, revenues increased marginally as compared to revenues for the 13- and 26-week periods ended April 1, 2023. The net increases resulted primarily from decreases in same-store sales discussed below, offset by an increase in sales at Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV which was substantially closed for renovation in the prior period from February 5, 2023 through April 27, 2023. Revenues for the period from closure through April 1, 2023 were $714,000 as compared to $2,114,000 for the comparable period in the current fiscal quarter.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales increased 0.4% during the 13 weeks ended March 30, 2024 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	March 30, 2024	April 1, 2023	$	%
	(in thousands)
Las Vegas	$13,799	$12,908	$891	6.9%
New York	4,991	4,749	242	5.1%
Washington, D.C.	1,438	1,510	(72)	-4.8%
Atlantic City, NJ	763	752	11	1.5%
Alabama	3,567	3,545	22	0.6%
Florida	16,448	17,397	(949)	-5.5%
Same-store sales	41,006	40,861	$145	0.4%
Other	182	52
Food and beverage sales	$41,188	$40,913
Same-store sales in Las Vegas increased 6.9% primarily as a result of the negative impact on the prior period of the temporary closure of Gallagher's Steakhouse for renovation on February 5, 2023 (which reopened on April 28, 2023). Same-store sales in New York increased 5.1% driven primarily by strong revenues from our event business. Same-store sales in Washington, D.C. decreased 4.8% as a result of lower headcounts and the closure of the property after Sunday after close through lunch on Thursdays for the winter. Same-store sales in Atlantic City increased 1.5% as a result of better than expected customer traffic at the property where we are located. Same-store sales in Alabama increased 0.6% primarily as a result of menu price increase partially offset by slightly lower headcounts. Same-store sales in Florida decreased 5.5% primarily as a result of lower headcounts as compared to the comparable prior period which benefited from outsized volumes as a result of the population increase in Southeast Florida.
On a Company-wide basis, same-store sales during the 26 weeks ended March 30, 2024 were consistent as compared to the same period of last year as follows:

	26 Weeks Ended		Variance
	March 30, 2024	April 1, 2023	$	%
	(in thousands)
Las Vegas	$28,643	$28,205	$438	1.6%
New York	17,080	15,493	1,587	10.2%
Washington, D.C.	3,901	4,328	(427)	-9.9%
Atlantic City, NJ	1,318	1,344	(26)	-1.9%
Alabama	6,644	6,673	(29)	-0.4%
Florida	28,518	30,045	(1,527)	-5.1%
Same-store sales	86,104	86,088	$16	—%
Other	1,714	1,364
Food and beverage sales	$87,818	$87,452
Same-store sales in Las Vegas increased 1.6% primarily as a result of the negative impact on the prior period of the temporary closure of Gallagher's Steakhouse for renovation on February 5, 2023 (which reopened on April 28, 2023), partially offset by lower headcounts in the current period. Same-store sales in New York increased 10.2% driven primarily by strong revenues from our event business. Same-store sales in Washington, D.C. decreased 9.9% as a result of lower headcounts. Same-store sales in Atlantic City decreased 1.9% as a result of lower customer traffic at the property where we are located. Same-store sales in Alabama decreased 0.4% primarily as a result of slightly lower customer headcounts. Same-store sales in Florida decreased 5.1% primarily as a result of lower headcounts as compared to the comparable prior period which benefited from outsized volumes as a result of the population increase in Southeast Florida.

Costs and Expenses
Costs and expenses for the 13 and 26 weeks ended March 30, 2024 and April 1, 2023 were as follows (in thousands):

	13 Weeks Ended March 30, 2024	% to Total Revenues	13 Weeks Ended April 1, 2023	% to Total Revenues	Increase (Decrease)		26 Weeks Ended March 30, 2024	% to Total Revenues	26 Weeks Ended April 1, 2023	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$12,138	28.7%	$11,795	28.2%	343	2.9%	$24,209	27.0%	$24,231	27.1%	(22)	-0.1%
Payroll expenses	15,512	36.7%	15,311	36.5%	201	1.3%	32,488	36.2%	31,833	35.6%	655	2.1%
Occupancy expenses	5,775	13.7%	5,255	12.5%	520	9.9%	12,107	13.5%	11,438	12.8%	669	5.8%
Other operating costs and expenses	5,836	13.8%	5,352	12.8%	484	9.0%	11,928	13.3%	11,283	12.6%	645	5.7%
General and administrative expenses	3,141	7.4%	3,023	7.2%	118	3.9%	6,461	7.2%	6,159	6.9%	302	4.9%
Depreciation and amortization	1,057	2.5%	1,138	2.7%	(81)	-7.1%	2,149	2.4%	2,171	2.4%	(22)	-1.0%
Total costs and expenses	$43,459		$41,874		$1,585		$89,342		$87,115		$2,227

Food and beverage costs as a percentage of total revenues for the 13 weeks ended March 30, 2024 as compared with the same period of last year increased as a result of increases in commodity prices, which had been easing for several quarters. Food and beverage costs as a percentage of total revenues for the 26 weeks ended March 30, 2024 as compared with the same period of last year decreased marginally as a result of a strong event business in New York City, which has higher margins, partially offset by higher commodity prices in the current quarter.

Payroll expenses as a percentage of total revenues for the 13 and 26 weeks ended March 30, 2024 increased as compared with the same period of last year primarily as a result of record low unemployment combined with merit increases and increasing minimum wages in the states where we operate.

Occupancy expenses as a percentage of total revenues for the 13 and 26 weeks ended March 30, 2024 increased as compared with the same periods of last year primarily as a result of increases in base rents and increases in property and liability insurance premiums.

Other operating costs and expenses as a percentage of total revenues for the 13 and 26 weeks ended March 30, 2024 as compared to the same period of last year increased primarily as a result of inflation.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 and 26 weeks ended March 30, 2024 increased as compared to the same periods of last year as a result of annual merit increases.

Depreciation and amortization expense for the 13 and 26 weeks ended March 30, 2024 decreased slightly as compared to the same period of last year primarily as a result of certain assets becoming fully depreciated.
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

As of March 30, 2024, we had a cash and cash equivalents balance of $10,412,000. The Company had a working capital deficit of $(7,028,000) at March 30, 2024 as compared with a working capital deficit of $(5,932,000) at September 30, 2023. This increase in the deficit is primarily the result of higher accrued expenses from the collection of catering deposits.

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
Cash Flows for 26 Weeks Ended March 30, 2024 and April 1, 2023
Net cash provided by operating activities for the 26 weeks ended March 30, 2024 and April 1, 2023 was $766,000 and $2,111,000, respectively, and resulted primarily due to changes in working capital (primarily accrued expenses), partially offset by a decrease in operating income.
Net cash used in investing activities for the 26 weeks ended March 30, 2024 was $596,000 as compared to cash provided by investing activities of $2,998,000 in the same period as last year. This resulted primarily from proceeds from the maturity of certificates of deposit in the prior period partially offset by lower purchases of fixed assets at existing restaurants in the current period.
Net cash used in financing activities for the 26 weeks ended March 30, 2024 and April 1, 2023 was $(3,173,000) and $(10,658,000), respectively, and resulted primarily from principal payments on notes payable, the payment of dividends and the payment of distributions to non-controlling interests and in the prior year principal payments on PPP Loans.
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

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by June 30, 2024, as extended. To date approximately $150,000 has been spent on this refresh.

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
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the "Prior Credit Agreement"). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of March 30, 2024, no advances were outstanding under the Credit Agreement. As of March 30, 2024, the weighted average interest on the outstanding BHBM indebtedness was approximately 9.0%.
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
Recent Events
On May 7, 2024, the Board of Directors declared a quarterly cash dividend of $0.1875 per share to be paid on June 12, 2024 to shareholders of record of the Company's common stock at the close of business on May 31, 2024.
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

The Company’s critical accounting estimates are described in the Company’s MD&A included in Form 10-K for the year ended September 30, 2023. There have been no significant changes to such critical accounting estimates during the second fiscal quarter 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 30, 2024 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Insider Trading Arrangements and Policies

During the second quarter of 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6.    Exhibits
3.1 Amended and Restated Bylaws of Ark Restaurants Corp., incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K filed with the SEC on January 24, 2024.
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

Date:	May 14, 2024

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)