Form 10-Q
period 2024-06-29
ARK RESTAURANTS CORP
filed 2024-08-13
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of August 9, 2024, there were 3,604,157 shares of the registrant's common stock outstanding.

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
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:
•the adverse impact of the current political climate and current and future economic conditions, including inflation, on our: (i) operating results, cash flows and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, (iii) ability to pay or refinance our existing debt or to obtain additional financing, and (iv) projected cash flows used in assessing assets for impairment;
•increases in food, beverage and supply costs, especially for seafood, shellfish, chicken and beef;
•increases in wages and benefit costs, including the cost of group medical and workers' compensation insurance;
•our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
•vulnerability to changes in consumer preferences and economic conditions;
•vulnerability to conditions in the cities in which we operate;
•vulnerability to adverse weather conditions and natural disasters given the geographic concentration and real estate intensive nature of our business and obtaining related property and liability insurance at acceptable premiums;
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	June 29, 2024	September 30, 2023
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents (includes $437 at June 29, 2024 and $564 at September 30, 2023 related to VIEs)	$11,467	$13,415
Accounts receivable (includes $247 at June 29, 2024 and $169 at September 30, 2023 related to VIEs)	5,375	3,313
Employee receivables	277	328
Inventories (includes $45 at June 29, 2024 and $47 at September 30, 2023 related to VIEs)	2,468	3,093
Prepaid and refundable income taxes (includes $16 at June 29, 2024 and $204 at September 30, 2023 related to VIEs)	148	212
Prepaid expenses and other current assets (includes $44 at June 29, 2024 and $31 at September 30, 2023 related to VIEs)	1,972	1,569
Total current assets	21,707	21,930
FIXED ASSETS - Net (includes $246 at June 29, 2024 and $216 at September 30, 2023 related to VIEs)	31,516	34,314
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $1,576 at June 29, 2024 and $1,796 at September 30, 2023 related to VIEs)	88,654	96,459
GOODWILL	7,440	7,440
TRADEMARKS	4,220	4,220
INTANGIBLE ASSETS - Net	120	187
DEFERRED INCOME TAXES	4,176	3,738
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,539	6,507
OTHER ASSETS (includes $11 at June 29, 2024 and September 30, 2023 related to VIEs)	2,161	2,161
TOTAL ASSETS	$166,533	$176,956

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade (includes $221 at June 29, 2024 and $93 at September 30, 2023 related to VIEs)	$5,214	$4,058
Accrued expenses and other current liabilities (includes $262 at June 29, 2024 and $331 at September 30, 2023 related to VIEs)	12,092	13,829
Current portion of operating lease liabilities (includes $318 at June 29, 2024 and $298 at September 30, 2023 related to VIEs)	7,775	7,988
Current portion of notes payable	5,683	1,987
Total current liabilities	30,764	27,862
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $1,382 at June 29, 2024 and $1,623 at September 30, 2023 related to VIEs)	86,521	92,232
NOTES PAYABLE, LESS CURRENT PORTION	—	5,140
TOTAL LIABILITIES	117,285	125,234
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,604 shares at June 29, 2024 and September 30, 2023	36	36
Additional paid-in capital	14,275	14,161
Retained earnings	34,624	36,091
Total Ark Restaurants Corp. shareholders’ equity	48,935	50,288
NON-CONTROLLING INTERESTS	313	1,434
TOTAL EQUITY	49,248	51,722
TOTAL LIABILITIES AND EQUITY	$166,533	$176,956
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
REVENUES:
Food and beverage sales	$49,176	$49,807	$136,994	$137,259
Other revenue	1,220	1,244	3,145	3,134
Total revenues	50,396	51,051	140,139	140,393
COSTS AND EXPENSES:
Food and beverage cost of sales	13,304	13,241	37,512	37,472
Payroll expenses	17,479	17,194	49,969	49,027
Occupancy expenses	6,261	6,151	18,368	17,589
Other operating costs and expenses	6,305	6,274	18,233	17,557
General and administrative expenses	2,690	3,495	9,151	9,655
Depreciation and amortization	1,033	1,059	3,181	3,230
Impairment losses on right-of-use and long- lived assets	2,500	—	2,500	—
Total costs and expenses	49,572	47,414	138,914	134,530
OPERATING INCOME	824	3,637	1,225	5,863
OTHER (INCOME) EXPENSE:
Interest expense	149	174	481	1,068
Interest income	(11)	(16)	(33)	(323)
Other income	—	(26)	(26)	(26)
Gain on forgiveness of PPP Loans	—	—	(285)	(272)
Total other (income) expense, net	138	132	137	447
INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	686	3,505	1,088	5,416
Provision (benefit) for income taxes	(213)	173	(202)	306
CONSOLIDATED NET INCOME	899	3,332	1,290	5,110
Net income attributable to non-controlling interests	(259)	(137)	(729)	(674)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$640	$3,195	$561	$4,436

NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP. PER COMMON SHARE:
Basic	$0.18	$0.89	$0.16	$1.23
Diluted	$0.18	$0.88	$0.15	$1.22

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,604	3,601	3,604	3,600
Diluted	3,627	3,641	3,628	3,644
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - March 30, 2024	3,604	$36	$14,998	$34,660	$49,694	$372	$50,066
Net income	—	—	—	640	640	259	899
Stock-based compensation activity	—	—	(723)	—	(723)	—	(723)
Distributions to non-controlling interests	—	—	—	—	—	(318)	(318)
Dividends paid - $0.1875 per share	—	—	—	(676)	(676)	—	(676)
BALANCE - June 29, 2024	3,604	$36	$14,275	$34,624	$48,935	$313	$49,248

For the 39 weeks ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 30, 2023	3,604	$36	$14,161	$36,091	$50,288	$1,434	$51,722
Net income	—	—	—	561	561	729	1,290
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	692	—	692	(692)	—
Stock-based compensation activity	—	—	(578)	—	(578)	—	(578)
Distributions to non-controlling interests	—	—	—	—	—	(1,158)	(1,158)
Dividends paid - $0.5625 per share	—	—	—	(2,028)	(2,028)	—	(2,028)
BALANCE - June 29, 2024	3,604	$36	$14,275	$34,624	$48,935	$313	$49,248
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - April 1, 2023	3,600	$36	$13,967	$44,612	$58,615	$1,953	$60,568
Net income	—	—	—	3,195	3,195	137	3,332
Exercise of stock options	4	—	39	—	39	—	39
Stock-based compensation activity	—	—	78	—	78	—	78
Distributions to non-controlling interests	—	—	—	—	—	(374)	(374)
Dividends paid - $0.1875 per share	—	—	—	(676)	(676)	—	(676)
BALANCE - July 1, 2023	3,604	$36	$14,084	$47,131	$61,251	$1,716	$62,967

For the 39 weeks ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 1, 2022	3,600	$36	$15,493	$44,271	$59,800	$318	$60,118
Net income	—	—	—	4,436	4,436	674	5,110
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	(1,685)	—	(1,685)	1,685	—
Exercise of stock options	4	—	39	—	39	—	39
Stock-based compensation activity	—	—	237	—	237	—	237
Distributions to non-controlling interests	—	—	—	—	—	(961)	(961)
Dividends paid - $0.4375 per share	—	—	—	(1,576)	(1,576)	—	(1,576)
BALANCE - July 1, 2023	3,604	$36	$14,084	$47,131	$61,251	$1,716	$62,967
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	39 Weeks Ended
	June 29, 2024	July 1, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,290	$5,110
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Stock-based compensation activity	(578)	237
Gain on forgiveness of PPP Loans	—	(272)
Deferred income taxes	(438)	(23)
Accrued interest on note receivable from NMR	(32)	(31)
Depreciation and amortization	3,181	3,230
Impairment losses on right-of-use and long-lived assets	2,500	—
Amortization of operating lease assets	320	544
Amortization of deferred financing costs	40	50
Changes in operating assets and liabilities:
Accounts receivable	(2,062)	(563)
Inventories	625	458
Prepaid, refundable and accrued income taxes	64	1,528
Prepaid expenses and other current assets	(403)	11
Other assets	—	370
Accounts payable - trade	1,156	(83)
Accrued expenses and other current liabilities	(1,737)	(3,694)
Net cash provided by operating activities	3,926	6,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,255)	(3,117)
Loans and advances made to employees	(40)	(51)
Payments received on employee receivables	91	155
Proceeds from maturity of certificate of deposit	—	5,021
Net cash provided by (used in) investing activities	(1,204)	2,008

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,484)	(15,210)
Principal payments on PPP Loans	—	(531)
Payment of deferred financing costs	—	(94)
Dividends paid	(2,028)	(1,576)
Proceeds from issuance of stock upon exercise of stock options	—	39
Distributions to non-controlling interests	(1,158)	(961)
Net cash used in financing activities	(4,670)	(18,333)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,948)	(9,453)
CASH AND CASH EQUIVALENTS, Beginning of period	13,415	23,439
CASH AND CASH EQUIVALENTS, End of period	$11,467	$13,986

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$439	$1,067
Income taxes	$170	$159
Non-cash financing activities:
Elimination of non-controlling interest upon dissolution of subsidiary	$692	$1,685
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS June 29, 2024 (Unaudited)
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting estimates that require management’s most difficult and subjective judgments include: projected cash flows, allowances for potential bad debts on receivables, assumptions regarding discount rates related to lease accounting, the useful lives and recoverability of its long-lived assets, such as property, right-of-use assets and intangibles, fair values of financial instruments and share-based compensation, estimates made in connection with acquisitions and impairment analyses, the realizable value of its tax assets and determining when investment impairments are other-than-temporary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 39 weeks ended June 29, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 28, 2024.
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

As of June 29, 2024, the Company had accounts receivable balances due from one hotel operator totaling 53% of total accounts receivable. As of September 30, 2023, the Company had accounts receivable balances due from one hotel operator totaling 52% of total accounts receivable.
For the 13-week period ended June 29, 2024, the Company made purchases from two vendors that accounted for 22% of total purchases. For the 13-week period ended July 1, 2023, the Company made purchases from two vendors that accounted for 21% of total purchases.
For the 39-week period ended June 29, 2024, the Company made purchases from two vendors that accounted for 22% of total purchases. For the 39-week period ended July 1, 2023, the Company made purchases from two vendors that accounted for 21% of total purchases.
As of June 29, 2024 and September 30, 2023, all debt outstanding, other than the note payable to the sellers of the Blue Moon Fish Company, is with one lender (see Note 8 – Notes Payable).
GOODWILL AND TRADEMARKS — Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated condensed statements of income. The Company did not record any impairment to its goodwill or trademarks during the 13- and 39-weeks ended June 29, 2024 and July 1, 2023, respectively. It is possible that impairments could be identified in future periods, and such amounts could be material.
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
The Company considers a triggering event related to long-lived assets or ROU assets to have occurred related to a specific restaurant if the restaurant’s cash flows for the last 12 months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material.
During the 13 weeks ended June 29, 2024, impairment indicators were identified at our Sequoia property located in Washington, D.C. due to lower-than-expected operating results. Accordingly, the Company tested the recoverability of Sequoia's ROU and long-lived assets and concluded they were not recoverable. Based on a discounted cash flow analysis, the Company recognized impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU assets and long-lived assets, respectively. No impairment charges were recognized related to long-lived assets or ROU assets during the 13 and 39 weeks ended July 1, 2023. Given the inherent uncertainty in projecting results of restaurants, the Company will continue to monitor the recoverability of the carrying value of the assets of Sequoia and several other restaurants on an ongoing basis. If expected performance is not realized, further impairment charges may be recognized in future periods, and such charges could be material.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $4,986,000 and $5,256,000 in catering services revenue for the 13-week periods ended June 29, 2024 and July 1, 2023, respectively, and $13,603,000 and $12,379,000 for the 39-week periods ended June 29, 2024 and July 1, 2023, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets, as of June 29, 2024 and September 30, 2023 was $4,400,000 and $5,962,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of June 29, 2024 and September 30, 2023, the total liability for gift cards in the amounts of approximately $436,000 and $340,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
Other revenues include purchase service fees which represent commissions earned by a subsidiary of the Company for providing services to other restaurant groups, as well as license fees, property management fees and other rentals.
LEASES — We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we include operating leases in Operating lease ROU assets and Operating lease liabilities in our consolidated condensed balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. Our lease terms may include options to extend or terminate the lease.  Options are included when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Amendments or modifications to lease terms are accounted for as variable lease payments. Leases with a lease term of 12 months or less are accounted for using the practical expedient which allows for straight-line rent expense over the remaining term of the lease.
SEGMENT REPORTING — As of June 29, 2024, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
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
No other new accounting pronouncements issued or effective as of June 29, 2024 have had or are expected to have a material impact on our consolidated financial statements.
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

The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the assets and liabilities of the Company’s consolidated VIEs:

	June 29, 2024	September 30, 2023
	(in thousands)
Cash and cash equivalents	$437	$564
Accounts receivable	247	169
Inventories	45	47
Prepaid and refundable income taxes	16	204
Prepaid expenses and other current assets	44	31
Due from Ark Restaurants Corp. and affiliates (1)	—	58
Fixed assets - net	246	216
Operating lease right-of-use assets - net	1,576	1,796
Other assets	11	11
Total assets	$2,622	$3,096

Accounts payable - trade	$221	$93
Accrued expenses and other current liabilities	262	331
Due to Ark Restaurants Corp. and affiliates (1)	48	—
Current portion of operating lease liabilities	318	298
Operating lease liabilities, less current portion	1,382	1,623
Total liabilities	2,231	2,345
Equity of variable interest entities	391	751
Total liabilities and equity	$2,622	$3,096
(1)Amounts Due from and to Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
The liabilities of $2,231,000 and $2,345,000 at June 29, 2024 and September 30, 2023, respectively, recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets and creditors of the VIEs do not have recourse to the general credit of the Company; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, the assets of $2,622,000 and $3,096,000 at June 29, 2024 and September 30, 2023, respectively, recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets, these assets can be used only to settle obligations of the three VIEs.

3.    RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2024, subject to various extensions as set out in the agreement. To date approximately $100,000 has been spent on this refresh.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2024, as extended. To date approximately $250,000 has been spent on this refresh.

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

5.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR as of April 1, 2023 and October 1, 2022 of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR and in February 2017, the Company invested an additional $222,000 in NMR, both as a result of capital calls with no change in ownership, bringing its total investment to $5,108,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with Accounting Standards Updated (“ASU”) No. 2016-01. There are no observable prices for this investment. During the 13 and 39 weeks ended June 29, 2024, the Company received distributions of $0 and $26,000, respectively, from NMR. During the 13 and 39 weeks ended July 1, 2023, the Company received distributions of $26,000 from NMR. All of these amounts have been recorded as other income in the consolidated condensed statements of income.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 and 39 weeks ended June 29, 2024 and July 1, 2023. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary. As of June 29, 2024 and September 30, 2023, $16,000 and $11,000 were due to AM VIE by NMR, respectively.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on June 30, 2029. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,431,000 and $1,399,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at June 29, 2024 and September 30, 2023, respectively.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	June 29, 2024	September 30, 2023
	(In thousands)
Sales tax payable	$946	$765
Accrued wages and payroll related costs	4,301	4,487
Customer advance deposits	4,400	5,962
Accrued occupancy and other operating expenses	2,445	2,615
	$12,092	$13,829

7.    LEASES
Other than locations where we own the underlying property, we lease our restaurant locations as well as our corporate office under various non-cancelable real estate lease agreements that expire on various dates through 2046. We evaluate whether we control the use of the asset, which is determined by assessing whether we obtain substantially all economic benefits from the use of the asset, and whether we have the right to direct the use of the asset. If these criteria are met and we have identified a lease, we account for the contract under the requirements of Accounting Standards Codification (“ASC”) Topic 842.
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of June 29, 2024. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of income.
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
The components of lease expense in the consolidated condensed statements of income are as follows:

	13 Weeks Ended		39 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	(In thousands)		(In thousands)
Operating lease expense - occupancy expenses (1)	$3,471	$3,347	$10,394	$10,276
Occupancy lease expense - general and administrative expenses	119	134	363	364
Variable lease expense - occupancy expenses	994	1,300	3,118	3,069
Total lease expense	$4,584	$4,781	$13,875	$13,709
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	39 Weeks Ended
	June 29, 2024	July 1, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$13,939	$14,343
The weighted average remaining lease terms and discount rates as of June 29, 2024 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	11.5 years	6.2%
The annual maturities of our lease liabilities as of June 29, 2024 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
September 28, 2024	$3,498
September 27, 2025	12,881
October 3, 2026	12,143
October 2, 2027	11,960
September 30, 2028	12,057
Thereafter	79,284
Total future lease commitments	131,823
Less: imputed interest	(37,527)
Present value of lease liabilities	$94,296

8.    NOTES PAYABLE
Notes payable consist of the following:

	June 29, 2024	September 30, 2023
	(In thousands)
Promissory Note - Rustic Inn purchase	$2,688	$2,902
Promissory Note - JB's on the Beach purchase	2,000	2,750
Promissory Note - Sequoia renovation	914	1,257
Promissory Note - Blue Moon Fish Company	136	313
	5,738	7,222
Less: Current maturities	(5,683)	(1,987)
Less: Unamortized deferred financing costs	(55)	(95)
Long-term portion	$—	$5,140
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the “Prior Credit Agreement”). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the

LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of June 29, 2024, no advances were outstanding under the Credit Agreement. As of June 29, 2024, the weighted average interest on the outstanding BHBM indebtedness was approximately 9.0%.
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
Paycheck Protection Program Loans
During the year ended October 3, 2020, subsidiaries and consolidated VIEs (the “Borrowers”) of the Company received loan proceeds from several banks (the “Lenders”) in the aggregate amount of $14,995,000 (the “PPP Loans”) under the Paycheck Protection Program (the “PPP”) of the CARES Act, which was enacted March 27, 2020. In addition, during the 13 weeks ended April 3, 2021, one of our consolidated VIEs received a second draw PPP Loan in the amount of $111,000. The PPP Loans were evidenced by individual promissory notes of each of the Borrowers (together, the “Notes”) in favor of the Lender, which Notes bore interest at the rate of 1.00% per annum. Funds from the PPP Loans were to be used only for payroll and related costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations that were incurred by a Borrower prior to February 15, 2020 (the “Qualifying Expenses”). Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the 13 weeks ended December 30, 2023, the Company prevailed in its appeal of a previously denied forgiveness decision related to a PPP Loan, and accordingly, was refunded $285,000 (including $6,000 of interest). As of June 29, 2024 no PPP Loans were outstanding.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $304,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $13,000 and $35,000 is included in interest expense for the 13 weeks ended June 29, 2024 and July 1, 2023, respectively. Amortization expense is $40,000 and $50,000 for the 39 weeks ended June 29, 2024 and July 1, 2023, respectively.

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
On January 18, 2024, options to purchase 107,500 shares of common stock at an exercise price of $14.80 per share were granted to officers and directors of the Company under the 2022 Stock Option Plan. Such options are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% on each yearly anniversary thereafter. The grant date fair value of these stock options was $4.39 per share and totaled approximately $472,000.
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
During the 39-week period ended July 1, 2023, no options to purchase shares of common stock were issued by the Company.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.

A summary of stock option activity is presented below:

	2024
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	471,250	$19.57	5.2 years
Options:
Granted	107,500	$14.80
Exercised	—
Canceled or expired	(108,250)	$22.50
Outstanding and expected to vest, end of period	470,500	$17.80	6.7 years	$221,000
Exercisable, end of period	301,125	$19.95	5.9 years	$111,000
Shares available for future grant	370,000

Compensation cost charged to operations for the 13 weeks ended June 29, 2024 and July 1, 2023 for share-based compensation programs was approximately $51,000 and $78,000, respectively, and for the 39 weeks ended June 29, 2024 and July 1, 2023 was approximately $196,000 and $237,000, respectively. Included in compensation cost for the 13 and 39 weeks ended June 29, 2024, is the reversal of compensation expense in the amount of $774,000 related to options that expired unexercised. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of income.
As of June 29, 2024, there was approximately $550,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.8 years.

11.    INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, Interim Reporting and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. In addition, the tax effects of unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in enacted tax laws are recognized discretely in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained, or the tax environment changes.

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the 39-week periods ended June 29, 2024 and July 1, 2023, the Company recorded income of $285,000 and $272,000, respectively, for financial reporting purposes related to the forgiveness of some of its PPP Loans. The forgiveness of these amounts is not taxable and the related income recorded for financial reporting purposes was considered an unusual or infrequent event and the tax effect was recorded discretely in the quarter.

The income tax benefit for the 39-week period ended June 29, 2024 was ($202,000) and the effective tax rate was -18.6%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the recognition of certain tax benefits related to the expected generation of FICA tax credits in the current year, operating income attributable to non-controlling interests that is not taxable to the Company, and the discrete tax benefit attributable to income related to the PPP Loan forgiveness which is not taxable for income tax reporting purposes.

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

The Company’s overall effective tax rate in the future will be affected by various factors and the final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

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
A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Basic	3,604	3,601	3,604	3,600
Effect of dilutive securities:
Stock options	23	40	24	44
Diluted	3,627	3,641	3,628	3,644

For the 13- and 39-week periods ended June 29, 2024, the dilutive effect of 273,000 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13- and 39-week periods ended July 1, 2023, the dilutive effect of 359,000 options was not included in diluted earnings per share as their impact would have been anti-dilutive.
13.    DIVIDENDS
On May 7, 2024, the Board of Directors of the Company (“the Board of Directors”) declared a quarterly cash dividend of $0.1875 per share, which was paid on June 12, 2024 to shareholders of record of the Company's common stock at the close of business on May 31, 2024. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board of Directors and will depend upon operating performance and other factors.

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
Overview
As of June 29, 2024, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended June 29, 2024 and July 1, 2023 each included 13 and 39 weeks.
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

Results of Operations
The Company’s operating income for the 13 and 39 weeks ended June 29, 2024 (which include impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU assets and long-lived assets, respectively) decreased 77.3% and 79.1%, respectively, as compared to the same periods of the prior year. Excluding the impairment charges, operating income of $3,324,000 and $3,725,000 for the 13 and 39 weeks ended June 29, 2024, respectively, decreased 8.6% and 36.5% as compared to the same periods of the prior year. These decreases resulted primarily from increases in labor costs combined with increased base rents and inflationary pressures related to non-commodity items partially offset by the reversal of stock-based compensation expenses relating to forfeitures in the amount of $774,000 combined with the negative impact on the prior period of the temporary closure of Gallagher's Steakhouse for renovation on February 5, 2023 (which reopened on April 28, 2023).
The following table summarizes the significant components of the Company’s operating results for the 13- and 39-week periods ended June 29, 2024 and July 1, 2023:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	June 29, 2024	July 1, 2023	$	%	June 29, 2024	July 1, 2023	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$49,176	$49,807	$(631)	-1.3%	$136,994	$137,259	$(265)	-0.2%
Other revenue	1,220	1,244	(24)	-1.9%	3,145	3,134	11	0.4%
Total revenues	50,396	51,051	(655)	-1.3%	140,139	140,393	(254)	-0.2%
COSTS AND EXPENSES:
Food and beverage cost of sales	13,304	13,241	63	0.5%	37,512	37,472	40	0.1%
Payroll expenses	17,479	17,194	285	1.7%	49,969	49,027	942	1.9%
Occupancy expenses	6,261	6,151	110	1.8%	18,368	17,589	779	4.4%
Other operating costs and expenses	6,305	6,274	31	0.5%	18,233	17,557	676	3.9%
General and administrative expenses	2,690	3,495	(805)	-23.0%	9,151	9,655	(504)	-5.2%
Depreciation and amortization	1,033	1,059	(26)	-2.5%	3,181	3,230	(49)	-1.5%
Impairment losses on right-of use and long-lived assets	2,500	—	2,500	100.0%	2,500	—	2,500	100.0%
Total costs and expenses	49,572	47,414	2,158	4.6%	138,914	134,530	4,384	3.3%
OPERATING INCOME	$824	$3,637	$(2,813)	-77.3%	$1,225	$5,863	$(4,638)	-79.1%
Revenues
During the 13- and 39-week periods ended June 29, 2024, revenues decreased marginally as compared to revenues for the 13- and 39-week periods ended July 1, 2023. The net decreases resulted primarily from decreases in same-store sales discussed below, offset by an increase in sales at Gallagher's Steakhouse at the New York-New York Hotel and Casino in Las Vegas, NV, which was substantially closed for renovation in the prior period from February 5, 2023 through April 27, 2023.
Revenues related to Gallagher's Steakhouse for the period of closure were $1,068,000 as compared to $3,056,000 for the comparable current period, of which $354,000 as compared to $918,000 related to the 13-week periods ended July 1, 2023 and June 29, 2024, respectively, and $714,000 as compared $2,138,000 related to the 39-week periods ended July 1, 2023 and June 29, 2024, respectively.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased 0.7% during the 13 weeks ended June 29, 2024 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	June 29, 2024	July 1, 2023	$	%
	(in thousands)
Las Vegas	$13,532	$13,202	$330	2.5%
New York	11,481	12,117	(636)	-5.2%
Washington, D.C.	3,178	3,773	(595)	-15.8%
Atlantic City, NJ	734	798	(64)	-8.0%
Alabama	5,690	5,184	506	9.8%
Florida	13,840	13,743	97	0.7%
Same-store sales	48,455	48,817	$(362)	-0.7%
Other	721	990
Food and beverage sales	$49,176	$49,807
Same-store sales in Las Vegas increased 2.5% primarily as a result of the negative impact on the prior period of the temporary closure of Gallagher's Steakhouse for renovation on February 5, 2023 (which reopened on April 28, 2023). Same-store sales in New York decreased 5.2% primarily as a result of decreased revenues from our event business. Same-store sales in Washington, D.C. decreased 15.8% as a result of lower headcounts, especially during lunch and after-work hours, which we attribute to continued hybrid work schedules. Same-store sales in Atlantic City decreased 8.0% as a result of as a result of lower customer traffic at the property where we are located. Same-store sales in Alabama increased 9.8% primarily as a result of better-than-expected customer traffic combined with targeted menu price increases. Same-store sales in Florida increased 0.7% primarily as a result of increased traffic at our food court located in the Hard Rock Hotel and Casino in Hollywood, FL.
On a Company-wide basis, same-store sales during the 39 weeks ended June 29, 2024 were consistent as compared to the same period of last year as follows:

	39 Weeks Ended		Variance
	June 29, 2024	July 1, 2023	$	%
	(in thousands)
Las Vegas	$42,175	$41,407	$768	1.9%
New York	28,561	27,610	951	3.4%
Washington, D.C.	7,079	8,101	(1,022)	-12.6%
Atlantic City, NJ	2,052	2,142	(90)	-4.2%
Alabama	12,334	11,857	477	4.0%
Florida	42,358	43,788	(1,430)	-3.3%
Same-store sales	134,559	134,905	$(346)	-0.3%
Other	2,435	2,354
Food and beverage sales	$136,994	$137,259
Same-store sales in Las Vegas increased 1.9% primarily as a result of the negative impact on the prior period of the temporary closure of Gallagher's Steakhouse for renovation on February 5, 2023 (which reopened on April 28, 2023), partially offset by lower headcounts in the current period. Same-store sales in New York increased 3.4% driven primarily by strong revenues from our event business in the first two quarters of fiscal 2024. Same-store sales in Washington, D.C. decreased 12.6% as a result of lower headcounts, especially during lunch and after-work hours, which we attribute to continued hybrid work schedules as well as the closure of the property from Monday through lunch on Thursdays for the winter. Same-store sales in Atlantic City decreased 4.2% as a result of lower customer traffic at the property where we are located. Same-store sales in Alabama increased 4.0% primarily as a result of better-than-expected customer traffic combined with targeted menu price increases. Same-store sales in Florida decreased 3.3% primarily as a result of lower headcounts as compared to the comparable prior period which benefited from outsized volumes as a result of the population increase in Southeast Florida.

Costs and Expenses
Costs and expenses for the 13 and 39 weeks ended June 29, 2024 and July 1, 2023 were as follows (in thousands):

	13 Weeks Ended June 29, 2024	% to Total Revenues	13 Weeks Ended July 1, 2023	% to Total Revenues	Increase (Decrease)		39 Weeks Ended June 29, 2024	% to Total Revenues	39 Weeks Ended July 1, 2023	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$13,304	26.4%	$13,241	25.9%	63	0.5%	$37,512	26.8%	$37,472	26.7%	40	0.1%
Payroll expenses	17,479	34.7%	17,194	33.7%	285	1.7%	49,969	35.7%	49,027	34.9%	942	1.9%
Occupancy expenses	6,261	12.4%	6,151	12.0%	110	1.8%	18,368	13.1%	17,589	12.5%	779	4.4%
Other operating costs and expenses	6,305	12.5%	6,274	12.3%	31	0.5%	18,233	13.0%	17,557	12.5%	676	3.9%
General and administrative expenses	2,690	5.3%	3,495	6.8%	(805)	-23.0%	9,151	6.5%	9,655	6.9%	(504)	-5.2%
Depreciation and amortization	1,033	2.0%	1,059	2.1%	(26)	-2.5%	3,181	2.3%	3,230	2.3%	(49)	-1.5%
Impairment losses on right-of use and long-lived assets	2,500	5.0%	—	—%	2,500	100.0%	2,500	1.8%	—	—%	2,500	100.0%
Total costs and expenses	$49,572		$47,414		$(342)		$138,914		$134,530		$1,884

Food and beverage costs as a percentage of total revenues for the 13 weeks ended June 29, 2024 as compared with the same period of last year increased as a result of increases in commodity prices, which had been easing for several quarters. Food and beverage costs as a percentage of total revenues for the 39 weeks ended June 29, 2024 as compared with the same period of last year increased marginally as a result of a strong event business in New York City in the first two quarters, which has higher margins, partially offset by higher commodity prices in the current quarter.

Payroll expenses as a percentage of total revenues for the 13 and 39 weeks ended June 29, 2024 increased as compared with the same period of last year primarily as a result of increasing minimum wages in the states where we operate.

Occupancy expenses as a percentage of total revenues for the 13 and 39 weeks ended June 29, 2024 increased as compared with the same periods of last year primarily as a result of increases in base rents and increases in property and liability insurance premiums.

Other operating costs and expenses as a percentage of total revenues for the 13 and 39 weeks ended June 29, 2024 as compared to the same period of last year increased primarily as a result of inflation.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 and 39 weeks ended June 29, 2024 decreased as compared to the same periods of last year primarily as a result of the reversal of compensation expense in the amount of $774,000 related to options that expired unexercised.

Depreciation and amortization expense for the 13 weeks and 39 weeks ended June 29, 2024 decreased slightly as compared to the same period of last year primarily as a result of certain assets becoming fully depreciated.
Impairment losses on Right-of-Use and Long-lived Assets
During the 13 weeks ended June 29, 2024, impairment indicators were identified at our Sequoia property located in Washington, D.C. due to lower-than-expected operating results. Accordingly, the Company tested the recoverability of Sequoia's ROU and long-lived assets and concluded they were not recoverable. Based on a discounted cash flow analysis, the Company recognized impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU assets and long-lived assets, respectively. No impairment charges were recognized related to long-lived assets or ROU assets during the 13 and 39 weeks ended July 1, 2023. Given the inherent uncertainty in projecting results of restaurants, the Company will continue to monitor the recoverability of the carrying value of the assets of Sequoia and several other restaurants on an ongoing basis. If expected performance is not realized, further impairment charges may be recognized in future periods, and such charges could be material.

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
As of June 29, 2024, we had a cash and cash equivalents balance of $11,467,000. The Company had a working capital deficit of $(9,057,000) at June 29, 2024 as compared with a working capital deficit of $(5,932,000) at September 30, 2023. This increase in the deficit is primarily the result of all of our note payments becoming current as they mature through May 31, 2025.
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
Cash Flows for 39 Weeks Ended June 29, 2024 and July 1, 2023
Net cash provided by operating activities for the 39 weeks ended June 29, 2024 and July 1, 2023 was $3,926,000 and $6,872,000, respectively, and resulted primarily due to changes in working capital, primarily accounts receivable and accrued expenses.
Net cash used in investing activities for the 39 weeks ended June 29, 2024 was $1,204,000 as compared to cash provided by investing activities of $2,008,000 in the same period as last year. This resulted primarily from proceeds from the maturity of certificates of deposit in the prior period partially offset by lower purchases of fixed assets at existing restaurants in the current period.
Net cash used in financing activities for the 39 weeks ended June 29, 2024 and July 1, 2023 was $(4,670,000) and $(18,333,000), respectively, and resulted primarily from principal payments on notes payable, the payment of dividends and the payment of distributions to non-controlling interests and in the prior year principal payments on PPP Loans.
Recent Restaurant Expansions and Other Developments
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2024, subject to various extensions as set out in the agreement. To date approximately $100,000 has been spent on this refresh.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by June 30, 2024, as extended. To date approximately $250,000 has been spent on this refresh.

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
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the “Prior Credit Agreement”). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of June 29, 2024, no advances were outstanding under the Credit Agreement. As of June 29, 2024, the weighted average interest on the outstanding BHBM indebtedness was approximately 9.0%.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 29, 2024 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Insider Trading Arrangements and Policies

During the third quarter of 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

Date:	August 13, 2024

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)