Form 10-K
period 2024-09-28
ARK RESTAURANTS CORP
filed 2024-12-19
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2024
or,
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of March 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $24,764,066.
At December 13, 2024, there were outstanding 3,604,157 shares of the registrant’s Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders filed within 120 days of September 28, 2024 or will be included in an amendment to this Form 10-K filed within 120 days of September 28, 2024.

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
•our ability to extend existing leases on favorable terms, if at all, including our Bryant Park Grill & Cafe and The Porch at Bryant Park leases which both expire on April 30, 2025;
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

Item 1. Business
Overview
We are a New York corporation formed in 1983. As of the fiscal year ended September 28, 2024, we owned and/or operated 17 restaurants and bars, 16 fast food concepts and catering operations through our subsidiaries. Four of our restaurant and bar facilities are located in New York City, one is located in Washington, D.C., five are located in Las Vegas, Nevada, one is located in Atlantic City, New Jersey, four are located on the east coast of Florida and two are located on the Gulf Coast of Alabama.
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

The following table sets forth the restaurant properties we lease, own and operate as of September 28, 2024:

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
(4)The Company's leases for the Bryant Park Grill & Cafe and The Porch at Bryant Park expire on April 30, 2025. During July 2023 (for Bryant Park Grill & Cafe) and September 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the landlord which we responded to on October 26, 2023. The RFPs for both locations are for new 10-year agreements with one five-year renewal option (see Note 11 - Commitments and Contingencies to the Consolidated Financial Statements).
(5)We operate six small food court restaurants and one full-service restaurant in the Village Eateries food court at the New York-New York Hotel and Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.
(6)This location is for a kiosk located at Bryant Park, New York, New York and all seating is outdoors (see Note 11 - Commitments and Contingencies to the Consolidated Financial Statements).
(*)Represents common area seating.
The following table sets forth our less than wholly-owned properties that are managed by us, which have been consolidated as of September 28, 2024 (see Notes 1 and 2 to the Consolidated Financial Statements):

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
(5)We own a 19.2% interest in the partnership that owns El Rio Grande. The Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently on or around January 1, 2025 (see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Recent Restaurant Dispositions).
(6)Management fees earned, which have been eliminated in consolidation, are based on a percentage of gross sales of the restaurant.
(7)We own a 64.4% interest in the partnership that owns the Tampa and Hollywood Food Courts. On November 26, 2024, the Company agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL. The termination agreement is subject to the approval of the United States Department of the Interior, Bureau of Indian Affairs (see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments).
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
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2025 (as extended from December 31, 2024), subject to various extensions as set out in the agreement. To date approximately $100,000 has been spent on this refresh.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2025 (as extended from June 30, 2023), subject to various extensions as set out in the agreement. To date approximately $950,000 has been spent on this refresh.

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
Recent Restaurant Dispositions
The Company advised the landlord of El Rio Grande (a consolidated VIE) we would be terminating the lease and closing the property permanently on or around January 1, 2025. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $398,000, (ii) accrued severance and other costs in the amount of $94,000, (iii) an impairment charge related to long-lived assets in the amount of $269,000 and (iv) the write-off of our security deposit in the amount of $238,000, all partially offset by a gain related to the write-off of right-of-use ("ROU") assets and related lease liabilities in the net amount of $123,000.
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
During the years ended September 28, 2024 and September 30, 2023, the Company received distributions from NMR in the amounts of $26,000 and $52,000, respectively, which are included in other income in the consolidated statements of operations for the years then ended.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on June 30, 2029. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,442,000 and $1,399,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at September 28, 2024 and September 30, 2023, respectively.
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
Employees
At November 30, 2024, we employed 1,862 persons (including employees at managed facilities), 1,246 of whom were full-time employees, and 616 of whom were part-time employees; 36 of whom were headquarters personnel, 147 of whom were restaurant management personnel, 733 of whom were kitchen personnel and 678 of whom were restaurant service personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may adversely affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.
In the past, we have experienced aggressive competition for talent, wage inflation and pressure to improve workplace conditions and benefits as a result of the COVID-19 pandemic and various other economic factors. Our compensation packages may prove insufficient to attract and retain the best personnel in light of the challenges posed by the pandemic and wage pressures resulting from the labor shortage. Higher employee turnover levels or our failure to recruit and retain new restaurant employees in a timely manner could impact our ability to grow sales at existing restaurants or open new restaurants and also result in higher than projected labor costs.
Trademarks and Service Marks
We regard our trademarks and other service marks related to our restaurant businesses, as having significant value and as being important to our marketing efforts. Our policy is to pursue registration of our important service marks and trademarks and to vigorously oppose any infringement of them. Generally, with appropriate renewal and use, we expect that the registration of our service marks and trademarks will continue indefinitely.
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
Various federal and state labor laws govern our operations and our relationship with employees, including such matters as minimum wages, breaks, overtime, fringe benefits, safety, working conditions and citizenship requirements. We are also subject to the regulations of the U.S. Citizenship and Immigration Services. If our employees do not meet federal citizenship or residency requirements, their deportation could lead to a disruption in our work force. Significant government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting, assessment or payment requirements related to employees who receive gratuities could be detrimental to our profitability.
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

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2024, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
Seasonal Nature of Business
Our business is highly seasonal; however, our broader geographical reach as a result of recent acquisitions is expected to continue to mitigate some of the risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.
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
Item 1A. Risk Factors
Not applicable.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. Management, with the assistance of third party service providers, routinely assesses material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We design and assess our program based on the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, but that we use the NIST framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

We conduct risk assessments at least annually to identify cybersecurity threats based on the NIST CSF. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls and other safeguards we have put in place to manage such risks. Our risk management process also encompasses cybersecurity risks associated with the use of our major third-party vendors and service providers.

Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards.

While cybersecurity threats have not materially affected our business strategy, results of operations or financial condition, future incidents may interrupt our operations and could materially adversely affect our business, results of operations and financial condition.
Governance

Our senior management, including our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Co-Chief Operating Officers, are responsible for identifying and assessing cybersecurity risks on an ongoing basis, establishing processes designed to provide reasonable assurance that such potential cybersecurity risk exposures are monitored, instituting appropriate mitigation and remediation measures, and maintaining cybersecurity programs. Our cybersecurity program is led by our CFO who has experience in cybersecurity risk management from both a practical and management standpoint and utilizes third-party consulting firms on a regular basis to assist with risk mitigation, incident response and overall maintenance of our cybersecurity program.

The Board of Directors considers cybersecurity risk as part of its overall risk oversight function. The Board of Directors receives updates from the CFO regarding the Company’s cybersecurity risk management program at least annually. These include updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen the information security systems, assessments of the information security program, and the emerging cybersecurity threat landscape.
Item 2. Properties
Our restaurant facilities and our executive offices, with the exception of The Rustic Inn in Dania Beach, Florida, Shuckers in Jensen Beach, Florida and the two Original Oyster House properties in Alabama, are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of September 28, 2024, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Fiscal Year Lease Terms Expire	Number of Facilities

2024-2027	4
2028-2032	3
2033-2037	8
2038-2042	—
2043-2047	3
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
On December 10, 2024, there were approximately 23 holders of record of our common stock and the last reported sales price was $13.79. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividend Policy
On November 8, 2023, February 6, 2024, and May 7, 2024, the Board of Directors of the Company (the "Board") declared quarterly cash dividends of $0.1875, $0.1875, and $0.1875, respectively, per share, which were paid on December 13, 2023, March 13, 2024, and June 12, 2024, respectively, to the stockholders of record of the Company's common stock at the close of business on November 30, 2023, February 29, 2024, and May 31, 2024, respectively. The Board has not declared any dividends since May 7, 2024. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.
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
On January 18, 2024, options to purchase 107,500 shares of common stock at an exercise price of $14.80 per share were granted to officers and directors of the Company under the 2022 Plan. Such options are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% on each yearly anniversary thereafter. The grant date fair value of these stock options was $4.39 per share and totaled approximately $472,000.

During the year ended September 28, 2023, no options to purchase shares of common stock were issued by the Company.

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at September 28, 2024:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	415,750	$17.89	370,000
Equity compensation plans not approved by shareholders (1)	None	N/A	None
Total	415,750	$17.89	370,000
Of the 415,750 options outstanding as of September 28, 2024, 159,000 were held by the Company’s officers and directors.
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
Inflation
Beginning in 2021, our operating results were impacted by geopolitical and other macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. While we have seen improvements in many of these areas, some of these factors continued to impact our operating results in fiscal 2024. The ongoing impact of these events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in our supply chain and delays in opening and acquiring new restaurants. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as continued suspension of dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
Overview
As of September 28, 2024, the Company owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.

Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended September 28, 2024 and September 30, 2023 both included 52 weeks.
Seasonality
The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of prior acquisitions is expected to continue to mitigate some of the risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.

Recent Developments

The Company's agreements with the Bryant Park Corporation (the “Landlord”), (a private non-profit entity that manages Bryant Park under agreements with the New York City Department of Parks & Recreation) for the Bryant Park Grill & Cafe and The Porch at Bryant Park expire on April 30, 2025. During July 2023 (for the Bryant Park Grill & Cafe) and September 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations are for new 10-year agreements, with one five-year renewal option. Any operator awarded the agreements must be approved by both the New York City Department of Parks & Recreation and the New York Public Library. To date, the landlord has not announced the selection of a successful bidder; however, the landlord has made public statements of its intention to select an operator other than the Company. In response to these public statements and other information obtained by the Company, management has engaged outside advisors who have been assisting with our efforts to obtain the extensions by ensuring the RFP awards process is both fair and transparent. We intend to pursue all available options to protect our interests.
The Bryant Park Grill & Cafe and The Porch at Bryant Park, collectively, accounted for $31.1 million and $30.4 million of our total revenues in fiscal 2024 and 2023, respectively, which represented approximately 17.35% and 16.78% of our total revenue for such periods, respectively. The Company’s inability to extend or renew these leases on favorable terms, if at all, could have a material adverse effect on our business, financial condition, and results of operations.
Results of Operations
The Company’s operating loss for the year ended September 28, 2024 (which includes a goodwill impairment charge of $4,000,000, a loss on the closure of El Rio Grande of $876,000 and impairment losses on right-of-use and long-lived assets in the amount of $2,500,000 related to Sequoia) was $4,294,000, down 11.3% as compared to an operating loss for the year ended September 30, 2023 (which includes a goodwill impairment charge of $10,000,000) of $4,840,000 for the year ended September 30, 2023.
Excluding the goodwill impairment charges of $4,000,000 and $10,000,000, respectively, for the fiscal years ended 2024 and 2023 and the loss on the closure of El Rio Grande of $876,000 and the impairment losses on right-of-use and long-lived assets of $2,500,000 related to Sequoia for fiscal year ended 2024, operating income for the year ended September 28, 2024 decreased 40.3% to $3,082,000 as compared to $5,160,000 for the year ended September 30, 2023. We attribute this decrease primarily to a decrease in same store sales as discussed below combined with increased base rents and inflationary pressures related to non-commodity items partially offset by the reversal of stock-based compensation expenses relating to forfeitures in the amount of $1,156,000 combined with the negative impact on the prior period of the temporary closure of Gallagher's Steakhouse for renovation on February 5, 2023 (which reopened on April 28, 2023).

The following table summarizes the significant components of the Company’s operating results for the years ended September 28, 2024 and September 30, 2023, respectively:

	Year Ended		Variance
	September 28, 2024	September 30, 2023	$	%
REVENUES:	(in thousands)
Food and beverage sales	$179,110	$180,820	$(1,710)	-0.9%
Other revenue	4,435	3,973	462	11.6%
Total revenues	183,545	184,793	(1,248)	-0.7%
COSTS AND EXPENSES:
Food and beverage cost of sales	49,519	49,624	(105)	-0.2%
Payroll expenses	65,844	66,322	(478)	-0.7%
Occupancy expenses	24,622	23,472	1,150	4.9%
Other operating costs and expenses	24,125	23,498	627	2.7%
General and administrative expenses	12,263	12,407	(144)	-1.2%
Depreciation and amortization	4,090	4,310	(220)	-5.1%
Loss on closure of El Rio Grande	876	—	876	N/A
Impairment losses on right-of-use and long-lived assets	2,500	—	2,500	N/A
Goodwill impairment	4,000	10,000	(6,000)	N/A
Total costs and expenses	187,839	189,633	(1,794)	-0.9%
OPERATING LOSS	$(4,294)	$(4,840)	$546	11.3%
Revenues
During the year ended September 28, 2024, revenues decreased -0.7% as compared to revenues for the year ended September 30, 2023. We attribute this small decrease primarily to the changes in same-store sales discussed below.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store food and beverage sales for the year ended September 28, 2024 decreased 1.1% as compared with the year ended September 30, 2023 as follows:

	Year Ended		Variance
	September 28, 2024	September 30, 2023	$	%
	(in thousands)
Las Vegas	$55,794	$55,441	$353	0.6%
New York	37,318	37,039	279	0.8%
Washington, D.C.	9,135	10,599	(1,464)	-13.8%
Atlantic City, NJ	2,923	2,999	(76)	-2.5%
Alabama	17,885	17,175	710	4.1%
Florida	53,390	55,122	(1,732)	-3.1%
Same-store sales	176,445	178,375	$(1,930)	-1.1%
Other	2,665	2,445
Food and beverage sales	$179,110	$180,820
Same-store sales in Las Vegas increased marginally which we primarily attribute to the negative impact to the prior period as a result of the temporary closure of Gallagher's Steakhouse for renovation from February 5, 2023 to April 27, 2023, partially offset by a decrease in customer traffic in the current year. Same-store sales in New York increased marginally which we primarily attribute to targeted menu price increases. Same-store sales in Washington, D.C. decreased 13.8% which we primarily attribute to lower headcounts, especially during lunch and after-work hours, which we attribute to continued hybrid work schedules as well as the closure of the property from Monday through lunch on Thursdays during winter months. Same-store sales in Atlantic City, NJ decreased 2.5% which we primarily attribute to lower customer traffic at the property where we are located. Same-store sales in Alabama increased 4.1% which we primarily attribute to better than expected customer traffic and targeted menu price increases. Same-store sales in Florida decreased 3.1% which we primarily attribute to lower headcounts as compared to the comparable prior period, which benefited from outsized volumes as a result of the population increase in Southeast Florida as a result of the migration of people during the pandemic partially offset by targeted menu price increases. Other food and beverage sales consist of administrative fees and other charges related to catered events.
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
Other Revenues
Included in other revenues are purchase service fees which represent commissions earned by a subsidiary of the Company for providing purchasing services to other restaurant groups, as well as merchandise sales, license fees, property management fees and other rentals. The increase in other revenues for the year ended September 28, 2024 as compared to the year ended September 30, 2023 is primarily due to an increase in purchase service fees.
Costs and Expenses
Costs and expenses for the years ended September 28, 2024 and September 30, 2023 were as follows (in thousands):

	Year Ended September 28, 2024	% to Total Revenues	Year Ended September 30, 2023	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$49,519	27.0%	$49,624	26.9%	$(105)	-0.2%
Payroll expenses	65,844	35.9%	66,322	35.9%	(478)	-0.7%
Occupancy expenses	24,622	13.4%	23,472	12.7%	1,150	4.9%
Other operating costs and expenses	24,125	13.1%	23,498	12.7%	627	2.7%
General and administrative expenses	12,263	6.7%	12,407	6.7%	(144)	-1.2%
Depreciation and amortization	4,090	2.2%	4,310	2.3%	(220)	-5.1%
Loss on closure of El Rio Grande	876	0.5%	—	—%	876	N/A
Impairment losses on right-of-use and long-lived assets	2,500	1.4%	—	—%	2,500	N/A
Goodwill impairment	4,000	2.2%	10,000	5.4%	(6,000)	N/A
Total costs and expenses	$187,839		$189,633		$(1,794)

Food and beverage costs as a percentage of total revenues for the year ended September 28, 2024 were consistent with last year which we attribute to stabilized commodity prices.

Payroll expenses as a percentage of total revenues for the year ended September 28, 2024 were consistent with last year, which we attribute primarily to increased minimum wages in the states where we operate offset by better shift management and related overtime hours.

Occupancy expenses as a percentage of total revenues for the year ended September 28, 2024 increased as compared to last year, which we attribute primarily to increases in base rents and increases in property and liability insurance premiums.

Other operating costs and expenses as a percentage of total revenues for the year ended September 28, 2024 increased as compared to last year primarily as a result of inflation.

General and administrative expenses (which relate solely to the corporate office in New York City) for the year ended September 28, 2024 decreased as compared to the same period of last year primarily as a result of the reversal of compensation expense in the amount of $1,134,000 related to options that expired or were cancelled unexercised partially offset by increased legal and consulting expenses and annual merit increases.
Depreciation and amortization expense for the year ended September 28, 2024 decreased slightly as compared to the same period of last year, which we attribute primarily to certain assets becoming fully depreciated.
Loss on Closure of El Rio Grande
The Company advised the landlord of El Rio Grande (a consolidated VIE) we would be terminating the lease and closing the property permanently on or around January 1, 2025. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $398,000, (ii) accrued severance and other costs in the amount of $94,000, (iii) an impairment charge related to long-lived assets in the amount of $269,000 and (iv) the write-off of our security deposit in the amount of $238,000, all partially offset by a gain related to the write-off of ROU assets and related lease liabilities in the net amount of $123,000.
Impairment Losses on Right-of-Use and Long-lived Assets
During the year ended September 28, 2024, impairment indicators were identified at our Sequoia property located in Washington, D.C. due to lower-than-expected operating results. Accordingly, the Company tested the recoverability of Sequoia's ROU and long-lived assets and concluded they were not recoverable. Based on a discounted cash flow analysis, the Company recognized impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU assets and long-lived assets, respectively. No impairment charges were recognized related to long-lived assets or ROU assets during the year ended September 30, 2023. Given the inherent uncertainty in projecting results of restaurants, the Company will continue to monitor the recoverability of the carrying value of the assets of Sequoia and several other restaurants on an ongoing basis. If expected performance is not realized, further impairment charges may be recognized in future periods, and such charges could be material.
Goodwill Impairment
Goodwill is the excess of cost over fair market value of tangible and intangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market.
In performing its goodwill impairment test as of September 30, 2023, the Company determined that a triggering event had occurred. Due to the volatility of the Company's stock price in the fourth quarter of fiscal 2023, the upcoming expiration of the current Bryant Park Grill & Cafe and The Porch at Bryant Park leases on April 30, 2025 and the related requests for proposals from the landlord for both locations received in July 2023 and September 2023, respectively (see Note 11 - Commitments and Contingencies to the Consolidated Financial Statements), the Company determined that there were indicators of potential impairment of its goodwill as of September 30, 2023. As of September 28, 2024, there had been a lack of communication from the landlord regarding our proposals. In August 2024, the Company became aware that the landlord was in discussions with another operator. Accordingly, the Company performed qualitative and quantitative assessments of its goodwill as of September 28, 2024 and September 30, 2023. The fair value of our equity was determined using the income approach. Given the relatively low volume of shares traded as of September 28, 2024 and September 30, 2023, the Company determined the income approach provided the best approximation of fair value. In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected future after-tax cash flows generated and then discounting those cash flows to present value, reflecting the relevant risks associated with the achievement of projected cash flows, the possibility that the Bryant Park Grill & Cafe and The Porch at Bryant Park leases may not be renewed beyond their expirations on April 30, 2025, and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted cash flows from operations, and discount rates that reflect the risk inherent in the future cash flows.
Based on the impairment analysis, the carrying amount of our equity exceeded its estimated fair value, which indicated an impairment of the carrying value of our goodwill at September 28, 2024 and September 30, 2023. Accordingly, during the fourth quarters of fiscal 2024 and 2023, the Company recorded goodwill impairment charges of $4,000,000 and $10,000,000, respectively, of which $4,000,000 and $8,000,000, respectively, was deductible for tax purposes and resulted in a deferred income tax benefit of $1,074,000 and $2,300,000, respectively. Such impairments have been attributed to factors such as, but not limited to, a decrease in the market price of the Company's common stock and lower than expected profitability.
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
On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP loans as fully deductible for tax purposes. During the years ended September 28, 2024 and September 30, 2023, the Company recorded income of $285,000 and $272,000, respectively, for financial reporting purposes related to the forgiveness of its PPP loans. The forgiveness of these amounts is not taxable.

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
Liquidity and Capital Resources
Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions, acquisitions and large remodeling projects. We utilize cash generated from operations to fund the cost of developing and opening new restaurants and smaller remodeling projects of existing restaurants we own. Consistent with many other restaurant operators, we typically use operating lease arrangements for our restaurants. In recent years, we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner.
The Company had a working capital deficit of $10,659,000 at September 28, 2024 as compared to working capital deficit of $5,932,000 at September 30, 2023. This increase in the deficit is primarily the result of all of our note payments becoming current as they mature through May 31, 2025. The Company is currently working with its lender on a new credit agreement which we expect to be completed in the second fiscal quarter of 2025; however, there can be no assurances that this agreement will be completed. We believe that our existing cash balances and current banking facilities will be sufficient to meet our liquidity and capital spending requirements and finance our operating activities for at least the next 12 months.
Inflation
Beginning in 2021, our operating results were impacted by geopolitical and other macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. While we have seen improvements in many of these areas, some of these factors continued to impact our operating results in fiscal 2024. The ongoing impact of these events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in our supply chain and delays in opening and acquiring new restaurants. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as continued suspension of dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
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

Cash Flows for the Years Ended September 28, 2024 and September 30, 2023
Net cash provided by operating activities for the year ended September 28, 2024 decreased to $4,654,000 as compared to $8,386,000 for the year ended September 30, 2023 and resulted primarily from changes in net working capital primarily related to prepaid, refundable and accrued income taxes and accounts payable and accrued expenses.
Net cash used in investing activities for the year ended September 28, 2024 was $2,392,000 compared to net cash provided by investing activities of $1,276,000 for the year ended September 30, 2023. This decrease resulted primarily from proceeds from the maturity of certificates of deposit in the prior period partially offset by lower purchases of fixed assets at existing restaurants in the current period.
Net cash used in financing activities for the year ended September 28, 2024 was $5,404,000 and resulted primarily from principal payments on notes payable in the amount of $1,987,000, the payment of dividends in the amount of $2,028,000 and the payment of distributions to non-controlling interests in the amount of $1,389,000. Net cash used in financing activities for the year ended September 30, 2023 was $19,686,000 and resulted primarily from principal payments on notes payable of $16,334,000 (including the prepayment of a promissory note in the amount of $6,666,000 on March 30, 2023 and the prepayment of three promissory notes in the aggregate amount of $6,046,000 on April 4, 2023), the payment of dividends in the amount of $2,252,000 and the payment of distributions to non-controlling interests in the amount of $1,139,000.
On November 8, 2023, February 6, 2024, and May 7, 2024, the Board of Directors of the Company (the "Board") declared quarterly cash dividends of $0.1875, $0.1875, and $0.1875, respectively, per share, which were paid on December 13, 2023, March 13, 2024, and June 12, 2024, respectively, to the stockholders of record of the Company's common stock at the close of business on November 30, 2023, February 29, 2024, and May 31, 2024, respectively. The Board has not declared any dividends since May 7, 2024. Future decisions to pay dividends are at the discretion of the Board and will depend upon operating performance and other factors.
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
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2025 (as extended from December 31, 2024, subject to further extension as set out in the agreement. To date approximately $100,000 has been spent on this refresh.
On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2025 (as extended from June 30, 2023), subject to further extension as set out in the agreement. To date approximately $950,000 has been spent on this refresh.
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

Recent Restaurant Dispositions
The Company advised the landlord of El Rio Grande (a consolidated VIE) we would be terminating the lease and closing the property permanently on or around January 1, 2025. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $398,000, (ii) accrued severance and other costs in the amount of $94,000, (iii) an impairment charge related to long-lived assets in the amount of $269,000 and (iv) the write-off of our security deposit in the amount of $238,000, all partially offset by a gain related to the write-off of ROU assets and related lease liabilities in the net amount of $123,000.
Investment in and Receivable from New Meadowlands Racetrack LLC
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR with no change in ownership. In February 2017, the Company funded its proportionate share ($222,000) of a $3,000,000 capital call bringing its total investment to $5,108,000 with no change in ownership.
During the years ended September 28, 2024 and September 30, 2023, the Company received distributions from NMR in the amounts of $26,000 and $52,000, respectively, which are included in other income in the consolidated statements of operations for the years then ended.
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
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on January 31, 2024. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,442,000 and $1,399,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at September 28, 2024 and September 30, 2023, respectively. On April 30, 2023, the due date of the note was extended to June 30, 2029.
Notes Payable – Bank
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into on June 1, 2018 (the "Prior Credit Agreement"). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of September 28, 2024, no advances were outstanding under the Credit Agreement. As of September 28, 2024, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.9%. The replacement of LIBOR with SOFR as a reference rate in our debt agreements did not have a material adverse effect on our financial position or materially affect our interest expense.
Borrowings under the Credit Agreement, which include the promissory notes as discussed in Note 10 of the consolidated financial statements in the aggregate amount of $5,167,000, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company. The loan agreements provide, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The loan agreements also contain customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 28, 2024 except for the minimum annual net income requirement. On December 11, 2024, BHBM agreed to waive applicability of this covenant (and any breach arising therefrom) as of September 28, 2024.
Paycheck Protection Program Loans
Prior to fiscal 2023, the Company received loan proceeds from several banks in the aggregate amount of $15,106,000 (the “PPP Loans”) under the Paycheck Protection Program of the CARES Act, which was enacted March 27, 2020. Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the year ended September 30, 2023, $272,000 of PPP Loans (including $6,000 of accrued interest), were forgiven. During the year ended September 30, 2023, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $531,000. As of September 28, 2024 and September 30, 2023, no PPP Loans were outstanding; however, the Company was denied forgiveness of one PPP Loan in fiscal 2023 in the amount of $285,000 and accordingly such amount was repaid. The Company filed an appeal concurrent with the repayment, which was granted and the amount was forgiven and refunded to the Company in November 2023.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to: (i) projected cash flows related to asset impairments, including goodwill and intangibles, (ii) income tax valuation allowances for deferred tax assets, (iii) allowances for potential credit losses on receivables, (iv) assumptions regarding discount rates related to lease accounting, (v) the useful lives and recoverability of our long-lived assets, such as fixed assets and intangibles, (vi) fair values of financial instruments, (vii) share-based compensation, (viii) estimates made in connection with acquisition purchase price allocations, (ix) uncertain tax positions, and (x) determining when investment impairments are other-than-temporary. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.
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
The Company considers a triggering event related to long-lived or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s cash flows for the last 12 months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material.
During the year ended September 28, 2024, impairment indicators were identified at our Sequoia property located in Washington, D.C. due to lower-than-expected operating results. Accordingly, the Company tested the recoverability of Sequoia's ROU and long-lived assets and concluded they were not recoverable. Based on a discounted cash flow analysis, the Company recognized impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU assets and long-lived assets, respectively. No impairment charges were recognized related to long-lived assets or ROU assets during the year ended September 30, 2023. Given the inherent uncertainty in projecting results of restaurants, the Company will continue to monitor the recoverability of the carrying value of the assets of Sequoia and several other restaurants on an ongoing basis. If expected performance is not realized, further impairment charges may be recognized in future periods, and such charges could be material.
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
As a result, we performed an assessment of the recoverability of our indirect investment in NMR as of September 28, 2024 which involved critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in northern New Jersey and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.
In performing this assessment, we estimate the fair value of our investment in NMR using our best estimate of these assumptions which we believe would be consistent with what a hypothetical marketplace participant would use. The variability of these factors depends on a number of conditions, including uncertainty about future events and our inability as a minority shareholder to control certain outcomes and, thus, our accounting estimates may change from period to period. If other assumptions and estimates had been used when these tests were performed, impairment charges could have resulted.

As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result.
Leases
We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we include operating leases in Operating lease ROU assets and Operating lease liabilities in our consolidated balance sheet. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. Our lease terms may include options to extend or terminate the lease.  Options are included when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Amendments or modifications to lease terms are accounted for as variable lease payments. Leases with a lease term of 12 months or less are accounted for using the practical expedient which allows for straight-line rent expense over the remaining term of the lease.
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

In performing its goodwill impairment test as of September 30, 2023, the Company determined that a triggering event had occurred. Due to the volatility of the Company's stock price in the fourth quarter of fiscal 2023, the upcoming expiration of the current Bryant Park Grill & Cafe and The Porch at Bryant Park leases on April 30, 2025 and the related requests for proposals from the landlord for both locations received in July 2023 and September 2023, respectively (see Note 11 - Commitments and Contingencies to the Consolidated Financial Statements), the Company determined that there were indicators of potential impairment of its goodwill as of September 30, 2023. As of September 28, 2024, there had been a lack of communication from the landlord regarding our proposals. In August 2024, the Company became aware that the landlord was in discussions with another operator. Accordingly, the Company performed qualitative and quantitative assessments for its goodwill as of September 28, 2024 and September 30, 2023. The fair value of the equity was determined using the income approach. Given the relatively low volume of shares traded as of September 28, 2024 and September 30, 2023, the Company determined the income approach provided the best approximation of fair value. In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected future after-tax cash flows generated and then discounting those cash flows to present value, reflecting the relevant risks associated with the achievement of projected cash flows, the possibility that the Bryant Park Grill & Cafe and The Porch at Bryant Park leases may not be renewed beyond their expirations on April 30, 2025, and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted cash flows from operations, and discount rates that reflect the risk inherent in the future cash flows. More specifically, the weighted average cost of capital is a sensitive estimate as it reflects the market conditions including the risk that the Bryant Park Grill & Café and The Porch at Bryant Park leases will not be renewed.
Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. For the years ended September 28, 2024 and September 30, 2023, our impairment analysis did not result in any other charges related to trademarks.

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
Recently Adopted and Issued Accounting Standards
See Note 1 of Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2024 and the expected dates of adoption and the anticipated impact on the consolidated financial statements.
Recent Developments
See Note 17 of the Notes to Consolidated Financial Statements for a description of recent developments that have occurred subsequent to September 28, 2024.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements are included in this report immediately following Part IV.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 28, 2024 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 28, 2024. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 28, 2024 based upon the criteria set forth in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 28, 2024.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than changes to certain restaurant-level procedures with respect to approval limits and reconciliation procedures.
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
Item 9B. Other Information
Insider Trading Arrangements
During the 2024 fiscal year, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information relating to our directors and executive officers is incorporated by reference to the definitive proxy statement for our annual meeting of stockholders to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form (the “Proxy Statement”). Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the Proxy Statement.
Code of Ethics
We have adopted a code of ethics (which includes our insider trading policy) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy is available free of charge through our Internet website, www.arkrestaurants.com, under the “Investors-Corporate Governance” caption. We intend to satisfy the disclosure requirement under Item 5.05 of Current Report on Form 8-K regarding an amendment to, or waiver from, a provision of this code by posting such information on our website, at the address specified above.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 28, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 28, 2024.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 28, 2024.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 28, 2024.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm (PCAOB ID: 596)	F-1

		Consolidated Balance Sheets - at September 28, 2024 and September 30, 2023	F-3

		Consolidated Statements of Operations - years ended September 28, 2024 and September 30, 2023	F-4

		Consolidated Statements of Changes in Equity - years ended September 28, 2024 and September 30, 2023	F-5

		Consolidated Statements of Cash Flows - years ended September 28, 2024 and September 30, 2023	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules:

None.

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately following the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ark Restaurants Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries (the “Company”) as of September 28, 2024 and September 30, 2023, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023 and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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

The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived assets and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The Company recorded impairment charges for its location in Washington, DC of $2,500,000 and for one of its locations in New York City of $876,000 during the year ended September 28, 2024.

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
•
•We evaluated the reasonableness of management's estimate that no impairment charges were appropriate during the year other than what was recorded.

Goodwill Valuation (Note 7 to the Consolidated Financial Statements)

Critical Audit Matter

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of the Company to its carrying value. The Company determined the income approach provided the best approximation of fair value given the relatively low volume of shares of the Company’s stock traded and the lack of reliable market data. In the income approach the Company utilized the discounted cash flow model to estimate fair value, which requires management to make significant estimates and assumptions related to forecasts of future revenue and operating margin. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company recorded an impairment charge of $4,000,000 for the year ended September 28, 2024.

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
F-2

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
Melville, New York
December 19, 2024

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	September 28, 2024	September 30, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (includes $292 at September 28, 2024 and $564 at September 30, 2023 related to VIEs)	$10,273	$13,415
Accounts receivable (includes $44 at September 28, 2024 and $169 at September 30, 2023 related to VIEs)	3,516	3,313
Employee receivables	255	328
Inventories (includes $40 at September 28, 2024 and $47 at September 30, 2023 related to VIEs)	2,289	3,093
Prepaid and refundable income taxes (includes $0 at September 28, 2024 and $204 September 30, 2023 related to VIEs)	294	212
Prepaid expenses and other current assets (includes $29 at September 28, 2024 and $31 at September 30, 2023 related to VIEs)	1,598	1,569
Total current assets	18,225	21,930
FIXED ASSETS - Net (includes $0 at September 28, 2024 and $216 at September 30, 2023 related to VIEs)	31,569	34,314
OPERATING LEASE RIGHT-OF-USE ASSETS - Net (includes $0 at September 28, 2024 and $1,796 at September 30, 2023 related to VIEs)	84,977	96,459
GOODWILL	3,440	7,440
TRADEMARKS	4,220	4,220
INTANGIBLE ASSETS - Net	98	187
DEFERRED INCOME TAXES	4,799	3,738
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,550	6,507
OTHER ASSETS (includes $11 at September 28, 2024 and September 30, 2023 related to VIEs)	2,163	2,161
TOTAL ASSETS	$156,041	$176,956
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade (includes $86 at September 28, 2024 and $93 at September 30, 2023 related to VIEs)	$4,547	$4,058
Accrued expenses and other current liabilities (includes $794 at September 28, 2024 and $331 at September 30, 2023 related to VIEs)	12,045	13,829
Current portion of operating lease liabilities (includes $0 at September 28, 2024 and $298 at September 30, 2023 related to VIEs)	7,099	7,988
Current portion of notes payable	5,193	1,987
Total current liabilities	28,884	27,862
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION (includes $0 at September 28, 2024 and $1,623 at September 30, 2023 related to VIEs)	83,516	92,232
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	—	5,140
TOTAL LIABILITIES	112,400	125,234
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,604 shares at September 28, 2024 and September 30, 2023	36	36
Additional paid-in capital	13,934	14,161
Retained earnings	30,167	36,091
Total Ark Restaurants Corp. shareholders’ equity	44,137	50,288
NON-CONTROLLING INTERESTS	(496)	1,434
TOTAL EQUITY	43,641	51,722
TOTAL LIABILITIES AND EQUITY	$156,041	$176,956
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended
	September 28, 2024	September 30, 2023
REVENUES:
Food and beverage sales	$179,110	$180,820
Other revenue	4,435	3,973
Total revenues	183,545	184,793
COSTS AND EXPENSES:
Food and beverage cost of sales	49,519	49,624
Payroll expenses	65,844	66,322
Occupancy expenses	24,622	23,472
Other operating costs and expenses	24,125	23,498
General and administrative expenses	12,263	12,407
Depreciation and amortization	4,090	4,310
Loss on closure of El Rio Grande	876	—
Impairment losses on right-of-use and long-lived assets	2,500	—
Goodwill impairment	4,000	10,000
Total costs and expenses	187,839	189,633
OPERATING LOSS	(4,294)	(4,840)
OTHER (INCOME) EXPENSE:
Interest expense	621	1,239
Interest income	(44)	(333)
Other income	(26)	(52)
Gain on forgiveness of PPP Loans	(285)	(272)
Total other (income) expense, net	266	582
LOSS BEFORE BENEFIT FOR INCOME TAXES	(4,560)	(5,422)
Benefit for income taxes	(815)	(64)
CONSOLIDATED NET LOSS	(3,745)	(5,358)
Net income attributable to non-controlling interests	(151)	(570)
NET LOSS ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(3,896)	$(5,928)

NET LOSS PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(1.08)	$(1.65)
Diluted	$(1.08)	$(1.65)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,604	3,601
Diluted	3,604	3,601
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023
(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - October 1, 2022	3,600	$36	$15,493	$44,271	$59,800	$318	$60,118
Net income (loss)	—	—	—	(5,928)	(5,928)	570	(5,358)
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	(1,685)	—	(1,685)	1,685	—
Exercise of stock options	4	—	39	—	39	—	39
Stock-based compensation activity	—	—	314	—	314	—	314
Distributions to non-controlling interests	—	—	—	—	—	(1,139)	(1,139)
Dividends paid - $0.625 per share	—	—	—	(2,252)	(2,252)	—	(2,252)
BALANCE - September 30, 2023	3,604	36	14,161	36,091	50,288	1,434	51,722
Net income (loss)	—	—	—	(3,896)	(3,896)	151	(3,745)
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	692	—	692	(692)	—
Stock-based compensation activity	—	—	(919)	—	(919)	—	(919)
Distributions to non-controlling interests	—	—	—	—	—	(1,389)	(1,389)
Dividends paid - $0.5625 per share	—	—	—	(2,028)	(2,028)	—	(2,028)
BALANCE - September 28, 2024	3,604	$36	$13,934	$30,167	$44,137	$(496)	$43,641
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	September 28, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(3,745)	$(5,358)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Stock-based compensation activity	(919)	314
Gain on forgiveness of PPP Loans	—	(272)
Deferred income taxes	(1,061)	(620)
Accrued interest on note receivable from NMR	(43)	(42)
Loss on closure of El Rio Grande	876	—
Impairment losses on right-of-use and long-lived assets	2,500	—
Goodwill impairment	4,000	10,000
Depreciation and amortization	4,090	4,310
Amortization of operating lease assets	440	507
Amortization of deferred financing costs	53	63
Changes in operating assets and liabilities:
Accounts receivable	(203)	(128)
Inventories	804	614
Prepaid, refundable and accrued income taxes	(91)	1,566
Prepaid expenses and other current assets	(29)	(46)
Other assets	(2)	363
Accounts payable - trade	489	(408)
Accrued expenses and other current liabilities	(2,505)	(2,477)
Net cash provided by operating activities	4,654	8,386
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,465)	(3,857)
Loans and advances made to employees	(46)	(71)
Payments received on employee receivables	119	183
Proceeds from maturity of Certificate of Deposit	—	5,021
Net cash provided by (used in) investing activities	(2,392)	1,276
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,987)	(15,803)
Principal payments on PPP Loans	—	(531)
Dividends paid	(2,028)	(2,252)
Proceeds from issuance of stock upon exercise of stock options	—	39
Distributions to non-controlling interests	(1,389)	(1,139)
Net cash used in financing activities	(5,404)	(19,686)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,142)	(10,024)
CASH AND CASH EQUIVALENTS, Beginning of year	13,415	23,439
CASH AND CASH EQUIVALENTS, End of year	$10,273	$13,415

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$439	$1,291
Income taxes	$170	$345
Non-cash financing activities:
Elimination of non-controlling interest upon dissolution of subsidiary	$692	$1,685

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 28, 2024, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 17 restaurants and bars, 16 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
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
Inflation — Beginning in 2021, our operating results were impacted by geopolitical and other macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. While we have seen improvements in many of these areas, some of these factors continued to impact our operating results in fiscal 2024. The ongoing impact of these events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in our supply chain and delays in opening and acquiring new restaurants. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as continued suspension of dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
Basis of Presentation — The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States of America (“GAAP”). The Company’s reporting currency is the United States dollar.
Accounting Period — The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 28, 2024 and September 30, 2023 both included 52 weeks.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to: (i) projected cash flows related to asset impairments, including goodwill and intangibles, (ii) income tax valuation allowances for deferred tax assets, (iii) allowances for potential credit losses on receivables, (iv) assumptions regarding discount rates related to lease accounting, (v) the useful lives and recoverability of our long-lived assets, such as fixed assets and intangibles, (vi) fair values of financial instruments, (vii) share-based compensation, (viii) estimates made in connection with acquisition purchase price allocations, (ix) uncertain tax positions, and (x) determining when investment impairments are other-than-temporary. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.
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

Seasonality — The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of prior acquisitions mitigates some of this risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.
Fair Value of Financial Instruments — The carrying amount of cash and cash equivalents, receivables, accounts payable and approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair values of notes receivable and payable are determined using current applicable rates for similar instruments as of the balance sheet date and approximate the carrying value of such debt instruments.
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
As of September 28, 2024 and September 30, 2023, the Company had accounts receivable balances due from one hotel operator totaling 52% of total accounts receivable.
For the years ended September 28, 2024 and September 30, 2023, the Company made purchases from two vendors that accounted for 22% of total purchases.
As of September 28, 2024, all debt outstanding, other than the note payable to the sellers of The Blue Moon Fish Company, is with one lender (see Note 10 – Notes Payable).
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
The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s cash flows for the last 12 months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. (see Note 6 - Fixed Assets).
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

With respect to goodwill, the Company assesses qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. When performing the quantitative test, an impairment loss is recognized if the carrying value of our equity, including goodwill, exceeds its fair value. (see Note 7 - Goodwill, Trademarks and Intangible Assets)

Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. For the years ended September 28, 2024 and September 30, 2023, our impairment analysis did not result in any other charges related to trademarks.

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

Revenue Recognition — The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held). All customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time. The Company recognized $16,147,000 and $14,775,000 in catering services revenue for the years ended September 28, 2024 and September 30, 2023, respectively. Unearned revenue which is included in accrued expenses and other current liabilities on the consolidated balance sheets as of September 28, 2024 and September 30, 2023 was $4,382,000 and $5,962,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of September 28, 2024 and September 30, 2023, the total liability for gift cards in the amounts of approximately $401,000 and $340,000, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.
Other revenues include purchase service fees which represent commissions earned by a subsidiary of the Company for providing services to other restaurant groups, as well as license fees, property management fees and other rentals.
Occupancy Expenses — Occupancy expenses include rent, rent taxes, real estate taxes, insurance and utility costs.
Defined Contribution Plan — The Company offers a defined contribution savings plan (the “Plan”) to all of its full-time employees. Eligible employees may contribute pre-tax amounts to the Plan subject to the Internal Revenue Code limitations. Company contributions to the Plan are at the discretion of the Board of Directors. During the years ended September 28, 2024 and September 30, 2023, the Company did not make any contributions to the Plan.
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
The Company may recognize tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company re-evaluates uncertain tax positions and considers factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken on tax returns, and changes in circumstances related to a tax position.
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
Stock-Based Compensation — Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. The Company measures stock-based compensation at the grant date based on the estimated fair value of the award and recognizes the cost (net of estimated forfeitures) as compensation expense on a straight-line basis over the requisite service period. Upon exercise of options, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense.
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

Recently Issued Accounting Pronouncements — In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, which is for our fiscal year 2026 and interim periods beginning in the first quarter of our fiscal 2027, with early adoption permitted. The amendments may be applied prospectively or retrospectively with early adoption permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, which is for our fiscal year 2025 and interim periods beginning in the first quarter of our fiscal 2026, with early adoption permitted. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, requiring public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. This aims to improve investor insights into company performance. ASU 2024-03 is effective for fiscal years beginning after December 15, 2024, which is our fiscal year 2026 and interim periods beginning in the first quarter of our fiscal 2027, with early adoption permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.

No other new accounting pronouncements issued or effective as of September 28, 2024 have had or are expected to have a material impact on our consolidated financial statements.

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
The Company has determined that it is the primary beneficiary of three VIEs and, accordingly, consolidates the financial results of these entities. Following are the required disclosures associated with the Company’s consolidated VIEs:

	September 28, 2024	September 30, 2023
	(in thousands)
Cash and cash equivalents	$292	$564
Accounts receivable	44	169
Inventories	40	47
Prepaid and refundable income taxes	—	204
Prepaid expenses and other current assets	29	31
Due from (to) Ark Restaurants Corp. and affiliates (1)	(124)	58
Fixed assets - net	—	216
Operating lease right-of-use assets - net	—	1,796
Other assets	11	11
Total assets	$292	$3,096

Accounts payable - trade	$86	$93
Accrued expenses and other current liabilities	794	331
Current portion of operating lease liabilities	—	298
Operating lease liabilities, less current portion	—	1,623
Total liabilities	880	2,345
Equity of variable interest entities	(588)	751
Total liabilities and equity	$292	$3,096
(1)Amounts due from Ark Restaurants Corp. and affiliates are eliminated upon consolidation.
The liabilities of $880,000 and $2,345,000 at September 28, 2024 and September 30, 2023, respectively, recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets and creditors of the VIEs do not have recourse to the general credit of the Company; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, the assets of $292,000 and $3,096,000 at September 28, 2024 and September 30, 2023, respectively, recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets; rather, these assets can be used only to settle obligations of the three VIEs (see Note 4 - Recent Restaurant Dispositions).
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
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2025 (as extended from December 31, 2024), subject to further extension as set out in the agreement. To date approximately $100,000 has been spent on this refresh.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2025 (as extended from June 30, 2023), subject to further extension as set out in the agreement. To date approximately $950,000 has been spent on this refresh.
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
4. RECENT RESTAURANT DISPOSITIONS
During the year ended September 28, 2024, the Company dissolved the entity which owned Lucky 7 at the Foxwoods Resort and Casino, which was closed in July of 2022. In connection with the dissolution, the Company reclassified the remaining non-controlling interest balance to additional paid-in capital.
During the year ended September 28, 2024, the Company dissolved the entity which owned Clyde Frazier's Wine and Dine, which was closed in September of 2021. In connection with the dissolution, the Company reclassified the remaining non-controlling interest balance to additional paid-in capital.
The Company advised the landlord of El Rio Grande (a consolidated VIE) we would be terminating the lease and closing the property permanently on or around January 1, 2025. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $398,000, (ii) accrued severance and other costs in the amount of $94,000, (iii) an impairment charge related to long-lived assets in the amount of $269,000 and (iv) the write-off of our security deposit in the amount of $238,000, all partially offset by a gain related to the write-off of ROU assets and related lease liabilities in the net amount of $123,000.
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
During the years ended September 28, 2024 and September 30, 2023, the Company received distributions from NMR in the amounts of $26,000 and $52,000, respectively, which are included in other income in the consolidated statements of operations for the years then ended.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the years ended September 28, 2024 and September 30, 2023. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party). As of September 28, 2024 and September 30, 2023, $16,000 and $11,000 were due AM VIE by NMR.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on June 30, 2029. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,442,000 and $1,399,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at September 28, 2024 and September 30, 2023, respectively.
6. FIXED ASSETS
Fixed assets consist of the following:

	September 28, 2024	September 30, 2023
	(in thousands)
Land and building	$18,393	$18,393
Building and leasehold improvements	44,371	44,308
Furniture, fixtures and equipment	39,123	39,025
Construction in progress	1,107	127
	102,994	101,853
Less: accumulated depreciation and amortization	71,425	67,539
Fixed Assets - Net	$31,569	$34,314
Depreciation and amortization expense related to fixed assets for the years ended September 28, 2024 and September 30, 2023 was $4,001,000 and $4,225,000, respectively.
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
During the year ended September 28, 2024, impairment indicators were identified at our Sequoia property located in Washington, D.C. due to lower-than-expected operating results. Accordingly, the Company tested the recoverability of Sequoia's ROU and long-lived assets and concluded they were not recoverable. Based on a discounted cash flow analysis, the Company recognized impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU assets and long-lived assets, respectively. No impairment charges were recognized related to long-lived assets or ROU assets during the year ended September 30, 2023. Given the inherent uncertainty in projecting results of restaurants, the Company will continue to monitor the recoverability of the carrying value of the assets of Sequoia and several other restaurants on an ongoing basis. If expected performance is not realized, further impairment charges may be recognized in future periods, and such charges could be material.

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

In performing its goodwill impairment test as of September 30, 2023, the Company determined that a triggering event had occurred. Due to the volatility of the Company's stock price in the fourth quarter of fiscal 2023, the upcoming expiration of the current Bryant Park Grill & Cafe and The Porch at Bryant Park leases on April 30, 2025 and the related requests for proposals from the landlord for both locations received in July 2023 and September 2023, respectively (see Note 11 - Commitments and Contingencies to the Consolidated Financial Statements), the Company determined that there were indicators of potential impairment of its goodwill as of September 30, 2023. As of September 28, 2024, there had been a lack of communication from the landlord regarding our proposals. In August 2024, the Company became aware that the landlord was in discussions with another operator. Accordingly, the Company performed qualitative and quantitative assessments for its goodwill as of September 28, 2024 and September 30, 2023. The fair value of the equity was determined using the income approach. Given the relatively low volume of shares traded as of September 28, 2024 and September 30, 2023, the Company determined the income approach provided the best approximation of fair value. In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected future after-tax cash flows generated and then discounting those cash flows to present value, reflecting the relevant risks associated with the achievement of projected cash flows, the possibility that the Bryant Park Grill & Cafe and The Porch at Bryant Park leases may not be renewed beyond their expirations on April 30, 2025, and the time value of money. This approach requires the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted cash flows from operations, and discount rates that reflect the risk inherent in the future cash flows.
Based on the impairment analysis, the carrying amount of our equity exceeded its estimated fair value, which indicated an impairment of the carrying value of our goodwill at September 28, 2024 and September 30, 2023. Accordingly, during the fourth quarters of fiscal 2024 and 2023, the Company recorded goodwill impairment charges of $4,000,000 and $10,000,000, respectively, of which $4,000,000 and $8,000,000, respectively, was deductible for tax purposes and resulted in a deferred income tax benefit of $1,074,000 and $2,300,000, respectively. Such impairments have been attributed to factors such as, but not limited to, a decrease in the market price of the Company's common stock and lower than expected profitability.
The changes in the carrying amount of goodwill and trademarks for the years ended September 28, 2024 and September 30, 2023 are as follows:

	Goodwill	Trademarks
	(in thousands)
Balance as of October 1, 2022	$17,440	$4,220
Acquired during the year	—	—
Impairment charge (1)	(10,000)	—
Balance as of September 30, 2023	7,440	4,220
Acquired during the year	—	—
Impairment charge (1)	(4,000)	—
Balance as of September 28, 2024	$3,440	$4,220
(1) Accumulated impairment losses as of September 28, 2024 and September 30, 2023 were $14,000,000 and $10,000,000, respectively.

Intangibles
Intangible assets consist of the following:

	September 28, 2024	September 30, 2023
	(in thousands)
Purchased leasehold rights (a) - fully amortized	$1,995	$1,995
Noncompete agreements and other - 5-10 years	633	633
	2,628	2,628
Less accumulated amortization	2,530	2,441
Intangible Assets - Net	$98	$187
(a)Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.
Amortization expense related to intangible assets for the years ended September 28, 2024 and September 30, 2023 was $89,000 and $85,000, respectively. Amortization expense is expected to be $85,000 for fiscal 2025 and $14,000 for fiscal 2026 and 2027.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 28, 2024	September 30, 2023
	(in thousands)
Sales tax payable	$761	$765
Accrued wages and payroll related costs	4,548	4,487
Customer advance deposits	4,382	5,962
Accrued occupancy and other operating expenses	2,354	2,615
	$12,045	$13,829
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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of September 28, 2024 or September 30, 2023. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated statements of operations.
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

The components of lease expense in the consolidated statements of operations are as follows:

	September 28, 2024	September 30, 2023
	(in thousands)
Operating lease expense - occupancy expenses (1)	$13,893	$13,672
Occupancy lease expense - general and administrative expenses	485	334
Variable lease expense	4,539	4,184
Total lease expense	$18,917	$18,190
____________________
(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases is as follows:

	September 28, 2024	September 30, 2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$18,318	$18,669
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$—	$3,860

The weighted average remaining lease terms and discount rate as of September 28, 2024 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	11.5 years	6.3%
The annual maturities of our lease liabilities as of September 28, 2024 are as follows:

Fiscal Year Ending	Operating Leases
(in thousands)
September 27, 2025	12,477
October 3, 2026	11,729
October 2, 2027	11,535
September 30, 2028	11,622
September 29, 2029	11,274
Thereafter	67,864
Total future lease payments	126,501
Less imputed interest	(35,886)
Present value of lease liabilities	$90,615

10. NOTES PAYABLE
Long-term debt consists of the following:

	September 28, 2024	September 30, 2023
	(in thousands)
Promissory Note - Rustic Inn purchase	$2,617	$2,902
Promissory Note - JB's on the Beach purchase	1,750	2,750
Promissory Note - Sequoia renovation	800	1,257
Promissory Note - Blue Moon Fish Company	68	313
	5,235	7,222
Less: Current maturities	(5,193)	(1,987)
Less: Unamortized deferred financing costs	(42)	(95)
Long-term debt	$—	$5,140
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the "Prior Credit Agreement"). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of September 28, 2024, no advances were outstanding under the Credit Agreement. As of September 28, 2024, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.9%. The replacement of LIBOR with SOFR as a reference rate in our debt agreements did not have a material adverse effect on our financial position or materially affect our interest expense. The Company is currently working with its lender on a new credit agreement which we expect to be completed in the second fiscal quarter of 2025; however, there can be no assurances that this agreement will be completed.
The Credit Agreement also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Credit Agreement as of September 28, 2024 except for the minimum annual net income requirement. On December 11, 2024, BHBM agreed to waive applicability of this covenant (and any breach arising therefrom) as of September 28, 2024.
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
Paycheck Protection Program Loans
Prior to fiscal 2023, the Company received loan proceeds from several banks in the aggregate amount of $15,106,000 (the “PPP Loans”) under the Paycheck Protection Program of the CARES Act, which was enacted March 27, 2020. Under the terms of the PPP Loans, some or all of the amounts thereunder, including accrued interest, were to be forgiven if they were used for Qualifying Expenses as described in and in compliance with the CARES Act. During the year ended September 30, 2023, $272,000 of PPP Loans (including $6,000 of accrued interest), were forgiven. During the year ended September 30, 2023, the Company made payments related to the unforgiven portion of PPP Loans in the aggregate amount of $531,000. As of September 28, 2024 and September 30, 2023, no PPP Loans were outstanding; however, the Company was denied forgiveness of one PPP Loan in fiscal 2023 in the amount of $285,000 and accordingly such amount was repaid. The Company filed an appeal concurrent with the repayment, which was granted and the amount was forgiven and refunded to the Company in November 2023. Such amount is included in other income in the consolidated statement of operations for the year ended September 28, 2024.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $304,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of $53,000 and $63,000 is included in interest expense for the years ended September 28, 2024 and September 30, 2023, respectively.
11. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases several restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2046. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurant’s sales in excess of stipulated amounts at such facility and in one instance based on profits. In connection with two of our leases, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of approximately $562,000 as security deposits under such leases.
The Company's agreements with the Bryant Park Corporation (the “Landlord”), (a private non-profit entity that manages Bryant Park under agreements with the New York City Department of Parks & Recreation) for the Bryant Park Grill & Cafe and The Porch at Bryant Park expire on April 30, 2025. During July 2023 (for the Bryant Park Grill & Cafe) and September 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations are for new 10-year agreements, with one five-year renewal option. Any operator awarded the agreements must be approved by both the New York City Department of Parks & Recreation and the New York Public Library. To date, the landlord has not announced the selection of a successful bidder; however, the landlord has made public statements of its intention to select an operator other than the Company. In response to these public statements and other information obtained by the Company, management has engaged outside advisors who have been assisting with our efforts to obtain the extensions by ensuring the RFP awards process is both fair and transparent. We intend to pursue all available options to protect our interests.
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
On January 18, 2024, options to purchase 107,500 shares of common stock at an exercise price of $14.80 per share were granted to officers and directors of the Company under the 2022 Stock Option Plan (the "2024 Grant"). Such options are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% on each yearly anniversary thereafter. The grant date fair value of these stock options was $4.39 per share and totaled approximately $472,000.
During the year ended September 28, 2023, no options to purchase shares of common stock were issued by the Company.
The Company generally issues new shares upon the exercise of employee stock options.
The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk-free interest rate. The assumptions used for the 2024 Grant include a risk-free interest rate of 3.2%, volatility of 49.7%, a dividend yield of 4.2% and an expected life of 10 years.
The following table summarizes stock option activity under all plans:

	2024				2023
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of year	471,250	$19.57	5.2 years		544,125	$19.63
Options:
Granted	107,500	$14.80			—
Exercised	—				(3,750)	$10.65
Canceled or expired	(163,000)	$20.70			(69,125)	$20.50
Outstanding and expected to vest, end of year	415,750	$17.89	6.3 years	$83,000	471,250	$19.57	$413,000
Exercisable, end of year	276,875	$19.92	5.4 years	$41,000	310,125	$20.21	$207,000
Shares available for future grant	370,000				477,500
Compensation cost charged to operations for the years ended September 28, 2024 and September 30, 2023 for stock-based compensation programs was approximately $237,000 and $314,000, respectively, and total stock-based compensation activity for the year ended September 28, 2024 was ($919,000) which includes reversal of stock-based compensation expense relating to forfeitures in the amount of $1,156,000. Compensation cost recognized is classified as a general and administrative expense in the consolidated statements of operations.
As of September 28, 2024, there was approximately $532,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 2.5 years.
The following table summarizes information about stock options outstanding as of September 28, 2024:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)
$10.65			80,250	$10.65	6.2	40,125	$10.65	6.2
$14.80			87,500	$14.80	9.3	—	$14.80	9.3
$17.80			22,500	$17.80	7.9	11,250	$17.80	7.9
$21.90			177,500	$21.90	5.4	177,500	$21.90	5.4
$19.61	-	$22.30	48,000	$20.86	4.3	48,000	$20.86	4.3
			415,750	$17.89	6.3	276,875	$19.92	5.4
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer, or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
13. INCOME TAXES

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP Loans as fully deductible for tax purposes. During the years ended September 28, 2024 and September 30, 2023, the Company recorded income of $285,000 and $272,000, respectively, for financial reporting purposes related to the forgiveness of its PPP Loans. The forgiveness of these amounts is not taxable.
The benefit for income taxes consists of the following:

	Year Ended
	September 28, 2024	September 30, 2023
	(in thousands)
Current provision (benefit):
Federal	$85	$319
State and local	161	237
	246	556
Deferred provision (benefit):
Federal	(617)	(237)
State and local	(444)	(383)
	(1,061)	(620)
	$(815)	$(64)

The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	September 28, 2024	September 30, 2023
	(in thousands)

Provision at federal statutory rate (21%)	$(958)	$(1,139)
State and local income taxes, net of tax benefits	231	(241)
Goodwill impairment	—	419
Gain on forgiveness of PPP Loans	(60)	(57)
Tax credits	(943)	(961)
Loss attributable to non-controlling interest	(32)	(120)
Changes in tax rates	5	49
Change in valuation allowance	963	1,866
Other	(21)	120
	$(815)	$(64)
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 28, 2024	September 30, 2023
	(in thousands)
Deferred tax assets:
State net operating loss carryforwards	$4,670	$5,170
Lease liabilities	20,349	22,072
Deferred compensation	257	376
Tax credits	3,376	2,483
Other	392	511
Deferred tax assets, before valuation allowance	29,044	30,612
Valuation allowance	(4,236)	(3,273)
Deferred tax assets, net of valuation allowance	24,808	27,339

Deferred tax liabilities:
Depreciation and amortization	(19,636)	(23,065)
Partnership investments	—	(188)
Prepaid expenses	(373)	(348)
Deferred tax liabilities	(20,009)	(23,601)
Net deferred tax assets	$4,799	$3,738
In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including reversal of existing taxable temporary differences, forecasts of future earnings and the duration of statutory carryforward periods. The Company recorded a valuation allowance of $4,236,000 and $3,273,000 as of September 28, 2024 and September 30, 2023, respectively, attributable to certain federal tax credits and state and local net operating loss carryforwards which are not realizable on a more-likely-than-not basis. During the years ended September 28, 2024 and September 30, 2023, the Company’s valuation allowance increased by approximately $963,000 and $1,866,000, respectively, primarily related to certain general business credit carryforwards that are not expected to be realized on a more-likely-than-not basis.
As of September 28, 2024, the Company had General Business Credit carryforwards of approximately $3,376,000 which expire through fiscal 2044. In addition, as of September 28, 2024, the Company has New York State net operating loss carryforwards of approximately $27,471,000 and New York City net operating loss carryforwards of approximately $25,268,000 that expire through fiscal 2044.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits excluding interest and penalties is as follows:

	September 28, 2024	September 30, 2023
	(in thousands)
Balance at beginning of year	$185	$159
Additions based on tax positions taken in current and prior years	25	26
Decreases based on tax positions taken in prior years	—	—
Balance at end of year	$210	$185
The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. For the years ended September 28, 2024 and September 30, 2023, there are no amounts accrued for the payment of interest and penalties. The Company does not expect a significant change to its unrecognized tax benefits within the next 12 months.
The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2021 through 2024 fiscal years remain subject to examination by the Internal Revenue Service and most state and local tax authorities.
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
A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Year Ended
	September 28, 2024	September 30, 2023
	(in thousands)
Basic	3,604	3,601
Effect of dilutive securities:
Stock options	—	—
Diluted	3,604	3,601

For the year ended September 28, 2024, the dilutive effect of options to purchase 328,250 shares of common stock at exercise prices ranging from $10.65 per share to $22.30 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.
For the year ended September 30, 2023, the dilutive effect of options to purchase 471,250 shares of common stock at exercise prices ranging from $10.65 per share to $22.50 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.
15. DIVIDENDS
On November 8, 2023, February 6, 2024, and May 7, 2024, the Board of Directors of the Company (the "Board") declared quarterly cash dividends of $0.1875, $0.1875, and $0.1875, respectively, per share, which were paid on December 13, 2023, March 13, 2024, and June 12, 2024, respectively, to the stockholders of record of the Company's common stock at the close of business on November 30, 2023, February 29, 2024, and May 31, 2024, respectively. The Board has not declared any dividends since May 7, 2024. Future decisions to pay dividends are at the discretion of the Board and will depend upon operating performance and other factors.
16. RELATED PARTY TRANSACTIONS
Employee receivables totaled approximately $255,000 and $328,000 at September 28, 2024 and September 30, 2023, respectively. Such amounts consist of loans that are payable on demand, bear interest at the minimum statutory rate (4.57% at September 28, 2024 and 5.12% at September 30, 2023), and are net of reserves for collectability.

During the year ended September 28, 2024, the Company made payments totaling $43,000 to the mother of Samuel Weinstein, the Co-Chief Operating Officer, for design services.
17. SUBSEQUENT EVENTS
On November 26, 2024, the Company agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL. The termination agreement is subject to the approval of the United States Department of the Interior, Bureau of Indian Affairs. In exchange for vacating the premises sometime in late December 2024, Ark Hollywood/Tampa Investment LLC, a subsidiary of the Company, (in which we own a 65% interest) will receive a termination payment in the amount of $5,500,000 and all obligations under the lease will cease. The Company expects to record a gain related to the termination payment and it is expected that Ark Hollywood/Tampa Investment LLC will distribute approximately 35% of the net proceeds, after expenses, to the other equity holders of Ark Hollywood/Tampa Investment LLC.
******

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

4.1	Description of Securities, incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1993 (“1993 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2022.

#10.4	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

#10.5	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

#10.6	Ark Restaurants Corp. 2022 Stock Option Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on January 28, 2022.

10.7	Securities Purchase Agreement, by and between the Registrant and Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.8	Promissory Note, in the principal amount of $2,125,000, issued by the Company to Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.9	Promissory Note made by the Registrant to Bank Hapoalim B.M., issued as of February 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013.

10.10	Asset Purchase Agreement dated as of November 22, 2013 by and between W and O, Inc. and Ark Rustic Inn LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2013.

10.11	Amended and Restated Promissory Note made by the Company to Bank Hapoalim B.M., issued as of February 24, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.12	Term or Installment Loan Rider to Promissory Note to Bank Hapoalim B.M, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.13	Commercial Contract Agreement and Rider to Commercial Contract Agreement both dated as of August 10, 2015 by and between Ark Shuckers Real Estate LLC and D.C. Holding Company, Inc., incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.14	Restaurant Asset Purchase Agreement dated as of August 10, 2015 by and between Ark Shuckers LLC and Ocean Enterprises, Inc. incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.15	Management Purchase Agreement dated as of August 10, 2015 by and between Ark Island Beach Resort LLC and Island Beach Resort, Inc. incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.16	Credit Agreement (Term Facility) between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.17	Term Promissory Note issued by the Company in favor of Bank Hapoalim B.M. on October 21, 2015 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.18	Credit Agreement (Revolving Facility) and Form of Revolving Promissory Note between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.7 and 10.8 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.19	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Gulf Shores Real Estate, LLC, Ark Oyster House Gulf Shores I, LLC, Original Oyster House, Inc. and Premium Properties, Inc. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.20	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Oyster House Causeway II, LLC, Ark Causeway Real Estate, LLC, Original Oyster House II, Inc. and Gumbo Properties, L.L.C. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.21	ROFR Purchase and Sale Agreement dated as of October 13, 2016 by and between SCFRC-HWG, LLC and Ark Jupiter RI, LLC incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.22	Purchase and Sale Agreement between Ark Jupiter RI, LLC and 1065 A1A, LLC, incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.23	Second Amendment to Credit Agreement (Revolving Facility) dated as of November 30, 2016, by and between Ark Restaurant Corp. and Bank Hapoalim B.M incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.24	Mortgage and Security Agreement (Alabama) dated as of November 30, 2016, by and between Ark Gulf Shores Real Estate LLC and Ark Causeway Real Estate LLC and Bank Hapoalim B.M incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.25	Amended and Restated Credit Agreement (Revolving Facility) dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.26	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated October 21, 2015 secured by the assets of Ark Shuckers Real Estate LLC.

10.27	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated February 24, 2014 secured by the assets of Ark Rustic Inn Real Estate LLC.

10.28	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Gulf Shores Real Estate LLC.

10.29	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Causeway Real Estate LLC.

10.30	Amended and Restated Credit Agreement (Revolving Facility), dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.31	Asset Purchase Agreement, dated as of February 21, 2019, by and between Ark Restaurants Corp., Beach House, LLC and Boyle Beach House, LLC.

10.32	Promissory Note in the amount of $7,000,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.33	Promissory Note in the amount of $3,200,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.34	Second Amended and Restated Credit Agreement, dated as of March 30, 2023, by and between Ark Restaurants Corp. and Bank Hapoalim B.M., as lender, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 5, 2023.

10.35	Second Amended and Restated Security Agreement, dated as of March 30, 2023, by and between Ark Restaurants Corp., and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 5, 2023.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.10	Incentive-Based Compensation Clawback Policy, incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
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
Date: December 19, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Weinstein	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 19, 2024
(Michael Weinstein)

/s/ Anthony J. Sirica	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 19, 2024
(Anthony J. Sirica)

/s/ Marcia Allen	Director	December 19, 2024
(Marcia Allen)

/s/ Steven Shulman	Director	December 19, 2024
(Steven Shulman)

/s/ Bruce R. Lewin	Director	December 19, 2024
(Bruce R. Lewin)

/s/ Jessica Kates	Director	December 19, 2024
(Jessica Kates)

/s/ Stephen Novick	Director	December 19, 2024
(Stephen Novick)