Form 10-Q
period 2024-12-28
ARK RESTAURANTS CORP
filed 2025-02-11
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of February 5, 2025, there were 3,604,157 shares of the registrant's common stock outstanding.

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
•our ability to extend existing leases on favorable terms, if at all , including our Bryant Park Grill & Cafe and The Porch at Bryant Park leases which both expire on April 30, 2025;
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	December 28, 2024	September 28, 2024
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,101	$10,273
Accounts receivable	4,267	3,516
Employee receivables	229	255
Inventories	2,166	2,289
Prepaid and refundable income taxes	209	294
Prepaid expenses and other current assets	1,210	1,598
Total current assets	21,182	18,225
FIXED ASSETS - Net	31,276	31,569
OPERATING LEASE RIGHT-OF-USE ASSETS - Net	81,302	84,977
GOODWILL	3,440	3,440
TRADEMARKS	4,220	4,220
INTANGIBLE ASSETS - Net	77	98
DEFERRED INCOME TAXES	4,411	4,799
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,562	6,550
OTHER ASSETS	2,170	2,163
TOTAL ASSETS	$154,640	$156,041

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$4,755	$4,547
Accrued expenses and other current liabilities	9,570	12,045
Current portion of operating lease liabilities	6,419	7,099
Notes payable	4,702	5,193
Total current liabilities	25,446	28,884
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	80,653	83,516
TOTAL LIABILITIES	106,099	112,400
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,604 shares at December 28, 2024 and September 28, 2024	36	36
Additional paid-in capital	13,976	13,934
Retained earnings	33,331	30,167
Total Ark Restaurants Corp. shareholders’ equity	47,343	44,137
NON-CONTROLLING INTERESTS	1,198	(496)
TOTAL EQUITY	48,541	43,641
TOTAL LIABILITIES AND EQUITY	$154,640	$156,041

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 28, 2024	December 30, 2023
REVENUES:
Food and beverage sales	$44,442	$46,630
Other revenue	546	857
Total revenues	44,988	47,487
COSTS AND EXPENSES:
Food and beverage cost of sales	12,107	12,071
Payroll expenses	16,408	16,977
Occupancy expenses	6,148	6,332
Other operating costs and expenses	5,800	6,092
General and administrative expenses	3,148	3,320
Depreciation and amortization	777	1,092
Loss on closure of El Rio Grande	146	—
Gain on termination of Tampa Food Court lease	(5,235)	—
Total costs and expenses	39,299	45,884
OPERATING INCOME	5,689	1,603
OTHER (INCOME) EXPENSE:
Interest expense	122	171
Interest income	(11)	(11)
Other income	—	(26)
Gain on forgiveness of PPP Loans	—	(285)
Total other (income) expense, net	111	(151)
INCOME BEFORE PROVISION FOR INCOME TAXES	5,578	1,754
Provision for income taxes	503	158
CONSOLIDATED NET INCOME	5,075	1,596
Net income attributable to non-controlling interests	(1,911)	(226)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$3,164	$1,370

NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP. PER COMMON SHARE:
Basic	$0.88	$0.38
Diluted	$0.88	$0.38

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,604	3,604
Diluted	3,611	3,631
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended December 28, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2024	3,604	$36	$13,934	$30,167	$44,137	$(496)	$43,641
Net income	—	—	—	3,164	3,164	1,911	5,075
Stock-based compensation activity	—	—	42	—	42	—	42
Distributions to non-controlling interests	—	—	—	—	—	(217)	(217)
BALANCE - December 28, 2024	3,604	$36	$13,976	$33,331	$47,343	$1,198	$48,541

For the 13 weeks ended December 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 30, 2023	3,604	$36	$14,161	$36,091	$50,288	$1,434	$51,722
Net income	—	—	—	1,370	1,370	226	1,596
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	692	—	692	(692)	—
Stock-based compensation activity	—	—	77	—	77	—	77
Distributions to non-controlling interests	—	—	—	—	—	(441)	(441)
Dividends paid - $0.1875 per share	—	—	—	(676)	(676)	—	(676)
BALANCE - December 30, 2023	3,604	$36	$14,930	$36,785	$51,751	$527	$52,278
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	13 Weeks Ended
	December 28, 2024	December 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$5,075	$1,596
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Stock-based compensation activity	42	77
Deferred income taxes	388	28
Accrued interest on note receivable from NMR	(12)	(11)
Loss on closure of El Rio Grande	146	—
Gain on termination of Tampa Food Court lease	(5,235)	—
Depreciation and amortization	777	1,092
Amortization of operating lease assets	114	96
Amortization of deferred financing costs	13	13
Changes in operating assets and liabilities:
Accounts receivable	(751)	(1,319)
Inventories	102	121
Prepaid, refundable and accrued income taxes	85	106
Prepaid expenses and other current assets	388	307
Other assets	(7)	—
Accounts payable - trade	208	515
Accrued expenses and other current liabilities	(2,679)	(2,063)
Net cash provided by (used in) operating activities	(1,346)	558

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(631)	(276)
Loans and advances made to employees	(7)	(10)
Payments received on employee receivables	33	32
Payment received in connection with termination of Tampa Food Court lease	5,500	—
Net cash provided by (used in) investing activities	4,895	(254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(504)	(480)
Dividends paid	—	(676)
Distributions to non-controlling interests	(217)	(441)
Net cash used in financing activities	(721)	(1,597)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,828	(1,293)
CASH AND CASH EQUIVALENTS, Beginning of period	10,273	13,415
CASH AND CASH EQUIVALENTS, End of period	$13,101	$12,122

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$109	$158
Income taxes	$30	$25
Non-cash financing activities:
Elimination of non-controlling interest upon dissolution of subsidiary	$—	$692
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS December 28, 2024 (Unaudited)
1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The consolidated condensed balance sheet as of September 28, 2024, which has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended September 28, 2024 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments of a normal, recurring nature that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Article 10 of Regulation S-X. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.
INFLATION — Beginning in 2021, our operating results were impacted by geopolitical and other macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. While we have seen improvements in many of these areas, some of these factors continued to impact our operating results in fiscal 2025. The ongoing impact of these events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in our supply chain and delays in opening and acquiring new restaurants. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspension of dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to: (i) projected cash flows related to asset impairments, including goodwill and intangibles, (ii) income tax valuation allowances for deferred tax assets, (iii) allowances for potential credit losses on receivables, (iv) assumptions regarding discount rates related to lease accounting, (v) the useful lives and recoverability of our long-lived assets, such as fixed assets and intangibles, (vi) fair values of financial instruments, (vii) share-based compensation, (viii) estimates made in connection with acquisition purchase price allocations, (ix) uncertain tax positions, and (x) determining when investment impairments are other-than-temporary. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 weeks ended December 28, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 27, 2025.
NON-CONTROLLING INTERESTS — Non-controlling interests represent capital contributions from, distributions to and income and loss attributable to the shareholders of less than wholly-owned and consolidated entities.
SEASONALITY — The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of prior acquisitions mitigates some of this risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington D.C. (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.

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
As of December 28, 2024 and September 28, 2024, the Company had accounts receivable balances due from one hotel operator totaling 47% and 52% of total accounts receivable, respectively.
For the 13-week periods ended December 28, 2024 and December 30, 2023, the Company made purchases from one vendor that accounted for 11% and 10% of total purchases, respectively.
As of December 28, 2024 all debt outstanding is with one lender (see Note 7 – Notes Payable).
GOODWILL AND TRADEMARKS — Goodwill and trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of goodwill and trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that goodwill or trademarks are impaired, we record an impairment charge in our consolidated condensed statements of income. The Company did not record any impairment to its goodwill or trademarks during the 13 weeks ended December 28, 2024 and December 30, 2023, respectively. It is possible that impairments could be identified in future periods, and such amounts could be material.
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
Based on the results of this evaluation, no impairment charges were recognized related to long-lived assets or ROU assets during the 13 weeks ended December 28, 2024 and December 30, 2023. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $5,906,000 and $6,614,000 in catering services revenue for the 13-week periods ended December 28, 2024 and December 30, 2023, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets, as of December 28, 2024 and September 28, 2024 was $2,034,000 and $4,382,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of December 28, 2024 and September 28, 2024, the total liability for gift cards in the amounts of approximately $523,000 and $401,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
Other revenues include merchandise sales, rental income, property management fees and other rentals as well as purchase service fees which represent commissions earned for providing services to other restaurant groups.
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
SEGMENT REPORTING — As of December 28, 2024, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”) to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or our fiscal 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, which is for fiscal year 2025 and interim periods beginning in the first quarter of fiscal 2026, with early adoption permitted. The adoption of this guidance is not expected to have a material impact to our consolidated financial statements and disclosures.
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

No other new accounting pronouncements issued or effective as of December 28, 2024 have had or are expected to have a material impact on our consolidated financial statements.

2.    RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2025, subject to further extensions as set out in the agreement. To date approximately $150,000 has been spent on this refresh.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2025, as extended. As part of this refresh, on November 11, 2024, the Company opened a new concept called Lucky Pig in the Village Eateries at a cost of approximately $700,000. To date the Company has spent an additional $550,000 on refreshing Broadway Burger Bar and Grill, Gonzalez y Gonzalez and other areas of the Village Eateries.

Each of the above refresh obligations are to be consistent with designs approved by the landlord which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum. In connection with the above renovations, the Company made payments totaling $34,000 to the mother of Samuel Weinstein, the Co-Chief Operating Officer, for design services during the 13 weeks ended December 28, 2024.
3.    RECENT RESTAURANT DISPOSITIONS AND OTHER DEVELOPMENTS

During the 13 weeks ended December 30, 2023, the Company dissolved the entity which owned Lucky 7 at the Foxwoods Resort and Casino, which was closed in July of 2022. In connection with the dissolution, the Company reclassified the remaining non-controlling interest balance to additional paid-in capital.

In October 2024, the Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $398,000, (ii) accrued severance and other costs in the amount of $94,000, (iii) an impairment charge related to long-lived assets in the amount of $269,000 and (iv) the write-off of our security deposit in the amount of $238,000, all partially offset by a gain related to the write-off of ROU assets and related lease liabilities in the net amount of $123,000. The property closed on January 3, 2025 and during the 13 weeks ended December 28, 2024, the Company incurred additional operating losses of $146,000.

On November 26, 2024, the Company agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL and, accordingly, vacated the premises on December 15, 2024. In connection with this, Ark Hollywood/Tampa Investment LLC, a subsidiary of the Company, (in which we own a 65% interest) received a termination payment in the amount of $5,500,000, all obligations under the lease ceased and we recorded a gain, net of expenses in the amount of $5,235,000 during the 13 weeks ended December 28, 2024. It is expected that Ark Hollywood/Tampa Investment LLC will distribute approximately 35% of the net proceeds, after expenses, to the other equity holders of Ark Hollywood/Tampa Investment LLC during the second fiscal quarter of 2025.

4.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
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

During the 13 weeks ended December 28, 2024, the Company did not receive any distributions from NMR. During the 13 weeks ended December 30, 2023, the Company received distributions of $26,000 from NMR, which has been recorded as other income in the consolidated condensed statements of income.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 weeks ended December 28, 2024 and December 30, 2023. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary. As of December 28, 2024 and September 28, 2024, $33,000 and $16,000 were due to AM VIE by NMR, respectively.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on June 30, 2029. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,454,000 and $1,442,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at December 28, 2024 and September 28, 2024, respectively.

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 28, 2024	September 28, 2024
	(In thousands)
Sales tax payable	$821	$761
Accrued wages and payroll related costs	3,568	4,548
Customer advance deposits	2,034	4,382
Accrued occupancy and other operating expenses	3,147	2,354
	$9,570	$12,045

6.    LEASES
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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of December 28, 2024. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of income.
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
The components of lease expense in the consolidated condensed statements of income are as follows:

	13 Weeks Ended
	December 28, 2024	December 30, 2023
	(In thousands)
Operating lease expense - occupancy expenses (1)	$3,382	$3,454
Occupancy lease expense - general and administrative expenses	121	122
Variable lease expense - occupancy expenses	1,252	1,377
Total lease expense	$4,755	$4,953
_________________________________
(1)    Includes short-term leases, which are immaterial.
Supplemental cash flow information related to leases:

	13 Weeks Ended
	December 28, 2024	December 30, 2023
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$4,757	$4,898
The weighted average remaining lease terms and discount rates as of December 28, 2024 are as follows:

	Weighted Average Remaining Lease Term	Weighted Average Discount Rate
Operating leases	11.5 years	6.3%
The annual maturities of our lease liabilities as of December 28, 2024 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
September 27, 2025	$8,782
October 3, 2026	11,329
October 2, 2027	11,123
September 30, 2028	11,197
September 29, 2029	11,095
Thereafter	67,864
Total future lease commitments	121,390
Less: imputed interest	(34,318)
Present value of lease liabilities	$87,072

7.    NOTES PAYABLE
Notes payable consist of the following:

	December 28, 2024	September 28, 2024
	(In thousands)
Promissory Note - Rustic Inn purchase	$2,545	$2,617
Promissory Note - JB's on the Beach purchase	1,500	1,750
Promissory Note - Sequoia renovation	686	800
Promissory Note - Blue Moon Fish Company	—	68
	4,731	5,235
Less: Current maturities	(4,702)	(5,193)
Less: Unamortized deferred financing costs	(29)	(42)
Long-term portion	$—	$—
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the “Prior Credit Agreement”). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of December 28, 2024, no advances were outstanding under the Credit Agreement. As of December 28, 2024, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.2%. The replacement of LIBOR with SOFR as a reference rate in our debt agreements did not have a material adverse effect on our financial position or materially affect our interest expense. The Company is currently working with its lender on a new credit agreement; however, there can be no assurances that this agreement will be completed.
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
Promissory Note - Blue Moon Fish Company

On December 1, 2020, the Company acquired a restaurant and bar named Blue Moon Fish Company located in Lauderdale-by-the-Sea, FL. In connection with the purchase the Company entered into a four-year note held by the sellers in the amount of $1,000,000 payable in monthly installments of $23,029 including interest at 5%. This note was paid off in November 2024.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $304,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $13,000 and $13,000 is included in interest expense for the 13 weeks ended December 28, 2024 and December 30, 2023, respectively.

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
The Company's agreements with the Bryant Park Corporation (the “Landlord”), (a private non-profit entity that manages Bryant Park under agreements with the New York City Department of Parks & Recreation) for the Bryant Park Grill & Cafe and The Porch at Bryant Park expire on April 30, 2025. During July 2023 (for the Bryant Park Grill & Cafe) and September 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations are for new 10-year agreements, with one five-year renewal option. On January 27, 2025, at a public local community board meeting, the Landlord stated that it had selected a new operator for both locations, although, to the best of our knowledge, no agreements have been signed as of the date of this filing. Any such agreements must be approved by both the New York City Department of Parks & Recreation and the New York Public Library. Management continues to work with its outside advisors who have been assisting with our efforts to obtain the extensions by ensuring the RFP awards process was both fair and transparent. We intend to pursue all available options to protect the Company's interests.
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
On December 2, 2024, options to purchase 10,000 shares of common stock at an exercise price of $9.99 per share were granted to an employee of the Company under the 2022 Stock Option Plan. Such options are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% on each yearly anniversary thereafter. The grant date fair value of these stock options was $2.94 per share and totaled approximately $29,000.
The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk-free interest rate. The assumptions used for the above include a risk-free interest rate of 4.1%, volatility of 34.1%, a dividend yield of 3.7% and an expected life of 10 years.

During the 13-week period ended December 30, 2023, no options to purchase shares of common stock were issued by the Company.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
A summary of stock option activity is presented below:

	2024
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	415,750	$17.89	6.4 years
Options:
Granted	10,000	$9.99
Exercised	—
Canceled or expired	—
Outstanding and expected to vest, end of period	425,750	$17.47	6.2 years	$82,000
Exercisable, end of period	317,000	$18.75	5.2 years	$67,000
Shares available for future grant	360,000

Compensation cost charged to operations for the 13 weeks ended December 28, 2024 and December 30, 2023 for share-based compensation programs was approximately $42,000 and $77,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of income.
As of December 28, 2024, there was approximately $450,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.8 years.

10.    INCOME TAXES

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

The provision for income taxes for the 13-week period ended December 28, 2024 was $503,000 and the effective tax rate was 9.0%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the recognition of certain tax benefits related to the expected generation of FICA tax credits in the current year, operating income attributable to non-controlling interests that is not taxable to the Company, and state and local taxes.

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
A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended
	December 28, 2024	December 30, 2023
Basic	3,604	3,604
Effect of dilutive securities:
Stock options	7	27
Diluted	3,611	3,631

For the 13-week period ended December 28, 2024, the dilutive effect of 335,500 options was not included in diluted earnings per share as their impact would be anti-dilutive.

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
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended September 28, 2024 and the consolidated condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
Inflation and Other Matters
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
The Company's agreements with the Bryant Park Corporation (the “Landlord”), (a private non-profit entity that manages Bryant Park under agreements with the New York City Department of Parks & Recreation) for the Bryant Park Grill & Cafe and The Porch at Bryant Park expire on April 30, 2025. During July 2023 (for the Bryant Park Grill & Cafe) and September 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations are for new 10-year agreements, with one five-year renewal option. On January 27, 2025, at a public local community board meeting, the Landlord stated that it had selected a new operator for both locations, although no agreements have been signed. Any such agreements must be approved by both the New York City Department of Parks & Recreation and the New York Public Library. Management continues to work with its outside advisors who have been assisting with our efforts to obtain the extensions by ensuring the RFP awards process was both fair and transparent. We intend to pursue all available options to protect the Company's interests.
Overview
As of December 28, 2024, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended December 28, 2024 and December 30, 2023 each included 13 weeks.
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
Results of Operations
The Company’s operating income for the 13 weeks ended December 28, 2024 (which includes a loss on the closure of El Rio Grande of $146,000 and a gain on the termination of our Tampa Food Court lease of $5,235,000) increased 254.9% as compared to the same period of the prior year. Excluding the El Rio Grande closure loss and the Tampa Food Court lease termination gain, operating income of $600,000 for the 13 weeks ended December 28, 2024 decreased 62.6% as compared to the same period of the prior year. We attribute this decrease primarily to a decrease in same store sales as discussed below combined with continued inflationary pressures in most areas as well as minimum wage increases.
The following table summarizes the significant components of the Company’s operating results for the 13-week periods ended December 28, 2024 and December 30, 2023:

	13 Weeks Ended		Variance
	December 28, 2024	December 30, 2023	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$44,442	$46,630	$(2,188)	-4.7%
Other revenue	546	857	(311)	-36.3%
Total revenues	44,988	47,487	(2,499)	-5.3%
COSTS AND EXPENSES:
Food and beverage cost of sales	12,107	12,071	36	0.3%
Payroll expenses	16,408	16,977	(569)	-3.4%
Occupancy expenses	6,148	6,332	(184)	-2.9%
Other operating costs and expenses	5,800	6,092	(292)	-4.8%
General and administrative expenses	3,148	3,320	(172)	-5.2%
Depreciation and amortization	777	1,092	(315)	-28.8%
Loss on closure of El Rio Grande	146	—	146	N/A
Gain on closure of Tampa Food Court	(5,235)	—	(5,235)	N/A
Total costs and expenses	39,299	45,884	(6,585)	-14.4%
OPERATING INCOME	$5,689	$1,603	$4,086	254.9%

Revenues
During the 13-week period ended December 28, 2024, revenues decreased 5.3% as compared to revenues for the 13-week period ended December 30, 2023. We attribute this decrease primarily to the decreases in same-store sales discussed below and the closures of El Rio Grande and the Tampa Food Court.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased 2.3% during the 13 weeks ended December 28, 2024 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	December 28, 2024	December 30, 2023	$	%
	(in thousands)
Las Vegas	$14,279	$14,844	$(565)	-3.8%
New York	11,161	11,339	(178)	-1.6%
Washington, D.C.	2,015	2,463	(448)	-18.2%
Atlantic City, NJ	553	555	(2)	-0.4%
Alabama	3,290	3,077	213	6.9%
Florida	10,828	10,844	(16)	-0.1%
Same-store sales	42,126	43,122	$(996)	-2.3%
Other	2,316	3,508
Food and beverage sales	$44,442	$46,630
Same-store sales in Las Vegas decreased 3.8% which we attribute primarily to lower customer traffic at the New York-New York Hotel and Casino. Same-store sales in New York decreased 1.6% which we attribute primarily to a decrease in revenue from our event business. Same-store sales in Washington, D.C. decreased 18.2% which we attribute primarily to lower headcounts, especially during lunch and after-work hours, which we attribute to continued hybrid work schedules. Same-store sales in Alabama increased 6.9% which we attribute primarily to better-than-expected customer traffic combined with targeted menu price increases. Other food and beverage sales consist of sales related to properties that were closed and other fees.
Costs and Expenses
Costs and expenses for the 13 weeks ended December 28, 2024 and December 30, 2023 were as follows (in thousands):

	13 Weeks Ended December 28, 2024	% to Total Revenues	13 Weeks Ended December 30, 2023	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$12,107	26.9%	$12,071	25.4%	$36	0.3%
Payroll expenses	16,408	36.5%	16,977	35.8%	(569)	-3.4%
Occupancy expenses	6,148	13.7%	6,332	13.3%	(184)	-2.9%
Other operating costs and expenses	5,800	12.9%	6,092	12.8%	(292)	-4.8%
General and administrative expenses	3,148	7.0%	3,320	7.0%	(172)	-5.2%
Depreciation and amortization	777	1.7%	1,092	2.3%	(315)	-28.8%
Loss on closure of El Rio Grande	146	0.3%	—	—%	146	N/A
Gain on closure of Tampa Food Court	(5,235)	(11.6)%	—	—%	(5,235)	N/A
Total costs and expenses	$39,299		$45,884		$(6,585)

Food and beverage costs as a percentage of total revenues for the 13 weeks ended December 28, 2024 as compared with the same period of last year increased as a result of increases in commodity prices, which had been easing for several quarters, combined with a slightly weaker event business in New York City in the first quarter of the current year compared to the prior year.

Payroll expenses as a percentage of total revenues for the 13 weeks ended December 28, 2024 increased as compared with the same period of last year primarily as a result of increasing minimum wages in the states where we operate.

Occupancy expenses as a percentage of total revenues for the 13 weeks ended December 28, 2024 increased as compared with the same period of last year primarily as a result of increases in base rents and increases in property and liability insurance premiums.

Other operating costs and expenses as a percentage of total revenues for the 13 weeks ended December 28, 2024 as compared to the same period of last year increased primarily as a result of inflation.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 weeks ended December 28, 2024 decreased as compared to the same periods of last year primarily as a result of the lower bonus accruals partially offset by increased legal and consulting fees.

Depreciation and amortization expense for the 13 weeks ended December 28, 2024 decreased slightly as compared to the same period of last year primarily as a result of certain assets becoming fully depreciated and the removal of assets associated with El Rio Grande and the Tampa Food Court.
Loss on Closure of El Rio Grande
In October 2024, the Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024 consisting of: (i) rent and other costs incurred in accordance with the termination provisions of the lease in the amount of $398,000, (ii) accrued severance and other costs in the amount of $94,000, (iii) an impairment charge related to long-lived assets in the amount of $269,000 and (iv) the write-off of our security deposit in the amount of $238,000, all partially offset by a gain related to the write-off of ROU assets and related lease liabilities in the net amount of $123,000. The property closed on January 3, 2025 and during the 13 weeks ended December 28, 2024, the Company incurred additional operating losses of $146,000.
Gain on Termination of Tampa Food Court Lease
On November 26, 2024, the Company agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL and, accordingly, vacated the premises on December 15, 2024. In connection with this, Ark Hollywood/Tampa Investment LLC, a subsidiary of the Company, (in which we own a 65% interest) received a termination payment in the amount of $5,500,000, all obligations under the lease ceased and we recorded a gain, net of expenses in the amount of $5,235,000 during the 13 weeks ended December 28, 2024. It is expected that Ark Hollywood/Tampa Investment LLC will distribute approximately 35% of the net proceeds, after expenses, to the other equity holders of Ark Hollywood/Tampa Investment LLC during the second fiscal quarter of 2025.
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
As of December 28, 2024, we had a cash and cash equivalents balance of $13,101,000. The Company had a working capital deficit of $4,264,000 at December 28, 2024 as compared with a working capital deficit of $10,659,000 at December 30, 2023. This decrease in the deficit is primarily the result of the payment received in connection with the termination of the Tampa Food Court lease.
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
Cash Flows for 13 Weeks Ended December 28, 2024 and December 30, 2023
Net cash used in operating activities for the 13 weeks ended December 28, 2024 was $1,346,000 as compared to net cash provided by operating activities of $558,000 in the same period last year and resulted primarily from a decrease in operating income, excluding the loss on the closure of El Rio Grande and a gain on the termination of our Tampa Food Court lease.
Net cash provided by investing activities for the 13 weeks ended December 28, 2024 was $4,895,000 as compared to cash used in investing activities of $254,000 in the same period as last year. This increase resulted primarily from the payment received in connection with the termination of the Tampa Food Court lease.
Net cash used in financing activities for the 13 weeks ended December 28, 2024 and December 30, 2023 was $721,000 and $1,597,000, respectively, and resulted primarily from principal payments on notes payable and the payment of distributions to non-controlling interests and in the prior year the payment of dividends.
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the “Prior Credit Agreement”). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of December 28, 2024, no advances were outstanding under the Credit Agreement. As of December 28, 2024, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.2%.
Borrowings and all other obligations under the Credit Agreement, which include the promissory notes as discussed in Note 7 of the consolidated condensed financial statements, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company. The Credit Agreement also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts, maintain a minimum fixed charge coverage ratio and meet minimum annual net income amounts. The Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership.
Cash Flow Outlook
The Company's agreements with the Bryant Park Corporation (the “Landlord”), (a private non-profit entity that manages Bryant Park under agreements with the New York City Department of Parks & Recreation) for the Bryant Park Grill & Cafe and The Porch at Bryant Park expire on April 30, 2025. During July 2023 (for the Bryant Park Grill & Cafe) and September 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations are for new 10-year agreements, with one five-year renewal option. On January 27, 2025, at a public local community board meeting, the Landlord stated that it had selected a new operator for both locations, although, to the best of our knowledge, no agreements have been signed as of the date of this filing. Any such agreements must be approved by both the New York City Department of Parks & Recreation and the New York Public Library. Management continues to work with its outside advisors who have been assisting with our efforts to obtain the extensions by ensuring the RFP awards process was both fair and transparent. We intend to pursue all available options to protect the Company's interests.
Other than the status of the above property, we are not aware of any other trends or events that would materially affect our capital requirements or liquidity. We believe that our existing cash balances, internal cash-generating capabilities, current banking facilities and ability to secure additional financing, if necessary, are sufficient to finance our capital expenditures, debt maturities and other operating activities for at least the next 12 months.

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
The Company’s critical accounting estimates are described in the Company’s MD&A included in Form 10-K for the year ended September 28, 2024. There have been no significant changes to such critical accounting estimates during the first fiscal quarter 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 28, 2024 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Insider Trading Arrangements and Policies

During the first quarter of 2025, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

Date:	February 11, 2025

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)