Form 10-Q
period 2025-03-29
ARK RESTAURANTS CORP
filed 2025-05-13
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of May 9, 2025, there were 3,606,157 shares of the registrant's common stock outstanding.

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
•our ability to renew expired leases on favorable terms, if at all, including our Bryant Park Grill & Cafe which expired on April 30, 2025 and for The Porch at Bryant Park which expired on March 31, 2025 (see Note 8 - Commitments and Contingencies to the Consolidated Condensed Financial Statements);
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	March 29, 2025	September 28, 2024
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,124	$10,273
Accounts receivable	3,226	3,516
Employee receivables	176	255
Inventories	2,073	2,289
Prepaid and refundable income taxes	292	294
Prepaid expenses and other current assets	1,607	1,598
Total current assets	18,498	18,225
FIXED ASSETS - Net	30,918	31,569
OPERATING LEASE RIGHT-OF-USE ASSETS - Net	79,456	84,977
GOODWILL	—	3,440
TRADEMARKS	4,220	4,220
INTANGIBLE ASSETS - Net	56	98
DEFERRED INCOME TAXES	—	4,799
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,573	6,550
OTHER ASSETS	2,170	2,163
TOTAL ASSETS	$141,891	$156,041

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$4,663	$4,547
Accrued expenses and other current liabilities	10,086	12,045
Current portion of operating lease liabilities	6,256	7,099
Notes payable	4,280	5,193
Total current liabilities	25,285	28,884
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	79,055	83,516
TOTAL LIABILITIES	104,340	112,400
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,606 shares and 3,604 shares at March 29, 2025 and September 28, 2024, respectively	36	36
Additional paid-in capital	14,036	13,934
Retained earnings	24,073	30,167
Total Ark Restaurants Corp. shareholders’ equity	38,145	44,137
NON-CONTROLLING INTERESTS	(594)	(496)
TOTAL EQUITY	37,551	43,641
TOTAL LIABILITIES AND EQUITY	$141,891	$156,041

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
REVENUES:
Food and beverage sales	$39,123	$41,188	$83,566	$87,818
Other revenue	602	1,069	1,148	1,925
Total revenues	39,725	42,257	84,714	89,743
COSTS AND EXPENSES:
Food and beverage cost of sales	11,484	12,138	23,591	24,209
Payroll expenses	14,415	15,512	30,823	32,488
Occupancy expenses	5,536	5,775	11,684	12,107
Other operating costs and expenses	5,584	5,836	11,384	11,928
General and administrative expenses	3,322	3,141	6,470	6,461
Depreciation and amortization	701	1,057	1,479	2,149
(Gain) loss on closure of El Rio Grande	(140)	—	5	—
Gain on termination of Tampa Food Court lease	—	—	(5,235)	—
Goodwill impairment	3,440	—	3,440	—
Total costs and expenses	44,342	43,459	83,641	89,342
OPERATING INCOME (LOSS)	(4,617)	(1,202)	1,073	401
OTHER (INCOME) EXPENSE:
Interest expense	104	161	226	332
Interest income	(11)	(11)	(22)	(22)
Other income	—	—	—	(26)
Gain on forgiveness of PPP Loans	—	—	—	(285)
Total other (income) expense, net	93	150	204	(1)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(4,710)	(1,352)	869	402
Provision (benefit) for income taxes	4,434	(147)	4,938	11
CONSOLIDATED NET INCOME (LOSS)	(9,144)	(1,205)	(4,069)	391
Net income attributable to non-controlling interests	(114)	(244)	(2,025)	(470)
NET LOSS ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(9,258)	$(1,449)	$(6,094)	$(79)

NET LOSS ATTRIBUTABLE TO ARK RESTAURANTS CORP. PER COMMON SHARE:
Basic	$(2.57)	$(0.40)	$(1.69)	$(0.02)
Diluted	$(2.57)	$(0.40)	$(1.69)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,605	3,604	3,604	3,604
Diluted	3,605	3,604	3,604	3,604
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - December 28, 2024	3,604	$36	$13,976	$33,331	$47,343	$1,198	$48,541
Net income (loss)	—	—	—	(9,258)	(9,258)	114	(9,144)
Exercise of stock options	2	—	21	—	21	—	21
Stock-based compensation activity	—	—	39	—	39	—	39
Distributions to non-controlling interests	—	—	—	—	—	(1,906)	(1,906)
BALANCE - March 29, 2025	3,606	$36	$14,036	$24,073	$38,145	$(594)	$37,551

For the 26 weeks ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2024	3,604	$36	$13,934	$30,167	$44,137	$(496)	$43,641
Net income (loss)	—	—	—	(6,094)	(6,094)	2,025	(4,069)
Exercise of stock options	2	—	21	—	21	—	21
Stock-based compensation activity	—	—	81	—	81	—	81
Distributions to non-controlling interests	—	—	—	—	—	(2,123)	(2,123)
BALANCE - March 29, 2025	3,606	$36	$14,036	$24,073	$38,145	$(594)	$37,551
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended March 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - December 30, 2023	3,604	$36	$14,930	$36,785	$51,751	$527	$52,278
Net income (loss)	—	—	—	(1,449)	(1,449)	244	(1,205)
Stock-based compensation activity	—	—	68	—	68	—	68
Distributions to non-controlling interests	—	—	—	—	—	(399)	(399)
Dividends paid - $0.1875 per share	—	—	—	(676)	(676)	—	(676)
BALANCE - March 30, 2024	3,604	$36	$14,998	$34,660	$49,694	$372	$50,066

For the 26 weeks ended March 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 30, 2023	3,604	$36	$14,161	$36,091	$50,288	$1,434	$51,722
Net income (loss)	—	—	—	(79)	(79)	470	391
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	692	—	692	(692)	—
Stock-based compensation activity	—	—	145	—	145	—	145
Distributions to non-controlling interests	—	—	—	—	—	(840)	(840)
Dividends paid - $0.3750 per share	—	—	—	(1,352)	(1,352)	—	(1,352)
BALANCE - March 30, 2024	3,604	$36	$14,998	$34,660	$49,694	$372	$50,066
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	26 Weeks Ended
	March 29, 2025	March 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(4,069)	$391
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation activity	81	145
Deferred income taxes	4,799	(146)
Accrued interest on note receivable from NMR	(23)	(21)
Loss on closure of El Rio Grande	5	—
Gain on termination of Tampa Food Court lease	(5,235)	—
Goodwill impairment	3,440	—
Depreciation and amortization	1,479	2,149
Amortization of operating lease assets	199	214
Amortization of deferred financing costs	26	27
Changes in operating assets and liabilities:
Accounts receivable	290	(729)
Inventories	195	731
Prepaid, refundable and accrued income taxes	2	(35)
Prepaid expenses and other current assets	(9)	(1,079)
Other assets	(7)	—
Accounts payable - trade	116	480
Accrued expenses and other current liabilities	(2,023)	(1,361)
Net cash provided by (used in) operating activities	(734)	766

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(953)	(632)
Loans and advances made to employees	(8)	(26)
Payments received on employee receivables	87	62
Payment received in connection with termination of Tampa Food Court lease	5,500	—
Net cash provided by (used in) investing activities	4,626	(596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(939)	(981)
Dividends paid	—	(1,352)
Proceeds from issuance of stock upon exercise of stock options	21	—
Distributions to non-controlling interests	(2,123)	(840)
Net cash used in financing activities	(3,041)	(3,173)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	851	(3,003)
CASH AND CASH EQUIVALENTS, Beginning of period	10,273	13,415
CASH AND CASH EQUIVALENTS, End of period	$11,124	$10,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$203	$303
Income taxes	$136	$191
Non-cash financing activities:
Elimination of non-controlling interest upon dissolution of subsidiary	$—	$692
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS March 30, 2025 (Unaudited)
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
INFLATION — In recent years, our operating results were impacted by geopolitical and other macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. While we have seen improvements in many of these areas, some of these factors continued to impact our operating results in fiscal 2025. The ongoing impact of these events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in our supply chain and delays in opening and acquiring new restaurants. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspension of dividends, increasing borrowings or modifying our operating strategies. Some of these measures may have an adverse impact on our business, including possible impairments of assets.
PRINCIPLES OF CONSOLIDATION — The consolidated condensed financial statements include the accounts of Ark Restaurants Corp. and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling interest, collectively herein referred to as the “Company”.
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to: (i) projected cash flows related to asset impairments, including goodwill and intangibles, (ii) income tax valuation allowances for deferred tax assets, (iii) allowances for potential credit losses on receivables, (iv) assumptions regarding discount rates related to lease accounting, (v) the useful lives and recoverability of our long-lived assets, such as fixed assets and intangibles, (vi) fair values of financial instruments, (vii) share-based compensation, (viii) estimates made in connection with acquisition purchase price allocations, (ix) uncertain tax positions, and (x) determining when investment impairments are other-than-temporary. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 26 weeks ended March 29, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 27, 2025.
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
As of March 29, 2025 and September 28, 2024, the Company had accounts receivable balances due from one hotel operator totaling 49% and 52% of total accounts receivable, respectively.
For the 13-week periods ended March 29, 2025 and March 30, 2024, the Company made purchases from one vendor that accounted for 12% and 13% of total purchases, respectively.
For the 26-week periods ended March 29, 2025 and March 30, 2024, the Company made purchases from one vendor that accounted for 11% and 12% of total purchases, respectively.
As of March 29, 2025 all debt outstanding is with one lender (see Note 7 – Notes Payable).
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
During the three months ended March 29, 2025, the Company identified a triggering event in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Update ("ASU") 350-20, “Intangibles—Goodwill and Other,” primarily related to a decline in the Company's stock price in the second quarter of fiscal 2025 and the continued uncertainty related to the expiration of the Bryant Park Grill & Cafe and The Porch at Bryant Park leases (see Note 8 - Commitments and Contingencies). As a result, the Company performed an interim quantitative impairment test and based on the results of the assessment, the fair value of our equity was determined to be less than its carrying amount. Accordingly, the Company recognized a non-cash impairment charge of the remaining balance of its goodwill in the amount of $3,440,000 in our consolidated condensed statements of operations for the 13 and 26 weeks ended March 29, 2025. The Company did not record any impairment to its goodwill during the 13 and 26 weeks ended March 30, 2024.

Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. During the 13 and 26 weeks ended March 29, 2025 and March 30, 2024, the Company did not record any impairment charges related to its trademarks.
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

Based on the results of this evaluation, no impairment charges were recognized related to long-lived assets or ROU assets during the 13 and 26 weeks ended March 29, 2025 and March 30, 2024. Given the inherent uncertainty in projecting results of restaurants under the current circumstances, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $1,812,000 and $2,203,000 in catering services revenue for the 13-week periods ended March 29, 2025 and March 30, 2024, respectively, and $7,718,000 and $8,617,000 for the 26-week periods ended March 29, 2025 and March 30, 2024, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets, as of March 29, 2025 and September 28, 2024 was $3,310,000 and $4,382,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of March 29, 2025 and September 28, 2024, the total liability for gift cards in the amounts of approximately $468,000 and $401,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
Other revenues include merchandise sales, rental income, property management fees and other rentals as well as, in 2024, purchase service fees which represent commissions earned for providing services to other restaurant groups.
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
SEGMENT REPORTING — As of March 29, 2025, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”) to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or our fiscal 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
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
No other new accounting pronouncements issued or effective as of March 29, 2025 have had or are expected to have a material impact on our consolidated financial statements.

2.    RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2025, subject to further extensions as set out in the agreement. To date approximately $175,000 has been spent on this refresh.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2025, as extended. As part of this refresh, on November 11, 2024, the Company opened a new concept called Lucky Pig in the Village Eateries at a cost of approximately $700,000. To date the Company has spent an additional $650,000 on refreshing Broadway Burger Bar and Grill, Gonzalez y Gonzalez and other areas of the Village Eateries.

Each of the above refresh obligations are to be consistent with designs approved by the landlord which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum. In connection with the above renovations, the Company made payments totaling $0 and $34,000 to the mother of Samuel Weinstein, the Co-Chief Operating Officer, for design services during the 13 and 26 weeks ended March 29, 2025, respectively.
3.    RECENT RESTAURANT DISPOSITIONS AND OTHER DEVELOPMENTS

In October 2024, the Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024. The property closed permanently on January 3, 2025 and was vacated and delivered to the landlord on April 30, 2025. During the 13 weeks ended March 29, 2025, the Company recognized a gain of $140,000 as a result of refinements of estimates related to final negotiations with the landlord. During the 26 weeks ended March 29, 2025, the Company recognized a loss in the amount of $5,000 as a result of additional operating losses during the 13 weeks ended December 28, 2024 in the amount of $145,000 offset by the above refinements of estimates related to final negotiations with the landlord.

On November 26, 2024, the Company agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL and, accordingly, vacated the premises on December 15, 2024. In connection with this, Ark Hollywood/Tampa Investment LLC, a subsidiary of the Company, (in which we own a 65% interest) received a termination payment in the amount of $5,500,000, all obligations under the lease ceased and we recorded a gain, net of expenses in the amount of $5,235,000 during the 13 weeks ended December 28, 2024. During the 13 weeks ended March 29, 2025, Ark Hollywood/Tampa Investment LLC distributed approximately $1,710,000 of the net proceeds, after expenses, to the other equity holders of Ark Hollywood/Tampa Investment LLC.

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
During the 13 and 26 weeks ended March 29, 2025, the Company did not receive any distributions from NMR. During the 13 and 26 weeks ended March 30, 2024, the Company received distributions of $0 and $26,000, respectively, from NMR which have been recorded as other income in the consolidated condensed statements of operations.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairments during the 13 and 26 weeks ended March 29, 2025 and March 30, 2024. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary. As of March 29, 2025 and September 28, 2024, $13,000 and $16,000 were due to AM VIE by NMR, respectively.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on June 30, 2029. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,464,000 and $1,442,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at March 29, 2025 and September 28, 2024, respectively.

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 29, 2025	September 28, 2024
	(In thousands)
Sales tax payable	$874	$761
Accrued wages and payroll related costs	3,125	4,548
Customer advance deposits	3,310	4,382
Accrued occupancy and other operating expenses	2,777	2,354
	$10,086	$12,045

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of March 29, 2025. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of operations.
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
The components of lease expense in the consolidated condensed statements of operations are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
	(In thousands)		(In thousands)
Operating lease expense - occupancy expenses (1)	$3,293	$3,469	$6,675	$6,923
Occupancy lease expense - general and administrative expenses	121	122	242	244
Variable lease expense - occupancy expenses	703	747	1,955	2,124
Total lease expense	$4,117	$4,338	$8,872	$9,291
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	26 Weeks Ended
	March 29, 2025	March 30, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$8,876	$9,161
The weighted average remaining lease terms and discount rates are as follows:

	March 29, 2025	September 28, 2024
Operating leases:
Weighted average remaining lease term	11.3 years	11.5 years
Weighted average discount rate	6.3%	6.3%
The annual maturities of our lease liabilities as of March 29, 2025 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
September 27, 2025	$5,684
October 3, 2026	11,329
October 2, 2027	11,123
September 30, 2028	11,197
September 29, 2029	11,095
Thereafter	67,864
Total future lease commitments	118,292
Less: imputed interest	(32,981)
Present value of lease liabilities	$85,311

7.    NOTES PAYABLE
Notes payable consist of the following:

	March 29, 2025	September 28, 2024
	(In thousands)
Promissory Note - Rustic Inn purchase	$2,474	$2,617
Promissory Note - JB's on the Beach purchase	1,250	1,750
Promissory Note - Sequoia renovation	571	800
Promissory Note - Blue Moon Fish Company	—	68
	4,295	5,235
Less: Current maturities	(4,280)	(5,193)
Less: Unamortized deferred financing costs	(15)	(42)
Long-term portion	$—	$—
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the “Prior Credit Agreement”). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of March 29, 2025, no advances were outstanding under the Credit Agreement. As of March 29, 2025, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.0%. The Company is currently working with its lender on a new credit agreement; however, there can be no assurances that this agreement will be completed.
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
Deferred Financing Costs
Deferred financing costs incurred in the amount of $304,000 are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $13,000 and $14,000 is included in interest expense for the 13 weeks ended March 29, 2025 and March 30, 2024, respectively, and $26,000 and $27,000 for the 26 weeks ended March 29, 2025 and March 30, 2024, respectively.

8.    COMMITMENTS AND CONTINGENCIES
Leases — The Company leases several restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2046. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurant’s sales in excess of stipulated amounts at such facility and in one instance based on profits. In connection with one of our leases, the Company obtained and delivered irrevocable letters of credit totaling approximately $324,000 as security deposits under such leases.
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

The Company's agreements with the Bryant Park Corporation (the “Landlord”), (a private non-profit corporation that operates and maintains Bryant Park under agreements with the City of New York Department of Parks & Recreation) for the Bryant Park Grill & Cafe expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025. In July of 2023 (for the Bryant Park Grill & Cafe) and September of 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations were for new 10-year agreements, with one five-year renewal option. In the second quarter of 2025, the Landlord stated publicly that it had selected a new operator for the Bryant Park Grill & Café and The Porch at Bryant Park. However, to the best of our knowledge, no agreements between the Landlord and the selected operator have received the approvals of either the City of New York Department of Parks & Recreation or the New York Public Library, both of which are required before any new lease can become effective.

Management has been working with outside advisors in assisting with our efforts to obtain the extensions by ensuring the RFP awards process was both fair and transparent. On March 28, 2025, we filed a complaint in New York State Supreme Court (the "Court"), alleging among other things, that the bid process conducted by the Landlord was defective, failed to comply with the provisions of the agreements underlying the Landlord’s right to operate Bryant Park and violated applicable law; that, a lease was being awarded to a lower bidder with a limited, unsuccessful track record in the hospitality business; and that the award of the Cafe lease violated our right of first lease under our lease agreements. As part of the relief sought, we are requesting that the Court declare that, under the circumstances presented, the Landlord was required to accept—and should have accepted —our submitted bids. In addition, on March 28, 2025, we also filed a motion for a preliminary injunction in Court to enjoin the Landlord from commencing legal proceedings to evict the Company from the Bryant Park Grill & Café and The Porch at Bryant Park premises. On April 24, 2025, the Court denied the motion. We have filed a notice of appeal of the ruling. On April 29, 2025, we also filed a motion for a preliminary injunction in the New York State Supreme Court, Appellate Division, First Department. That motion is now pending. While the Company has received a “notice to quit” the premises, no lawsuit has been commenced against the Company to terminate its tenancy.

As of the date of this filing, we continue to operate the above properties as a holdover tenant and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its right continues, and we will pursue all available options to protect the Company's interests.

Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, The Bryant Park Grill & Cafe and The Porch at Bryant Park, collectively, accounted for $12.7 million and $13.6 million of our total revenues for the 26 weeks ended March 28, 2025 and March 29, 2024, respectively, which represented approximately 15.0% and 15.1% of our total revenue for such periods, respectively. The Company’s inability to extend or renew these leases on favorable terms, if at all, could have a material adverse effect on our business, financial condition, and results of operations.

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

During the 26-week period ended March 30, 2024, no options to purchase shares of common stock were issued by the Company.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
A summary of stock option activity is presented below:

	2025
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	415,750	$17.89	6.3 years
Options:
Granted	10,000	$9.99
Exercised	(2,000)	$10.65
Canceled or expired	—
Outstanding and expected to vest, end of period	423,750	$17.50	6.0 years	$—
Exercisable, end of period	336,875	$18.54	5.2 years	$—
Shares available for future grant	336,875

Compensation cost charged to operations for the 13 weeks ended March 29, 2025 and March 30, 2024 for share-based compensation programs was approximately $39,000 and $68,000, respectively, and for the 26 weeks ended March 29, 2025 and March 30, 2024 was approximately $81,000 and $145,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of March 29, 2025, there was approximately $411,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.7 years.

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

The provision for income taxes for the 13- and 26-week periods ended March 29, 2025 was $4,434,000 and $4,938,000, respectively and the effective tax rates were 569.0% and 94%, respectively. The effective tax rates differed from the federal statutory rate of 21% primarily due to a discrete tax provision of $4,799,000 as the Company has now concluded that its net deferred tax assets were no longer realizable on a more-likely-than-not basis as the Company is now in a cumulative loss position due to the goodwill impairment recorded in the current quarter.

The provision (benefit) for income taxes for the 13- and 26-week periods ended March 30, 2024 were ($147,000) and $11,000, respectively and the effective tax rates were (10.9%) and 2.7%, respectively. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the recognition of certain tax benefits related to the expected generation of FICA tax credits in the current year, operating income attributable to non-controlling interests that is not taxable to the Company, and the discrete tax benefit attributable to income related to the PPP Loan forgiveness which is not taxable for income tax reporting purposes.

The Company’s overall effective tax rate in the future will be affected by various factors and the final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

11.    INCOME PER SHARE OF COMMON STOCK
Basic earnings per share is computed by dividing net income (loss) attributable to Ark Restaurants Corp. by the weighted average number of common shares outstanding for the period. Our diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect.
A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Basic	3,605	3,604	3,604	3,604
Effect of dilutive securities:
Stock options	—	—	—	—
Diluted	3,605	3,604	3,604	3,604

For the 13- and 26-week periods ended March 29, 2025, the dilutive effect of 423,750 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13- and 26-week periods ended March 30, 2024, the dilutive effect of 471,250 options was not included in diluted earnings per share as their impact would have been anti-dilutive.

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
Recent Developments
Bryant Park Grill & Cafe and The Porch at Bryant Park
The Company's agreements with the Bryant Park Corporation (the “Landlord”), (a private non-profit corporation that operates and maintains Bryant Park under agreements with the City of New York Department of Parks & Recreation) for the Bryant Park Grill & Cafe expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025. In July of 2023 (for the Bryant Park Grill & Cafe) and September of 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations were for new 10-year agreements, with one five-year renewal option. In the second quarter of 2025, the Landlord stated publicly that it had selected a new operator for the Bryant Park Grill & Café and The Porch at Bryant Park. However, to the best of our knowledge, no agreements between the Landlord and the selected operator have received the approvals of either the City of New York Department of Parks & Recreation or the New York Public Library, both of which are required before any new lease can become effective.

Management has been working with outside advisors in assisting with our efforts to obtain the extensions by ensuring the RFP awards process was both fair and transparent. On March 28, 2025, we filed a complaint in New York State Supreme Court (the "Court"), alleging among other things, that the bid process conducted by the Landlord was defective, failed to comply with the provisions of the agreements underlying the Landlord’s right to operate Bryant Park and violated applicable law; that, a lease was being awarded to a lower bidder with a limited, unsuccessful track record in the hospitality business; and that the award of the Cafe lease violated our right of first lease under our lease agreements. As part of the relief sought, we are requesting that the Court declare that, under the circumstances presented, the Landlord was required to accept—and should have accepted —our submitted bids. In addition, on March 28, 2025, we also filed a motion for a preliminary injunction in Court to enjoin the Landlord from commencing legal proceedings to evict the Company from the Bryant Park Grill & Café and The Porch at Bryant Park premises. On April 24, 2025, the Court denied the motion. We have filed a notice of appeal of the ruling. On April 29, 2025, we also filed a motion for a preliminary injunction in the New York State Supreme Court, Appellate Division, First Department. That motion is now pending. While the Company has received a “notice to quit” the premises, no lawsuit has been commenced against the Company to terminate its tenancy.

As of the date of this filing, we continue to operate the above properties as a holdover tenant and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its right continues, and we will pursue all available options to protect the Company's interests.

Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, The Bryant Park Grill & Cafe and The Porch at Bryant Park, collectively, accounted for $12.7 million and $13.6 million of our total revenues for the 26 weeks ended March 28, 2025 and March 29, 2024, respectively, which represented approximately 15.0% and 15.1% of our total revenue for such periods, respectively. The Company’s inability to extend or renew these leases on favorable terms, if at all, could have a material adverse effect on our business, financial condition, and results of operations.

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
Overview
As of March 29, 2025, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended March 29, 2025 and March 30, 2024 each included 13 and 26 weeks.
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
Results of Operations
The Company's operating loss for the 13 weeks ended March 29, 2025 (which includes a gain on the closure of El Rio Grande of $140,000 and a goodwill impairment charge of $3,440,000) increased 284.1% as compared to an operating loss in the same period of the prior year. Excluding the El Rio Grande closure gain and the goodwill impairment charge, the operating loss of $1,317,000 for the 13 weeks ended March 29, 2025 increased 9.6% as compared to an operating loss in the same period of the prior year.
The Company's operating income for the 26 weeks ended March 29, 2025 (which includes a loss on the closure of El Rio Grande of $5,000, a gain on the termination of our Tampa Food Court lease of $5,235,000, and a goodwill impairment charge of $3,440,000) increased 167.6% as compared to the same period of the prior year. Excluding the El Rio Grande closure loss, the Tampa Food Court lease termination gain, and the goodwill impairment charge, the operating loss of $717,000 for the 26 weeks ended March 29, 2025 compared to operating income of $401,000 for March 30, 2024, decreased of 278.8%.

The following table summarizes the significant components of the Company’s operating results for the 13- and 26-week periods ended March 29, 2025 and March 30, 2024:

	13 Weeks Ended		Variance		26 Weeks Ended		Variance
	March 29, 2025	March 30, 2024	$	%	March 29, 2025	March 30, 2024	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$39,123	$41,188	$(2,065)	-5.0%	$83,566	$87,818	$(4,252)	-4.8%
Other revenue	602	1,069	(467)	-43.7%	1,148	1,925	(777)	-40.4%
Total revenues	39,725	42,257	(2,532)	-6.0%	84,714	89,743	(5,029)	-5.6%
COSTS AND EXPENSES:
Food and beverage cost of sales	11,484	12,138	(654)	-5.4%	23,591	24,209	(618)	-2.6%
Payroll expenses	14,415	15,512	(1,097)	-7.1%	30,823	32,488	(1,665)	-5.1%
Occupancy expenses	5,536	5,775	(239)	-4.1%	11,684	12,107	(423)	-3.5%
Other operating costs and expenses	5,584	5,836	(252)	-4.3%	11,384	11,928	(544)	-4.6%
General and administrative expenses	3,322	3,141	181	5.8%	6,470	6,461	9	0.1%
Depreciation and amortization	701	1,057	(356)	-33.7%	1,479	2,149	(670)	-31.2%
(Gain) Loss on closure of El Rio Grande	(140)	—	(140)	N/A	5	—	5	N/A
Gain on closure of Tampa Food Court	—	—	—	N/A	(5,235)	—	(5,235)	N/A
Goodwill impairment	3,440	—	3,440	N/A	3,440	—	3,440	N/A
Total costs and expenses	44,342	43,459	883	2.0%	83,641	89,342	(5,701)	-6.4%
OPERATING INCOME (LOSS)	$(4,617)	$(1,202)	$(3,415)	284.1%	$1,073	$401	$672	167.6%
Revenues
During the 13- and 26-week periods ended March 29, 2025, revenues decreased 6.0% and 5.6%, respectively, as compared to revenues for the 13- and 26-week periods ended March 30, 2024. We attribute this decrease primarily to the decreases in same-store sales discussed below and the closures of El Rio Grande and the Tampa Food Court.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales increased 0.4% during the 13 weeks ended March 29, 2025 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	March 29, 2025	March 30, 2024	$	%
	(in thousands)
Las Vegas	$13,975	$13,799	$176	1.3%
New York	4,040	4,394	(354)	-8.1%
Washington, D.C.	1,377	1,438	(61)	-4.2%
Atlantic City, NJ	677	763	(86)	-11.3%
Alabama	3,453	3,567	(114)	-3.2%
Florida	15,512	14,936	576	3.9%
Same-store sales	39,034	38,897	$137	0.4%
Other	89	2,291
Food and beverage sales	$39,123	$41,188

Same-store sales in Las Vegas increased 1.3% which we attribute primarily to an increase in our event business at the New York-New York Hotel and Casino. Same-store sales in New York decreased 8.1% which we attribute primarily to a decrease in revenue from our event business. Same-store sales in Washington, D.C. decreased 4.2% which we attribute primarily to lower headcounts. Same-store sales in Atlantic City, NJ decreased 11.3% which we attribute primarily to lower than expected customer traffic at the property where we are located. Same-store sales in Alabama decreased 3.2% which we attribute primarily lower customer traffic as a result of inclement weather. Same-store sales in Florida increased 3.9% which we attribute primarily to increased headcounts. Other food and beverage sales consist of sales related to properties that were closed and other fees.
On a Company-wide basis, same-store sales decreased 1.0% during the 26 weeks ended March 29, 2025 as compared to the same period of last year as follows:

	26 Weeks Ended		Variance
	March 29, 2025	March 30, 2024	$	%
	(in thousands)
Las Vegas	$28,254	$28,643	$(389)	-1.4%
New York	15,201	15,733	(532)	-3.4%
Washington, D.C.	3,392	3,901	(509)	-13.0%
Atlantic City, NJ	1,230	1,318	(88)	-6.7%
Alabama	6,743	6,644	99	1.5%
Florida	26,340	25,780	560	2.2%
Same-store sales	81,160	82,019	$(859)	-1.0%
Other	2,406	5,799
Food and beverage sales	$83,566	$87,818
Same-store sales in Las Vegas decreased 1.4% which we attribute primarily to lower customer traffic at the New York-New York Hotel and Casino. Same-store sales in New York decreased 3.4% which we attribute primarily to a decrease in revenue from our event business. Same-store sales in Washington, D.C. decreased 13.0% which we attribute primarily to lower headcounts, especially during lunch and after-work hours, which we attribute to continued hybrid work schedules in the first half of the period. Same-store sales in Atlantic City, NJ decreased 6.7% which we attribute primarily to lower than expected customer traffic at the property where we are located. Same-store sales in Alabama increased 1.5% which we attribute primarily to better-than-expected customer traffic combined with targeted menu price increases first half of the period partially offset by lower customer traffic in the second half of the period as a result of inclement weather. Same-store sales in Florida increased 2.2% which we attribute primarily to increased headcounts. Other food and beverage sales consist of sales related to properties that were closed and other fees.
Costs and Expenses
Costs and expenses for the 13 and 26 weeks ended March 29, 2025 and March 30, 2024 were as follows (in thousands):

	13 Weeks Ended March 29, 2025	% to Total Revenues	13 Weeks Ended March 30, 2024	% to Total Revenues	Increase (Decrease)		26 Weeks Ended March 29, 2025	% to Total Revenues	26 Weeks Ended March 30, 2024	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$11,484	28.9%	$12,138	28.7%	$(654)	-5.4%	$23,591	27.8%	$24,209	27.0%	$(618)	-2.6%
Payroll expenses	14,415	36.3%	15,512	36.7%	(1,097)	-7.1%	30,823	36.4%	32,488	36.2%	(1,665)	-5.1%
Occupancy expenses	5,536	13.9%	5,775	13.7%	(239)	-4.1%	11,684	13.8%	12,107	13.5%	(423)	-3.5%
Other operating costs and expenses	5,584	14.1%	5,836	13.8%	(252)	-4.3%	11,384	13.4%	11,928	13.3%	(544)	-4.6%
General and administrative expenses	3,322	8.4%	3,141	7.4%	181	5.8%	6,470	7.6%	6,461	7.2%	9	0.1%
Depreciation and amortization	701	1.8%	1,057	2.5%	(356)	-33.7%	1,479	1.7%	2,149	2.4%	(670)	-31.2%
(Gain) loss on closure of El Rio Grande	(140)	-0.4%	—	—%	(140)	N/A	5	—%	—	—%	5	N/A
Gain on termination of Tampa Food Court lease	—	—%	—	—%	—	N/A	(5,235)	(6.2)%	—	—%	(5,235)	N/A
Goodwill impairment	3,440	8.7%	—	—%	3,440	N/A	3,440	4.1%	—	—%	3,440	N/A
Total costs and expenses	$44,342		$43,459		$883		$83,641		$89,342		$(5,701)

Food and beverage costs as a percentage of total revenues for the 13 weeks ended March 29, 2025 as compared with the same period of last year increased marginally. Food and beverage costs as a percentage of total revenues for the 26 weeks ended March 29, 2025 as compared with the same period of last year increased as a result of increases in commodity prices, which had been easing for several quarters, combined with a weaker event business in New York City in the first quarter of the current year compared to the prior year.

Payroll expenses as a percentage of total revenues for the 13 weeks ended March 29, 2025 as compared with the same period of last year decreased as a result of better management of overtime hours. Payroll expense as a percentage of total revenue for the 26 weeks ended March 29, 2025 as compared with the same period of last year increased marginally as a result of increasing minimum wages in the states where we operate partially offset by better management of overtime hours.

Occupancy expenses as a percentage of total revenues for the 13 and 26 weeks ended March 29, 2025 increased marginally as compared with the same period of last year primarily as a result of increases in base rents and increases in property and liability insurance premiums.

Other operating costs and expenses as a percentage of total revenues for the 13 and 26 weeks ended March 29, 2025 as compared to the same period of last year increased marginally primarily as a result of inflation.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 and 26 weeks ended March 29, 2025 increased as compared to the same periods of last year primarily as a result of increased legal and consulting fees related to the Bryant Park Grill & Café and The Porch at Bryant Park leases partially offset by lower bonus accruals in the current period.

Depreciation and amortization expense for the 13 and 26 weeks ended March 29, 2025 decreased slightly as compared to the same period of last year primarily as a result of certain assets becoming fully depreciated and the removal of assets associated with El Rio Grande and the Tampa Food Court.
(Gain) Loss on Closure of El Rio Grande
In October 2024, the Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024. The property closed permanently on January 3, 2025 and was vacated and delivered to the landlord on April 30, 2025. During the 13 weeks ended March 29, 2025, the Company recognized a gain of $140,000 as a result of refinements of estimates related to final negotiations with the landlord. During the 26 weeks ended March 29, 2025, the Company recognized a loss in the amount of $5,000 as a result of additional operating losses during the 13 weeks ended December 28, 2024 in the amount of $145,000 offset by the above refinements of estimates related to final negotiations with the landlord.
Gain on Termination of Tampa Food Court Lease
On November 26, 2024, the Company agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL and, accordingly, vacated the premises on December 15, 2024. In connection with this, Ark Hollywood/Tampa Investment LLC, a subsidiary of the Company, (in which we own a 65% interest) received a termination payment in the amount of $5,500,000, all obligations under the lease ceased and we recorded a gain, net of expenses in the amount of $5,235,000 during the 13 weeks ended December 28, 2024. During the 13 weeks ended March 29, 2025, Ark Hollywood/Tampa Investment LLC distributed approximately $1,710,000 of the net proceeds, after expenses, to the other equity holders of Ark Hollywood/Tampa Investment LLC.
Goodwill Impairment
Goodwill is the excess of cost over fair market value of tangible and intangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market.
During the three months ended March 29, 2025, the Company identified a triggering event in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Update ("ASU") 350-20, “Intangibles—Goodwill and Other,” primarily related to a decline in the Company's stock price in the second quarter of fiscal 2025 and the continued uncertainty related to the expiration of the Bryant Park Grill & Cafe and The Porch at Bryant Park leases (see Note 8 - Commitments and Contingencies). As a result, the Company performed an interim quantitative impairment test and based on the results of the assessment, the fair value of our equity was determined to be less than its carrying amount. Accordingly, the Company recognized a non-cash impairment charge of the remaining balance of its goodwill in the amount of $3,440,000 in our consolidated condensed statements of operations for the 13 and 26 weeks ended March 29, 2025. The Company did not record any impairment to its goodwill during the 13 and 26 weeks ended March 30, 2024.

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
As of March 29, 2025, we had a cash and cash equivalents balance of $11,124,000. The Company had a working capital deficit of $6,787,000 at March 29, 2025 as compared with a working capital deficit of $10,659,000 at March 30, 2024. This decrease in the deficit is primarily the result of the payment received in connection with the termination of the Tampa Food Court lease.
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
Cash Flows for 26 Weeks Ended March 29, 2025 and March 30, 2024
Net cash used in operating activities for the 26 weeks ended March 29, 2025 was $734,000 as compared to net cash provided by operating activities of $766,000 in the same period as last year. This decrease resulted primarily from a decrease in operating income, excluding a gain in the amount of $5,235,000 on the termination of our Tampa Food Court lease and a goodwill impairment charge in the amount of $3,440,000.
Net cash provided by investing activities for the 26 weeks ended March 29, 2025 was $4,626,000 as compared to cash used in investing activities of $596,000 in the same period as last year. This increase resulted primarily from the payment received in connection with the termination of our Tampa Food Court lease.
Net cash used in financing activities for the 26 weeks ended March 29, 2025 and March 30, 2024 was $3,041,000 and $3,173,000, respectively, and resulted primarily from principal payments on notes payable and the payment of distributions to non-controlling interests and in the prior year the payment of dividends.
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”). This facility, which matures on June 1, 2025, replaced our revolving credit facility which was entered into in June 1, 2018 (the “Prior Credit Agreement”). Under the terms of the Credit Agreement: (i) a promissory note under the Prior Credit Agreement in the amount of $6,666,000 was repaid, (ii) BHBM established a new revolving credit facility in the amount of $10,000,000 with a commitment termination date of May 31, 2025, (iii) the Company may use the revolving commitments of BHBM to obtain letters of credit up to a sublimit thereunder of $1,000,000, and (iv) the LIBOR rate option for all borrowings was replaced with the secured overnight financing rate for U.S. Government Securities (“SOFR”). Advances under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the $10,000,000 revolving facility. As of March 29, 2025, no advances were outstanding under the Credit

Agreement. As of March 29, 2025, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.0%. The Company is currently working with its lender on a new credit agreement; however, there can be no assurances that this agreement will be completed.
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
Deferred Tax Asset Valuation Allowance
The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is established when, based on an evaluation of all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The determination of the need for a valuation allowance requires significant judgment, including an assessment of the Company’s recent earnings history, future taxable income projections, the nature and expiration period of temporary differences, tax planning strategies, and changes in tax laws and regulations. As of March 29, 2025, the Company concluded that its net deferred tax assets in the amount of $4,799,000 were no longer realizable on a more-likely-than-not basis as the Company is now in a cumulative loss position due to the goodwill impairment recorded in the current quarter and, accordingly, recorded a discrete tax provision for such amount as it can no longer rely on forecasts of future taxable income to support the realization of such deferred tax assets.
Management will continue to evaluate the need for a valuation allowance on a quarterly basis and may adjust the allowance as new information becomes available. If actual results differ from these estimates or if the Company’s assumptions change, the valuation allowance may need to be adjusted in future periods, which could materially affect the Company’s financial condition and results of operations.
Cash Flow Outlook
As discussed above, the Company's agreements with the Bryant Park Corporation (the “Landlord”), (a private non-profit corporation that operates and maintains Bryant Park under agreements with the City of New York Department of Parks & Recreation) for the Bryant Park Grill & Cafe expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025.
As of the date of this filing, we continue to operate the above properties as a holdover tenant and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its right continues, and we will pursue all available options to protect the Company's interests.
Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, The Bryant Park Grill & Cafe and The Porch at Bryant Park, collectively, accounted for $12.7 million and $13.6 million of our total revenues for the 26 weeks ended March 28, 2025 and March 29, 2024, respectively, which represented approximately 15.0% and 15.1% of our total revenue for such periods, respectively. The Company’s inability to extend or renew these leases on favorable terms, if at all, could have a material adverse effect on our business, financial condition, and results of operations.
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
There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 28, 2024.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 29, 2025 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

Information with respect to this Item may be found in Note 8 - Commitments and Contingencies to the Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q, which information is incorporated herein by reference.
Item 1A. Risk Factors
Not Applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Insider Trading Arrangements and Policies

During the second quarter of 2025, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

Date:	May 13, 2025

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)