Form 10-Q
period 2025-06-28
ARK RESTAURANTS CORP
filed 2025-08-12
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
or
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
Yes ☐    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of August 8, 2025, there were 3,606,157 shares of the registrant's common stock outstanding.

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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	June 28, 2025	September 28, 2024
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,325	$10,273
Accounts receivable	3,061	3,516
Employee receivables	149	255
Inventories	2,099	2,289
Prepaid and refundable income taxes	244	294
Prepaid expenses and other current assets	2,064	1,598
Total current assets	19,942	18,225
FIXED ASSETS - Net	28,390	31,569
OPERATING LEASE RIGHT-OF-USE ASSETS - Net	74,863	84,977
GOODWILL	—	3,440
TRADEMARKS	4,220	4,220
INTANGIBLE ASSETS - Net	35	98
DEFERRED INCOME TAXES	—	4,799
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,732	6,550
OTHER ASSETS	2,158	2,163
TOTAL ASSETS	$136,340	$156,041

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$4,393	$4,547
Accrued expenses and other current liabilities	10,235	12,045
Current portion of operating lease liabilities	6,339	7,099
Current portion of notes payable	1,742	5,193
Total current liabilities	22,709	28,884
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	77,427	83,516
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	2,015	—
TOTAL LIABILITIES	102,151	112,400
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,606 shares and 3,604 shares at June 28, 2025 and September 28, 2024, respectively	36	36
Additional paid-in capital	14,015	13,934
Retained earnings	20,619	30,167
Total Ark Restaurants Corp. shareholders’ equity	34,670	44,137
NON-CONTROLLING INTERESTS	(481)	(496)
TOTAL EQUITY	34,189	43,641
TOTAL LIABILITIES AND EQUITY	$136,340	$156,041

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
REVENUES:
Food and beverage sales	$42,937	$49,176	$126,503	$136,994
Other revenue	778	1,220	1,925	3,145
Total revenues	43,715	50,396	128,428	140,139
COSTS AND EXPENSES:
Food and beverage cost of sales	12,060	13,304	35,650	37,512
Payroll expenses	15,280	17,479	46,103	49,969
Occupancy expenses	5,444	6,261	17,128	18,368
Other operating costs and expenses	6,038	6,305	17,422	18,233
General and administrative expenses	2,822	2,690	9,292	9,151
Depreciation and amortization	964	1,033	2,443	3,181
Gain on closure of El Rio Grande	(178)	—	(173)	—
Gain on termination of Tampa Food Court lease	—	—	(5,235)	—
Impairment losses on right-of-use and long- lived assets	4,700	2,500	4,700	2,500
Goodwill impairment	—	—	3,440	—
Total costs and expenses	47,130	49,572	130,770	138,914
OPERATING INCOME (LOSS)	(3,415)	824	(2,342)	1,225
OTHER (INCOME) EXPENSE:
Interest expense	101	149	327	481
Interest income	(11)	(11)	(33)	(33)
Other income	—	—	—	(26)
Gain on sale of condominiums	(391)	—	(391)	—
Gain on forgiveness of PPP Loans	—	—	—	(285)
Total other (income) expense, net	(301)	138	(97)	137
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(3,114)	686	(2,245)	1,088
Provision (benefit) for income taxes	81	(213)	5,019	(202)
CONSOLIDATED NET INCOME (LOSS)	(3,195)	899	(7,264)	1,290
Net income attributable to non-controlling interests	(259)	(259)	(2,284)	(729)
NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(3,454)	$640	$(9,548)	$561

NET INCOME (LOSS) ATTRIBUTABLE TO ARK RESTAURANTS CORP. PER COMMON SHARE:
Basic	$(0.96)	$0.18	$(2.65)	$0.16
Diluted	$(0.96)	$0.18	$(2.65)	$0.15

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,605	3,604	3,605	3,604
Diluted	3,605	3,627	3,605	3,628
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - March 29, 2025	3,606	$36	$14,036	$24,073	$38,145	$(594)	$37,551
Net income (loss)	—	—	—	(3,454)	(3,454)	259	(3,195)
Stock-based compensation activity	—	—	(21)	—	(21)	—	(21)
Distributions to non-controlling interests	—	—	—	—	—	(146)	(146)
BALANCE - June 28, 2025	3,606	$36	$14,015	$20,619	$34,670	$(481)	$34,189

For the 39 weeks ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2024	3,604	$36	$13,934	$30,167	$44,137	$(496)	$43,641
Net income (loss)	—	—	—	(9,548)	(9,548)	2,284	(7,264)
Exercise of stock options	2	—	21	—	21	—	21
Stock-based compensation activity	—	—	60	—	60	—	60
Distributions to non-controlling interests	—	—	—	—	—	(2,269)	(2,269)
BALANCE - June 28, 2025	3,606	$36	$14,015	$20,619	$34,670	$(481)	$34,189
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands, Except Per Share Amounts)

For the 13 weeks ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - March 30, 2024	3,604	$36	$14,998	$34,660	$49,694	$372	$50,066
Net income	—	—	—	640	640	259	899
Stock-based compensation activity	—	—	(723)	—	(723)	—	(723)
Distributions to non-controlling interests	—	—	—	—	—	(318)	(318)
Dividends paid - $0.1875 per share	—	—	—	(676)	(676)	—	(676)
BALANCE - June 29, 2024	3,604	$36	$14,275	$34,624	$48,935	$313	$49,248

For the 39 weeks ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 30, 2023	3,604	$36	$14,161	$36,091	$50,288	$1,434	$51,722
Net income	—	—	—	561	561	729	1,290
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	692	—	692	(692)	—
Stock-based compensation activity	—	—	(578)	—	(578)	—	(578)
Distributions to non-controlling interests	—	—	—	—	—	(1,158)	(1,158)
Dividends paid - $0.3750 per share	—	—	—	(2,028)	(2,028)	—	(2,028)
BALANCE - June 29, 2024	3,604	$36	$14,275	$34,624	$48,935	$313	$49,248
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	39 Weeks Ended
	June 28, 2025	June 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(7,264)	$1,290
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Stock-based compensation activity	60	(578)
Deferred income taxes	4,799	(438)
Accrued interest on note receivable from NMR	(34)	(32)
Depreciation and amortization	2,443	3,181
Amortization of operating lease assets	308	320
Amortization of deferred financing costs	45	40
Gain on closure of El Rio Grande	(173)	—
Gain on termination of Tampa Food Court lease	(5,235)	—
Impairment losses on right-of-use and long-lived assets	4,700	2,500
Goodwill impairment	3,440	—
Gain on sale of condominiums	(391)	—
Changes in operating assets and liabilities:
Accounts receivable	455	(2,062)
Inventories	169	625
Prepaid, refundable and accrued income taxes	50	64
Prepaid expenses and other current assets	(466)	(403)
Other assets	5	—
Accounts payable - trade	(154)	1,156
Accrued expenses and other current liabilities	(1,638)	(1,737)
Net cash provided by operating activities	1,119	3,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,625)	(1,255)
Loans and advances made to employees	(8)	(40)
Payments received on employee receivables	114	91
Proceeds from sale of condominiums	829	—
Payment received in connection with termination of Tampa Food Court lease	5,500	—
Investment in NMR	(148)	—
Net cash provided by (used in) investing activities	4,662	(1,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,376)	(1,484)
Payment of debt financing costs	(105)	—
Dividends paid	—	(2,028)
Proceeds from issuance of stock upon exercise of stock options	21	—
Distributions to non-controlling interests	(2,269)	(1,158)
Net cash used in financing activities	(3,729)	(4,670)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,052	(1,948)
CASH AND CASH EQUIVALENTS, Beginning of period	10,273	13,415
CASH AND CASH EQUIVALENTS, End of period	$12,325	$11,467

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$286	$439
Income taxes	$169	$170
Non-cash financing activities:
Elimination of non-controlling interest upon dissolution of subsidiary	$—	$692
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS June 28, 2025 (Unaudited)
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
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to: (i) projected cash flows related to asset impairments, including goodwill and intangibles, (ii) income tax valuation allowances for deferred tax assets, (iii) allowances for potential credit losses on receivables, (iv) assumptions regarding discount rates related to lease accounting, (v) the useful lives and recoverability of our long-lived assets, such as fixed assets and intangibles, (vi) fair values of financial instruments, (vii) share-based compensation, (viii) estimates made in connection with acquisition purchase price allocations, (ix) uncertain tax positions, and (x) determining when investment impairments are other-than-temporary. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 39 weeks ended June 28, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the year ending September 27, 2025.
NON-CONTROLLING INTERESTS — Non-controlling interests represent capital contributions from, distributions to and income and loss attributable to the shareholders of less than wholly-owned and consolidated entities.
SEASONALITY — The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of prior acquisitions mitigates some of this risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington D.C. (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoors and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.

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
As of June 28, 2025 and September 28, 2024, the Company had accounts receivable balances due from one hotel operator totaling 49% and 52% of total accounts receivable, respectively.
For the 13-week periods ended June 28, 2025 and June 29, 2024, the Company made purchases from two vendors that accounted for 20% and 22% of total purchases, respectively.
For the 39-week period ended June 28, 2025, the Company made purchases from one vendor that accounted for 11% of total purchases. For the 39-week period ended June 29, 2024, the Company made purchases from two vendors that accounted for 22% of total purchases.
As of June 28, 2025, all debt outstanding is with one lender (see Note 7 – Notes Payable).
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
During the three months ended March 29, 2025, the Company identified a triggering event in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Update ("ASU") 350-20, Intangibles—Goodwill and Other, primarily related to a decline in the Company's stock price in the second quarter of fiscal 2025 and the continued uncertainty related to the expiration of the Bryant Park Grill & Cafe and The Porch at Bryant Park leases (see Note 8 - Commitments and Contingencies). As a result, the Company performed an interim quantitative impairment test and based on the results of the assessment, the fair value of our equity was determined to be less than its carrying amount. Accordingly, the Company recognized a non-cash impairment charge of the remaining balance of its goodwill in the amount of $3,440,000 in our consolidated condensed statements of operations for the 39 weeks ended June 28, 2025. The Company did not record any impairment to its goodwill during the 13 and 39 weeks ended June 29, 2024.

Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. During the 13 and 39 weeks ended June 28, 2025 and June 29, 2024, the Company did not record any impairment charges related to its trademarks.
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

During the 13 weeks ended June 29, 2024, impairment indicators were identified at our Sequoia property located in Washington, D.C. due to lower than expected operating results. Accordingly, the Company tested the recoverability of Sequoia's ROU and long-lived assets and concluded they were not recoverable. Based on a discounted cash flow analysis, the Company recognized impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU and long-lived assets, respectively. The Company continued to monitor the performance of Sequoia throughout fiscal 2025 and, as a result of lower than expected operating results we tested the recoverability of its ROU and long-lived assets as of June 28, 2025. Based on a discounted cash flow analysis, we recognized additional impairment charges of $2,940,000 and $1,760,000 during the 13 weeks ended June 28, 2025 related to Sequoia's ROU and long-lived assets, respectively.
Given the inherent uncertainty in projecting results of operations, the Company will continue to monitor the recoverability of the carrying value of the assets of Sequoia and several other restaurants on an ongoing basis. If expected performance is not realized, further impairment charges may be recognized in future periods, and such charges could be material.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $3,076,000 and $4,986,000 in catering services revenue for the 13-week periods ended June 28, 2025 and June 29, 2024, respectively, and $10,794,000 and $13,603,000 for the 39-week periods ended June 28, 2025 and June 29, 2024, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets, as of June 28, 2025 and September 28, 2024 was $2,736,000 and $4,382,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of June 28, 2025 and September 28, 2024, the total liability for gift cards in the amounts of approximately $441,000 and $401,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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
SEGMENT REPORTING — As of June 28, 2025, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or our fiscal year 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, which is for fiscal year 2026 and interim periods beginning in the first quarter of fiscal 2027, with early adoption permitted. The amendments may be applied prospectively or retrospectively with early adoption permitted. We are currently assessing the impact of the requirements on our consolidated financial statements and disclosures.
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
No other new accounting pronouncements issued or effective as of June 28, 2025 have had or are expected to have a material impact on our consolidated financial statements.

2.    RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by December 31, 2025, subject to further extensions as set out in the agreement. To date, approximately $400,000 has been spent on this refresh. We expect to complete the work by February 28, 2026.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2025, as extended. As part of this refresh, on November 11, 2024, the Company opened a new concept called Lucky Pig in the Village Eateries at a cost of approximately $700,000. To date, the Company has spent an additional $750,000 on refreshing Broadway Burger Bar and Grill, Gonzalez y Gonzalez and other areas of the Village Eateries. We expect to complete all work related to these projects by December 31, 2025

Each of the above refresh obligations are to be consistent with designs approved by the landlord which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum. In connection with the above renovations, the Company made payments totaling $14,000 and $48,000 to the mother of Samuel Weinstein, the Co-Chief Operating Officer, for design services during the 13 and 39 weeks ended June 28, 2025, respectively.
3.    RECENT RESTAURANT DISPOSITIONS AND OTHER DEVELOPMENTS

In October 2024, the Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024. The property closed permanently on January 3, 2025 and was vacated and delivered to the landlord on April 30, 2025. During the 13 weeks ended June 28, 2025, the Company recognized a gain of $178,000 as a result of refinements of estimates. During the 39 weeks ended June 28, 2025, the Company recognized a gain in the amount of $173,000 as a result of additional operating losses offset by the above refinements of estimates.

On November 26, 2024, the Company agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL and, accordingly, vacated the premises on December 15, 2024. In connection with this, Ark Hollywood/Tampa Investment LLC, a subsidiary of the Company, (in which we own a 65% interest) received a termination payment in the amount of $5,500,000, all obligations under the lease ceased and we recorded a gain, net of expenses, in the amount of $5,235,000 during the 13 weeks ended December 28, 2024. During the 13 weeks ended March 29, 2025, Ark Hollywood/Tampa Investment LLC distributed approximately $1,710,000 of the net proceeds, after expenses, to the other equity holders of Ark Hollywood/Tampa Investment LLC.

During the 13 weeks ended June 28, 2025, the Company sold two of the 14 condominium units it owns at the Island Beach Resort in Jensen Beach, FL' which is adjacent to our Shuckers restaurant. In connection with the sales, the Company received net proceeds of $829,000 and recorded a gain of $391,000. The Company intends to sell all of these units subject to market forces.

4.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR, in February 2017, an additional $222,000 in NMR, and on May 13, 2025 an additional $148,000 in NMR, all as a result of capital calls with no change in ownership, bringing its total investment to $5,256,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. There are no observable prices for this investment.
During the 13 and 39 weeks ended June 28, 2025, the Company did not receive any distributions from NMR. During the 13 and 39 weeks ended June 29, 2024, the Company received distributions of $0 and $26,000, respectively, from NMR which have been recorded as other income in the consolidated condensed statements of operations.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairments during the 13 and 39 weeks ended June 28, 2025 and June 29, 2024. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary. As of June 28, 2025 and September 28, 2024, $64,000 and $16,000 were due to AM VIE by NMR, respectively.
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on June 30, 2029. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,476,000 and $1,442,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at June 28, 2025 and September 28, 2024, respectively.

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	June 28, 2025	September 28, 2024
	(In thousands)
Sales tax payable	$820	$761
Accrued wages and payroll related costs	3,605	4,548
Customer advance deposits	2,736	4,382
Accrued occupancy and other operating expenses	3,074	2,354
	$10,235	$12,045

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of June 28, 2025. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of operations.
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
The components of lease expense in the consolidated condensed statements of operations are as follows:

	13 Weeks Ended		39 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	(In thousands)		(In thousands)
Operating lease expense - occupancy expenses (1)	$3,289	$3,471	$9,964	$10,394
Occupancy lease expense - general and administrative expenses	121	119	363	363
Variable lease expense - occupancy expenses	775	994	2,730	3,118
Total lease expense	$4,185	$4,584	$13,057	$13,875
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	39 Weeks Ended
	June 28, 2025	June 29, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$12,543	$13,939
The weighted average remaining lease terms and discount rates are as follows:

	June 28, 2025	September 28, 2024
Operating leases:
Weighted average remaining lease term	11.1 years	11.5 years
Weighted average discount rate	6.3%	6.3%
The annual maturities of our lease liabilities as of June 28, 2025 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
September 27, 2025	$2,828
October 3, 2026	11,329
October 2, 2027	11,123
September 30, 2028	11,197
September 29, 2029	11,095
Thereafter	67,864
Total future lease commitments	115,436
Less: imputed interest	(31,670)
Present value of lease liabilities	83,766
Less: Current maturities	(6,339)
Long-term portion	$77,427

7.    NOTES PAYABLE
Notes payable consist of the following:

	June 28, 2025	September 28, 2024
	(In thousands)
Promissory Note - Rustic Inn purchase	$2,403	$2,617
Promissory Note - JB's on the Beach purchase	1,000	1,750
Promissory Note - Sequoia renovation	456	800
Promissory Note - Blue Moon Fish Company	—	68
	3,859	5,235
Less: Current maturities	(1,742)	(5,193)
Less: Unamortized deferred financing costs	(102)	(42)
Long-term portion	$2,015	$—

Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”) which originally matured on June 1, 2025. On May 29, 2025, the Company entered into an Omnibus Amendment to the Credit Agreement which: (i) extended the maturity date of the Credit Agreement to June 1, 2028, (ii) amended the terms of the outstanding promissory notes as discussed below, (iii) reduced the maximum permitted obligations outstanding under the Credit Agreement from $30,000,000 to $20,000,000 (including the outstanding promissory notes), (iv) increased the minimum tangible net worth covenant from $22,000,000 to $28,000,000, and (v) removed the annual net income covenant. Advances and loans under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the facility. As of June 28, 2025, no advances were outstanding under the Credit Agreement. As of June 28, 2025, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.0%.
The Credit Agreement also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts and maintain a minimum fixed charge coverage ratio. The Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership.
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

The terms of outstanding promissory notes, as amended, are as follows as of June 28, 2025:
•Promissory Note – Rustic Inn purchase – in the original principal amount of $4,400,000, which is secured by a mortgage on the Rustic Inn real estate, is payable in equal quarterly installments of $71,333, with a balloon payment of $1,618,000 on June 1, 2028, and bears interest at SOFR plus 3.65% per annum.
•Promissory Note – JB's on the Beach purchase – in the original principal amount of $7,000,000 and is payable in equal quarterly installments of $250,000 through June 1, 2026 with interest at SOFR plus 3.65% per annum.
•Promissory Note – Sequoia renovation – in the original principal amount of $3,200,000 and is payable in equal quarterly installments of $114,286 through June 1, 2026 with interest at SOFR plus 3.65% per annum.
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
Deferred Financing Costs
Deferred financing costs incurred in the amount of $409,000 (including $105,000 incurred in connection with the above amendment) are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Amortization expense of approximately $18,000 and $13,000 is included in interest expense for the 13 weeks ended June 28, 2025 and June 29, 2024, respectively, and $45,000 and $40,000 for the 39 weeks ended June 28, 2025 and June 29, 2024, respectively.

8.    COMMITMENTS AND CONTINGENCIES
Leases — The Company leases several restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2046. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurant’s sales in excess of stipulated amounts at such facility and in one instance based on profits. In connection with one of our leases, the Company obtained and delivered an irrevocable letter of credit in the amount of $324,000 as a security deposit under such lease.

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
The Company's agreements with the Bryant Park Corporation (the “Landlord”) (a private non-profit corporation that operates and maintains Bryant Park under agreements with the City of New York Department of Parks & Recreation), for the Bryant Park Grill & Cafe expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025. In July of 2023 (for the Bryant Park Grill & Cafe) and September of 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations were for new 10-year agreements, with one five-year renewal option. In the second quarter of 2025, the Landlord stated publicly that it had selected a new operator for the Bryant Park Grill & Café and The Porch at Bryant Park. However, to the best of our knowledge, no agreements between the Landlord and the selected operator have received the approvals of either the City of New York Department of Parks & Recreation or the New York Public Library, of which both approvals are required before any new lease can become effective.
Management has been working with outside advisors in assisting with our efforts to obtain the extensions by ensuring the RFP awards process was both fair and transparent. On March 28, 2025, we filed a complaint in New York State Supreme Court (the "New York Action"), alleging among other things, that the bid process conducted by the Landlord was defective, failed to comply with the provisions of the agreements underlying the Landlord’s right to operate Bryant Park and violated applicable law; that a lease was being awarded to a lower bidder with a limited, unsuccessful track record in the hospitality business; and that the award of the Cafe lease violated our right of first lease under our lease agreements. As part of the relief sought in the New York Action, we are requesting that the Court declare that, under the circumstances presented, the Landlord was required to accept—and should have accepted —our submitted bids. In addition, on March 28, 2025, we also filed a motion for a preliminary injunction in Court to enjoin the Landlord from commencing legal proceedings to evict the Company from the Bryant Park Grill & Café and The Porch at Bryant Park premises. On April 24, 2025, the Court denied the motion. We have filed a notice of appeal of the ruling. On April 29, 2025, we also filed a motion for a preliminary injunction in the New York State Supreme Court, Appellate Division, First Department. That motion is now pending. The Company has received from the Landlord a “notice to quit” the premises and for the Company to terminate its tenancy. On June 16, 2025, the Company filed an amended complaint in the New York Action, adding a cause of action for age discrimination by the Landlord in its selection of a new operator for the Bryant Park Grill & Café and The Porch at Bryant Park. On June 26, 2025, the Landlord filed counterclaims against the Company in the New York Action seeking, among other things, to eject the Company from the Bryant Park Grill & Café and The Porch at Bryant Park premises. The Company has continued to make all required use and occupancy payments for the Bryant Park Grill & Café and The Porch at Bryant Park, and will continue to make such payments.

As of the date of this filing, we continue to operate the above properties as a holdover tenant and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its rights continues, and we will pursue all available options to protect the Company's interests.

Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, the Bryant Park Grill & Cafe and The Porch at Bryant Park, collectively, accounted for $19.7 million and $23.3 million of our total revenues for the 39 weeks ended June 28, 2025 and June 29, 2024, respectively, which represented approximately 15.4% and 16.7% of our total revenue for such periods, respectively. If the Company is unable to prevail in the above actions and/or is unable to extend or renew these leases on favorable terms, if at all, it could have a material adverse effect on our business, financial condition, and results of operations.

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
During the 39-week period ended June 29, 2024, no options to purchase shares of common stock were issued by the Company.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
A summary of stock option activity is presented below:

	2025
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	415,750	$17.89	6.3 years
Options:
Granted	10,000	$9.99
Exercised	(2,000)	$10.65
Canceled or expired	(17,000)	$18.84
Outstanding and expected to vest, end of period	406,750	$17.45	5.8 years	$—
Exercisable, end of period	319,875	$18.52	5.0 years	$—
Shares available for future grant	360,000

Compensation cost charged to operations for the 13 weeks ended June 28, 2025 and June 29, 2024 for stock-based compensation programs was approximately $32,000 and $51,000, respectively, and for the 39 weeks ended June 28, 2025 and June 29, 2024 was approximately $114,000 and $196,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of June 28, 2025, there was approximately $379,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.5 years.

10.    INCOME TAXES

We calculate our interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary year to date earnings. In addition, the tax effects of unusual or infrequently occurring items including changes in judgment about valuation allowances and effects of changes in enacted tax laws are recognized discretely in the interim period in which the change occurs. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including the expected operating income for the year, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current fiscal year. The accounting estimates used to compute income tax expense may change as new events occur, additional information is obtained, or the tax environment changes.

The provision for income taxes for the 13-weeks ended June 28, 2025 was $81,000 and the effective tax rate was 2.6% The effective tax rate differs from the federal statutory rate of 21% primarily due to no tax benefit being provided on current year pre-tax operating losses. The provision for income taxes for the 39-weeks ended June 28, 2025 was $5,019,000 and the effective tax rate was 223.6%. The effective tax rates differed from the federal statutory rate of 21% primarily due to no tax benefit being provided on current year pre-tax operating losses and a discrete tax provision of $4,799,000 as the Company concluded that its net deferred tax assets were no longer realizable.

The income tax benefit for the 13- and 39-week periods ended June 29, 2024 was ($213,000) and ($202,000), respectively, and the effective tax rates were -31.0% and 18.6%, respectively. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the recognition of certain tax benefits related to the expected generation of FICA tax credits in the current year, operating income attributable to non-controlling interests that is not taxable to the Company, and the discrete tax benefit attributable to income related to the PPP Loan forgiveness which is not taxable for income tax reporting purposes.

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act”, into law. In accordance with GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment which is Q4 of fiscal year 2025. The Company is currently in the process of analyzing the tax impacts of the law change, but we do not expect a material impact on our effective tax rate.

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
A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	June 28, 2025	June 29, 2024	June 28, 2025	March 30, 2024
Basic	3,605	3,604	3,605	3,604
Effect of dilutive securities:
Stock options	—	23	—	24
Diluted	3,605	3,627	3,605	3,628

For the 13- and 39-week periods ended June 28, 2025, the dilutive effect of 396,750 options was not included in diluted earnings per share as their impact would be anti-dilutive.

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
Recent Developments
Bryant Park Grill & Cafe and The Porch at Bryant Park
The Company's agreements with the Bryant Park Corporation (the “Landlord”) (a private non-profit corporation that operates and maintains Bryant Park under agreements with the City of New York Department of Parks & Recreation), for the Bryant Park Grill & Cafe expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025. In July of 2023 (for the Bryant Park Grill & Cafe) and September of 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations were for new 10-year agreements, with one five-year renewal option. In the second quarter of 2025, the Landlord stated publicly that it had selected a new operator for the Bryant Park Grill & Café and The Porch at Bryant Park. However, to the best of our knowledge, no agreements between the Landlord and the selected operator have received the approvals of either the City of New York Department of Parks & Recreation or the New York Public Library, of which both approvals are required before any new lease can become effective.
Management has been working with outside advisors in assisting with our efforts to obtain the extensions by ensuring the RFP awards process was both fair and transparent. On March 28, 2025, we filed a complaint in New York State Supreme Court (the "New York Action"), alleging among other things, that the bid process conducted by the Landlord was defective, failed to comply with the provisions of the agreements underlying the Landlord’s right to operate Bryant Park and violated applicable law; that a lease was being awarded to a lower bidder with a limited, unsuccessful track record in the hospitality business; and that the award of the Cafe lease violated our right of first lease under our lease agreements. As part of the relief sought in the New York Action, we are requesting that the Court declare that, under the circumstances presented, the Landlord was required to accept—and should have accepted —our submitted bids. In addition, on March 28, 2025, we also filed a motion for a preliminary injunction in Court to enjoin the Landlord from commencing legal proceedings to evict the Company from the Bryant Park Grill & Café and The Porch at Bryant Park premises. On April 24, 2025, the Court denied the motion. We have filed a notice of appeal of the ruling. On April 29, 2025, we also filed a motion for a preliminary injunction in the New York State Supreme Court, Appellate Division, First Department. That motion is now pending. The Company has received from the Landlord a “notice to quit” the premises and for the Company to terminate its tenancy. On June 16, 2025, the Company filed an amended complaint in the New York Action, adding a cause of action for age discrimination by the Landlord in its selection of a new operator for the Bryant Park Grill & Café and The Porch at Bryant Park. On June 26, 2025, the Landlord filed counterclaims against the Company in the New York Action seeking, among other things, to eject the Company from the Bryant Park Grill & Café and The Porch at Bryant Park premises. The Company has continued to make all required use and occupancy payments for the Bryant Park Grill & Café and The Porch at Bryant Park, and will continue to make such payments.

As of the date of this filing, we continue to operate the above properties as a holdover tenant and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its rights continues, and we will pursue all available options to protect the Company's interests.

Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, the Bryant Park Grill & Cafe and The Porch at Bryant Park, collectively, accounted for $19.7 million and $23.3 million of our total revenues for the 39 weeks ended June 28, 2025 and June 29, 2024, respectively, which represented approximately 15.4% and 16.7% of our total revenue for such periods, respectively. If the Company is unable to prevail in the above actions and/or is unable to extend or renew these leases on favorable terms, if at all, it could have a material adverse effect on our business, financial condition, and results of operations.
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
Overview
As of June 28, 2025, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended June 28, 2025 and June 29, 2024 each included 13 and 39 weeks.
Seasonality
The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of recent acquisitions mitigates some of the risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington, D.C. (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warm weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoors and generally operate on a more consistent basis throughout the year.
Results of Operations
The Company's operating loss for the 13 weeks ended June 28, 2025 (which includes impairment charges of $2,940,000 and $1,760,000 related to Sequoia's ROU and long-lived assets, respectively, and a gain on the closure of El Rio Grande of $178,000) decreased 514.4% as compared to operating income in the same period of the prior year (which includes impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU and long-lived assets, respectively). Excluding the above items in the current and prior periods, adjusted operating income of $1,107,000 for the 13 weeks ended June 28, 2025 decreased 66.7% as compared to adjusted operating income of $3,324,000 for the 39 weeks ended June 29, 2024.
The Company's operating income for the 39 weeks ended June 28, 2025 (which includes: (i) a gain on the closure of El Rio Grande of $173,000, (ii) a gain on the termination of our Tampa Food Court lease of $5,235,000, (iii) impairment charges of $2,940,000 and $1,760,000 related to Sequoia's ROU and long-lived assets, respectively, and (iv) a goodwill impairment charge of $3,440,000) decreased 291.2% as compared to the same period of the prior year (which includes impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU assets and long-lived assets, respectively). Excluding the above items in the current and prior periods, adjusted operating income of $390,000 for the 39 weeks ended June 28, 2025 decreased 89.5% compared to adjusted operating income of $3,725,000 for the 39 weeks ended June 29, 2024.

The following table summarizes the significant components of the Company’s operating results for the 13- and 39-week periods ended June 28, 2025 and June 29, 2024:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	June 28, 2025	June 29, 2024	$	%	June 28, 2025	June 29, 2024	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$42,937	$49,176	$(6,239)	-12.7%	$126,503	$136,994	$(10,491)	-7.7%
Other revenue	778	1,220	(442)	-36.2%	1,925	3,145	(1,220)	-38.8%
Total revenues	43,715	50,396	(6,681)	-13.3%	128,428	140,139	(11,711)	-8.4%
COSTS AND EXPENSES:
Food and beverage cost of sales	12,060	13,304	(1,244)	-9.4%	35,650	37,512	(1,862)	-5.0%
Payroll expenses	15,280	17,479	(2,199)	-12.6%	46,103	49,969	(3,866)	-7.7%
Occupancy expenses	5,444	6,261	(817)	-13.0%	17,128	18,368	(1,240)	-6.8%
Other operating costs and expenses	6,038	6,305	(267)	-4.2%	17,422	18,233	(811)	-4.4%
General and administrative expenses	2,822	2,690	132	4.9%	9,292	9,151	141	1.5%
Depreciation and amortization	964	1,033	(69)	-6.7%	2,443	3,181	(738)	-23.2%
Gain on closure of El Rio Grande	(178)	—	(178)	N/A	(173)	—	(173)	N/A
Gain on closure of Tampa Food Court lease	—	—	—	N/A	(5,235)	—	(5,235)	N/A
Impairment losses on right-of use and long-lived assets	4,700	2,500	2,200	N/A	4,700	2,500	2,200	N/A
Goodwill impairment	—	—	—	N/A	3,440	—	3,440	N/A
Total costs and expenses	47,130	49,572	(2,442)	-4.9%	130,770	138,914	(8,144)	-5.9%
OPERATING INCOME (LOSS)	$(3,415)	$824	$(4,239)	-514.4%	$(2,342)	$1,225	$(3,567)	-291.2%
Revenues
During the 13- and 39-week periods ended June 28, 2025, revenues decreased 13.3% and 8.4%, respectively, as compared to revenues for the 13- and 39-week periods ended June 29, 2024. We attribute this decrease primarily to the decreases in same-store sales discussed below and the closures of El Rio Grande and the Tampa Food Court.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased 7.4% during the 13 weeks ended June 28, 2025 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	June 28, 2025	June 29, 2024	$	%
	(in thousands)
Las Vegas	$13,225	$13,532	$(307)	-2.3%
New York	8,273	10,455	(2,182)	-20.9%
Washington, D.C.	2,515	3,178	(663)	-20.9%
Atlantic City, NJ	595	734	(139)	-18.9%
Alabama	5,333	5,690	(357)	-6.3%
Florida	12,801	12,575	226	1.8%
Same-store sales	42,742	46,164	$(3,422)	-7.4%
Other	195	3,012
Food and beverage sales	$42,937	$49,176

Same-store sales in Las Vegas decreased 2.3% as a result of lower than expected headcounts from competition at Yolos located in Planet Hollywood Resort & Casino. Same-store sales in New York decreased 20.9% which we attribute primarily to decreases in both catering and a la carte revenue at the Bryant Park Grill as a result of the negative publicity related to our dispute with the landlord. Same-store sales in Washington, D.C. decreased 20.9% which we attribute primarily to lower headcounts as a result of challenging conditions associated with hybrid work schedules, government layoffs and elevated crime rates. Same-store sales in Atlantic City, NJ decreased 18.9% which we attribute primarily to lower than expected customer traffic at the property where we are located. Same-store sales in Alabama decreased 6.3% which we attribute primarily to lower customer traffic as a result of economic pressures on the customers who frequent our properties. Same-store sales in Florida increased 1.8% which we attribute primarily to increased headcounts. Other food and beverage sales consist of sales related to properties that were closed (El Rio Grande and the Tampa Food Court) and other fees.
On a Company-wide basis, same-store sales decreased 3.3% during the 39 weeks ended June 28, 2025 as compared to the same period of last year as follows:

	39 Weeks Ended		Variance
	June 28, 2025	June 29, 2024	$	%
	(in thousands)
Las Vegas	$41,479	$42,175	$(696)	-1.7%
New York	23,474	26,188	(2,714)	-10.4%
Washington, D.C.	5,907	7,079	(1,172)	-16.6%
Atlantic City, NJ	1,825	2,052	(227)	-11.1%
Alabama	12,076	12,334	(258)	-2.1%
Florida	39,141	38,355	786	2.0%
Same-store sales	123,902	128,183	$(4,281)	-3.3%
Other	2,601	8,811
Food and beverage sales	$126,503	$136,994
Same-store sales in Las Vegas decreased 1.7% as a result of lower than expected headcounts from competition at Yolos located in Planet Hollywood Resort & Casino. Same-store sales in New York decreased 10.4% which we attribute primarily to decreases in both catering and a la carte revenue at the Bryant Park Grill as a result of the negative publicity related to our dispute with the landlord. Same-store sales in Washington, D.C. decreased 16.6% which we attribute primarily to lower headcounts as a result of challenging conditions in the area associated with hybrid work schedules, government layoffs and elevated crime rates. Same-store sales in Atlantic City, NJ decreased 11.1% which we attribute primarily to lower than expected customer traffic at the property where we are located. Same-store sales in Alabama decreased 2.1% which we attribute primarily to lower customer traffic in the second half of the period as a result of inclement weather and economic pressures on the customers who frequent our properties, partially offset by targeted menu price increases in the first quarter. Same-store sales in Florida increased 2.0% which we attribute primarily to increased headcounts. Other food and beverage sales consist of sales related to properties that were closed (El Rio Grande and the Tampa Food Court) and other fees.

Costs and Expenses
Costs and expenses for the 13 and 39 weeks ended June 28, 2025 and June 29, 2024 were as follows (in thousands):

	13 Weeks Ended June 28, 2025	% to Total Revenues	13 Weeks Ended June 29, 2024	% to Total Revenues	Increase (Decrease)		39 Weeks Ended June 28, 2025	% to Total Revenues	39 Weeks Ended June 29, 2024	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$12,060	27.6%	$13,304	26.4%	$(1,244)	-9.4%	$35,650	27.8%	$37,512	26.8%	$(1,862)	-5.0%
Payroll expenses	15,280	35.0%	17,479	34.7%	(2,199)	-12.6%	46,103	35.9%	49,969	35.7%	(3,866)	-7.7%
Occupancy expenses	5,444	12.5%	6,261	12.4%	(817)	-13.0%	17,128	13.3%	18,368	13.1%	(1,240)	-6.8%
Other operating costs and expenses	6,038	13.8%	6,305	12.5%	(267)	-4.2%	17,422	13.6%	18,233	13.0%	(811)	-4.4%
General and administrative expenses	2,822	6.5%	2,690	5.3%	132	4.9%	9,292	7.2%	9,151	6.5%	141	1.5%
Depreciation and amortization	964	2.2%	1,033	2.0%	(69)	-6.7%	2,443	1.9%	3,181	2.3%	(738)	-23.2%
Gain on closure of El Rio Grande	(178)	-0.4%	—	—%	(178)	N/A	(173)	-0.1%	—	—%	(173)	N/A
Gain on termination of Tampa Food Court lease	—	—%	—	—%	—	N/A	(5,235)	-4.1%	—	—%	(5,235)	N/A
Impairment losses on right-of-use and long-lived assets	4,700	10.8%	2,500	5.0%	2,200	N/A	4,700	3.7%	2,500	1.8%	2,200	N/A
Goodwill impairment	—	—%	—	—%	—	N/A	3,440	2.7%	—	—%	3,440	N/A
Total costs and expenses	$47,130		$49,572		$(2,442)		$130,770		$138,914		$(8,144)

Food and beverage costs as a percentage of total revenues for the 13 and 39 weeks ended June 28, 2025 increased as compared with the same periods of last year as a result of increases in commodity prices, which had been easing for several quarters, combined with a weaker event business in New York City and Washington, D.C. in the first and third quarters of the current year compared to the prior year.

Payroll expenses as a percentage of total revenues for the 13 and 39 weeks ended June 28, 2025 increased marginally as compared with the same periods of last year as a result of increasing minimum wages in the states where we operate partially offset by better management of overtime hours.

Occupancy expenses as a percentage of total revenues for the 13 and 39 weeks ended June 28, 2025 increased marginally as compared with the same period of last year primarily as a result of increases in base rents and increases in property and liability insurance premiums partially offset by lower percentage rents as a result of the sales decreases discussed above.

Other operating costs and expenses as a percentage of total revenues for the 13 and 39 weeks ended June 28, 2025 increased as compared to the same period of last year primarily as a result of inflation and restaurant-level legal fees incurred in connection with the Bryant Park Grill & Café and The Porch at Bryant Park dispute with the landlord.

General and administrative expenses (which relate solely to the corporate office in New York City) for the 13 and 39 weeks ended June 28, 2025 increased as compared to the same periods of last year primarily as a result of increased consulting fees partially offset by lower bonus accruals in the current period.

Depreciation and amortization expense for the 13 and 39 weeks ended June 28, 2025 decreased as compared to the same periods of last year primarily as a result of certain assets becoming fully depreciated and the removal of assets associated with El Rio Grande and the Tampa Food Court.
(Gain) Loss on Closure of El Rio Grande
In October 2024, the Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024. The property closed permanently on January 3, 2025 and was vacated and delivered to the landlord on April 30, 2025. During the 13 weeks ended June 28, 2025, the Company recognized a gain of $178,000 as a result of refinements of estimates. During the 39 weeks ended June 28, 2025, the Company recognized a gain in the amount of $173,000 as a result of additional operating losses by the above refinements of estimates.

Gain on Termination of Tampa Food Court Lease
On November 26, 2024, the Company agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL and, accordingly, vacated the premises on December 15, 2024. In connection with this, Ark Hollywood/Tampa Investment LLC, a subsidiary of the Company, (in which we own a 65% interest) received a termination payment in the amount of $5,500,000, all obligations under the lease ceased and we recorded a gain, net of expenses, in the amount of $5,235,000 during the 13 weeks ended December 28, 2024. During the 13 weeks ended March 29, 2025, Ark Hollywood/Tampa Investment LLC distributed approximately $1,710,000 of the net proceeds, after expenses, to the other equity holders of Ark Hollywood/Tampa Investment LLC.
Impairment Losses on Right-of-Use and Long-lived Assets

During the 13 weeks ended June 29, 2024, impairment indicators were identified at our Sequoia property located in Washington, D.C. due to lower than expected operating results. Accordingly, the Company tested the recoverability of Sequoia's ROU and long-lived assets and concluded they were not recoverable. Based on a discounted cash flow analysis, the Company recognized impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU and long-lived assets, respectively. The Company continued to monitor the performance of Sequoia throughout fiscal 2025 and, as a result of lower than expected operating results we tested the recoverability of its ROU and long-lived assets as of June 28, 2025. Based on a discounted cash flow analysis, we recognized additional impairment charges of $2,940,000 and $1,760,000 during the 13 weeks ended June 28, 2025 related to Sequoia's ROU and long-lived assets, respectively. Given the inherent uncertainty in projecting results of restaurants, the Company will continue to monitor the recoverability of the carrying value of the assets of Sequoia and several other restaurants on an ongoing basis. If expected performance is not realized, further impairment charges may be recognized in future periods, and such charges could be material.
Goodwill Impairment
Goodwill is the excess of cost over fair market value of tangible and intangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market.
During the three months ended March 29, 2025, the Company identified a triggering event in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Update ("ASU") 350-20, “Intangibles—Goodwill and Other,” primarily related to a decline in the Company's stock price in the second quarter of fiscal 2025 and the continued uncertainty related to the expiration of the Bryant Park Grill & Cafe and The Porch at Bryant Park leases (see Note 8 - Commitments and Contingencies). As a result, the Company performed an interim quantitative impairment test and based on the results of the assessment, the fair value of our equity was determined to be less than its carrying amount. Accordingly, the Company recognized a non-cash impairment charge of the remaining balance of its goodwill in the amount of $3,440,000 in our consolidated condensed statements of operations for the 39 weeks ended June 28, 2025. The Company did not record any impairment to its goodwill during the 13 and 39 weeks ended June 29, 2024.
Gain on Sale of Condominiums
During the 13 weeks ended June 28, 2025, the Company sold two of the 14 condominium units it owns at the Island Beach Resort in Jensen Beach, FL which is adjacent to our Shuckers restaurant. In connection with the sales, the Company received net proceeds of $839,000 and recorded a gain of $391,000. The Company intends to sell all of these units subject to market forces.
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
As of June 28, 2025, we had a cash and cash equivalents balance of $12,325,000. The Company had a working capital deficit of $2,767,000 at June 28, 2025 as compared with a working capital deficit of $10,659,000 at June 29, 2024. This decrease in the deficit is primarily the result of the payment received in connection with the termination of the Tampa Food Court lease, amendments to the due dates of our notes payable and proceeds from the sales of the two condominiums.

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
Cash Flows for 39 Weeks Ended June 28, 2025 and June 29, 2024
Net cash provided by operating activities for the 39 weeks ended June 28, 2025 was $1,119,000 as compared to $3,926,000 in the same period as last year. This decrease resulted primarily from a decrease in operating income, excluding: (i) a loss on the closure of El Rio Grande of $173,000 in fiscal 2025, (ii) a gain on the termination of our Tampa Food Court lease of $5,235,000 in fiscal 2025, (iii) impairment charges related to Sequoia's ROU and long-lived assets of $4,700,000 and 2,500,000 in fiscal 2025 and fiscal 2024, respectively, and (iv) a goodwill impairment charge of $3,440,000 in fiscal 2025.
Net cash provided by investing activities for the 39 weeks ended June 28, 2025 was $4,662,000 as compared to cash used in investing activities of $1,204,000 in the same period as last year. This increase resulted primarily from the payment received in connection with the termination of our Tampa Food Court lease and the proceeds received from the sales of condominiums.
Net cash used in financing activities for the 39 weeks ended June 28, 2025 and June 29, 2024 was $3,729,000 and $4,670,000, respectively, and resulted primarily from principal payments on notes payable and the payment of distributions to non-controlling interests and in the prior year the payment of dividends.
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”) which originally matured on June 1, 2025. On May 29, 2025, the Company entered into an Omnibus Amendment to the Credit Agreement which: (i) extended the maturity date of the Credit Agreement to June 1, 2028, (ii) amended the terms of the outstanding promissory notes, (iii) reduced the maximum permitted obligations outstanding under the Credit Agreement from $30,000,000 to $20,000,000 (including the outstanding promissory notes), (iv) increased the minimum tangible net worth covenant from $22,000,000 to $28,000,000, and (v) removed the annual net income covenant. Advances and loans under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the facility. As of June 28, 2025, no advances were outstanding under the Credit Agreement. As of June 28, 2025, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.0%.
Borrowings and all other obligations under the Credit Agreement, which include the promissory notes as discussed in Note 7 of the consolidated condensed financial statements, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company. The Credit Agreement also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts and maintain a minimum fixed charge coverage ratio. The Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership.

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
As of the date of this filing, we continue to operate the above properties as a holdover tenant and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its rights continues, and we will pursue all available options to protect the Company's interests.
Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, the Bryant Park Grill & Cafe and The Porch at Bryant Park, collectively, accounted for $19.7 million and $23.3 million of our total revenues for the 39 weeks ended June 28, 2025 and June 29, 2024, respectively, which represented approximately 15.4% and 16.7% of our total revenue for such periods, respectively. The Company’s inability to extend or renew these leases on favorable terms, if at all, could have a material adverse effect on our business, financial condition, and results of operations.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 28, 2025 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Insider Trading Arrangements and Policies

During the third quarter of 2025, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
Item 6.    Exhibits
10.1* Omnibus Amendment
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

Date:	August 12, 2025

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)