Form 10-K
period 2025-09-27
ARK RESTAURANTS CORP
filed 2025-12-18
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTIONS 13 AND 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2025
or,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
As of March 29, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was $21,909,042.
At December 12, 2025, there were outstanding 3,606,157 shares of the registrant’s Common Stock, $0.01 par value.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders filed within 120 days of September 27, 2025 or will be included in an amendment to this Form 10-K filed within 120 days of September 27, 2025.

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
•our ability to renew expired leases on favorable terms, if at all, including for Bryant Park Grill & Café which expired on April 30, 2025 and for The Porch at Bryant Park which expired on March 31, 2025;
•our ability to realize the expected benefits associated with our investment in the New Meadowlands Racetrack LLC, if at all;
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

Item 1. Business
Overview
We are a New York corporation formed in 1983. As of the fiscal year ended September 27, 2025, we owned and/or operated 16 restaurants and bars, 12 fast food concepts and catering operations through our subsidiaries. Three of our restaurant and bar facilities are located in New York City, one is located in Washington, D.C., five are located in Las Vegas, Nevada, one is located in Atlantic City, New Jersey, four are located on the east coast of Florida and two are located on the Gulf Coast of Alabama.
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
Recent Developments
Bryant Park Grill
The Company's agreements with the Bryant Park Corporation (the “Landlord”) (a private non-profit corporation that operates and maintains Bryant Park under agreements with the City of New York Department of Parks & Recreation), for the Bryant Park Grill & Café expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025.
In July of 2023 (for the Bryant Park Grill & Café) and September of 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations were for new 10-year agreements, with one five-year renewal option. In the second quarter of 2025, the Landlord stated publicly that it had selected a new operator for the Bryant Park Grill & Café and The Porch at Bryant Park. However, to the best of our knowledge, no agreements between the Landlord and the selected operator have received the approvals of either the City of New York Department of Parks & Recreation or the New York Public Library, of which both approvals are required before any new lease can become effective.

Management has been working with outside advisors to assist our efforts to ensure that the RFP awards process was both fair and transparent and to enforce the Company's right of first lease under our lease agreements, and otherwise to protect the Company’s rights with respect to these matters. For a discussion of the related claims filed by the Company, please see Note 10 - Commitments and Contingencies to the Consolidated Financial Statements.
As of the date of this filing, we continue to operate the above properties and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its rights continues, and we will pursue all available options to protect the Company's interests.
Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, the Bryant Park Grill & Café and The Porch at Bryant Park, collectively, accounted for $25.5 million and $31.1 million of our total revenues for the years ended September 27, 2025 and September 28, 2024, respectively, which represented approximately 15.4% and 17.4% of our total revenue for such periods, respectively.
The uncertainty related to this dispute has had a material adverse impact on our business, financial condition, and results of operations and will continue to do so while the dispute is litigated and if we are unable to prevail in the above actions and/or are unable to extend or renew these leases on favorable terms, if at all.

Investment in and Receivable From New Meadowlands Racetrack LLC
Since March 12, 2013, the Company has made investments in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of membership interests in Meadowlands Newmark, LLC, an existing member of NMR. As of the date of this report, the Company has made a total investment of $5,256,000. See Note 4 - Investment in and Receivable from New Meadowlands Racetrack to the Consolidated Financial Statements for a discussion of our investment in NMR and our rights relating to operating the food and beverage concessions at a future gaming facility at the Meadowlands Racetrack.
For several years, New York State has been conducting a bidding process to award up to three downstate casino licenses and on December 1, 2025, the New York State Gaming Facility Location Board approved three applications for casino gaming licenses. The New York State Gaming Commission is expected to issue licenses for the three approved applications by December 31, 2025. Concurrent with the New York process, NMR has been actively pursuing a full casino license to supplement its existing horse racing and sports betting operations. Any gaming license in the state of New Jersey outside of Atlantic City, including at the Meadowlands Racetrack, requires ratification of an amendment to the State of New Jersey constitution, followed by issuance of a license by the New Jersey Casino Control Commission. In May 2025, a Senate Concurrent Resolution was introduced proposing a ballot referendum to authorize casinos at both the Monmouth Park and Meadowlands Racetracks. It requires a three-fifths vote in both legislative chambers to reach the ballot in November 2026. If the referendum passes, NMR aims for a temporary facility potentially opening in 2027 and a permanent one by 2028. In conjunction with such referendum, NMR will need to raise substantial capital to fund a marketing campaign to support the passage of the referendum. To the extent the Company does not contribute to this effort, or if NMR raises outside capital, our interests will be diluted.
There can be no assurances that above referendum will be included in the November 2026 election ballot or that it will pass if it is included. If either of these do not occur, the Company’s investment in NMR will be evaluated based on the existing horse racing and sports betting operations and may be subject to substantial impairment.

The following table sets forth the restaurant properties we lease, own and operate as of September 27, 2025:

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
(4)The Company's leases for the Bryant Park Grill & Café and The Porch at Bryant Park expired on April 30, 2025. Please see Note 10 - Commitments and Contingencies to the Consolidated Financial Statements for additional information related to the status of these leases.

(5)We operate six small food court restaurants and one full-service restaurant in the Village Eateries food court at the New York-New York Hotel and Casino. We also operate that hotel’s room service, banquet facilities and employee cafeteria.
(6)This location is for a kiosk located at Bryant Park, New York, New York and all seating is outdoors (see Note 10 - Commitments and Contingencies to the Consolidated Financial Statements).
(*)Represents common area seating.
The following table sets forth less than wholly-owned properties that are managed by us, which have been consolidated as of September 27, 2025 (see Notes 1 and 2 to the Consolidated Financial Statements):

Name	Location	Year Opened(1)	Restaurant Size (Square Feet)	Seating Capacity(2) Indoor- (Outdoor)		Lease Expiration(3)
Hollywood Food Court (4)(5)	Hard Rock Hotel and Casino Hollywood, Florida	2004	9,000	250	(*)	2029
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
(5)We own a 64.4% interest in the partnership that owns the Hollywood Food Court.
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
Restaurant Expansion and Other Developments
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by March 31, 2026, as extended, subject to further extensions as set out in the agreement. To date approximately $1,600,000 has been spent on this refresh and we expect to complete the work by March 31, 2026.
On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2025, as extended. As part of this refresh, on November 11, 2024, the Company opened a new concept called Lucky Pig in the Village Eateries at a cost of approximately $850,000. In addition, the Company has spent an additional $950,000 to date on refreshing Broadway Burger Bar and Grill, Gonzalez y Gonzalez and other areas of the Village Eateries. We expect to complete all work related to these projects by December 31, 2025.
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
Recent Restaurant Dispositions
In October 2024, the Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024. The property closed permanently on January 3, 2025 and was vacated and delivered to the landlord on April 30, 2025. During the year ended September 27, 2025, the Company recognized a gain in the amount of $173,000 as a result of refinements of estimates.
On November 26, 2024, a subsidiary of the Company, in which we own a 65% interest, Ark Hollywood/Tampa Investment LLC agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL and, accordingly, vacated the premises on December 15, 2024. In connection with this agreement all obligations under the lease ceased and Ark Hollywood/Tampa Investment LLC received a termination payment in the amount of $5,500,000. Accordingly, a gain, primarily net of write-offs of ROU and long-lived assets, in the amount of $5,235,000 was recognized during the year ended September 27, 2025 and Ark Hollywood/Tampa Investment LLC distributed approximately $1,710,000 of the net proceeds, after expenses, to the other equity holders of Ark Hollywood/Tampa Investment LLC.
During the year ended September 27, 2025, the Company sold three of the 14 condominium units it owns at the Island Beach Resort in Jensen Beach, FL which is adjacent to our Shuckers restaurant. In connection with the sales, the Company received net proceeds of $1,203,000 and recorded a gain of $594,000. The Company intends to sell the remaining units subject to market forces.
Restaurant Management
Each restaurant is managed by a general manager and has its own chef. Food products and other supplies are purchased primarily from various unaffiliated suppliers, in some cases by our headquarters' personnel. Each of our restaurants has two or more assistant managers and sous chefs (assistant chefs). Financial and management control is maintained at the corporate level through the use of automated systems that include centralized accounting and reporting.
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
Employees
At November 30, 2025, we employed 1,566 persons (including employees at managed facilities), 1,047 of whom were full-time employees, and 519 of whom were part-time employees; 25 of whom were headquarters personnel, 125 of whom were restaurant management personnel, 597 of whom were kitchen personnel and 819 of whom were restaurant service and other personnel. A number of our restaurant service personnel are employed on a part-time basis. Changes in minimum wage levels may adversely affect our labor costs and the restaurant industry generally because a large percentage of restaurant personnel are paid at or slightly above the minimum wage. Our employees are not covered by any collective bargaining agreements.
In the past, we have experienced aggressive competition for talent, wage inflation and pressure to improve workplace conditions and benefits as a result of the COVID-19 pandemic and various other economic factors. Our compensation packages may prove insufficient to attract and retain the best personnel in light of wage pressures resulting from increased competition or labor shortages. Higher employee turnover levels or our failure to recruit and retain new restaurant employees in a timely manner could impact our ability to grow sales at existing restaurants or open new restaurants and also result in higher than projected labor costs.
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

We are subject to federal and state environmental regulations, but these rules have not had a material effect on our operations. During fiscal 2025, there were no material capital expenditures for environmental control facilities and no material expenditures for this purpose are anticipated.
Seasonal Nature of Business
Our business is highly seasonal; however, our broader geographical reach as a result of recent acquisitions is expected to continue to mitigate some of the risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park Grill & Café and The Porch at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.
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
Our principal executive offices are located at 85 Fifth Avenue, New York, New York 10003, and our telephone number is (212) 206-8800. Unless the context specifically requires otherwise, the terms the “Company,” “Ark,” “we,” “us” and “our” mean Ark Restaurants Corp., a New York corporation, and its consolidated subsidiaries.
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

We design and assess our program based on the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, but that we use the NIST framework as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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

The Board of Directors of the Company (the "Board") considers cybersecurity risk as part of its overall risk oversight function. The Board receives updates from the CFO regarding the Company’s cybersecurity risk management program at least annually. These include updates on the Company’s cybersecurity risks and threats, the status of projects to strengthen the information security systems, assessments of the information security program, and the emerging cybersecurity threat landscape.
Item 2. Properties
Our restaurant facilities and our executive offices, with the exception of The Rustic Inn in Dania Beach, Florida, Shuckers in Jensen Beach, Florida and the two Original Oyster House properties in Alabama, are occupied under leases. Most of our restaurant leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of our sales at such facility. As of September 27, 2025, these leases (including leases for managed restaurants) have terms (including any available renewal options) expiring as follows:

Fiscal Year Lease Terms Expire	Number of Facilities

2025-2029	2
2030-2034	5
2035-2039	3
2040-2044	1
2045-2049	1
Our executive, administrative and clerical offices are located in approximately 8,500 square feet of office space at 85 Fifth Avenue, New York, New York. Our lease for this office space expires in 2038.
For information concerning our future lease payments under non-cancelable operating leases, see Note 8 - Leases to the Consolidated Financial Statements.

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

For a discussion of legal matters as of September 27, 2025, please see Note 10 - Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference into this item.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our common stock, $0.01 par value, is traded on the NASDAQ Capital Market under the symbol “ARKR.”
On December 9, 2025, there were approximately 23 holders of record of our common stock and the last reported sales price was $7.09. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
Dividend Policy
On November 8, 2023, February 6, 2024, and May 7, 2024, the Board declared quarterly cash dividends of $0.1875, $0.1875, and $0.1875, respectively, per share, which were paid on December 13, 2023, March 13, 2024, and June 12, 2024, respectively, to the stockholders of record of the Company's common stock at the close of business on November 30, 2023, February 29, 2024, and May 31, 2024, respectively. The Board has not declared any dividends since May 7, 2024. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will depend upon operating performance and other factors.
Purchases of Equity Securities by Issuer and Affiliated Purchases
None
Recent Sales of Unregistered Securities
None
Securities Authorized for Issuance under Equity Compensation Plans

The Company has options outstanding under two stock option plans, the 2016 Stock Option Plan and the 2022 Stock Option Plan (the "2022 Plan"). Options granted under both plans are exercisable at prices at least equal to the fair market value of such stock on the dates the options were granted and expire 10 years after the date of grant.

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

On December 2, 2024, options to purchase 10,000 shares of common stock at an exercise price of $9.99 per share were granted to an employee of the Company under the 2022 Plan. Such options are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% on each yearly anniversary thereafter. The grant date fair value of these stock options was $2.94 per share and totaled approximately $29,000.

The following is a summary of the securities issued and authorized for issuance under our Stock Option Plans at September 27, 2025:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	387,500	$17.66	306,000
Equity compensation plans not approved by shareholders (1)	None	N/A	None
Total	387,500	$17.66	306,000
Of the 387,500 options outstanding as of September 27, 2025, 159,000 were held by the Company’s officers and directors.
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
Overview
As of September 27, 2025, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. The fiscal years ended September 27, 2025 and September 28, 2024 both included 52 weeks.
Seasonality

The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of prior acquisitions is expected to continue to mitigate some of the risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park Grill & Café and The Porch at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.

Recent Developments
Bryant Park Grill
The Company's agreements with the Bryant Park Corporation (the “Landlord”) (a private non-profit corporation that operates and maintains Bryant Park under agreements with the City of New York Department of Parks & Recreation), for the Bryant Park Grill & Café expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025.
In July of 2023 (for the Bryant Park Grill & Café) and September of 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations were for new 10-year agreements, with one five-year renewal option. In the second quarter of 2025, the Landlord stated publicly that it had selected a new operator for the Bryant Park Grill & Café and The Porch at Bryant Park. However, to the best of our knowledge, no agreements between the Landlord and the selected operator have received the approvals of either the City of New York Department of Parks & Recreation or the New York Public Library, of which both approvals are required before any new lease can become effective.

Management has been working with outside advisors to assist our efforts to ensure that the RFP awards process was both fair and transparent and to enforce the Company's right of first lease under our lease agreements, and otherwise to protect the Company’s rights with respect to these matters. For a discussion of the related claims filed by the Company, please see Note 10 - Commitments and Contingencies to the Consolidated Financial Statements.
As of the date of this filing, we continue to operate the above properties and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its rights continues, and we will pursue all available options to protect the Company's interests.
Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, the Bryant Park Grill & Café and The Porch at Bryant Park, collectively, accounted for $25.5 million and $31.1 million of our total revenues for the years ended September 27, 2025 and September 28, 2024, respectively, which represented approximately 15.4% and 17.4% of our total revenue for such periods, respectively.
The uncertainty related to this dispute has had a material adverse impact on our business, financial condition, and results of operations and will continue to do so while the dispute is litigated and if we are unable to prevail in the above actions and/or are unable to extend or renew these leases on favorable terms, if at all.
Investment in and Receivable From New Meadowlands Racetrack LLC
Since March 12, 2013, the Company has made investments in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of membership interests in Meadowlands Newmark, LLC, an existing member of NMR. As of the date of this report, the Company has made a total investment of $5,256,000. See Note 4 - Investment in and Receivable from New Meadowlands Racetrack to the Consolidated Financial Statements for a discussion of our investment in NMR and our rights relating to operating the food and beverage concessions at a future gaming facility at the Meadowlands Racetrack.
For several years, New York State has been conducting a bidding process to award up to three downstate casino licenses and on December 1, 2025, the New York State Gaming Facility Location Board approved three applications for casino gaming licenses. The New York State Gaming Commission is expected to issue licenses for the three approved applications by December 31, 2025. Concurrent with the New York process, NMR has been actively pursuing a full casino license to supplement its existing horse racing and sports betting operations. Any gaming license in the state of New Jersey outside of Atlantic City, including at the Meadowlands Racetrack, requires ratification of an amendment to the State of New Jersey constitution, followed by issuance of a license by the New Jersey Casino Control Commission. In May 2025, a Senate Concurrent Resolution was introduced proposing a ballot referendum to authorize casinos at both the Monmouth Park and Meadowlands Racetracks. It requires a three-fifths vote in both legislative chambers to reach the ballot in November 2026. If the referendum passes, NMR aims for a temporary facility potentially opening in 2027 and a permanent one by 2028. In conjunction with such referendum, NMR will need to raise substantial capital to fund a marketing campaign to support the passage of the referendum. To the extent the Company does not contribute to this effort, or if NMR raises outside capital, our interests will be diluted.
There can be no assurances that above referendum will be included in the November 2026 election ballot or that it will pass if it is included. If either of these do not occur, the Company’s investment in NMR will be evaluated based on the existing horse racing and sports betting operations and may be subject to substantial impairment.

Results of Operations
The Company’s operating loss for the year ended September 27, 2025 (which includes a gain on the closure of El Rio Grande of $173,000, a gain on the termination of our Tampa Food Court lease of $5,235,000, impairment losses on right-of-use and long-lived assets in the amount of $4,700,000 related to Sequoia and a goodwill impairment charge of $3,440,000) was $4,064,000, down 5.4% as compared to an operating loss of $4,294,000 for the year ended September 28, 2024 (which includes a loss on the closure of El Rio Grande of $876,000, impairment losses on right-of-use and long-lived assets in the amount of $2,500,000 related to Sequoia and a goodwill impairment charge of $4,000,000). Excluding the above items in the current and prior periods, our adjusted operating loss for the year ended September 27, 2025 decreased 143.2% to $1,331,000 as compared to operating income of $3,082,000 for the year ended September 28, 2024.
The following table summarizes the significant components of the Company’s operating results for the years ended September 27, 2025 and September 28, 2024, respectively:

	Year Ended		Variance
	September 27, 2025	September 28, 2024	$	%
REVENUES:	(in thousands)
Food and beverage sales	$163,312	$179,110	$(15,798)	-8.8%
Other revenue	2,439	4,435	(1,996)	-45.0%
Total revenues	165,751	183,545	(17,794)	-9.7%
COSTS AND EXPENSES:
Food and beverage cost of sales	46,427	49,519	(3,092)	-6.2%
Payroll expenses	60,346	65,844	(5,498)	-8.4%
Occupancy expenses	22,527	24,622	(2,095)	-8.5%
Other operating costs and expenses	22,644	24,125	(1,481)	-6.1%
General and administrative expenses	12,001	12,263	(262)	-2.1%
Depreciation and amortization	3,138	4,090	(952)	-23.3%
(Gain) loss on closure of El Rio Grande	(173)	876	(1,049)	-119.7%
Gain on termination of Tampa Food Court lease	(5,235)	—	(5,235)	N/A
Impairment losses on right-of-use and long-lived assets	4,700	2,500	2,200	88.0%
Goodwill impairment	3,440	4,000	(560)	-14.0%
Total costs and expenses	169,815	187,839	(18,024)	-9.6%
OPERATING LOSS	$(4,064)	$(4,294)	$230	-5.4%
Revenues
During the year ended September 27, 2025, revenues decreased 9.7% as compared to revenues for the year ended September 28, 2024. We attribute this decrease primarily to the changes in same-store sales discussed below and the closures of El Rio Grande and the Tampa Food Court.

Food and Beverage Same-Store Sales
On a Company-wide basis, same-store food and beverage sales for the year ended September 27, 2025 decreased 4.2% as compared with the year ended September 28, 2024 as follows:

	Year Ended		Variance
	September 27, 2025	September 28, 2024	$	%
	(in thousands)
Las Vegas	$53,714	$55,794	$(2,080)	-3.7%
New York	30,430	34,133	(3,703)	-10.8%
Washington, D.C.	7,773	9,135	(1,362)	-14.9%
Atlantic City, NJ	2,626	2,923	(297)	-10.2%
Alabama	17,454	17,885	(431)	-2.4%
Florida	48,939	48,149	790	1.6%
Same-store sales	160,936	168,019	$(7,083)	-4.2%
Other	2,376	11,091
Food and beverage sales	$163,312	$179,110
Same-store sales in Las Vegas decreased 3.7% as a result of lower customer traffic. Same-store sales in New York decreased 10.8% which we attribute primarily to decreases in both catering and a la carte revenue at the Bryant Park Grill as a result of the negative publicity related to our dispute with the landlord. Same-store sales in Washington, D.C. decreased 14.9% which we attribute primarily to lower headcounts as a result of challenging conditions associated with hybrid work schedules, government layoffs and elevated crime rates. Same-store sales in Atlantic City, NJ decreased 10.2% which we primarily attribute to lower customer traffic at the property where we are located. Same-store sales in Alabama decreased 2.4% which we attribute primarily to lower customer traffic as a result of economic pressures on the customers who frequent our properties. Same-store sales in Florida increased 1.6% which we attribute primarily to menu price increases.
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
Other Revenues
Included in other revenues are food and beverage sales related to properties that were closed during the respective period, merchandise sales, rental income, property management fees and other rentals as well as, in 2024, purchase service fees related to an affiliate that the Company no longer has an interest in, which represent commissions earned for providing services to other restaurant groups. The decrease in other revenues for the year ended September 27, 2025, as compared to the year ended September 28, 2024, is primarily due to the sales related to El Rio Grande and the Tampa Food Court (which were closed in December 2024) and purchase service fees in the amount of $1,337,000 in the prior year.

Costs and Expenses
Costs and expenses for the years ended September 27, 2025 and September 28, 2024 were as follows (in thousands):

	Year Ended September 27, 2025	% to Total Revenues	Year Ended September 28, 2024	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$46,427	28.0%	$49,519	27.0%	$(3,092)	-6.2%
Payroll expenses	60,346	36.4%	65,844	35.9%	(5,498)	-8.4%
Occupancy expenses	22,527	13.6%	24,622	13.4%	(2,095)	-8.5%
Other operating costs and expenses	22,644	13.7%	24,125	13.1%	(1,481)	-6.1%
General and administrative expenses	12,001	7.2%	12,263	6.7%	(262)	-2.1%
Depreciation and amortization	3,138	1.9%	4,090	2.2%	(952)	-23.3%
(Gain) loss on closure of El Rio Grande	(173)	-0.1%	876	0.5%	(1,049)	-119.7%
Gain on termination of Tampa Food Court lease	(5,235)	-3.2%	—	—%	(5,235)	N/A
Impairment losses on right-of-use and long-lived assets	4,700	2.8%	2,500	1.4%	2,200	88.0%
Goodwill impairment	3,440	2.1%	4,000	2.2%	(560)	-14.0%
Total costs and expenses	$169,815		$187,839		$(18,024)	-9.6%

Food and beverage costs as a percentage of total revenues for the year ended September 27, 2025 increased as compared to last year as a result of increases in commodity prices, which had been easing for several quarters, combined with a weaker event business in New York City and Washington, D.C. in the current year compared to the prior year.

Payroll expenses as a percentage of total revenues for the year ended September 27, 2025 increased marginally as compared to last year as a result of increasing minimum wages in the states where we operate partially offset by better shift management and related overtime hours.

Occupancy expenses as a percentage of total revenues for the year ended September 27, 2025 increased marginally as compared to last year primarily as a result of increases in base rents and increases in property and liability insurance premiums partially offset by lower percentage rents as a result of the sales decreases discussed above.

Other operating costs and expenses as a percentage of total revenues for the year ended September 27, 2025 increased as compared to last year primarily as a result of inflation and restaurant-level legal fees incurred in connection with the Bryant Park Grill & Café and The Porch at Bryant Park dispute with the landlord.

General and administrative expenses (which relate solely to the corporate office in New York City) for the year ended September 27, 2025 decreased marginally as compared to last year primarily as a result of the reversal of compensation expense in the prior year in the amount of $1,134,000 related to options that expired or were cancelled unexercised partially offset by increased legal and consulting expenses.
Depreciation and amortization expense for the year ended September 27, 2025 decreased compared to last year primarily as a result of certain assets becoming fully depreciated and the removal of assets associated with El Rio Grande and the Tampa Food Court.
(Gain) Loss on Closure of El Rio Grande

In October 2024, the Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024. The property closed permanently on January 3, 2025 and was vacated and delivered to the landlord on April 30, 2025. During the year ended September 27, 2025, the Company recognized a gain of $173,000 as a result of refinements of estimates.

Gain on Termination of Tampa Food Court Lease
On November 26, 2024, the Company agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL and, accordingly, vacated the premises on December 15, 2024. In connection with this, Ark Hollywood/Tampa Investment LLC, a subsidiary of the Company, (in which we own a 65% interest) received a termination payment in the amount of $5,500,000, all obligations under the lease ceased and we recorded a gain, primarily net of write-offs of ROU and long-lived assets, in the amount of $5,235,000 during the year ended September 27, 2025 and Ark Hollywood/Tampa Investment LLC distributed approximately $1,710,000 of the net proceeds, after expenses, to the other equity holders of Ark Hollywood/Tampa Investment LLC.
Impairment Losses on Right-of-Use and Long-lived Assets
During the year ended September 28, 2024, impairment indicators were identified at our Sequoia property located in Washington, D.C. due to lower-than-expected operating results. Accordingly, the Company tested the recoverability of Sequoia's ROU and long-lived assets and concluded they were not recoverable. Based on a discounted cash flow analysis, the Company recognized impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU assets and long-lived assets, respectively. The Company continued to monitor the performance of Sequoia throughout fiscal 2025 and, as a result of lower than expected operating results, we tested the recoverability of its ROU and long-lived assets again and, based on a discounted cash flow analysis, we recognized additional impairment charges of $2,940,000 and $1,760,000 during the year ended September 27, 2025 related to Sequoia's ROU and long-lived assets, respectively.
Goodwill Impairment
Goodwill is the excess of cost over fair market value of tangible and intangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market.
In accordance with ASU 350-20, Intangibles—Goodwill and Other, the Company identified a triggering event during the three months ended March 29, 2025 primarily related to a decline in the Company's stock price during the second quarter of fiscal 2025 and the continued uncertainty related to the expiration of the Bryant Park Grill & Café and The Porch at Bryant Park leases (see Note 10 - Commitments and Contingencies). As a result, the Company performed an interim quantitative impairment test, and based on the results of the assessment, the fair value of our equity was determined to be less than its carrying amount. Accordingly, the Company recognized a non-cash impairment charge of the remaining balance of its goodwill in the amount of $3,440,000 in our consolidated statement of operations for the year ended September 27, 2025.
As of September 28, 2024, the Company performed a qualitative assessment of its goodwill whereby the fair value of the equity was determined using the income approach. Given the relatively low volume of shares traded as of September 28, 2024, the Company determined the income approach provided the best approximation of fair value. In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected future after-tax cash flows generated and then discounting those cash flows to present value, reflecting the relevant risks associated with the achievement of projected cash flows, the possibility that the Bryant Park Grill & Café and The Porch at Bryant Park leases may not be renewed beyond their expirations on April 30, 2025, and the time value of money. This approach required the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted cash flows from operations, and discount rates that reflect the risk inherent in the future cash flows. Based on the impairment analysis, the carrying amount of our equity exceeded its estimated fair value, which indicated an impairment of the carrying value of our goodwill at September 28, 2024. Accordingly, during the fourth quarter of fiscal 2024, the Company recorded a goodwill impairment charge of $4,000,000, of which $4,000,000 was deductible for tax purposes and resulted in a deferred income tax benefit of $1,074,000. Such impairment was attributed to factors such as, but not limited to, a decrease in the market price of the Company's common stock and lower than expected profitability.
Income Taxes
Our income tax expense, deferred tax assets and liabilities, and liabilities for uncertain tax positions reflect management’s best estimate of current and future taxes to be paid. We are subject to income tax in various state taxing jurisdictions. Significant judgment and estimates are required in the determination of consolidated income tax expense. The provision for income taxes reflects federal and state income taxes.
Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. As of September 27, 2025, as a result of recent cumulative losses, we have recorded a full valuation allowance against our deferred tax assets. If these estimates and assumptions change in the future, the Company may be required to reduce its existing valuation allowance resulting in less income tax expense. The Company evaluates the likelihood of realizing its deferred tax assets at each interim period based on the weight of available evidence.
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”) into law. The OBBBA makes permanent many of the tax provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025. The OBBBA also includes (i) the restoration of immediate expensing for domestic research and development expenditures, (ii) the reinstatement of 100% bonus depreciation for qualified property and (iii) favorably modifying the Internal Revenue Code Section 163(j) interest limitation from tax adjusted EBIT to EBITDA. FASB Topic 740, Income Taxes, requires the tax effects of changes in tax laws or rates be recognized in the period in which the law is enacted. The enactment of the OBBBA did not have a material impact on the Company’s effective tax rate, or deferred tax balances as of September 27, 2025.
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
As of September 27, 2025, we had a cash and cash equivalents balance of $11,324,000. The Company had a working capital deficit of $5,377,000 at September 27, 2025 as compared to working capital deficit of $10,659,000 at September 28, 2024. This decrease in the deficit is primarily the result of the payment received in connection with the termination of the Tampa Food Court lease, amendments to the due dates of our notes payable and proceeds from the sales of the two condominiums, partially offset by operating losses and capital expenditures in connection with the renovations at our properties in Las Vegas (see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Restaurant Expansion and Other Developments).

We believe that our existing cash balances, internal cash-generating capabilities, current banking facilities and ability to secure additional financing, if necessary, are sufficient to finance our capital expenditures, debt maturities and other operating activities for at least the next 12 months and the foreseeable future.
Inflation
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
Cash Flows for the Years Ended September 27, 2025 and September 28, 2024
Net cash provided by operating activities for the year ended September 27, 2025 decreased to $1,752,000 as compared to $4,654,000 for the year ended September 28, 2024. This decrease resulted primarily from a decrease in operating income, excluding the previously discussed (i) gain on the termination of our Tampa Food Court lease of $5,235,000 in fiscal 2025, (ii) impairment charges related to Sequoia's ROU and long-lived assets of $4,700,000 and $2,500,000 in fiscal 2025 and fiscal 2024, respectively, (iii) goodwill impairment charges of $3,440,000 and $4,000,000 in fiscal 2025 and fiscal 2024, respectively, and (iv) effects of the closure of El Rio Grande in both periods, partially offset by changes in working capital related to accounts receivable and accrued expenses.
Net cash provided by investing activities for the year ended September 27, 2025 was $3,427,000 compared to net cash used in investing activities of $2,392,000 for the year ended September 28, 2024. This increase resulted primarily from the payment received in connection with the termination of our Tampa Food Court lease and the proceeds received from the sale of condominiums partially offset by higher purchases of fixed assets.
Net cash used in financing activities for the years ended September 27, 2025 and September 28, 2024 was $4,128,000 and $5,404,000, respectively, and resulted primarily from principal payments on notes payable and the payment of distributions to non-controlling interests and in the prior year the payment of dividends.

On November 8, 2023, February 6, 2024, and May 7, 2024, the Board declared quarterly cash dividends of $0.1875, $0.1875, and $0.1875, respectively, per share, which were paid on December 13, 2023, March 13, 2024, and June 12, 2024, respectively, to the stockholders of record of the Company's common stock at the close of business on November 30, 2023, February 29, 2024, and May 31, 2024, respectively. The Board has not declared any dividends since May 7, 2024. Future decisions to pay dividends are at the discretion of the Board and will depend upon operating performance and other factors.
Recent Developments
Bryant Park Grill

As further described above in the “Overview” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report, the Company's agreements with the Bryant Park Corporation for the Bryant Park Grill & Café expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025.

As of the date of this filing, we continue to operate the above properties and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its rights continues, and we will pursue all available options to protect the Company's interests.

Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, the Bryant Park Grill & Café and The Porch at Bryant Park, collectively, accounted for $25.5 million and $31.1 million of our total revenues for the years ended September 27, 2025 and September 28, 2024, respectively, which represented approximately 15.4% and 17.4% of our total revenue for such periods, respectively.

The uncertainty related to this dispute has had a material adverse impact on our business, financial condition, and results of operations and will continue to do so while the dispute is litigated and if we are unable to prevail in the above actions and/or are unable to extend or renew these leases on favorable terms, if at all.

Investment in and Receivable from New Meadowlands Racetrack LLC

As further described above in in the “Overview” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report, since March 2013, the Company has made investments in New Meadowlands Racetrack LLC (“NMR”) through its purchase of membership interests in Meadowlands Newmark, LLC, an existing member of NMR. As of the date of this report, the Company has made a total investment of $5,256,000.

In May 2025, a Senate Concurrent Resolution was introduced proposing a ballot referendum to authorize casinos at both the Monmouth Park and Meadowlands Racetracks. It requires a three-fifths vote in both legislative chambers to reach the ballot in November 2026. If the referendum passes, NMR aims for a temporary facility potentially opening in 2027 and a permanent one by 2028.

In conjunction with such referendum, NMR will need to raise substantial capital to fund a marketing campaign to support the passage of the referendum. To the extent the Company does not contribute to this effort, or if NMR raises outside capital, our interests will be diluted.

There can be no assurances that the above referendum will be included in the November 2026 election ballot or that it will pass if it is included. If either of these do not occur, the Company’s investment in NMR will be evaluated based on the existing horse racing and sports betting operations and may be subject to substantial impairment.
Restaurant Expansion and Other Developments
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by March 31, 2026, as extended, subject to further extension as set out in the agreement. To date approximately $1,600,000 has been spent on this refresh.
On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2025, as extended. As part of this refresh, on November 11, 2024, the Company opened a new concept called Lucky Pig in the Village Eateries at a cost of approximately $850,000. In addition, the Company has spent an additional $950,000 to date on refreshing Broadway Burger Bar and Grill, Gonzalez y Gonzalez and other areas of the Village Eateries. We expect to complete all work related to these projects by December 31, 2025.
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
Recent Restaurant Dispositions
In October 2024, the Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024. The property closed permanently on January 3, 2025 and was vacated and delivered to the landlord on April 30, 2025. During the year ended September 27, 2025, the Company recognized a gain in the amount of $173,000 as a result of refinements of estimates.
On November 26, 2024, a subsidiary of the Company, in which we own a 65% interest, Ark Hollywood/Tampa Investment LLC agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL and, accordingly, vacated the premises on December 15, 2024. In connection with this agreement all obligations under the lease ceased and Ark Hollywood/Tampa Investment LLC received a termination payment in the amount of $5,500,000. Accordingly, a gain, primarily net of write-offs of ROU and long-lived assets, in the amount of $5,235,000 was recognized during the year ended September 27, 2025 and Ark Hollywood/Tampa Investment LLC distributed approximately $1,710,000 of the net proceeds, after expenses, to the other equity holders of Ark Hollywood/Tampa Investment LLC.
During the year ended September 27, 2025, the Company sold three of the 14 condominium units it owns at the Island Beach Resort in Jensen Beach, FL which is adjacent to our Shuckers restaurant. In connection with the sales, the Company received net proceeds of $1,203,000 and recorded a gain of $594,000. The Company intends to sell the remaining units subject to market forces.
Notes Payable – Bank
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”) which originally matured on June 1, 2025. On May 29, 2025, the Company entered into an Omnibus Amendment to the Credit Agreement which: (i) extended the maturity date of the Credit Agreement to June 1, 2028, (ii) amended the terms of the outstanding promissory notes as further discussed in Note 9 - Notes Payable to the Consolidated Financial Statements; (iii) reduced the maximum permitted obligations outstanding under the Credit Agreement from $30,000,000 to $20,000,000 (including the outstanding promissory notes), (iv) increased the minimum tangible net worth covenant from $22,000,000 to $28,000,000, and (v) removed the annual net income covenant. Advances and loans under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the facility. As of September 27, 2025, no advances were outstanding under the Credit Agreement. As of September 27, 2025, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.0%.
Borrowings under the Credit Agreement, which include the promissory notes as discussed in Note 9 of the consolidated financial statements in the aggregate amount of $3,609,000, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

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
Below are listed certain policies that management believes are critical:
Revenue Recognition
We recognize revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to: (i) projected cash flows related to asset impairments, including goodwill and intangibles, (ii) income tax valuation allowances for deferred tax assets, (iii) assumptions regarding discount rates related to lease accounting, (iv) the useful lives and recoverability of our long-lived assets, such as fixed assets and intangibles, (v) uncertain tax positions, and (vi) determining when investment impairments are other-than-temporary. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Actual results could differ from those estimates.
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
During the year ended September 28, 2024, impairment indicators were identified at our Sequoia property located in Washington, D.C. due to lower-than-expected operating results. Accordingly, the Company tested the recoverability of Sequoia's ROU and long-lived assets and concluded they were not recoverable. Based on a discounted cash flow analysis, the Company recognized impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU and long-lived assets, respectively. The Company continued to monitor the performance of Sequoia throughout fiscal 2025 and, as a result of lower than expected operating results we tested the recoverability of its ROU and long-lived assets again and based on a discounted cash flow analysis, we recognized additional impairment charges of $2,940,000 and $1,760,000 during the year ended September 27, 2025 related to Sequoia's ROU and long-lived assets, respectively.
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
As a result, we performed an assessment of the recoverability of our indirect investment in NMR as of September 27, 2025 which involved critical accounting estimates. These estimates require significant management judgment, include inherent uncertainties and are often interdependent; therefore, they do not change in isolation. Factors that management estimated include, among others, the probability of gambling being approved in northern New Jersey and NMR obtaining a license to operate a casino, revenue levels, cost of capital, marketing spending, tax rates and capital spending.
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
As mentioned above, these factors do not change in isolation and, therefore, we do not believe it is practicable or meaningful to present the impact of changing a single factor. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future impairment charges could result. See Note 4 - Investment in and Receivable from New Meadowlands Racetrack LLC to the Consolidated Financial Statements for additional discussion.
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

In accordance with ASU 350-20, Intangibles—Goodwill and Other, the Company identified a triggering event during the three months ended March 29, 2025 primarily related to a decline in the Company's stock price during the second quarter of fiscal 2025 and the continued uncertainty related to the expiration of the Bryant Park Grill & Café and The Porch at Bryant Park leases (see Note 10 - Commitments and Contingencies). As a result, the Company performed an interim quantitative impairment test and based on the results of the assessment, the fair value of our equity was determined to be less than its carrying amount. Accordingly, the Company recognized a non-cash impairment charge of the remaining balance of its goodwill in the amount of $3,440,000 in our consolidated statement of operations for the year ended September 27, 2025.
As of September 28, 2024, the Company performed a qualitative assessment of its goodwill whereby the fair value of the equity was determined using the income approach. Given the relatively low volume of shares traded as of September 28, 2024, the Company determined the income approach provided the best approximation of fair value. In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected future after-tax cash flows generated and then discounting those cash flows to present value, reflecting the relevant risks associated with the achievement of projected cash flows, the possibility that the Bryant Park Grill & Café and The Porch at Bryant Park leases may not be renewed beyond their expirations on April 30, 2025, and the time value of money. This approach required the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted cash flows from operations, and discount rates that reflect the risk inherent in the future cash flows. Based on the impairment analysis, the carrying amount of our equity exceeded its estimated fair value, which indicated an impairment of the carrying value of our goodwill at September 28, 2024. Accordingly, during the fourth quarter of fiscal 2024, the Company recorded a goodwill impairment charge of $4,000,000, of which $4,000,000 was deductible for tax purposes and resulted in a deferred income tax benefit of $1,074,000. Such impairment was attributed to factors such as, but not limited to, a decrease in the market price of the Company's common stock and lower than expected profitability.
Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. For the years ended September 27, 2025 and September 28, 2024, our impairment analysis did not result in any other charges related to trademarks.
Recently Adopted and Issued Accounting Standards
See Note 1 of Notes to Consolidated Financial Statements for a description of recent accounting pronouncements, including those adopted in fiscal 2025 and the expected dates of adoption and the anticipated impact on the consolidated financial statements.
Recent Developments
None
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements are included in this report immediately following Part IV.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 27, 2025 (the end of the period covered by this report), management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of such possible controls and procedures.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of September 27, 2025. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of September 27, 2025 based upon the criteria set forth in Internal Control — Integrated Framework issued by the 2013 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of September 27, 2025.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the permanent exemption of the SEC that permits us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than changes to certain restaurant-level procedures with respect to approval limits and reconciliation procedures.

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
Item 9B. Other Information
Insider Trading Arrangements
During the 2025 fiscal year, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in item 408(c) of Regulation S-K).

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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 27, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 27, 2025.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 27, 2025.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed no later than 120 days after September 27, 2025.

PART IV

Item 15.    Exhibits and Financial Statement Schedule

(a)	(1)	Financial Statements:	Page

		Report of Independent Registered Public Accounting Firm (PCAOB ID: 596)	F-1

		Consolidated Balance Sheets at September 27, 2025 and September 28, 2024	F-3

		Consolidated Statements of Operations years ended September 27, 2025 and September 28, 2024	F-4

		Consolidated Statements of Changes in Equity years ended September 27, 2025 and September 28, 2024	F-5

		Consolidated Statements of Cash Flows years ended September 27, 2025 and September 28, 2024	F-6

		Notes to Consolidated Financial Statements	F-7

	(2)	Financial Statement Schedules:

None.

	(3)	Exhibits:

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately following the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Ark Restaurants Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ark Restaurants Corp. and Subsidiaries (the “Company”) as of September 27, 2025 and September 28, 2024, and the related consolidated statements of operations, changes in equity, and cash flows for each of the two years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Ark Restaurant Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Long-lived Asset and Right-of-Use Asset Valuation (Note 1 to the Consolidated Financial Statements)

Critical Audit Matter

Long-lived assets, such as property and plant and equipment subject to depreciation and amortization, and right-of-use assets ("ROU assets") are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis.

The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s projected levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived assets and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The Company recorded impairment charges for its location in Washington, DC of $4,700,000 during the year ended September 27, 2025.

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
Melville, New York
December 18, 2025

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)

	September 27, 2025	September 28, 2024

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,324	$10,273
Accounts receivable	1,989	3,516
Employee receivables	136	255
Inventories	2,016	2,289
Prepaid and refundable income taxes	349	294
Prepaid expenses and other current assets	2,029	1,598
Total current assets	17,843	18,225
FIXED ASSETS - Net	29,168	31,569
OPERATING LEASE RIGHT-OF-USE ASSETS - Net	73,358	84,977
GOODWILL	—	3,440
TRADEMARKS	4,220	4,220
INTANGIBLE ASSETS - Net	13	98
DEFERRED INCOME TAXES	—	4,799
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,743	6,550
OTHER ASSETS	2,158	2,163
TOTAL ASSETS	$133,503	$156,041

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable - trade	$4,483	$4,547
Accrued expenses and other current liabilities	10,805	12,045
Current portion of operating lease liabilities	6,439	7,099
Current portion of notes payable	1,493	5,193
Total current liabilities	23,220	28,884
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	75,785	83,516
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	2,024	—
DEFERRED INCOME TAXES	360	—
TOTAL LIABILITIES	101,389	112,400
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,606 shares at September 27, 2025 and 3,604 shares at September 28, 2024, respectively	36	36
Additional paid-in capital	13,989	13,934
Retained earnings	18,701	30,167
Total Ark Restaurants Corp. shareholders’ equity	32,726	44,137
NON-CONTROLLING INTERESTS	(612)	(496)
TOTAL EQUITY	32,114	43,641
TOTAL LIABILITIES AND EQUITY	$133,503	$156,041

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended
	September 27, 2025	September 28, 2024
REVENUES:
Food and beverage sales	$163,312	$179,110
Other revenue	2,439	4,435
Total revenues	165,751	183,545
COSTS AND EXPENSES:
Food and beverage cost of sales	46,427	49,519
Payroll expenses	60,346	65,844
Occupancy expenses	22,527	24,622
Other operating costs and expenses	22,644	24,125
General and administrative expenses	12,001	12,263
Depreciation and amortization	3,138	4,090
(Gain) loss on closure of El Rio Grande	(173)	876
Gain on termination of Tampa Food Court lease	(5,235)	—
Impairment losses on right-of-use and long-lived assets	4,700	2,500
Goodwill impairment	3,440	4,000
Total costs and expenses	169,815	187,839
OPERATING LOSS	(4,064)	(4,294)
OTHER (INCOME) EXPENSE:
Interest expense	414	621
Interest income	(45)	(44)
Other income	—	(26)
Gain on sale of condominiums	(594)	—
Gain on forgiveness of PPP Loans	—	(285)
Total other (income) expense, net	(225)	266
LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(3,839)	(4,560)
Provision (benefit) for income taxes	5,324	(815)
CONSOLIDATED NET LOSS	(9,163)	(3,745)
Net income attributable to non-controlling interests	(2,303)	(151)
NET LOSS ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(11,466)	$(3,896)

NET LOSS PER ARK RESTAURANTS CORP. COMMON SHARE:
Basic	$(3.18)	$(1.08)
Diluted	$(3.18)	$(1.08)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,605	3,604
Diluted	3,605	3,604
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024
(In Thousands, Except Per Share Amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 30, 2023	3,604	$36	$14,161	$36,091	$50,288	$1,434	$51,722
Net income (loss)	—	—	—	(3,896)	(3,896)	151	(3,745)
Elimination of non-controlling interest upon dissolution of subsidiary	—	—	692	—	692	(692)	—
Stock-based compensation activity	—	—	(919)	—	(919)	—	(919)
Distributions to non-controlling interests	—	—	—	—	—	(1,389)	(1,389)
Dividends paid - $0.5625 per share	—	—	—	(2,028)	(2,028)	—	(2,028)
BALANCE - September 28, 2024	3,604	36	13,934	30,167	44,137	(496)	43,641
Net income (loss)	—	—	—	(11,466)	(11,466)	2,303	(9,163)
Exercise of stock options	2	—	21	—	21	—	21
Stock-based compensation activity	—	—	34	—	34	—	34
Distributions to non-controlling interests	—	—	—	—	—	(2,419)	(2,419)
BALANCE - September 27, 2025	3,606	$36	$13,989	$18,701	$32,726	$(612)	$32,114
See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	September 27, 2025	September 28, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(9,163)	$(3,745)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Stock-based compensation activity	34	(919)
Deferred income taxes	5,160	(1,061)
Accrued interest on note receivable from NMR	(45)	(43)
Depreciation and amortization	3,138	4,090
Amortization of operating lease assets	271	440
Amortization of deferred financing costs	54	53
(Gain) loss on closure of El Rio Grande	(173)	876
Gain on termination of Tampa Food Court lease	(5,235)	—
Impairment losses on right-of-use and long-lived assets	4,700	2,500
Goodwill impairment	3,440	4,000
Gain on sale of condominiums	(594)	—
Changes in operating assets and liabilities:
Accounts receivable	1,527	(203)
Inventories	252	804
Prepaid, refundable and accrued income taxes	(55)	(91)
Prepaid expenses and other current assets	(431)	(29)
Other assets	5	(2)
Accounts payable - trade	(64)	489
Accrued expenses and other current liabilities	(1,069)	(2,505)
Net cash provided by operating activities	1,752	4,654
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,247)	(2,465)
Loans and advances made to employees	(14)	(46)
Payments received on employee receivables	133	119
Proceeds from sale of condominiums	1,203	—
Termination payment received in connection with Tampa Food Court lease	5,500	—
Investment in NMR	(148)	—
Net cash provided by (used in) investing activities	3,427	(2,392)
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,625)	(1,987)
Payments of debt financing costs	(105)	—
Dividends paid	—	(2,028)
Proceeds from issuance of stock upon exercise of stock options	21	—
Distributions to non-controlling interests	(2,419)	(1,389)
Net cash used in financing activities	(4,128)	(5,404)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,051	(3,142)
CASH AND CASH EQUIVALENTS, Beginning of year	10,273	13,415
CASH AND CASH EQUIVALENTS, End of year	$11,324	$10,273

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$364	$439
Income taxes	$199	$170
Non-cash financing activities:
Elimination of non-controlling interest upon dissolution of subsidiary	$—	$692

See notes to consolidated financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of September 27, 2025, Ark Restaurants Corp. and Subsidiaries (the “Company”) owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating segments into a single reporting segment in accordance with applicable accounting guidance.
The Company operates three restaurants in New York City, one in Washington, D.C., five in Las Vegas, Nevada, one in Atlantic City, New Jersey, four in Florida and two on the gulf coast of Alabama. The Las Vegas operations include four restaurants within the New York-New York Hotel and Casino Resort and operation of the hotel’s room service, banquet facilities, employee dining room and six food court concepts and one restaurant within the Planet Hollywood Resort and Casino. In Atlantic City, New Jersey, the Company operates a restaurant in the Tropicana Hotel and Casino. The Florida operations include The Rustic Inn in Dania Beach, Shuckers in Jensen Beach, JB's on the Beach in Deerfield Beach, The Blue Moon Fish Company in Fort Lauderdale and the operation of six fast food facilities in Hollywood at the Hard Rock Hotel and Casino. In Alabama, the Company operates two Original Oyster Houses, one in Gulf Shores and one in Spanish Fort.
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
Accounting Period — The Company's fiscal year ends on the Saturday nearest September 30. The fiscal years ended September 27, 2025 and September 28, 2024 both included 52 weeks.
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to: (i) projected cash flows related to asset impairments, including goodwill and intangibles, (ii) income tax valuation allowances for deferred tax assets, (iii) allowances for potential credit losses on receivables, (iv) assumptions regarding discount rates related to lease accounting, (v) the useful lives and recoverability of our long-lived assets, such as fixed assets and intangibles, (vi) fair values of financial instruments, (vii) share-based compensation, (viii) estimates made in connection with acquisition purchase price allocations, (ix) uncertain tax positions, and (x) determining when investment impairments are other-than-temporary. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Because of the uncertainty in such estimates, actual results may differ from those estimates.
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
Seasonality — The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach as a result of prior acquisitions mitigates some of this risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington (January, February and March), is the poorest performing quarter; however, in recent years this has been partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park Grill & Café and The Porch at Bryant Park in New York (see Note 10 - Commitments and Contingencies) and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoor and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.
Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, deposits with banks and highly-liquid investments with original maturities of three months or less. Outstanding checks in excess of account balances, typically vendor payments, payroll and other contractual obligations disbursed after the last day of a reporting period are reported as a current liability in the accompanying consolidated balance sheets.
Concentrations of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits. Accounts receivable are primarily comprised of normal business receivables, such as credit card receivables that are collected in a short period of time and other receivables from hotel operators where the Company has a location and are recorded upon satisfaction of the performance obligation. The Company reviews the collectability of its receivables on an ongoing basis, and has not provided for an allowance as it considers all of the counterparties will be able to meet their obligations. The concentration of credit risk with respect to accounts receivable is generally limited due to the short payment terms extended by the Company and the number of customers comprising the Company’s customer base.
As of September 27, 2025 and September 28, 2024, the Company had accounts receivable balances due from one hotel operator totaling 29% and 52% of total accounts receivable, respectively.
For the year ended September 27, 2025, the Company made purchases from one vendor that accounted for 10% of total purchases. For the year ended September 28, 2024, the Company made purchases from two vendors that accounted for 22% of total purchases.
As of September 27, 2025, all debt outstanding is with one lender (see Note 9 – Notes Payable).
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
Long-Lived and Right-of-Use Assets — Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, and right-of-use assets ("ROU assets") are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the evaluation of the fair value and future benefits of long-lived assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets. If the carrying value of the related asset exceeds the undiscounted cash flows, the carrying value is reduced to its fair value. Various factors including estimated future sales growth and estimated profit margins are included in this analysis.
The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s cash flows for the last 12 months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material (see Note 5 - Fixed Assets).

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

With respect to goodwill, the Company assesses qualitative factors to determine whether it is necessary to perform a more detailed quantitative impairment test. The Company may elect to bypass the qualitative assessment and proceed directly to the quantitative test. When performing the quantitative test, an impairment loss is recognized if the carrying value of our equity, including goodwill, exceeds its fair value (see Note 6 - Goodwill, Trademarks and Intangible Assets).
Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. For the years ended September 27, 2025 and September 28, 2024, our impairment analysis did not result in any other charges related to trademarks.

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
Leases — We determine if an arrangement contains a lease at inception. An arrangement contains a lease if it implicitly or explicitly identifies an asset to be used and conveys the right to control the use of the identified asset in exchange for consideration. As a lessee, we include operating leases in Operating lease ROU assets and Operating lease liabilities in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized upon commencement of the lease based on the present value of the lease payments over the lease term. As most of our leases do not provide an implicit interest rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. Our lease terms may include options to extend or terminate the lease.  Options are included when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Amendments or modifications to lease terms are accounted for as variable lease payments. Leases with a lease term of 12 months or less are accounted for using the practical expedient which allows for straight-line rent expense over the remaining term of the lease.

Revenue Recognition — The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held). All customer payments, including nonrefundable upfront deposits, are deferred as a liability until such time. The Company recognized $12,448,000 and $16,147,000 in catering services revenue for the years ended September 27, 2025 and September 28, 2024, respectively. Unearned revenue which is included in accrued expenses and other current liabilities on the consolidated balance sheets as of September 27, 2025 and September 28, 2024 was $4,265,000 and $4,382,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of September 27, 2025 and September 28, 2024, the total liability for gift cards in the amounts of approximately $438,000 and $401,000, respectively, are included in accrued expenses and other current liabilities in the consolidated balance sheets.
Other revenues include merchandise sales, rental income, property management fees and other rentals as well as, in 2024, purchase service fees, related to an affiliate that the Company no longer has an interest in, which represent commissions earned for providing services to other restaurant groups.
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
The Company may recognize tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company re-evaluates uncertain tax positions and considers factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken on tax returns, and changes in circumstances related to a tax position. We classify interest and penalties related to unrecognized tax benefits as a component of income tax expense (benefit).
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
Recently Adopted Accounting Principles — On September 27, 2025, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-0”). The amendments in this update are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The disclosures required by ASU 2023-07 can be found in Note 16 - Segment Information of these consolidated financial statements.

Recently Issued Accounting Pronouncements — In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”), to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or our fiscal year 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact, if any, adoption will have on its consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, which is for fiscal year 2026, with early adoption permitted. The Company has determined that ASU 2023-09 addresses disclosures only, and as such will not have any material effects on its consolidated financial condition, results of operation, or cash flows.
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendment in Response to the SEC’s Disclosure Update and Simplification Initiative. This ASU incorporates several disclosure and presentation requirements currently residing in the SEC Regulations S-X and S-K. The amendments will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As we are currently subject to these SEC requirements, this ASU is not expected to have a material impact on our consolidated financial statements or related disclosures.

No other new accounting pronouncements issued or effective as of September 27, 2025 have had or are expected to have a material impact on our consolidated financial statements.
2. RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by March 31, 2026, as extended, subject to further extensions as set out in the agreement. To date approximately $1,600,000 has been spent on this refresh and we expect to complete the work by March 31, 2026.
On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2025, as extended. As part of this refresh, on November 11, 2024, the Company opened a new concept called Lucky Pig in the Village Eateries at a cost of approximately $850,000. In addition, the Company has spent an additional $950,000 to date on refreshing Broadway Burger Bar and Grill, Gonzalez y Gonzalez and other areas of the Village Eateries. We expect to complete all work related to these projects by December 31, 2025.
Each of the above refresh obligations are to be consistent with designs approved by the landlord which shall not be unreasonably withheld. We have and will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum. In connection with the above renovations, the Company made payments totaling $57,000 and $43,000 to the mother of Samuel Weinstein, the Co-Chief Operating Officer, for design services during the years ended September 27, 2025 and September 28, 2024, respectively.
3. RECENT RESTAURANT DISPOSITIONS AND OTHER DEVELOPMENTS
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

In October 2024, the Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024. The property closed permanently on January 3, 2025 and was vacated and delivered to the landlord on April 30, 2025. During the year ended September 27, 2025, the Company recognized a gain in the amount of $173,000 as a result of refinements of estimates.
On November 26, 2024, a subsidiary of the Company, in which we own a 65% interest, Ark Hollywood/Tampa Investment LLC agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL and, accordingly, vacated the premises on December 15, 2024. In connection with this agreement, all obligations under the lease ceased and Ark Hollywood/Tampa Investment LLC received a termination payment in the amount of $5,500,000. Accordingly, a gain, net of expenses, in the amount of $5,235,000 was recognized during the year ended September 27, 2025 and Ark Hollywood/Tampa Investment LLC distributed approximately $1,710,000 of the net proceeds, after expenses, to the other equity holders of Ark Hollywood/Tampa Investment LLC.
During the year ended September 27, 2025, the Company sold three of the 14 condominium units it owns at the Island Beach Resort in Jensen Beach, FL which is adjacent to our Shuckers restaurant. In connection with the sales, the Company received net proceeds of $1,203,000 and recorded a gain of $594,000. The Company intends to sell the remaining units subject to market forces.
4. INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK
Investment
On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through a purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In prior years, the Company invested an additional $444,000 in NMR and on May 13, 2025, the Company invested an additional $148,000 in NMR, all as a result of capital calls with no change in ownership, bringing its total investment to $5,256,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU 2016-01. There are no observable prices for this investment.
During the year ended September 28, 2024, the Company received a distribution from NMR in the amount of $26,000, which is included in other income in the consolidated statements of operation. During the year ended September 27, 2025, the Company did not receive any distributions from NMR.
Advances
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on June 30, 2029. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,487,000 and $1,442,000, are included in Investment In and Receivable From New Meadowlands Racetrack in the consolidated balance sheets at September 27, 2025 and September 28, 2024, respectively.
Other
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to a receivable from AM VIE’s primary beneficiary (NMR, a related party). As of September 27, 2025 and September 28, 2024, $34,000 and $16,000 were due AM VIE by NMR.
Recent Developments and Valuation
NMR has been actively pursuing a full casino license (including slots, table games like blackjack and roulette) to supplement its existing horse racing and sports betting operations. In May 2025, a Senate Concurrent Resolution was introduced proposing a ballot referendum to authorize casinos at both the Monmouth Park and Meadowlands Racetracks. It requires a three-fifths vote in both legislative chambers to reach the ballot in November 2026.
In conjunction with such referendum, NMR will need to raise substantial capital to fund a marketing campaign to support the passage of the referendum. To the extent the Company does not contribute to this effort, or if NMR raises outside capital, our interests will be diluted.
There can be no assurances that the above referendum will be included in the November 2026 election ballot or that it will pass if it is included. If either of these do not occur, the Company’s investment in NMR will be evaluated based on the existing horse racing and sports betting operations and may be subject to substantial impairment.
The Company evaluated its investment in NMR for impairment indicators and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the years ended September 27, 2025 and September 28, 2024. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
5. FIXED ASSETS
Fixed assets consist of the following:

	September 27, 2025	September 28, 2024
	(in thousands)
Land and building	$17,752	$18,393
Building and leasehold improvements	42,234	44,371
Furniture, fixtures and equipment	39,187	39,123
Construction in progress	2,198	1,107
	101,371	102,994
Less: accumulated depreciation and amortization	72,203	71,425
Fixed Assets - Net	$29,168	$31,569
Depreciation and amortization expense related to fixed assets for the years ended September 27, 2025 and September 28, 2024 was $3,053,000 and $4,001,000, respectively.
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
During the year ended September 28, 2024, impairment indicators were identified at our Sequoia property located in Washington, D.C. due to lower-than-expected operating results. Accordingly, the Company tested the recoverability of Sequoia's ROU and long-lived assets and concluded they were not recoverable. Based on a discounted cash flow analysis, the Company recognized impairment charges of $1,561,000 and $939,000 related to Sequoia's ROU and long-lived assets, respectively. The Company continued to monitor the performance of Sequoia throughout fiscal 2025 and, as a result of lower than expected operating results, we tested the recoverability of its ROU and long-lived assets again and based on a discounted cash flow analysis, we recognized additional impairment charges of $2,940,000 and $1,760,000 during the year ended September 27, 2025 related to Sequoia's ROU and long-lived assets, respectively.

Given the inherent uncertainty in projecting results of restaurants, the Company will continue to monitor the recoverability of the carrying value of the assets of Sequoia and several other restaurants on an ongoing basis. If expected performance is not realized, further impairment charges may be recognized in future periods, and such charges could be material.
6. GOODWILL, TRADEMARKS AND INTANGIBLE ASSETS
Goodwill and Trademarks
The changes in the carrying amount of goodwill and trademarks for the years ended September 27, 2025 and September 28, 2024 are as follows:

	Goodwill	Trademarks
	(in thousands)
Balance as of September 30, 2023	$7,440	$4,220
Acquired during the year	—	—
Impairment charge (1)	(4,000)	—
Balance as of September 28, 2024	3,440	4,220
Acquired during the year	—	—
Impairment charge (1)	(3,440)	—
Balance as of September 27, 2025	$—	$4,220
(1) Accumulated impairment losses as of September 27, 2025 and September 28, 2024 were $17,440,000 and $14,000,000, respectively.
In accordance with ASU 350-20, Intangibles—Goodwill and Other, the Company identified a triggering event during the three months ended March 29, 2025 primarily related to a decline in the Company's stock price during the second quarter of fiscal 2025 and the continued uncertainty related to the expiration of the Bryant Park Grill & Café and The Porch at Bryant Park leases (see Note 10 - Commitments and Contingencies). As a result, the Company performed an interim quantitative impairment test and based on the results of the assessment, the fair value of our equity was determined to be less than its carrying amount. Accordingly, the Company recognized a non-cash impairment charge of the remaining balance of its goodwill in the amount of $3,440,000 in our consolidated statement of operations for the year ended September 27, 2025.
As of September 28, 2024, the Company performed a qualitative assessment of its goodwill whereby the fair value of the equity was determined using the income approach. Given the relatively low volume of shares traded as of September 28, 2024, the Company determined the income approach provided the best approximation of fair value. In the income approach, we utilized a discounted cash flow analysis, which involved estimating the expected future after-tax cash flows generated and then discounting those cash flows to present value, reflecting the relevant risks associated with the achievement of projected cash flows, the possibility that the Bryant Park Grill & Café and The Porch at Bryant Park leases may not be renewed beyond their expirations on April 30, 2025, and the time value of money. This approach required the use of significant estimates and assumptions, including forecasted revenue growth rates, forecasted cash flows from operations, and discount rates that reflect the risk inherent in the future cash flows. Based on the impairment analysis, the carrying amount of our equity exceeded its estimated fair value, which indicated an impairment of the carrying value of our goodwill at September 28, 2024. Accordingly, during the fourth quarter of fiscal 2024, the Company recorded a goodwill impairment charge of $4,000,000, of which $4,000,000 was deductible for tax purposes and resulted in a deferred income tax benefit of $1,074,000. Such impairment was attributed to factors such as, but not limited to, a decrease in the market price of the Company's common stock and lower than expected profitability.

Intangibles

Intangible assets consist of the following:

	September 27, 2025	September 28, 2024
	(in thousands)
Purchased leasehold rights (a) - fully amortized	$1,995	$1,995
Noncompete agreements and other - 5-10 years	633	633
	2,628	2,628
Less accumulated amortization	2,615	2,530
Intangible Assets - Net	$13	$98
(a)Purchased leasehold rights arose from acquiring leases and subleases of various restaurants.
Amortization expense related to intangible assets for the years ended September 27, 2025 and September 28, 2024 was $85,000 and $89,000, respectively. Amortization expense is expected to be $13,000 for fiscal 2026.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	September 27, 2025	September 28, 2024
	(in thousands)
Sales tax payable	$612	$761
Accrued wages and payroll related costs	3,618	4,548
Customer advance deposits	4,265	4,382
Accrued occupancy and other operating expenses	2,310	2,354
	$10,805	$12,045
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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of September 27, 2025 or September 28, 2024. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain at the date of adoption that we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated statements of operations.
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

The components of lease expense in the consolidated statements of operations are as follows:

	September 27, 2025	September 28, 2024
	(in thousands)
Operating lease expense - occupancy expenses (1)	$12,720	$13,893
Occupancy lease expense - general and administrative expenses	937	485
Variable lease expense	3,465	4,539
Total lease expense	$17,122	$18,917
____________________
(1) Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases is as follows:

	September 27, 2025	September 28, 2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$17,475	$18,318
Non-cash investing activities:
ROU assets obtained in exchange for new operating lease liabilities	$—	$—
The weighted average remaining lease terms and discount rates are as follows:

	September 27, 2025	September 28, 2024
Operating leases:
Weighted average remaining lease term	10.9 years	11.5 years
Weighted average discount rate	6.2%	6.3%
The annual maturities of our lease liabilities as of September 27, 2025 are as follows:

Fiscal Year Ending	Operating Leases
(in thousands)
October 3, 2026	$11,329
October 2, 2027	11,123
September 30, 2028	11,197
September 29, 2029	11,095
September 28, 2030	10,823
Thereafter	57,041
Total future lease payments	112,608
Less imputed interest	(30,384)
Present value of lease liabilities	$82,224

9. NOTES PAYABLE
Long-term debt consists of the following:

	September 27, 2025	September 28, 2024
	(in thousands)
Promissory Note - Rustic Inn purchase	$2,403	$2,617
Promissory Note - JB's on the Beach purchase	750	1,750
Promissory Note - Sequoia renovation	456	800
Promissory Note - Blue Moon Fish Company	—	68
	3,609	5,235
Less: Current maturities	(1,493)	(5,193)
Less: Unamortized deferred financing costs	(92)	(42)
Long-term debt	$2,024	$—
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”) which originally matured on June 1, 2025. On May 29, 2025, the Company entered into an Omnibus Amendment to the Credit Agreement which: (i) extended the maturity date of the Credit Agreement to June 1, 2028, (ii) amended the terms of the outstanding promissory notes as discussed below, (iii) reduced the maximum permitted obligations outstanding under the Credit Agreement from $30,000,000 to $20,000,000 (including the outstanding promissory notes), (iv) increased the minimum tangible net worth covenant from $22,000,000 to $28,000,000, and (v) removed the annual net income covenant. Advances and loans under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the facility. As of September 27, 2025, no advances were outstanding under the Credit Agreement. As of September 27, 2025, the weighted average interest on the outstanding BHBM indebtedness was approximately 8.0%.
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
The terms of outstanding promissory notes, as amended, are as follows as of September 27, 2025:
•Promissory Note – Rustic Inn purchase – in the original principal amount of $4,400,000, which is secured by a mortgage on the Rustic Inn real estate, is payable in equal quarterly installments of $71,333, with a balloon payment of $1,618,000 on June 1, 2028, and bears interest at SOFR plus 3.65% per annum.
•Promissory Note - JB's on the Beach purchase – in the original principal amount of $7,000,000 and is payable in equal quarterly installments of $250,000 through June 1, 2026 with interest at SOFR plus 3.65% per annum.
•Promissory Note - Sequoia renovation – in the original principal amount of $3,200,000 and is payable in equal quarterly installments of $114,286 through June 1, 2026 with interest at SOFR plus 3.65% per annum.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $105,000 incurred in connection with the above amendment are being amortized over the life of the agreements using the effective interest rate method and included in interest expense. Deferred financing costs incurred in the amount of $304,000 related to the expired agreement were fully amortized as of September 27,

2025. Amortization expense of $54,000 and $53,000 is included in interest expense for the years ended September 27, 2025 and September 28, 2024, respectively.
Maturities
As of September 27, 2025, the aggregate amounts of notes payable maturities (excluding borrowings under the Revolving Facility) are as follows (in thousands):

2025	$1,493
2026	2,116
$3,609
10. COMMITMENTS AND CONTINGENCIES
Leases — The Company leases several restaurants, bar facilities, and administrative headquarters through its subsidiaries under terms expiring at various dates through 2046. Most of the leases provide for the payment of base rents plus real estate taxes, insurance and other expenses and, in certain instances, for the payment of a percentage of the restaurant’s sales in excess of stipulated amounts at such facility and in one instance based on profits. In connection with one of our leases, the Company obtained and delivered irrevocable letters of credit in the aggregate amount of approximately $324,000 as security deposits under such leases.
Bryant Park Grill — The Company's agreements with the Bryant Park Corporation (the “Landlord”) (a private non-profit corporation that operates and maintains Bryant Park under agreements with the City of New York Department of Parks & Recreation), for the Bryant Park Grill & Café expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025. In July of 2023 (for the Bryant Park Grill & Café) and September of 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations were for new 10-year agreements, with one five-year renewal option. In the second quarter of 2025, the Landlord stated publicly that it had selected a new operator for the Bryant Park Grill & Café and The Porch at Bryant Park. However, to the best of our knowledge, no agreements between the Landlord and the selected operator have received the approvals of either the City of New York Department of Parks & Recreation or the New York Public Library, of which both approvals are required before any new lease can become effective.
Management has been working with outside advisors to assist our efforts to ensure that the RFP awards process was both fair and transparent and to enforce the Company's right of first lease under our lease agreements in connection with the Bryant Park Café. On March 28, 2025, we filed a complaint in New York State Supreme Court (the "New York Action"), alleging among other things, that the bid process conducted by the Landlord was defective, failed to comply with the provisions of the agreements underlying the Landlord’s right to operate Bryant Park and violated applicable law; that a lease was being awarded to a lower bidder with a limited, unsuccessful track record in the hospitality business; and that the award of the lease for the Café violated our right of first lease. As part of the relief sought in the New York Action, we are requesting that the court declare that, under the circumstances presented, the Landlord was required to accept—and should have accepted —our submitted bids. In addition, on March 28, 2025, we also filed a motion for a preliminary injunction in court to enjoin the Landlord from commencing legal proceedings to evict the Company from the Bryant Park Grill & Café and The Porch at Bryant Park premises. On April 24, 2025, the Court denied the motion. We have filed a notice of appeal of the ruling. On April 29, 2025, we also filed a motion for a preliminary injunction in the New York State Supreme Court, Appellate Division, First Department. That motion was also denied. The Company has received from the Landlord a “notice to quit” the premises and for the Company to terminate its tenancy. On June 16, 2025, the Company filed an amended complaint in the New York Action, adding a cause of action for age discrimination by the Landlord in its selection of a new operator for the Bryant Park Grill & Café and The Porch at Bryant Park. On June 26, 2025, the Landlord filed counterclaims against the Company in the New York Action seeking, among other things, to eject the Company from the Bryant Park Grill & Café and The Porch at Bryant Park premises. On July 16, 2025, the Company moved to dismiss eight of the fourteen counterclaims filed by the Landlord. That motion is still pending. On July 29, 2025, the Landlord filed a motion to require the Company to make monthly use and occupancy payments in connection with the Bryant Park Grill & Café and The Porch at Bryant Park during the pendency of the case. Given that the Company had attempted to make rent payments, that were rejected by the Landlord, following commencement of its lawsuit, it did not oppose the Landlord’s motion, and on August 13, 2025, the Court issued a decision requiring the Company to make use and occupancy payments for the Bryant Park Grill & Café and The Porch at Bryant Park during the pendency of the case. The Company has made and will continue to make all such payments.

As of the date of this filing, we continue to operate the above properties and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its rights continues, and we will pursue all available options to protect the Company's interests.
Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, the Bryant Park Grill & Café and The Porch at Bryant Park, collectively, accounted for $25.5 million and $31.1 million of our total revenues for the years ended September 27, 2025 and September 28, 2024, respectively, which represented approximately 15.4% and 17.4% of our total revenue for such periods, respectively.
The uncertainty related to this dispute has had a material adverse impact on our business, financial condition, and results of operations and will continue to do so while the dispute is litigated and if we are unable to prevail in the above actions and/or are unable to extend or renew these leases on favorable terms, if at all.
Legal Proceedings — In the ordinary course of business, the Company is a party to various lawsuits arising from accidents at its restaurants and workers’ compensation claims, which are generally handled by the Company’s insurance carriers. The employment by the Company of management personnel, waiters, waitresses and kitchen staff at a number of different restaurants has resulted in the institution, from time to time, of litigation alleging violation by the Company of employment discrimination laws. Management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
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
On December 2, 2024, options to purchase 10,000 shares of common stock at an exercise price of $9.99 per share were granted to an employee of the Company under the 2022 Stock Option Plan (the "2025 Grant"). Such options are exercisable as to 25% of the shares commencing on the first anniversary of the date of grant and as to an additional 25% on each yearly anniversary thereafter. The grant date fair value of these stock options was $2.94 per share and totaled approximately $29,000.
The Company generally issues new shares upon the exercise of employee stock options.
The fair value of each of the Company’s stock options is estimated on the date of grant using a Black-Scholes option-pricing model that uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk-free interest rate. The assumptions used for the 2024 Grant include a risk-free interest rate of 3.2%, volatility of 49.7%, a dividend yield of 4.2% and an expected life of 10 years and the assumptions used for the 2025 Grant include a risk-free interest rate of 4.1%, volatility of 34.1%, a dividend yield of 3.7% and an expected life of 10 years.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.

The following table summarizes stock option activity under all plans:

	2025				2024
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding, beginning of year	415,750	$17.89	6.3 years		471,250	$19.57
Options:
Granted	10,000	$9.99			107,500	$14.80
Exercised	(2,000)	$10.65			—
Canceled or expired	(36,500)	$18.63			(163,000)	$20.70
Outstanding and expected to vest, end of year	387,250	$17.66	5.5 years	$—	415,750	$17.89	$83,000
Exercisable, end of year	306,000	$18.52	4.8 years	$—	276,875	$19.92	$41,000
Shares available for future grant	360,000				370,000
Compensation cost charged to operations for the years ended September 27, 2025 and September 28, 2024 for stock-based compensation programs was approximately $146,000 and $237,000, respectively, and total stock-based compensation activity for the years ended September 27, 2025 and September 28, 2024 was $34,000 and ($919,000), respectively, which includes reversal of stock-based compensation expense relating to forfeitures in the amounts of $112,000 and $1,156,000 for the years ended September 27, 2025 and September 28, 2024, respectively. Compensation cost recognized is classified as a general and administrative expense in the consolidated statements of operations.
As of September 27, 2025, there was approximately $347,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 2.5 years.
The following table summarizes information about stock options outstanding as of September 27, 2025:

Options Outstanding	Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining contractual life (in years)
$9.99	10,000	$9.99	9.2	—	$—	—
$10.65	68,750	$10.65	5.2	68,750	$10.65	5.2
$14.80	87,500	$14.80	8.3	21,875	$14.80	8.3
$17.80	22,500	$17.80	6.9	16,875	$17.80	6.9
$21.90	156,000	$21.90	4.4	156,000	$21.90	4.4
$19.61	-	$22.30	42,500	$21.02	3.2	42,500	$21.02	3.2
387,250	$17.66	5.5	306,000	$18.52	4.8

12. INCOME TAXES
On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act” (“OBBBA”) into law. The OBBBA makes permanent many of the tax provisions previously enacted as part of the 2017 Tax Cut and Jobs Act that were set to expire at the end of 2025. The OBBBA also includes (i) the restoration of immediate expensing for domestic research and development expenditures, (ii) the reinstatement of 100% bonus depreciation for qualified property and (iii) favorably modifying the Internal Revenue Code Section 163(j) interest limitation from tax adjusted EBIT to EBITDA. FASB Topic 740, Income Taxes, requires the tax effects of changes in tax laws or rates be recognized in the period in which the law is enacted. The enactment of the OBBBA did not have a material impact on the Company’s effective tax rate, or deferred tax balances as of September 27, 2025.

On December 27, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was enacted and provided clarification on the tax deductibility of expenses funded with PPP Loans as fully deductible for tax purposes. During the year ended September 28, 2024, the Company recorded income of $285,000 for financial reporting purposes related to the forgiveness of its PPP Loans which is not taxable.
The provision (benefit) for income taxes consists of the following:

	Year Ended
	September 27, 2025	September 28, 2024
	(in thousands)
Current provision (benefit):
Federal	$102	$85
State and local	62	161
	164	246
Deferred provision (benefit):
Federal	581	(617)
State and local	4,579	(444)
	5,160	(1,061)
	$5,324	$(815)
The effective tax rate differs from the U.S. income tax rate as follows:

	Year Ended
	September 27, 2025	September 28, 2024
	(in thousands)

Provision at federal statutory rate (21%)	$(806)	$(958)
State and local income taxes, net of tax benefits	(100)	231
Gain on forgiveness of PPP Loans	—	(60)
Tax credits	(801)	(943)
Loss attributable to non-controlling interest	(484)	(32)
Changes in tax rates	167	5
Change in valuation allowance	7,322	963
Other	26	(21)
	$5,324	$(815)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 27, 2025	September 28, 2024
	(in thousands)
Deferred tax assets:
State net operating loss carryforwards	$4,598	$4,670
Lease liabilities	18,222	20,349
Deferred compensation	239	257
Tax credits	4,033	3,376
Partnership investments	260
Other	228	392
Deferred tax assets, before valuation allowance	27,580	29,044
Valuation allowance	(11,558)	(4,236)
Deferred tax assets, net of valuation allowance	16,022	24,808

Deferred tax liabilities:
Depreciation and amortization	(16,032)	(19,636)
Prepaid expenses	(350)	(373)
Deferred tax liabilities	(16,382)	(20,009)
Net deferred tax assets (liabilities)	$(360)	$4,799

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. In the assessment of the valuation allowance, appropriate consideration was given to all positive and negative evidence including reversal of existing taxable temporary differences, forecasts of future earnings, and the duration of statutory carryforward periods. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over the three-year period ended September 27, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. Based on the weight of available evidence, the Company determined that its deferred tax assets were not realizable on a more-likely-than-not basis and that a full valuation allowance is required. Accordingly, the Company increased the valuation allowance by $7,322,000 for the year ended September 27, 2025.
As of September 27, 2025, the Company had General Business Credit carryforwards of approximately $4,033,000 which expire through fiscal 2045. In addition, as of September 27, 2025, the Company has New York State net operating loss carryforwards of approximately $27,471,000 and New York City net operating loss carryforwards of approximately $25,268,000 that expire in varying amounts through fiscal 2041.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits excluding interest and penalties is as follows:

	September 27, 2025	September 28, 2024
	(in thousands)
Balance at beginning of year	$210	$185
Additions based on tax positions taken in current and prior years	(24)	25
Decreases based on tax positions taken in prior years	—	—
Balance at end of year	$186	$210
The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. However, if recognized, the entire amount of unrecognized tax benefit would attract a valuation allowance, thereby offsetting the favorable impact to the annual effective tax rate. For the years ended September 27, 2025 and September 28, 2024, there are no amounts accrued for the payment of interest and penalties. The Company does not expect a significant change to its unrecognized tax benefits within the next 12 months.
The Company files tax returns in the U.S. and various state and local jurisdictions with varying statutes of limitations. The 2022 through 2025 fiscal years remain subject to examination by the Internal Revenue Service and most state and local tax authorities.

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
A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Year Ended
	September 27, 2025	September 28, 2024
	(in thousands)
Basic	3,605	3,604
Effect of dilutive securities:
Stock options	—	—
Diluted	3,605	3,604

For the year ended September 27, 2025, the dilutive effect of options to purchase 377,250 shares of common stock at exercise prices ranging from $10.65 per share to $22.30 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.
For the year ended September 28, 2024, the dilutive effect of options to purchase 328,250 shares of common stock at exercise prices ranging from $10.65 per share to $22.30 per share were not included in diluted earnings per share as their impact would have been anti-dilutive.
14. DIVIDENDS
On November 8, 2023, February 6, 2024, and May 7, 2024, the Board declared quarterly cash dividends of $0.1875, $0.1875, and $0.1875, respectively, per share, which were paid on December 13, 2023, March 13, 2024, and June 12, 2024, respectively, to the stockholders of record of the Company's common stock at the close of business on November 30, 2023, February 29, 2024, and May 31, 2024, respectively. The Board has not declared any dividends since May 7, 2024. Future decisions to pay dividends are at the discretion of the Board and will depend upon operating performance and other factors.
15. RELATED PARTY TRANSACTIONS
Employee receivables totaled approximately $136,000 and $255,000 at September 27, 2025 and September 28, 2024, respectively. Such amounts consist of loans that are payable on demand, bear interest at the minimum statutory rate (4.00% at September 27, 2025 and 4.57% at September 28, 2024), and are net of reserves for collectability.
During the years ended September 27, 2025 and September 28, 2024, the Company made payments totaling $57,000 and $43,000, respectively, to the mother of Samuel Weinstein, the Co-Chief Operating Officer, for design services.
16. SEGMENT INFORMATION
Operating segments are defined as components of a company that engage in business activities from which it may earn revenue and incur expenses, and for which separate financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") to assess the performance of the individual segments and make decisions about company resources such as personnel and working capital to be allocated to the segments.
The Company determined that it has one operating segment and one reportable segment which is reflected in the Company’s current organizational and management structure. The accounting policies of the segment are the same as those described in Note 1 - Business and Summary of Significant Accounting Policies.
The Company’s CODM is the Chief Executive Officer who manages the Company’s operations on a reportable segment basis. The Company’s CODM reviews its operations and financial performance at a consolidated level by comparing actual results to expected and prior period results. This approach allows the CODM to assess whether the Company’s operating segment is meeting its financial goals, identify trends and make more informed decisions about resource allocation and performance targets.

When evaluating the Company’s financial performance, the CODM regularly reviews total revenues, expenses and consolidated net income (loss) as reported on the Consolidated Statements of Operations as well as non-GAAP measures such as Adjusted EBITDA to allocate Company resources and assess the performance of the Company. Segment asset information is not used by the CODM to assess performance and allocate resources.
The table below is a summary of the segment net income (loss), including significant segment expenses for the years ended September 27, 2025 and September 28, 2024:

	Year Ended
	September 27, 2025	September 28, 2024
	(in thousands)
REVENUES:
Food and beverage sales	$163,312	$179,110
Other revenue	2,439	4,435
Total revenues	165,751	183,545
COSTS AND EXPENSES:
Food and beverage cost of sales	46,427	49,519
Payroll expenses	60,346	65,844
Occupancy expenses	22,527	24,622
Other operating costs and expenses (1)	22,644	24,125
General and administrative expenses (2)	12,001	12,263
Depreciation and amortization	3,138	4,090
(Gain) loss on closure of El Rio Grande	(173)	876
Gain on termination of Tampa Food Court lease	(5,235)	—
Impairment losses on right-of-use and long-lived assets	4,700	2,500
Goodwill impairment	3,440	4,000
Interest expense, net	369	577
Other (income) expense, net (3)	(594)	(311)
Provision (benefit) for income taxes	5,324	(815)
Segment net loss	(9,163)	(3,745)
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net loss	$(9,163)	$(3,745)
____________________________________________________________________________________________
(1) Other operating costs and expenses are comprised of utilities, repairs and maintenance, advertising, credit card processing fees, restaurant supplies and other restaurant operating costs.
(2) General and administrative expenses relate solely to the corporate office in New York City and are comprised of salaries and benefits, professional and consulting fees and rent and related expenses. .
(3) Other (income) expense, net includes gains and losses on disposal of assets, dividends received and a gain on PPP loan forgiveness.

******

Exhibits Index

3.1	Certificate of Incorporation of the Registrant, filed with the Secretary of State of the State of New York on January 4, 1983.

3.2	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on October 11, 1985.

3.3	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on July 21, 1988.

3.4	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed with the Secretary of State of the State of New York on May 13, 1997.

3.5	Certificate of Amendment of the Certificate of Incorporation of the Registrant filed on April 24, 2002 incorporated by reference to Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002 (the “Second Quarter 2002 Form 10-Q”).

3.6	By-Laws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-18 filed with the Securities and Exchange Commission on October 17, 1985.

4.1	Description of Securities, incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 1, 2022.

10.1	Amended and Restated Redemption Agreement dated June 29, 1993 between the Registrant and Michael Weinstein, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 2, 1993 (“1993 10-K”).

10.2	Form of Indemnification Agreement entered into between the Registrant and each of Michael Weinstein, Ernest Bogen, Vincent Pascal, Robert Towers, Jay Galin, Robert Stewart, Bruce R. Lewin, Paul Gordon and Donald D. Shack, incorporated by reference to Exhibit 10.2 to the 1994 10-K.

10.3	Form of Director and Officer Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 5, 2022.

#10.4	Ark Restaurants Corp. 2004 Stock Option Plan, as amended, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on January 26, 2004.

#10.5	Ark Restaurants Corp. 2010 Stock Option Plan, incorporated by reference to the Registrant’s Definitive Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 filed on February 1, 2010.

#10.6	Ark Restaurants Corp. 2022 Stock Option Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on January 28, 2022.

10.7	Securities Purchase Agreement, by and between the Registrant and Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.8	Promissory Note, in the principal amount of $2,125,000, issued by the Company to Estate of Irving Hershkowitz, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K filed on December 15, 2011.

10.9	Promissory Note made by the Registrant to Bank Hapoalim B.M., issued as of February 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 1, 2013.

10.10	Asset Purchase Agreement dated as of November 22, 2013 by and between W and O, Inc. and Ark Rustic Inn LLC, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2013.

10.11	Amended and Restated Promissory Note made by the Company to Bank Hapoalim B.M., issued as of February 24, 2014, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.12	Term or Installment Loan Rider to Promissory Note to Bank Hapoalim B.M, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 28, 2014.

10.13	Commercial Contract Agreement and Rider to Commercial Contract Agreement both dated as of August 10, 2015 by and between Ark Shuckers Real Estate LLC and D.C. Holding Company, Inc., incorporated by reference to Exhibit 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.14	Restaurant Asset Purchase Agreement dated as of August 10, 2015 by and between Ark Shuckers LLC and Ocean Enterprises, Inc. incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.15	Management Purchase Agreement dated as of August 10, 2015 by and between Ark Island Beach Resort LLC and Island Beach Resort, Inc. incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.16	Credit Agreement (Term Facility) between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.17	Term Promissory Note issued by the Company in favor of Bank Hapoalim B.M. on October 21, 2015 incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.18	Credit Agreement (Revolving Facility) and Form of Revolving Promissory Note between the Company and Bank Hapoalim B.M. issued as of October 21, 2015 incorporated by reference to Exhibit 10.7 and 10.8 to the Registrant’s Current Report on Form 8-K filed on October 28, 2015.

10.19	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Gulf Shores Real Estate, LLC, Ark Oyster House Gulf Shores I, LLC, Original Oyster House, Inc. and Premium Properties, Inc. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.20	Asset Purchase Agreement dated as of October 21, 2016, by and between Ark Oyster House Causeway II, LLC, Ark Causeway Real Estate, LLC, Original Oyster House II, Inc. and Gumbo Properties, L.L.C. including the Real Estate Purchase and Sale Agreement incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.21	ROFR Purchase and Sale Agreement dated as of October 13, 2016 by and between SCFRC-HWG, LLC and Ark Jupiter RI, LLC incorporated by reference to Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.22	Purchase and Sale Agreement between Ark Jupiter RI, LLC and 1065 A1A, LLC, incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on November 16, 2016.

10.23	Second Amendment to Credit Agreement (Revolving Facility) dated as of November 30, 2016, by and between Ark Restaurant Corp. and Bank Hapoalim B.M incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.24	Mortgage and Security Agreement (Alabama) dated as of November 30, 2016, by and between Ark Gulf Shores Real Estate LLC and Ark Causeway Real Estate LLC and Bank Hapoalim B.M incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed on January 27, 2017.

10.25	Amended and Restated Credit Agreement (Revolving Facility) dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.26	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated October 21, 2015 secured by the assets of Ark Shuckers Real Estate LLC.

10.27	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated February 24, 2014 secured by the assets of Ark Rustic Inn Real Estate LLC.

10.28	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Gulf Shores Real Estate LLC.

10.29	Amended and Restated Promissory Note, dated as of June 1, 2018, by and between Ark Restaurants Corp. and Bank Hapoalim B.M. that restates and renews the Term Promissory Note, dated November 30, 2016 secured by the assets of Ark Causeway Real Estate LLC.

10.30	Amended and Restated Credit Agreement (Revolving Facility), dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.31	Asset Purchase Agreement, dated as of February 21, 2019, by and between Ark Restaurants Corp., Beach House, LLC and Boyle Beach House, LLC.

10.32	Promissory Note in the amount of $7,000,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.33	Promissory Note in the amount of $3,200,000, dated as of May 15, 2019, by and between Ark Restaurants Corp. and Bank Hapoalim B.M.

10.34	Second Amended and Restated Credit Agreement, dated as of March 30, 2023, by and between Ark Restaurants Corp. and Bank Hapoalim B.M., as lender, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on April 5, 2023.

10.35	Second Amended and Restated Security Agreement, dated as of March 30, 2023, by and between Ark Restaurants Corp., and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on April 5, 2023.

10.36	Omnibus Amendment to Second Amended and Restated Credit Agreement, dated as of May 29, 2025, by and between Ark Restaurants Corp. and Bank Hapoalim B.M., as lender, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q filed with the SEC on August 12, 2025.

14	Code of Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

*21	Subsidiaries of the Registrant.

*23	Consent of CohnReznick LLP.

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.10	Incentive-Based Compensation Clawback Policy, incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
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
Date: December 18, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Weinstein	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 18, 2025
(Michael Weinstein)

/s/ Anthony J. Sirica	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 18, 2025
(Anthony J. Sirica)

/s/ Marcia Allen	Director	December 18, 2025
(Marcia Allen)

	Director	December 18, 2025
(Steven Shulman)

/s/ Bruce R. Lewin	Director	December 18, 2025
(Bruce R. Lewin)

/s/ Jessica Kates	Director	December 18, 2025
(Jessica Kates)

/s/ Stephen Novick	Director	December 18, 2025
(Stephen Novick)