Form 10-Q
period 2025-12-27
ARK RESTAURANTS CORP
filed 2026-02-10
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of February 6, 2026, there were 3,606,157 shares of the registrant's common stock outstanding.

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
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of unknown factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:
•the adverse impact of the current political climate and current and future economic conditions, including inflation and tariffs, on our: (i) operating results, cash flows and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, (iii) ability to pay or refinance our existing debt or to obtain additional financing, and (iv) projected cash flows used in assessing assets for impairment;
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	December 27, 2025	September 27, 2025
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,139	$11,324
Accounts receivable	2,541	1,989
Employee receivables	121	136
Inventories	1,996	2,016
Prepaid and refundable income taxes	351	349
Prepaid expenses and other current assets	1,827	2,029
Total current assets	15,975	17,843
FIXED ASSETS - Net	29,572	29,168
OPERATING LEASE RIGHT-OF-USE ASSETS - Net	71,799	73,358
TRADEMARKS	4,220	4,220
INTANGIBLE ASSETS - Net	—	13
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,714	6,743
OTHER ASSETS	2,158	2,158
TOTAL ASSETS	$130,438	$133,503

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$4,735	$4,483
Accrued expenses and other current liabilities	8,693	10,805
Current portion of operating lease liabilities	6,487	6,439
Current portion of notes payable	1,014	1,493
Total current liabilities	20,929	23,220
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	74,166	75,785
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	1,890	2,024
DEFERRED INCOME TAXES	360	360
TOTAL LIABILITIES	97,345	101,389
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,606 shares at December 27, 2025 and September 27, 2025	36	36
Additional paid-in capital	14,021	13,989
Retained earnings	19,597	18,701
Total Ark Restaurants Corp. shareholders’ equity	33,654	32,726
NON-CONTROLLING INTERESTS	(561)	(612)
TOTAL EQUITY	33,093	32,114
TOTAL LIABILITIES AND EQUITY	$130,438	$133,503

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended
	December 27, 2025	December 28, 2024
REVENUES:
Food and beverage sales	$40,246	$44,442
Other revenue	503	546
Total revenues	40,749	44,988
COSTS AND EXPENSES:
Food and beverage cost of sales	10,662	12,107
Payroll expenses	14,209	16,408
Occupancy expenses	5,679	6,148
Other operating costs and expenses	5,317	5,800
General and administrative expenses	3,179	3,148
Depreciation and amortization	610	777
Loss on closure of El Rio Grande	—	146
Gain on termination of Tampa Food Court lease	—	(5,235)
Total costs and expenses	39,656	39,299
OPERATING INCOME	1,093	5,689
OTHER (INCOME) EXPENSE:
Interest expense	72	122
Interest income	(11)	(11)
Gain on sale of condominium	(128)	—
Total other (income) expense, net	(67)	111
INCOME BEFORE PROVISION FOR INCOME TAXES	1,160	5,578
Provision for income taxes	58	503
CONSOLIDATED NET INCOME	1,102	5,075
Net income attributable to non-controlling interests	(206)	(1,911)
NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$896	$3,164

NET INCOME ATTRIBUTABLE TO ARK RESTAURANTS CORP. PER COMMON SHARE:
Basic	$0.25	$0.88
Diluted	$0.25	$0.88

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,606	3,604
Diluted	3,606	3,611
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands)

For the 13 weeks ended December 27, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 27, 2025	3,606	$36	$13,989	$18,701	$32,726	$(612)	$32,114
Net income	—	—	—	896	896	206	1,102
Stock-based compensation activity	—	—	32	—	32	—	32
Distributions to non-controlling interests	—	—	—	—	—	(155)	(155)
BALANCE - December 27, 2025	3,606	$36	$14,021	$19,597	$33,654	$(561)	$33,093

For the 13 weeks ended December 28, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2024	3,604	$36	$13,934	$30,167	$44,137	$(496)	$43,641
Net income	—	—	—	3,164	3,164	1,911	5,075
Stock-based compensation activity	—	—	42	—	42	—	42
Distributions to non-controlling interests	—	—	—	—	—	(217)	(217)
BALANCE - December 28, 2024	3,604	$36	$13,976	$33,331	$47,343	$1,198	$48,541
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	13 Weeks Ended
	December 27, 2025	December 28, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1,102	$5,075
Adjustments to reconcile consolidated net income to net cash used in operating activities:
Stock-based compensation activity	32	42
Deferred income taxes	—	388
Accrued interest on note receivable from NMR	29	(12)
Depreciation and amortization	610	777
Amortization of operating lease assets	(12)	114
Amortization of deferred financing costs	9	13
Loss on closure of El Rio Grande	—	146
Gain on termination of Tampa Food Court lease	—	(5,235)
Gain on sale of condominium	(128)	—
Changes in operating assets and liabilities:
Accounts receivable	(552)	(751)
Inventories	20	102
Prepaid, refundable and accrued income taxes	(2)	85
Prepaid expenses and other current assets	202	388
Other assets	—	(7)
Accounts payable - trade	252	208
Accrued expenses and other current liabilities	(2,112)	(2,679)
Net cash used in operating activities	(550)	(1,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(1,247)	(631)
Loans and advances made to employees	(2)	(7)
Payments received on employee receivables	17	33
Proceeds from sale of condominium	374	—
Payment received in connection with termination of Tampa Food Court lease	—	5,500
Net cash (used in) provided by investing activities	(858)	4,895

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(622)	(504)
Distributions to non-controlling interests	(155)	(217)
Net cash used in financing activities	(777)	(721)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,185)	2,828
CASH AND CASH EQUIVALENTS, Beginning of period	11,324	10,273
CASH AND CASH EQUIVALENTS, End of period	$9,139	$13,101

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$64	$109
Income taxes	$60	$30
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS December 27, 2025 (Unaudited)
1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The consolidated condensed balance sheet as of September 27, 2025, which has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended September 27, 2025 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments of a normal, recurring nature that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Article 10 of Regulation S-X. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.
PRINCIPLES OF CONSOLIDATION — The consolidated condensed financial statements include the accounts of Ark Restaurants Corp. and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling interest, collectively herein referred to as the “Company”.
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to: (i) projected cash flows related to asset impairments, including intangibles, (ii) income tax valuation allowances for deferred tax assets, (iii) allowances for potential credit losses on receivables, (iv) assumptions regarding discount rates related to lease accounting, (v) the useful lives and recoverability of our long-lived assets, such as fixed assets and intangibles, (vi) fair values of financial instruments, (vii) share-based compensation, (viii) estimates made in connection with acquisition purchase price allocations, (ix) uncertain tax positions, and (x) determining when investment impairments are other-than-temporary. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 weeks ended December 27, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the year ending October 3, 2026.
NON-CONTROLLING INTERESTS — Non-controlling interests represent capital contributions from, distributions to and income and loss attributable to the shareholders of less than wholly-owned and consolidated entities.
SEASONALITY — The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach mitigates some of this risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington D.C. (January, February and March), is the poorest performing quarter; however, this is partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoors and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.
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
CONCENTRATIONS OF CREDIT RISK — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits. Accounts receivable is primarily comprised of normal business receivables, such as credit card receivables, that are collected in a short period of time and other receivables from hotel operators where the Company has a location and are recorded upon satisfaction of the performance obligation. The Company reviews the collectability of its receivables on an ongoing basis, and has not provided for an allowance as it believes all of the counterparties will be able to meet their obligations. The concentration of credit risk with respect to accounts receivable is generally limited due to the short payment terms extended by the Company and the number of customers comprising the Company’s customer base.
As of December 27, 2025 and September 27, 2025, the Company had accounts receivable balances due from one hotel operator totaling 32% and 29% of total accounts receivable, respectively.
For the 13-week period ended December 27, 2025, the Company made purchases from one vendor that accounted for 10% of total purchases. For the 13-week period ended December 28, 2024, the Company made purchases from one vendor that accounted for 11% of total purchases.
As of December 27, 2025, all debt outstanding is with one lender (see Note 7 – Notes Payable).
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the 13 weeks ended December 27, 2025 and December 28, 2024. Given the inherent uncertainty in projecting results of operations, the Company will continue to monitor the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. If expected performance is not realized, further impairment charges may be recognized in future periods, and such charges could be material.
TRADEMARKS — Trademarks are not amortized, but are subject to impairment analysis. We assess the potential impairment of trademarks annually (at the end of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine through the impairment review process that trademarks are impaired, we record an impairment charge in our consolidated condensed statements of income.
Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. During the 13 weeks ended December 27, 2025 and December 28, 2024, the Company did not record any impairment charges related to its trademarks.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $5,248,000 and $5,906,000 in catering services revenue for the 13-week periods ended December 27, 2025 and December 28, 2024, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets, as of December 27, 2025 and September 27, 2025 was $2,096,000 and $4,265,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of December 27, 2025 and September 27, 2025, the total liability for gift cards in the amounts of approximately $523,000 and $438,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
Other revenues include merchandise sales, rental income, property management fees and other rentals.
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
SEGMENT REPORTING — As of December 27, 2025, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — On September 27, 2025, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in this update are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The disclosures required by ASU 2023-07 can be found in Note 12 - Segment Information of these consolidated financial statements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS — In December 2025, the Financial Accounting Standards Board (the "FASB") issued ASU 2025-11, Narrow-Scope Improvements (Topic 270): Interim Reporting. This update makes targeted, narrow-scope improvements to the interim reporting guidance in Topic 270 to clarify application and improve consistency in practice. The amendments do not change the underlying principles of interim reporting. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects to adopt this guidance in the first quarter of fiscal 2029. The Company is currently evaluating the effects of this pronouncement on its consolidated financial statements and does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.
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
No other new accounting pronouncements issued or effective as of December 27, 2025 have had or are expected to have a material impact on our consolidated financial statements.

2.    RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by June 30, 2026, subject to further extensions as set out in the agreement. To date, approximately $2,400,000 has been spent on this refresh. We expect to complete the work by the extended deadline.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $3,500,000 to materially refresh all three of these premises by December 31, 2025, as extended. As part of this refresh, on November 11, 2024, the Company opened a new concept called Lucky Pig in the Village Eateries at a cost of approximately $850,000. To date, the Company has spent an additional $950,000 on refreshing Broadway Burger Bar and Grill, Gonzalez y Gonzalez and other areas of the Village Eateries and the work was substantially complete by December 31, 2025.

Each of the above refresh obligations are to be consistent with designs approved by the landlord which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum. In connection with the above renovations, the Company made payments totaling $14,000 and $34,000 to the mother of Samuel Weinstein, the Co-Chief Operating Officer, for design services during the 13 weeks ended December 27, 2025 and December 28, 2024, respectively.
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

On November 26, 2024, the Company agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL and, accordingly, vacated the premises on December 15, 2024. In connection with this, Ark Hollywood/Tampa Investment LLC, a subsidiary of the Company, (in which we own a 65% interest) received a termination payment in the amount of $5,500,000; all obligations under the lease ceased and we recorded a gain, net of expenses, in the amount of $5,235,000 during the 13 weeks ended December 28, 2024.

During the 13 weeks ended December 27, 2025, the Company sold one of the 11 condominium units it owns at the Island Beach Resort in Jensen Beach, FL, which is adjacent to our Shuckers restaurant. In connection with the sales, the Company received net proceeds of $374,000 and recorded a gain of $128,000. The Company intends to sell the remaining 10 units subject to market forces.

4.    INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK

Investment

On March 12, 2013, the Company made a $4,200,000 investment in the New Meadowlands Racetrack LLC (“NMR”) through its purchase of a membership interest in Meadowlands Newmark, LLC, an existing member of NMR with a then 63.7% ownership interest. On November 19, 2013, the Company invested an additional $464,000 in NMR through the purchase of an additional membership interest in Meadowlands Newmark, LLC resulting in a total ownership of 11.6% of Meadowlands Newmark, LLC, and an effective ownership interest in NMR of 7.4%, subject to dilution. In 2015, the Company invested an additional $222,000 in NMR; in February 2017, an additional $222,000 in NMR; and on May 13, 2025, an additional $148,000 in NMR, all as a result of capital calls with no change in ownership, bringing its total investment to $5,256,000. The Company accounts for this investment at cost, less impairment, adjusted for subsequent observable price changes in accordance with ASU No. 2016-01. There are no observable prices for this investment.
During the 13 weeks ended December 27, 2025 and December 28, 2024, the Company did not receive any distributions from NMR.
Advances
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on June 30, 2029. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal and accrued interest related to this note in the amounts of $1,458,000 and $1,487,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at December 27, 2025 and September 27, 2025, respectively.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary. As of December 27, 2025 and September 27, 2025, $58,000 and $34,000 were due to AM VIE by NMR, respectively.
Recent Developments and Valuation
NMR has been actively pursuing a full casino license (including slots and table games like blackjack and roulette) to supplement its existing horse racing and sports betting operations. Any gaming license in the state of New Jersey outside of Atlantic City, including at the Meadowlands Racetrack, requires ratification of an amendment to the State of New Jersey constitution, followed by issuance of a license by the New Jersey Casino Control Commission. In January 2026, the New Jersey Senate Government, Wagering, Tourism & Historic Preservation Committee proposed a constitutional amendment to allow the legislature to authorize casino gambling at both the Monmouth Park and Meadowlands Racetracks. Such amendment will require a three-fifths vote in both legislative chambers followed by a voter referendum in a general election before becoming law. It is possible that a referendum could be on the ballot in November 2026 and if it were to pass, NMR could open a temporary facility in 2027 and a permanent one by 2028. In conjunction with such referendum, NMR will need to raise substantial capital to fund a marketing campaign to support the passage of the referendum. To the extent the Company does not contribute to this effort, or if NMR raises outside capital, our interests will be diluted.
There can be no assurances that the above referendum will be included in the November 2026 election ballot or that it will pass if it is included. If either of these do not occur, the Company’s investment in NMR will be evaluated based on the existing horse racing and sports betting operations and may be subject to substantial impairment.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairments during the 13 weeks ended December 27, 2025 and December 28, 2024. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	December 27, 2025	September 27, 2025
	(In thousands)
Sales tax payable	$716	$612
Accrued wages and payroll related costs	3,374	3,618
Customer advance deposits	2,096	4,265
Accrued occupancy and other operating expenses	2,507	2,310
	$8,693	$10,805

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of December 27, 2025. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain that at the date we enter into the lease we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of income.
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
The components of lease expense in the consolidated condensed statements of income are as follows:

	13 Weeks Ended
	December 27, 2025	December 28, 2024
	(In thousands)
Operating lease expense - occupancy expenses (1)	$3,219	$3,382
Occupancy lease expense - general and administrative expenses	121	121
Variable lease expense - occupancy expenses	1,000	1,252
Total lease expense	$4,340	$4,755
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	13 Weeks Ended
	December 27, 2025	December 28, 2024
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$4,234	$4,757
The weighted average remaining lease terms and discount rates are as follows:

	December 27, 2025	September 27, 2025
Operating leases:
Weighted average remaining lease term	10.7 years	10.9 years
Weighted average discount rate	6.2%	6.2%
The annual maturities of our lease liabilities as of December 27, 2025 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
October 3, 2026	$8,497
October 2, 2027	11,123
September 30, 2028	11,197
September 29, 2029	11,095
September 28, 2030	10,823
Thereafter	57,041
Total future lease commitments	109,776
Less: imputed interest	(29,123)
Present value of lease liabilities	80,653
Less: Current maturities	(6,487)
Long-term portion	$74,166

7.    NOTES PAYABLE
Notes payable consist of the following:

	December 27, 2025	September 27, 2025
	(In thousands)
Promissory Note - Rustic Inn purchase	$2,259	$2,403
Promissory Note - JB's on the Beach purchase	500	750
Promissory Note - Sequoia renovation	228	456
	2,987	3,609
Less: Current maturities	(1,014)	(1,493)
Less: Unamortized deferred financing costs	(83)	(92)
Long-term portion	$1,890	$2,024
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”) which originally matured on June 1, 2025. On May 29, 2025, the Company entered into an Omnibus Amendment to the Credit Agreement which: (i) extended the maturity date of the Credit Agreement to June 1, 2028, (ii) amended the terms of the outstanding promissory notes as discussed below, (iii) reduced the maximum permitted obligations outstanding under the Credit Agreement from $30,000,000 to $20,000,000 (including the outstanding promissory notes), (iv) increased the minimum tangible net worth covenant from $22,000,000 to $28,000,000, and (v) removed the annual net income covenant. Advances and loans under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or the Secured Overnight Financing Rate ("SOFR") plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the facility. As of December 27, 2025, no advances were outstanding under the Credit Agreement. As of December 27, 2025, the weighted average interest on the outstanding BHBM indebtedness was approximately 7.5%.
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

The terms of outstanding promissory notes, as amended, are as follows as of December 27, 2025:
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
There have been no material changes in the contractual maturities of long-term debt as disclosed in the Company’s Annual Report on Form 10-K for the year ended September 27, 2025.
Deferred Financing Costs
Deferred financing costs incurred in the amount of $105,000 in connection with the above amendment are being amortized over the life of the agreements using the effective interest rate method and are included in interest expense. Deferred financing costs incurred in the amount of $304,000 related to the expired agreement were fully amortized as of September 27, 2025. Amortization expense of approximately $9,000 and $13,000 is included in interest expense for the 13 weeks ended December 27, 2025 and December 28, 2024, respectively.

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

Management has been working with outside advisors to assist the Company's efforts to ensure that the RFP awards process was both fair and transparent and to enforce the Company's right of first lease under the Company's lease agreements in connection with the Bryant Park Café. On March 28, 2025, the Company filed a complaint in New York State Supreme Court (the "New York Action"), alleging among other things, that the bid process conducted by the Landlord was defective, failed to comply with the provisions of the agreements underlying the Landlord’s right to operate Bryant Park and violated applicable law; that a lease was being awarded to a lower bidder with a limited, unsuccessful track record in the hospitality business; and that the award of the lease for the Café violated the Company's right of first lease. As part of the relief sought in the New York Action, the Company is requesting that the court declare that, under the circumstances presented, the Landlord was required to accept—and should have accepted — its submitted bids. In addition, on March 28, 2025, the Company also filed a motion for a preliminary injunction in court to enjoin the Landlord from commencing legal proceedings to evict the Company from the Bryant Park Grill & Café and The Porch at Bryant Park premises. On April 24, 2025, the Court denied the motion. The Company has filed a notice of appeal of the ruling. The Company has received from the Landlord a “notice to quit” the premises and for the Company to terminate its tenancy. On June 16, 2025, the Company filed an amended complaint in the New York Action, adding a cause of action for age discrimination by the Landlord in its selection of a new operator for the Bryant Park Grill & Café and The Porch at Bryant Park. On June 26, 2025, the Landlord filed counterclaims against the Company in the New York Action seeking, among other things, to eject the Company from the Bryant Park Grill & Café and The Porch at Bryant Park. On July 16, 2025, the Company moved to dismiss eight of the fourteen counterclaims filed by the Landlord. On July 29, 2025, the Landlord filed a motion to require the Company to make monthly use and occupancy payments in connection with the Bryant Park Grill & Café and The Porch at Bryant Park during the pendency of the case. On August 13, 2025, the Court issued a decision requiring the Company to make the use and occupancy payments demanded by the Landlord during the pendency of the case. Given that the Company had made and will continue to make all payments pursuant to the expired leases while it continues to operate the restaurants, it did not substantively oppose the Landlord’s motion or appeal the Court's decision. On December 8, 2025, the Court dismissed the Landlord’s claims for declaratory judgment, unjust enrichment, and tortious interference. On January 9, 2026, the Landlord moved for summary judgment, seeking dismissal of the Company’s claim and judgment in its favor on its counterclaims, for ejectment, breach of contract, and use and occupancy. The motion for summary judgment, including the Company’s opposition, is scheduled to be fully submitted to the Court on March 12, 2026. In the meantime, no trial date has been set for the New York Action and discovery is ongoing and will continue through June 30, 2026 and possibly longer.
As of the date of this filing, we continue to operate the above properties and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its rights continues, and we will pursue all available options to protect the Company's interests.
Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, the Bryant Park Grill & Cafe and The Porch at Bryant Park, collectively, accounted for $7.9 million and $9.9 million of our total revenues for the 13 weeks ended December 27, 2025 and December 28, 2024, respectively, which represented approximately 19.5% and 22.3% of our total revenue for such periods, respectively.
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
During the 13-week period ended December 27, 2025, no options to purchase shares of common stock were issued by the Company.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
A summary of stock option activity is presented below:

	2026
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	387,250	$17.66	5.5 years
Options:
Granted	—
Exercised	—
Canceled or expired	—
Outstanding and expected to vest, end of period	387,250	$17.66	5.3 years	$—
Exercisable, end of period	308,500	$18.45	4.6 years	$—
Shares available for future grant	360,000

Compensation cost charged to operations for the 13 weeks ended December 27, 2025 and December 28, 2024 for stock-based compensation programs was approximately $32,000 and $42,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of income.
As of December 27, 2025, there was approximately $227,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 3.2 years.

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

The provision for income taxes for the 13 weeks ended December 27, 2025 was $58,000 and the effective tax rate was 5.0%. The effective tax rate differs from the federal statutory rate of 21% primarily as a result of a reduction in our valuation allowance, operating income attributable to non-controlling interests that is not taxable to the Company, and state and local taxes.

The provision for income taxes for the 13 weeks ended December 28, 2024 was $503,000 and the effective tax rate was 9.0%. The effective tax rate differed from the federal statutory rate of 21% primarily as a result of the recognition of certain tax benefits related to the expected generation of FICA tax credits in the current year, operating income attributable to non-controlling interests that is not taxable to the Company, and state and local taxes.

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
A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended
	December 27, 2025	December 28, 2024
Basic	3,606	3,604
Effect of dilutive securities:
Stock options	—	7
Diluted	3,606	3,611

For the 13-week period ended December 27, 2025, the dilutive effect of 387,250 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13-week period ended December 28, 2024, the dilutive effect of 335,500 options was not included in diluted earnings per share as their impact would have been anti-dilutive.
12. SEGMENT INFORMATION

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

When evaluating the Company’s financial performance, the CODM regularly reviews total revenues, expenses and consolidated net income as reported on the consolidated condensed statements of income, as well as non-GAAP measures such as Adjusted EBITDA to allocate Company resources and assess the performance of the Company. Segment asset information is not used by the CODM to assess performance and allocate resources.

The table below is a summary of the segment net income, including significant segment expenses for the 13 weeks ended December 27, 2025 and December 28, 2024:

	13 Weeks Ended
	December 27, 2025	December 28, 2024
	(in thousands)
REVENUES:
Food and beverage sales	$40,246	$44,442
Other revenue	503	546
Total revenues	40,749	44,988
COSTS AND EXPENSES:
Food and beverage cost of sales	10,662	12,107
Payroll expenses	14,209	16,408
Occupancy expenses	5,679	6,148
Other operating costs and expenses (1)	5,317	5,800
General and administrative expenses (2)	3,179	3,148
Depreciation and amortization	610	777
Loss on closure of El Rio Grande	—	146
Gain on termination of Tampa Food Court lease	—	(5,235)
Interest expense, net	61	111
Other (income) expense, net (3)	(128)	—
Provision for income taxes	58	503
Segment net income	1,102	5,075
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—
Consolidated net income	$1,102	$5,075
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
(3) Other (income) expense, net includes gains and losses on disposal of assets.

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
The following discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended September 27, 2025 and the consolidated condensed financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. All information presented herein is based on our fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years and the associated quarters, months and periods of those fiscal years.
Overview
As of December 27, 2025, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and service, class of customer and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended December 27, 2025 and December 28, 2024 each included 13 weeks.
Seasonality
The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach mitigates some of this risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington D.C. (January, February and March), is the poorest performing quarter; however, this is partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoors and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.
Recent Developments
Bryant Park Grill & Cafe and The Porch at Bryant Park
The Company’s lease agreements for the Bryant Park Grill & Café and The Porch at Bryant Park expired in April 2025 and March 2025, respectively. In response to requests for proposals issued by the landlord in 2023, the Company submitted bids for new long-term agreements. In the second quarter of 2025, the landlord publicly announced the selection of a new operator for both locations; however, as of the date of this filing, the required approvals from the City of New York Department of Parks & Recreation and the New York Public Library have not been obtained, and no new lease has become effective.

The Company has initiated legal proceedings in New York State Supreme Court challenging the lease award process and asserting its contractual rights, including its right of first lease for the Bryant Park Café. The litigation remains ongoing, with discovery continuing and motions pending, including a motion for summary judgment filed by the landlord. While the court has required the Company to make use and occupancy payments during the pendency of the case, the Company continues to operate both restaurants and intends to do so unless it is ordered to vacate or is awarded lease extensions.

Management is unable to predict the outcome of the litigation at this time. The Bryant Park Grill & Café and The Porch at Bryant Park represented a significant portion of the Company’s revenues, accounting for approximately 19.5% and 22.3% of total revenue for the 13 weeks ended December 27, 2025 and December 28, 2024, respectively. The ongoing uncertainty related to this dispute has had, and is expected to continue to have, a material adverse effect on the Company’s business, financial condition, and results of operations while the matter remains unresolved and if the Company is ultimately unable to retain these locations on favorable terms, or at all.

Further discussion related to these matters is included in Note 8 of the consolidated condensed financial statements.
Investment in and Receivable From New Meadowlands Racetrack LLC ("NMR")
NMR has been actively pursuing a full casino license (including slots and table games like blackjack and roulette) to supplement its existing horse racing and sports betting operations. In January 2026, the New Jersey Senate Government, Wagering, Tourism & Historic Preservation Committee proposed a constitutional amendment to allow the legislature to authorize casino gambling at both the Monmouth Park and Meadowlands Racetracks. Such amendment will require a three-fifths vote in both legislative chambers followed by a voter referendum in a general election before becoming law. It is possible that a referendum could be on the ballot in November 2026 and if it were to pass, NMR could open a temporary facility in 2027 and a permanent one by 2028.
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
Further discussion related to these matters is included in Note 4 of the consolidated condensed financial statements.
Results of Operations
The Company's operating income for the 13 weeks ended December 27, 2025 decreased 80.8% as compared to operating income in the same period of the prior year (which includes a loss on the closure of El Rio Grande in the amount of $146,000 and a gain on the termination of our Tampa Food Court lease in the amount of $5,235,000). Excluding these items in the prior period, operating income of $1,093,000 for the 13 weeks ended December 27, 2025 increased 82.2% as compared to adjusted operating income of $600,000 for the 13 weeks ended December 28, 2024.
The following table summarizes the significant components of the Company’s operating results for the 13 weeks ended December 27, 2025 and December 28, 2024:

	13 Weeks Ended		Variance
	December 27, 2025	December 28, 2024	$	%
	(in thousands)
REVENUES:
Food and beverage sales	$40,246	$44,442	$(4,196)	-9.4%
Other revenue	503	546	(43)	-7.9%
Total revenues	40,749	44,988	(4,239)	-9.4%
COSTS AND EXPENSES:
Food and beverage cost of sales	10,662	12,107	(1,445)	-11.9%
Payroll expenses	14,209	16,408	(2,199)	-13.4%
Occupancy expenses	5,679	6,148	(469)	-7.6%
Other operating costs and expenses	5,317	5,800	(483)	-8.3%
General and administrative expenses	3,179	3,148	31	1.0%
Depreciation and amortization	610	777	(167)	-21.5%
Loss on closure of El Rio Grande	—	146	(146)	N/A
Gain on termination of Tampa Food Court lease	—	(5,235)	5,235	N/A
Total costs and expenses	39,656	39,299	357	0.9%
OPERATING INCOME	$1,093	$5,689	$(4,596)	-80.8%
Revenues
During the 13 weeks ended December 27, 2025, revenues decreased 9.4% as compared to revenues for the 13 weeks ended December 28, 2024. We attribute this decrease primarily to the decreases in same-store sales discussed below and the closure of the Tampa Food Court.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased 7.3% during the 13 weeks ended December 27, 2025 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	December 27, 2025	December 28, 2024	$	%
	(in thousands)
Las Vegas	$13,360	$14,279	$(919)	-6.4%
New York	9,519	11,161	(1,642)	-14.7%
Washington, D.C.	2,115	2,015	100	5.0%
Atlantic City, NJ	470	553	(83)	-15.0%
Alabama	3,146	3,290	(144)	-4.4%
Florida	10,432	10,828	(396)	-3.7%
Same-store sales	39,042	42,126	$(3,084)	-7.3%
Other	1,204	2,316
Food and beverage sales	$40,246	$44,442
Same-store sales in Las Vegas decreased, 6.4% which we attribute primarily to lower revenues at our America property as a result of partial closure for renovations and lower visitor counts in Las Vegas. Same-store sales in New York decreased 14.7%, which we attribute primarily to decreases in both catering and a la carte revenue at the Bryant Park Grill & Cafe as a result of the negative publicity related to our dispute with the landlord. Same-store sales in Washington, D.C. increased 5.0%, which we attribute primarily to an increased number of catered events. Same-store sales in Atlantic City, NJ decreased 15.0%, which we attribute primarily to lower than expected customer traffic at the property where we are located. Same-store sales in Alabama decreased 4.4%, which we attribute primarily to lower customer traffic as a result of economic pressures on the customers who frequent our properties. Same-store sales in Florida decreased 3.7%, which we attribute primarily to increased competition. Other food and beverage sales consist of sales related to properties that were closed (the Tampa Food Court in December 2024) and other fees.
Costs and Expenses
Costs and expenses for the 13 weeks ended December 27, 2025 and December 28, 2024 were as follows (in thousands):

	13 Weeks Ended December 27, 2025	% to Total Revenues	13 Weeks Ended December 28, 2024	% to Total Revenues	Increase (Decrease)
					$	%
Food and beverage cost of sales	$10,662	26.2%	$12,107	26.9%	$(1,445)	-11.9%
Payroll expenses	14,209	34.9%	16,408	36.5%	(2,199)	-13.4%
Occupancy expenses	5,679	13.9%	6,148	13.7%	(469)	-7.6%
Other operating costs and expenses	5,317	13.0%	5,800	12.9%	(483)	-8.3%
General and administrative expenses	3,179	7.8%	3,148	7.0%	31	1.0%
Depreciation and amortization	610	1.5%	777	1.7%	(167)	-21.5%
Loss on closure of El Rio Grande	—	—%	146	0.3%	(146)	N/A
Gain on termination of Tampa Food Court lease	—	—%	(5,235)	-11.6%	5,235	N/A
Total costs and expenses	$39,656		$39,299		$357

Food and beverage costs as a percentage of total revenues for the 13 weeks ended December 27, 2025 decreased as compared with the same period of last year as a result of targeted menu engineering.

Payroll expenses as a percentage of total revenues for the 13 weeks ended December 27, 2025 decreased as compared with the same period of last year as a result of better shift management of related overtime hours and lower performance bonuses in the current year.

Occupancy expenses as a percentage of total revenues for the 13 weeks ended December 27, 2025 increased marginally as compared with the same period of last year primarily as a result of increases in property and liability insurance premiums partially offset by lower percentage rents as a result of the sales decreases discussed above.

Other operating costs and expenses as a percentage of total revenues for the 13 weeks ended December 27, 2025 increased marginally as compared to the same period of last year primarily as a result of restaurant-level legal fees incurred in connection with the Bryant Park Grill & Café and The Porch at Bryant Park dispute with the landlord.

General and administrative expenses (which relate solely to the corporate office in New York City and are relatively fixed) for the 13 weeks ended December 27, 2025 increased as compared to the same periods of last year primarily as a result of the sales decreases discussed above.

Depreciation and amortization expense for the 13 weeks ended December 27, 2025 decreased as compared to the same periods of last year primarily as a result of certain assets becoming fully depreciated and the removal of assets associated with the Tampa Food Court.
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
Gain on Termination of Tampa Food Court Lease
On November 26, 2024, the Company agreed to terminate its lease for the food court at The Hard Rock Hotel and Casino in Tampa, FL and, accordingly, vacated the premises on December 15, 2024. In connection with this, Ark Hollywood/Tampa Investment LLC, a subsidiary of the Company, (in which we own a 65% interest) received a termination payment in the amount of $5,500,000; all obligations under the lease ceased and we recorded a gain, net of expenses, in the amount of $5,235,000 during the 13 weeks ended December 28, 2024.
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
As of December 27, 2025, we had a cash and cash equivalents balance of $9,139,000, total debt of $2,987,000 and a working capital deficit of $4,954,000 as compared with a working capital deficit of $5,377,000 at September 27, 2025.
Inflation
Our profitability is dependent on, among other things, our ability to anticipate and react to changes in the cost of food and other raw materials, labor, energy and other supplies and services. While we have not had material disruptions in our supply chain, we have experienced some product shortages and higher costs for many commodities. There has also been a general shortage in the availability of restaurant staff and hourly workers in certain geographic areas in which we operate which has caused increases in the costs of recruiting and compensating such employees. In addition, certain operating and other costs, including health benefits, taxes, insurance, and other outside services, continue to increase with the general level of inflation and may also be subject to other cost and supply fluctuations outside of our control.

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
Cash Flows for 13 Weeks Ended December 27, 2025 and December 28, 2024
Net cash used in operating activities for the 13 weeks ended December 27, 2025 was $550,000 as compared to $1,346,000 in the same period of last year. This decrease resulted primarily from a decrease in catered events.
Net cash used in investing activities for the 13 weeks ended December 27, 2025 was $858,000 as compared to net cash provided by investing activities of $4,895,000 in the same period as last year. This decrease resulted primarily from the payment received in connection with the termination of our Tampa Food Court lease in the prior period.
Net cash used in financing activities for the 13 weeks ended December 27, 2025 and December 28, 2024 was $777,000 and $721,000, respectively, and resulted primarily from principal payments on notes payable and the payment of distributions to non-controlling interests.
Recent Developments

Bryant Park Grill

As further described above in the “Overview” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report, the Company's agreements with the Bryant Park Corporation for the Bryant Park Grill & Café expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025.
As of the date of this filing, we continue to operate the above properties and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its rights continues, and we will pursue all available options to protect the Company's interests.
Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, the Bryant Park Grill & Cafe and The Porch at Bryant Park, collectively, accounted for $7.9 million and $9.9 million of our total revenues for the 13 weeks ended December 27, 2025 and December 28, 2024, respectively, which represented approximately 19.5% and 22.3% of our total revenue for such periods, respectively.

The uncertainty related to this dispute has had a material adverse impact on our business, financial condition, and results of operations and will continue to do so while the dispute is litigated and if we are unable to prevail in the above actions and/or are unable to extend or renew these leases on favorable terms, if at all.

Investment in and Receivable from New Meadowlands Racetrack LLC

As further described above in in the “Overview” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report, since March 2013, the Company has made investments in New Meadowlands Racetrack LLC (“NMR”) through its purchase of membership interests in Meadowlands Newmark, LLC, an existing member of NMR. As of the date of this report, the Company has made a total investment of $5,256,000.

In January 2026, the New Jersey Senate Government, Wagering, Tourism & Historic Preservation Committee proposed a constitutional amendment to allow the legislature to authorize casino gambling at both the Monmouth Park and Meadowlands Racetracks. Such amendment will require a three-fifths vote in both legislative chambers followed by a voter referendum in a general election before becoming law. It is possible that a referendum could be on the ballot in November 2026 and if it were to pass, NMR could open a temporary facility in 2027 and a permanent one by 2028.

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
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”) which originally matured on June 1, 2025. On May 29, 2025, the Company entered into an Omnibus Amendment to the Credit Agreement which: (i) extended the maturity date of the Credit Agreement to June 1, 2028, (ii) amended the terms of the outstanding promissory notes, (iii) reduced the maximum permitted obligations outstanding under the Credit Agreement from $30,000,000 to $20,000,000 (including the outstanding promissory notes), (iv) increased the minimum tangible net worth covenant from $22,000,000 to $28,000,000, and (v) removed the annual net income covenant. Advances and loans under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the facility. As of December 27, 2025, no advances were outstanding under the Credit Agreement. As of December 27, 2025, the weighted average interest on the outstanding BHBM indebtedness was approximately 7.5%.
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
Cash Flow Outlook
Other than the status of the Bryant Park Grill & Cafe and The Porch at Bryant Park, we are not aware of any other trends or events that would materially affect our capital requirements or liquidity. We believe that our existing cash balances, internal cash-generating capabilities and current banking facilities are sufficient to finance our capital expenditures, debt maturities and other operating activities for at least the next 12 months.
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
There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended September 27, 2025.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 27, 2025 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Insider Trading Arrangements and Policies

During the first quarter of 2026, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

Date:	February 10. 2026

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)