Form 10-Q
period 2026-03-28
ARK RESTAURANTS CORP
filed 2026-05-12
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of May 8, 2026, there were 3,606,157 shares of the registrant's common stock outstanding.

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
•our ability to renew expired leases on favorable terms, if at all, including the Bryant Park Grill and the Bryant Park Café which expired on April 30, 2025 and for The Porch at Bryant Park which expired on March 31, 2025;
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	March 28, 2026	September 27, 2025
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,487	$11,324
Accounts receivable	2,330	1,989
Employee receivables	112	136
Inventories	2,127	2,016
Prepaid and refundable income taxes	357	349
Prepaid expenses and other current assets	1,741	2,029
Total current assets	18,154	17,843
FIXED ASSETS - Net	30,127	29,168
OPERATING LEASE RIGHT-OF-USE ASSETS - Net	70,378	73,358
TRADEMARKS	4,220	4,220
INTANGIBLE ASSETS - Net	—	13
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,725	6,743
OTHER ASSETS	2,158	2,158
TOTAL ASSETS	$131,762	$133,503

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$4,282	$4,483
Accrued expenses and other current liabilities	9,118	10,805
Current portion of operating lease liabilities	6,587	6,439
Current portion of notes payable	650	1,493
Total current liabilities	20,637	23,220
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	72,633	75,785
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	6,827	2,024
DEFERRED INCOME TAXES	360	360
TOTAL LIABILITIES	100,457	101,389
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,606 shares at March 28, 2026 and September 27, 2025	36	36
Additional paid-in capital	14,053	13,989
Retained earnings	17,789	18,701
Total Ark Restaurants Corp. shareholders’ equity	31,878	32,726
NON-CONTROLLING INTERESTS	(573)	(612)
TOTAL EQUITY	31,305	32,114
TOTAL LIABILITIES AND EQUITY	$131,762	$133,503

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		26 Weeks Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
REVENUES:
Food and beverage sales	$36,148	$39,123	$76,394	$83,566
Other revenue	436	602	939	1,148
Total revenues	36,584	39,725	77,333	84,714
COSTS AND EXPENSES:
Food and beverage cost of sales	10,398	11,484	21,061	23,591
Payroll expenses	13,647	14,415	27,856	30,823
Occupancy expenses	6,170	5,536	11,849	11,684
Other operating costs and expenses	5,076	5,584	10,393	11,384
General and administrative expenses	2,368	3,322	5,544	6,470
Depreciation and amortization	582	701	1,193	1,479
(Gain) loss on closure of El Rio Grande	—	(140)	—	5
Gain on termination of Tampa Food Court lease	—	—	—	(5,235)
Goodwill impairment	—	3,440	—	3,440
Total costs and expenses	38,241	44,342	77,896	83,641
OPERATING INCOME (LOSS)	(1,657)	(4,617)	(563)	1,073
OTHER (INCOME) EXPENSE:
Interest expense	60	104	133	226
Interest income	(11)	(11)	(22)	(22)
Gain on sale of condominium	(7)	—	(135)	—
Total other (income) expense, net	42	93	(24)	204
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(1,699)	(4,710)	(539)	869
Provision (benefit) for income taxes	(6)	4,434	52	4,938
CONSOLIDATED NET LOSS	(1,693)	(9,144)	(591)	(4,069)
Net income attributable to non-controlling interests	(115)	(114)	(321)	(2,025)
NET LOSS ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(1,808)	$(9,258)	$(912)	$(6,094)

NET LOSS ATTRIBUTABLE TO ARK RESTAURANTS CORP. PER COMMON SHARE:
Basic	$(0.50)	$(2.57)	$(0.25)	$(1.69)
Diluted	$(0.50)	$(2.57)	$(0.25)	$(1.69)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,606	3,605	3,606	3,604
Diluted	3,606	3,605	3,606	3,604
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands)

For the 13 weeks ended March 28, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - December 27, 2025	3,606	$36	$14,021	$19,597	$33,654	$(561)	$33,093
Net income (loss)	—	—	—	(1,808)	(1,808)	115	(1,693)
Stock-based compensation activity	—	—	32	—	32	—	32
Distributions to non-controlling interests	—	—	—	—	—	(127)	(127)
BALANCE - March 28, 2026	3,606	$36	$14,053	$17,789	$31,878	$(573)	$31,305

For the 26 weeks ended March 28, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 27, 2025	3,606	$36	$13,989	$18,701	$32,726	$(612)	$32,114
Net income (loss)	—	—	—	(912)	(912)	321	(591)
Stock-based compensation activity	—	—	64	—	64	—	64
Distributions to non-controlling interests	—	—	—	—	—	(282)	(282)
BALANCE - March 28, 2026	3,606	$36	$14,053	$17,789	$31,878	$(573)	$31,305
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands)

For the 13 weeks ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - December 28, 2024	3,604	$36	$13,976	$33,331	$47,343	$1,198	$48,541
Net income (loss)	—	—	—	(9,258)	(9,258)	114	(9,144)
Exercise of stock options	2	—	21	—	21	—	21
Stock-based compensation activity	—	—	39	—	39	—	39
Distributions to non-controlling interests	—	—	—	—	—	(1,906)	(1,906)
BALANCE - March 29, 2025	3,606	$36	$14,036	$24,073	$38,145	$(594)	$37,551

For the 26 weeks ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2024	3,604	$36	$13,934	$30,167	$44,137	$(496)	$43,641
Net income (loss)	—	—	—	(6,094)	(6,094)	2,025	(4,069)
Exercise of stock options	2	—	21	—	21	—	21
Stock-based compensation activity	—	—	81	—	81	—	81
Distributions to non-controlling interests	—	—	—	—	—	(2,123)	(2,123)
BALANCE - March 29, 2025	3,606	$36	$14,036	$24,073	$38,145	$(594)	$37,551
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	26 Weeks Ended
	March 28, 2026	March 29, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(591)	$(4,069)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Stock-based compensation activity	64	81
Deferred income taxes	—	4,799
Accrued interest on note receivable from NMR	18	(23)
Depreciation and amortization	1,193	1,479
Amortization of operating lease assets	(24)	199
Amortization of deferred financing costs	18	26
Loss on closure of El Rio Grande	—	5
Gain on termination of Tampa Food Court lease	—	(5,235)
Goodwill impairment	—	3,440
Gain on sale of condominium	(135)	—
Changes in operating assets and liabilities:
Accounts receivable	(341)	290
Inventories	(111)	195
Prepaid, refundable and accrued income taxes	(8)	2
Prepaid expenses and other current assets	288	(9)
Other assets	—	(7)
Accounts payable - trade	(201)	116
Accrued expenses and other current liabilities	(1,687)	(2,023)
Net cash used in operating activities	(1,517)	(734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(2,385)	(953)
Loans and advances made to employees	(8)	(8)
Payments received on employee receivables	32	87
Proceeds from sale of condominium	381	—
Payment received in connection with termination of Tampa Food Court lease	—	5,500
Net cash (used in) provided by investing activities	(1,980)	4,626

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,058)	(939)
Borrowings under credit facility	5,000	—
Proceeds from issuance of stock upon exercise of stock options	—	21
Distributions to non-controlling interests	(282)	(2,123)
Net cash provided by (used in) financing activities	3,660	(3,041)
NET INCREASE IN CASH AND CASH EQUIVALENTS	163	851
CASH AND CASH EQUIVALENTS, Beginning of period	11,324	10,273
CASH AND CASH EQUIVALENTS, End of period	$11,487	$11,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$115	$203
Income taxes	$60	$136
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS March 28, 2026 (Unaudited)
1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The consolidated condensed balance sheet as of September 27, 2025, which has been derived from the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended September 27, 2025 (“Form 10-K”), and the unaudited interim consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. All adjustments of a normal, recurring nature that, in the opinion of management are necessary for a fair presentation for the periods presented, have been reflected as required by Rule 8-03 of Regulation S-X. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K.
COMPREHENSIVE INCOME (LOSS) — Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For all periods presented in these consolidated condensed financial statements, the Company had no components of other comprehensive income or loss. Accordingly, comprehensive loss equals net loss for each of the 13-week and 26-week periods ended March 28, 2026 and March 29, 2025, and no separate statement of comprehensive income (loss) has been presented.
PRINCIPLES OF CONSOLIDATION — The consolidated condensed financial statements include the accounts of Ark Restaurants Corp. and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling interest, collectively herein referred to as the “Company”.
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to: (i) projected cash flows related to asset impairments, including intangibles, (ii) income tax valuation allowances for deferred tax assets, (iii) allowances for potential credit losses on receivables, (iv) assumptions regarding discount rates related to lease accounting, (v) the useful lives and recoverability of our long-lived assets, such as fixed assets and intangibles, (vi) fair values of financial instruments, (vii) share-based compensation, (viii) estimates made in connection with acquisition purchase price allocations, (ix) uncertain tax positions, and (x) determining when investment impairments are other-than-temporary. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 26 weeks ended March 28, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the year ending October 3, 2026.
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
As of March 28, 2026 and September 27, 2025, the Company had accounts receivable balances due from one hotel operator totaling 34% and 29% of total accounts receivable, respectively.
For the 13-week period ended March 28, 2026, the Company made purchases from one vendor that accounted for 13% of total purchases. For the 13-week period ended March 29, 2025, the Company made purchases from one vendor that accounted for 12% of total purchases.
For the 26-week periods ended March 28, 2026 and March 29, 2025, the Company made purchases from one vendor that accounted for 11% of total purchases.
As of March 28, 2026, all debt outstanding is with one lender (see Note 7 – Notes Payable).
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
Based on the results of this analysis, no impairment charges were recognized related to long-lived assets and ROU assets during the 13 and 26 weeks ended March 28, 2026 and March 29, 2025. Given the inherent uncertainty in projecting results of operations, the Company will continue to monitor the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. If expected performance is not realized, further impairment charges may be recognized in future periods, and such charges could be material.
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
Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. During the 13 and 26 weeks ended March 28, 2026 and March 29, 2025, the Company did not record any impairment charges related to its trademarks.

REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $1,858,000 and $1,812,000 in catering services revenue for the 13-week periods ended March 28, 2026 and March 29, 2025, respectively, and $7,106,000 and $7,718,000 for the 26-week periods ended March 28, 2026 and March 29, 2025, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets, as of March 28, 2026 and September 27, 2025 was $3,145,000 and $4,265,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of March 28, 2026 and September 27, 2025, the total liability for gift cards in the amounts of approximately $478,000 and $438,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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
SEGMENT REPORTING — As of March 28, 2026, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid and to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, which is for fiscal year 2026 and interim periods beginning in the first quarter of fiscal 2027, with early adoption permitted. The amendments may be applied prospectively or retrospectively with early adoption permitted and are not expected to have a material impact on our consolidated financial statements or related disclosures.
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
No other new accounting pronouncements issued or effective as of March 28, 2026 have had or are expected to have a material impact on our consolidated financial statements.

2.    RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by June 30, 2026, subject to further extensions as set out in the agreement. To date, approximately $3,200,000 has been spent on this refresh. We expect to complete the work by the extended deadline.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company had agreed to materially refresh all three of these premises by December 31, 2025, as extended. As part of this refresh, the Company opened a new concept called Lucky Pig in the Village Eateries at a cost of approximately $850,000. In addition, the Company spent an additional $950,000 on refreshing Broadway Burger Bar and Grill, Gonzalez y Gonzalez and other areas of the Village Eateries as required in the lease extensions.

Each of the above refresh obligations are to be consistent with designs approved by the landlord which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum. In connection with the above renovations, the Company made payments totaling $0 and $0 to the mother of Samuel Weinstein, the Co-Chief Operating Officer, for design services during the 13 weeks ended March 28, 2026 and March 29, 2025, respectively, and $14,000 and $34,000 during the 26 weeks ended March 28, 2026 and March 29, 2025, respectively.
3.    RECENT RESTAURANT DISPOSITIONS AND OTHER DEVELOPMENTS

In October 2024, the Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024. The property closed permanently on January 3, 2025 and was vacated and delivered to the landlord on April 30, 2025. During the 13 weeks ended March 29, 2025, the Company recognized a gain of $140,000 as a result of refinements of estimates related to final negotiations with the landlord. During the 26 weeks ended March 29, 2025, the Company recognized a loss in the amount of $5,000 as a result of additional operating losses during the 13 weeks ended December 28, 2024 in the amount of $145,000 offset by the above refinements of estimates.

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

During the 26 weeks ended March 28, 2026, the Company sold one of the 11 condominium units it owns at the Island Beach Resort in Jensen Beach, FL, which is adjacent to our Shuckers restaurant. In connection with the sale, the Company received net proceeds of $381,000 and recorded a gain of $135,000. The Company intends to sell the remaining 10 units subject to market forces.

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
During the 13 and 26 weeks ended March 28, 2026 and March 29, 2025, the Company did not receive any distributions from NMR.
Advances
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on June 30, 2029. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal, net of repayments, and accrued interest related to this note in the amounts of $1,469,000 and $1,487,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at March 28, 2026 and September 27, 2025, respectively.
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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary. As of March 28, 2026 and September 27, 2025, $13,000 and $34,000 were due to AM VIE by NMR, respectively.
Recent Developments and Valuation
NMR has been actively pursuing a full casino license (including slots and table games like blackjack and roulette) to supplement its existing horse racing and sports betting operations. Any gaming license in the state of New Jersey outside of Atlantic City, including at the Meadowlands Racetrack, requires ratification of an amendment to the State of New Jersey constitution, followed by issuance of a license by the New Jersey Casino Control Commission. In January 2026, the New Jersey Senate Government, Wagering, Tourism & Historic Preservation Committee proposed a constitutional amendment to allow the legislature to authorize casino gambling at both the Monmouth Park and Meadowlands Racetracks. Such amendment will require a three-fifths vote in both legislative chambers followed by a voter referendum in a general election before becoming law. To date, no vote on this amendment has been scheduled by the state legislature; however, the deadline for submission of proposed amendments to the State of New Jersey Constitution to be voted upon at the November 2026 general election is August 3, 2026. If this were to happen and the voting results were favorable, NMR could possibly open a temporary facility in early 2027 and a permanent one by 2028.
The Company evaluated its investment in NMR for impairment and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairments during the 13 and 26 weeks ended March 28, 2026 and March 29, 2025. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.
The Company’s investment in NMR is subject to a high degree of uncertainty. Any potential future expansion of gaming operations at the Meadowlands, including the approval of casino gaming, would require legislative action, voter approval and regulatory approvals, none of which are within the Company’s control and none of which can be assured. The realization of any potential benefit from this investment is dependent on factors that are inherently uncertain and may not occur within a predictable timeframe, if at all. In addition, NMR may require significant additional capital in connection with any future development efforts, including funding for potential referendum-related activities. To the extent the Company does not participate in such funding, or if NMR raises capital from third parties, the Company’s ownership interest may be diluted.

If the contemplated expansion of gaming operations is not approved or is delayed, the value of the investment will continue to be based solely on NMR’s existing operations, which may not support the current carrying value of the investment. In such circumstances, the Company may be required to evaluate the investment for impairment, and any resulting charge could be material.

The Company does not rely on NMR to fund its operations, meet its liquidity needs or drive its near-term financial performance.

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	March 28, 2026	September 27, 2025
	(In thousands)
Sales tax payable	$774	$612
Accrued wages and payroll related costs	3,108	3,618
Customer advance deposits	3,145	4,265
Accrued occupancy and other operating expenses	2,091	2,310
	$9,118	$10,805

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of March 28, 2026. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain that at the date we enter into the lease we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of operations.

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
The components of lease expense in the consolidated condensed statements of operations are as follows:

	13 Weeks Ended		26 Weeks Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(In thousands)		(In thousands)
Operating lease expense - occupancy expenses (1)	$3,248	$3,293	$6,467	$6,675
Occupancy lease expense - general and administrative expenses	121	121	242	242
Variable lease expense - occupancy expenses	1,270	703	2,270	1,955
Total lease expense	$4,639	$4,117	$8,979	$8,872
_________________________________
(1)    Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases:

	26 Weeks Ended
	March 28, 2026	March 29, 2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$8,442	$8,876
The weighted average remaining lease terms and discount rates are as follows:

	March 28, 2026	September 27, 2025
Operating leases:
Weighted average remaining lease term	10.5 years	10.9 years
Weighted average discount rate	6.2%	6.2%
The annual maturities of our lease liabilities as of March 28, 2026 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
October 3, 2026	$5,694
October 2, 2027	11,188
September 30, 2028	11,264
September 29, 2029	11,118
September 28, 2030	10,823
Thereafter	57,041
Total future lease commitments	107,128
Less: imputed interest	(27,908)
Present value of lease liabilities	79,220
Less: Current maturities	(6,587)
Long-term portion	$72,633

7.    NOTES PAYABLE
Notes payable consist of the following:

	March 28, 2026	September 27, 2025
	(In thousands)
Promissory Note - Rustic Inn purchase	$2,189	$2,403
Promissory Note - JB's on the Beach purchase	250	750
Promissory Note - Sequoia renovation	114	456
Borrowings under Credit Agreement	5,000	—
	7,553	3,609
Less: Current maturities	(650)	(1,493)
Less: Unamortized deferred financing costs	(76)	(92)
Long-term portion	$6,827	$2,024
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”) which originally matured on June 1, 2025. On May 29, 2025, the Company entered into an Omnibus Amendment to the Credit Agreement which: (i) extended the maturity date of the Credit Agreement to June 1, 2028, (ii) amended the terms of the outstanding promissory notes as discussed below, (iii) reduced the maximum permitted obligations outstanding under the Credit Agreement from $30,000,000 to $20,000,000 (including the outstanding promissory notes), (iv) increased the minimum tangible net worth covenant from $22,000,000 to $28,000,000, which was subsequently amended to $25,000,000 on March 28, 2026, and (v) removed the annual net income covenant. Advances and loans under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or the Secured Overnight Financing Rate ("SOFR") plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the facility. As of March 28, 2026, borrowings of $5,000,000 were outstanding under the Credit Agreement. As of March 28, 2026, the weighted average interest on the outstanding BHBM indebtedness was approximately 7.3%.
The Credit Agreement also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts and maintain a minimum fixed charge coverage ratio. The Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 28, 2026.
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

The terms of outstanding promissory notes, as amended, are as follows as of March 28, 2026:
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

Deferred Financing Costs
Deferred financing costs incurred in the amount of $105,000 in connection with the above amendment are being amortized over the life of the agreements using the effective interest rate method and are included in interest expense. Deferred financing costs incurred in the amount of $304,000 related to the expired agreement were fully amortized as of September 27, 2025. Amortization expense of approximately $9,000 and $13,000 is included in interest expense for the 13 weeks ended March 28, 2026 and March 29, 2025, respectively, and $18,000 and $26,000 for the 26 weeks ended March 28, 2026 and March 29, 2025, respectively.

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
Bryant Park Grill — The Company's agreements with the Bryant Park Corporation (the “Landlord”) (a private non-profit corporation that operates and maintains Bryant Park under agreements with the City of New York Department of Parks & Recreation), for the Bryant Park Grill and the Bryant Park Café expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025. In July of 2023 (for the Bryant Park Grill and the Bryant Park Café) and September of 2023 (for The Porch at Bryant Park), the Company received requests for proposals (the "RFPs") from the Landlord to which we responded on October 26, 2023. The agreements offered under the RFPs for both locations were for new 10-year agreements, with one five-year renewal option. In the second quarter of 2025, the Landlord stated publicly that it had selected a new operator for the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park. However, to the best of our knowledge, no agreements between the Landlord and the selected operator have received the approvals of either the City of New York Department of Parks & Recreation or the New York Public Library, of which both approvals are required before any new lease can become effective.
Management has been working with outside advisors to assist the Company's efforts to ensure that the RFP awards process was both fair and transparent and to enforce the Company's right of first lease under the Company's lease agreements in connection with the Bryant Park Café. On March 28, 2025, the Company filed a complaint in New York State Supreme Court (the "New York Action"), alleging among other things, that the bid process conducted by the Landlord was defective, failed to comply with the provisions of the agreements underlying the Landlord’s right to operate Bryant Park and violated applicable law; that a lease was being awarded to a lower bidder with a limited, unsuccessful track record in the hospitality business; and that the award of the lease for the Café violated the Company's right of first lease. As part of the relief sought in the New York Action, the Company is requesting that the court declare that, under the circumstances presented, the Landlord was required to accept—and should have accepted — its submitted bids. In addition, on March 28, 2025, the Company also filed a motion for a preliminary injunction in court to enjoin the Landlord from commencing legal proceedings to evict the Company from the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park premises. On April 24, 2025, the Court denied the motion. The Company has filed a notice of appeal of the ruling. The Company has received from the Landlord a “notice to quit” the premises and for the Company to terminate its tenancy. On June 16, 2025, the Company filed an amended complaint in the New York Action, adding a cause of action for age discrimination by the Landlord in its selection of a new operator for the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park. On June 26, 2025, the Landlord filed counterclaims against the Company in the New York Action seeking, among other things, to eject the Company from the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park. On July 16, 2025, the Company moved to dismiss eight of the fourteen counterclaims filed by the Landlord. On July 29, 2025, the Landlord filed a motion to require the Company to make monthly use and occupancy payments in connection with the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park during the pendency of the case. On August 13, 2025, the Court issued a decision requiring the Company to make the use and occupancy payments demanded by the Landlord during the pendency of the case. Given that the Company had made and will continue to make all payments pursuant to the relevant leases while it continues to operate the restaurants, it did not substantively oppose the Landlord’s motion or appeal the Court's decision. On December 8, 2025, the Court dismissed the Landlord’s claims for declaratory judgment, unjust enrichment, and tortious interference. On January 9, 2026, the Landlord moved for summary judgment, seeking dismissal of the Company’s claim and judgment in its favor on its counterclaims, for ejectment, breach of contract, and use and occupancy. The Company cross-moved for summary judgment, seeking judgment in its favor on its causes of action for enforcement of its right of first lease and its cause of action for age discrimination. The motion and cross-motion for summary judgment have been scheduled for oral argument before the Court on June 16, 2026 . In addition, the Court has scheduled a pre-trial conference for September 22, 2026. In the meantime, no trial date has been set for the New York Action and discovery is ongoing.

As of the date of this filing, we continue to operate the above properties and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its rights continues, and we will pursue all available options to protect the Company's interests.
Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. The uncertainty related to this dispute has had, and is expected to continue to have, a material adverse impact on our business, financial condition, and results of operations while the dispute is litigated and if we are unable to prevail in the above actions and/or are unable to extend or renew these leases on favorable terms, if at all. The Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park, collectively, accounted for $10.3 million and $12.7 million of our total revenues for the 26 weeks ended March 28, 2026 and March 29, 2025, respectively, which represented approximately 13.3% and 15.0% of our total revenue for such periods, respectively.
Historically, the Company has made rent payments related to the Bryant Park Grill and the Bryant Park Café based on prior year sales as required in the relevant agreements. As a result of the decline in sales due to the above litigation, such payments were in excess of the contractual minimums and were recorded as prepaid rent as they were expected to be applied against future lease obligations or otherwise recovered. However, based on the status of ongoing legal proceedings, and in consultation with external legal counsel, management determined during the current period that the prepaid rent balance is not probable of recovery. As a result, during the 13 weeks ended March 28, 2026, the Company recorded a charge of $566,000 to write off the amount of prepaid rent, which is included in occupancy expenses in the accompanying consolidated condensed statements of operations. Were the Company to prevail in its litigation, it is possible these amounts could be recovered.
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
During the 26-week period ended March 28, 2026, no options to purchase shares of common stock were issued by the Company.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.

A summary of stock option activity is presented below:

	2026
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	387,250	$17.66	5.5 years
Options:
Granted	—
Exercised	—
Canceled or expired	—
Outstanding and expected to vest, end of period	387,250	$17.66	5.0 years	$—
Exercisable, end of period	303,375	$18.21	4.6 years	$—
Shares available for future grant	360,000

Compensation cost charged to operations for the 13 weeks ended March 28, 2026 and March 29, 2025 for stock-based compensation programs was approximately $32,000 and $39,000, respectively, and for the 26 weeks ended March 28, 2026 and March 29, 2025 was approximately $64,000 and $81,000, respectively. The compensation cost recognized is classified as a general and administrative expense in the consolidated condensed statements of operations.
As of March 28, 2026, there was approximately $195,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 1.8 years.

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

The provision (benefit) for income taxes for the 13 and 26 weeks ended March 28, 2026 was ($6,000) and $52,000, respectively and the effective tax rate was -0.4% and 9.6%, respectively. The effective tax rate differs from the federal statutory rate of 21% primarily as a result of a reduction in our valuation allowance, operating income attributable to non-controlling interests that is not taxable to the Company, and state and local taxes.

The provision for income taxes for the 13 and 26 weeks ended March 29, 2025 was $4,434,000 and $4,938,000, respectively and the effective tax rate was 569.0% and 94.0%. The effective tax rate differed from the federal statutory rate of 21% primarily due to a discrete tax provision of $4,799,000 as the Company concluded that its net deferred tax assets were no longer realizable on a more-likely-than-not basis as the Company is now in a cumulative loss position due to the goodwill impairment recognized during the quarter.

The Company’s overall effective tax rate in the future will be affected by various factors and the final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual tax rate could differ from current estimates.

11.    INCOME (LOSS) PER SHARE OF COMMON STOCK
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

A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended		26 Weeks Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Basic	3,606	3,605	3,606	3,604
Effect of dilutive securities:
Stock options	—	—	—	—
Diluted	3,606	3,605	3,606	3,604

For the 13- and 26-week period ended March 28, 2026, the dilutive effect of 387,250 options was not included in diluted earnings per share as their impact would be anti-dilutive.

For the 13- and 26-week period ended March 29, 2025, the dilutive effect of 423,750 options was not included in diluted earnings per share as their impact would have been anti-dilutive.
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

The Company determined that it has one operating segment and one reportable segment which is reflected in the Company’s current organizational and management structure. The accounting policies of the segment are the same as those described in Note 1 - Basis of Presentation and Significant Accounting Policies.

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

When evaluating the Company’s financial performance, the CODM regularly reviews total revenues, expenses and consolidated net income (loss) as reported on the consolidated condensed statements of operations, as well as non-GAAP measures, such as adjusted earnings before interest, taxes, depreciation and amortization, to allocate Company resources and assess the performance of the Company. Segment asset information is not used by the CODM to assess performance and allocate resources.

The table below is a summary of the segment net loss, including significant segment expenses for the 13 and 26 weeks ended March 28, 2026 and March 29, 2025:

	13 Weeks Ended		26 Weeks Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(in thousands)		(in thousands)
REVENUES:
Food and beverage sales	$36,148	$39,123	$76,394	$83,566
Other revenue	436	602	939	1,148
Total revenues	36,584	39,725	77,333	84,714
COSTS AND EXPENSES:
Food and beverage cost of sales	10,398	11,484	21,061	23,591
Payroll expenses	13,647	14,415	27,856	30,823
Occupancy expenses	6,170	5,536	11,849	11,684
Other operating costs and expenses (1)	5,076	5,584	10,393	11,384
General and administrative expenses	2,368	3,322	5,544	6,470
Depreciation and amortization	582	701	1,193	1,479
Goodwill impairment	—	3,440	—	3,440
(Gain) Loss on closure of El Rio Grande	—	(140)	—	5
Gain on termination of Tampa Food Court lease	—	—	—	(5,235)
Interest expense, net	49	93	111	204
Other (income) expense, net (2)	(7)	—	(135)	—
Provision (benefit) for income taxes	(6)	4,434	52	4,938
Segment net loss	(1,693)	(9,144)	(591)	(4,069)
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(1,693)	$(9,144)	$(591)	$(4,069)
____________________________________________________________________________________________
(1) Other operating costs and expenses are comprised of utilities, repairs and maintenance, advertising, credit card processing fees, restaurant supplies and other restaurant operating costs.
(2) Other (income) expenses, net includes gains and losses on disposals of assets.

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
Overview
As of March 28, 2026, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States, that have similar economic characteristics, nature of products and services, class of customers and distribution methods. The Company believes it meets the criteria for aggregating its operating components into a single operating segment in accordance with applicable accounting guidance.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended March 28, 2026 and March 29, 2025 each included 13 and 26 weeks.
Seasonality
The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach mitigates some of this risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington D.C. (January, February and March), is the poorest performing quarter; however, this is partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at Bryant Park Grill and the Bryant Park Café in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoors and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.
Recent Developments
Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park
The Company’s lease agreements for the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park expired in April 2025 and March 2025, respectively. In response to requests for proposals issued by the landlord in 2023, the Company submitted bids for new long-term agreements. In the second quarter of 2025, the landlord publicly announced the selection of a new operator for both locations; however, as of the date of this filing, the required approvals from the City of New York Department of Parks & Recreation and the New York Public Library have not been obtained, and no new lease has become effective.

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

Management is unable to predict the outcome of the litigation at this time. The Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park represented a significant portion of the Company’s revenues, accounting for approximately 13.3% and 15.0% of total revenue for the 26 weeks ended March 28, 2026 and March 29, 2025, respectively. The ongoing uncertainty related to this dispute has had, and is expected to continue to have, a material adverse effect on the Company’s business, financial condition, and results of operations while the matter remains unresolved and if the Company is ultimately unable to retain these locations on favorable terms, or at all.

Historically, the Company has made rent payments related to the Bryant Park Grill and the Bryant Park Café based on prior year sales as required in the relevant agreements. As a result of the decline in sales due to the above litigation, such payments were in excess of the contractual minimums and were recorded as prepaid rent as they were expected to be applied against future lease obligations or otherwise recovered. However, based on the status of ongoing legal proceedings, and in consultation with external legal counsel, management determined during the current period that the prepaid rent balance is not probable of recovery. As a result, during the 13 weeks ended March 28, 2026, the Company recorded a charge of $566,000 to write off the amount of prepaid rent, which is included in occupancy expenses in the accompanying consolidated condensed statements of operations.

Further discussion related to these matters is included in Note 8 of the consolidated condensed financial statements.
Investment in and Receivable From New Meadowlands Racetrack LLC ("NMR")
NMR has been actively pursuing a full casino license (including slots and table games like blackjack and roulette) to supplement its existing horse racing and sports betting operations. In January 2026, the New Jersey Senate Government, Wagering, Tourism & Historic Preservation Committee proposed a constitutional amendment to allow the legislature to authorize casino gambling at both the Monmouth Park and Meadowlands Racetracks. Such amendment will require a three-fifths vote in both legislative chambers followed by a voter referendum in a general election before becoming law. To date, no vote on this amendment has been scheduled by the state legislature; however, the deadline for submission of proposed amendments to the State of New Jersey Constitution to be voted upon at the November 2026 general election is August 3, 2026. If this were to happen and the voting results were favorable, NMR could possibly open a temporary facility in early 2027 and a permanent one by 2028.
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
Results of Operations
The Company's operating loss for the 13 weeks ended March 28, 2026 (which includes a one-time, non-recurring prepaid rent write-off in the amount of $566,000 related to the Bryant Park Grill and the Bryant Park Café as discussed above) decreased 64.1% as compared to an operating loss in the same period of the prior year (which includes a loss on the closure of El Rio Grande in the amount of $140,000 and a goodwill impairment charge of $3,440,000). Excluding these items, the adjusted operating loss of $1,091,000 for the 13 weeks ended March 28, 2026 decreased 17.2% as compared to an adjusted operating loss of $1,317,000 for the 13 weeks ended March 29, 2025.
The Company reported an operating loss of $563,000 for the 26 weeks ended March 28, 2026 (which includes a one-time, non-recurring prepaid rent write-off in the amount of $566,000 related to the Bryant Park Grill and the Bryant Park Café as discussed above) as compared to operating income of $1,073,000 in the same period of the prior year (which includes a loss on the closure of El Rio Grande of $5,000, a gain on the termination of our Tampa Food Court lease of $5,235,000, and a goodwill impairment charge of $3,440,000), representing a period-over-period decrease of $1,636,000. Excluding these items, adjusted operating income of $3,000 for the 26 weeks ended March 28, 2026 as compared to an adjusted operating loss of $717,000 for the 26 weeks ended March 29, 2025, representing a period-over-period increase of $720,000.
In addition to financial measures prepared in accordance with generally accepted accounting principles ("GAAP"), the above discussion includes adjusted operating income (loss), a non-GAAP financial measure that excludes certain items management believes are not reflective of the Company's ongoing operating performance. Management presents this measure because it believes it provides investors with a more meaningful comparison of the Company's core operating results across periods by excluding items that are non-recurring, infrequent, or otherwise not indicative of the Company's underlying business trends. Adjusted operating income (loss) should not be considered as an alternative to operating income (loss) or any other measure of financial performance calculated in accordance with GAAP, and may not be comparable to similarly titled measures used by other companies. The table below reconciles GAAP operating income (loss) to adjusted operating income (loss) for each period presented.

	13 Weeks Ended		26 Weeks Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
	(in thousands)		(in thousands)
GAAP operating income (loss)	$(1,657)	$(4,617)	$(563)	$1,073
Prepaid rent write-off (a)	566	—	566	—
(Gain) loss on closure of El Rio Grande (b)	—	(140)	—	5
Gain on termination of Tampa Food Court lease (c)	—	—	—	(5,235)
Goodwill impairment (d)	—	3,440	—	3,440
Adjusted operating income (loss)	$(1,091)	$(1,317)	$3	$(717)
____________________________________________________________________________________________
(a) Represents a one-time, non-recurring charge to write off prepaid rent related to the Bryant Park Grill and the Bryant Park Café. See Note 8 — Commitments and Contingencies.
(b) Represents the gain recognized during the 13 weeks ended March 29, 2025 as a result of refinements of estimates related to final lease negotiations with the El Rio Grande landlord, partially offset by operating losses incurred during the 26-week period prior to closure.
(c) Represents the gain recognized in connection with the early termination of the Company's lease for the Tampa Food Court at The Hard Rock Hotel and Casino.
(d) Represents a non-cash impairment charge to write off the remaining balance of goodwill during the 13 weeks ended March 29, 2025.
The following table summarizes the significant components of the Company’s operating results for the 13 weeks ended March 28, 2026 and March 29, 2025:

	13 Weeks Ended		Variance		26 Weeks Ended		Variance
	March 28, 2026	March 29, 2025	$	%	March 28, 2026	March 29, 2025	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$36,148	$39,123	$(2,975)	-7.6%	$76,394	$83,566	$(7,172)	-8.6%
Other revenue	436	602	(166)	-27.6%	939	1,148	(209)	-18.2%
Total revenues	36,584	39,725	(3,141)	-7.9%	77,333	84,714	(7,381)	-8.7%
COSTS AND EXPENSES:
Food and beverage cost of sales	10,398	11,484	(1,086)	-9.5%	21,061	23,591	(2,530)	-10.7%
Payroll expenses	13,647	14,415	(768)	-5.3%	27,856	30,823	(2,967)	-9.6%
Occupancy expenses	6,170	5,536	634	11.5%	11,849	11,684	165	1.4%
Other operating costs and expenses	5,076	5,584	(508)	-9.1%	10,393	11,384	(991)	-8.7%
General and administrative expenses	2,368	3,322	(954)	-28.7%	5,544	6,470	(926)	-14.3%
Depreciation and amortization	582	701	(119)	-17.0%	1,193	1,479	(286)	-19.3%
(Gain) loss on closure of El Rio Grande	—	(140)	140	N/A	—	5	(5)	N/A
Gain on termination of Tampa Food Court lease	—	—	—	N/A	—	(5,235)	5,235	N/A
Goodwill impairment	—	3,440	(3,440)	N/A	—	3,440	(3,440)	N/A
Total costs and expenses	38,241	44,342	(6,101)	-13.8%	77,896	83,641	(5,745)	-6.9%
OPERATING INCOME (LOSS)	$(1,657)	$(4,617)	$2,960	64.1%	$(563)	$1,073	$(1,636)	-152.5%

Revenues
During the 13- and 26-week periods ended March 28, 2026, revenues decreased 7.9% and 8.7%, respectively, as compared to revenues for the 13- and 26-week periods ended March 29, 2025. We attribute this decrease primarily to the decreases in same-store sales discussed below and the closures of El Rio Grande and the Tampa Food Court.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased 7.6% during the 13 weeks ended March 28, 2026 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	March 28, 2026	March 29, 2025	$	%
	(in thousands)
Las Vegas	$13,048	$13,975	$(927)	-6.6%
New York	3,542	4,040	(498)	-12.3%
Washington, D.C.	1,120	1,377	(257)	-18.7%
Atlantic City, NJ	604	677	(73)	-10.8%
Alabama	3,525	3,453	72	2.1%
Florida	14,218	15,512	(1,294)	-8.3%
Same-store sales	36,057	39,034	$(2,977)	-7.6%
Other	91	89
Food and beverage sales	$36,148	$39,123
Same-store sales in Las Vegas decreased 6.6%, which we attribute primarily to lower revenues at our America property as a result of partial closure for renovations. Same-store sales in New York decreased 12.3%, which we attribute primarily to decreases in both catering and a la carte revenue at the Bryant Park Grill and the Bryant Park Café as a result of the negative publicity related to our dispute with the landlord combined with an unusually cold and snowy winter in the northeast. Same-store sales in Washington, D.C. decreased 18.7%, which we attribute primarily to lower headcounts as a result of decreased customer traffic at the complex where we are located. Same-store sales in Atlantic City, NJ decreased 10.8%, which we attribute primarily to lower than expected customer traffic at the property where we are located. Same-store sales in Alabama increased 2.1%, which we attribute primarily to better-than-expected customer traffic. Same-store sales in Florida decreased 8.3%, which we attribute primarily to lower headcounts from increased competition.
On a Company-wide basis, same-store sales decreased 7.5% during the 26 weeks ended March 28, 2026 as compared to the same period of last year as follows:

	26 Weeks Ended		Variance
	March 28, 2026	March 29, 2025	$	%
	(in thousands)
Las Vegas	$26,408	$28,254	$(1,846)	-6.5%
New York	13,061	15,201	(2,140)	-14.1%
Washington, D.C.	3,235	3,392	(157)	-4.6%
Atlantic City, NJ	1,074	1,230	(156)	-12.7%
Alabama	6,671	6,743	(72)	-1.1%
Florida	24,650	26,340	(1,690)	-6.4%
Same-store sales	75,099	81,160	$(6,061)	-7.5%
Other	1,295	2,406
Food and beverage sales	$76,394	$83,566
Same-store sales in Las Vegas decreased 6.5%, which we attribute primarily to lower revenues at our America property as a result of partial closure for renovations and lower visitor counts in Las Vegas. Same-store sales in New York decreased 14.1%, which we attribute primarily to decreases in both catering and a la carte revenue at the Bryant Park Grill and the Bryant Park Café as a result of the negative publicity related to our dispute with the landlord. Same-store sales in Washington, D.C. decreased 4.6%, which we attribute primarily to lower headcounts as a result of decreased customer traffic at the complex where we are located. Same-store sales in Atlantic City, NJ decreased 12.7%, which we attribute primarily to lower than expected customer traffic at the property where we are located. Same-store sales in Alabama decreased 1.1%, which we attribute primarily to lower customer traffic in the first quarter as a result of economic pressures on the customers who frequent our properties offset by better-than-expected customer traffic in the second quarter. Same-store sales in Florida decreased 6.4%, which we attribute primarily to lower headcounts from increased competition. Other food and beverage sales consist of sales related to properties that were closed.
Costs and Expenses
Costs and expenses for the 13 and 26 weeks ended March 28, 2026 and March 29, 2025 were as follows (in thousands):

	13 Weeks Ended March 28, 2026	% to Total Revenues	13 Weeks Ended March 29, 2025	% to Total Revenues	Increase (Decrease)		26 Weeks Ended March 28, 2026	% to Total Revenues	26 Weeks Ended March 29, 2025	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$10,398	28.4%	$11,484	28.9%	$(1,086)	-9.5%	$21,061	27.2%	$23,591	27.8%	$(2,530)	-10.7%
Payroll expenses	13,647	37.3%	14,415	36.3%	(768)	-5.3%	27,856	36.0%	30,823	36.4%	(2,967)	-9.6%
Occupancy expenses	6,170	16.9%	5,536	13.9%	634	11.5%	11,849	15.3%	11,684	13.8%	165	1.4%
Other operating costs and expenses	5,076	13.9%	5,584	14.1%	(508)	-9.1%	10,393	13.4%	11,384	13.4%	(991)	-8.7%
General and administrative expenses	2,368	6.5%	3,322	8.4%	(954)	-28.7%	5,544	7.2%	6,470	7.6%	(926)	-14.3%
Depreciation and amortization	582	1.6%	701	1.8%	(119)	-17.0%	1,193	1.5%	1,479	1.7%	(286)	-19.3%
(Gain) loss on closure of El Rio Grande	—	—%	(140)	(0.4)%	140	N/A	—	—%	5	—%	(5)	N/A
Gain on termination of Tampa Food Court lease	—	—%	—	—%	—	N/A	—	—%	(5,235)	-6.2%	5,235	N/A
Goodwill impairment	—	—%	3,440	8.7%	(3,440)	N/A	—	—%	3,440	4.1%	(3,440)	-100.0%
Total costs and expenses	$38,241		$44,342		$(2,661)		$77,896		$83,641		$(2,305)

Food and beverage costs as a percentage of total revenues for the 13 and 26 weeks ended March 28, 2026 decreased as compared with the same period of last year as a result of targeted menu engineering.

Payroll expenses as a percentage of total revenues for the 13 weeks ended March 28, 2026 increased as compared with the same period of last year as a result of minimum wage increases. Payroll expenses as a percentage of total revenues for the 26 weeks ended March 28, 2026 decreased as compared with the same period of last year as a result of better shift management of related overtime hours and lower performance bonuses in the current year, partially offset by minimum wage increases.

Occupancy expenses as a percentage of total revenues for the 13 weeks ended March 28, 2026 increased as compared with the same period of last year primarily as a result of one-time, non-recurring prepaid rent write-off in the amount of $566,000 related to the Bryant Park Grill and the Bryant Park Café as discussed above. Occupancy expenses as a percentage of total revenues for the 26 weeks ended March 28, 2026 increased as compared with the same period of last year primarily as a result of one-time, non-recurring prepaid rent write-off in the amount of $566,000 related to the Bryant Park Grill and the Bryant Park Café as discussed above partially offset by lower percentage rents as a result of the sales decreases discussed above.

Other operating costs and expenses as a percentage of total revenues for the 13 and 26 weeks ended March 28, 2026 stayed relatively consistent compared to the same period of last year primarily as a result of implementing a credit card surcharge partially offset by higher costs as a result of inflation.

General and administrative expenses (which relate solely to the corporate office in New York City and are relatively fixed) for the 13 and 26 weeks ended March 28, 2026 decreased as compared to the same periods of last year primarily as a result of lower commissions and bonus accruals and lower consulting fees related to the Bryant Park Grill and the Bryant Park Café litigation.

Depreciation and amortization expense for the 13 and 26 weeks ended March 28, 2026 decreased as compared to the same periods of last year primarily as a result of certain assets becoming fully depreciated and the removal of assets associated with the Tampa Food Court.

Loss on Closure of El Rio Grande
In October 2024, the Company advised the landlord of El Rio Grande we would be terminating the lease and closing the property permanently. In connection with this notification, the Company recorded a loss of $876,000 during the year ended September 28, 2024. The property closed permanently on January 3, 2025 and was vacated and delivered to the landlord on April 30, 2025. During the 13 weeks ended March 29, 2025, the Company recognized a gain of $140,000 as a result of refinements of estimates related to final negotiations with the landlord. During the 26 weeks ended March 29, 2025, the Company recognized a loss in the amount of $5,000 as a result of additional operating losses during the 13 weeks ended December 28, 2024 in the amount of $145,000 offset by the above refinements of estimates.
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

During the three months ended March 29, 2025, the Company identified a triggering event in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Update ("ASU") 350-20, “Intangibles—Goodwill and Other,” primarily related to a decline in the Company's stock price in the second quarter of fiscal 2025 and the continued uncertainty related to the expiration of the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park leases (see Note 8 - Commitments and Contingencies). As a result, the Company performed an interim quantitative impairment test and based on the results of the assessment, the fair value of our equity was determined to be less than its carrying amount. Accordingly, the Company recognized a non-cash impairment charge of the remaining balance of its goodwill in the amount of $3,440,000 in our consolidated condensed statements of operations for the 13 and 26 weeks ended March 29, 2025. The Company did not record any impairment to its goodwill during the 13 and 26 weeks ended March 28, 2026.
Liquidity and Capital Resources

Our primary source of capital has been cash provided by operations and, in recent years, bank and other borrowings to finance specific transactions, acquisitions and large remodeling projects. We have utilized cash generated from operations to fund the cost of developing and opening new restaurants and smaller remodeling projects of existing restaurants we own. Consistent with many other restaurant operators, we typically use operating lease arrangements for our restaurants. In recent years we have been able to acquire the underlying real estate at several locations along with the restaurant operation. We believe that our operating lease arrangements provide appropriate leverage of our capital structure in a financially efficient manner.

As of March 28, 2026, we had cash and cash equivalents of $11,487,000, total debt of $7,553,000 (including $5,000,000 outstanding under our revolving credit facility) and a working capital deficit of $2,483,000 as compared with a working capital deficit of $5,377,000 at September 27, 2025. The Credit Agreement provides for maximum permitted obligations of $20,000,000, inclusive of all outstanding promissory notes. As of March 28, 2026, total obligations outstanding under the Credit Agreement were $7,553,000, comprised of $5,000,000 in revolving borrowings and $2,553,000 in outstanding term notes. Accordingly, as of March 28, 2026, we had approximately $12,400,000 of additional borrowing capacity available under the Credit Agreement, subject to continued compliance with the financial covenants thereunder.

We expect additional capital expenditures for fiscal 2026 to be approximately $4,000,000, primarily related to required leasehold improvements, maintenance capital expenditures at existing locations, and completion of renovation commitments in Las Vegas. We anticipate funding these expenditures through a combination of cash on hand, including the recent borrowings under our revolving credit facility.

Our anticipated cash requirements over the next twelve months include, among other things, operating expenses, debt service obligations, lease payments, and planned capital expenditures. We expect these obligations to be funded through cash generated from operations, existing cash balances, and available borrowings under our credit facility.

Based on our current operating plan and financial projections, we believe that our existing cash and cash equivalents, together with availability under our revolving credit facility, will be sufficient to meet our working capital requirements, capital expenditures, and debt service obligations for at least the next twelve months; however, our liquidity could be adversely affected by, among other factors, the outcome of the Bryant Park Grill and the Bryant Park Café and The Porch at Bryant Park lease dispute, compliance with financial covenants under our credit facility, and general economic conditions impacting our operating results.

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
Cash Flows for 26 Weeks Ended March 28, 2026 and March 29, 2025
Net cash used in operating activities increased by $783,000 period-over-period, from $734,000 for the 26 weeks ended March 29, 2025 to $1,517,000 for the 26 weeks ended March 28, 2026. This increase resulted primarily from two factors: (i) a $341,000 increase in accounts receivable balances, reflecting the timing of collections from hotel operators and credit card processors at period end, and (ii) a $1,120,000 decrease in customer advance deposits on catered events, reflecting lower forward bookings compared to the prior year period. These unfavorable changes were partially offset by reductions in payroll-related accruals and other operating expenses compared to the prior year period.
Net cash used in investing activities for the 26 weeks ended March 28, 2026 was $1,980,000 as compared to net cash provided by investing activities of $4,626,000 in the same period as last year. This decrease resulted primarily from the payment received in connection with the termination of our Tampa Food Court lease in the prior period, partially offset by higher capital expenditures in connection with the renovation of our America property in Las Vegas.
Net cash provided by financing activities for the 26 weeks ended March 28, 2026 was $3,660,000 as compared to net cash used by financing activities of $3,041,000 in the same period as last year. This increase resulted primarily from a $5,000,000 borrowing under our revolving facility and the lower distribution payments to non-controlling interests in the current period.
Recent Developments

Bryant Park Litigation

As further described above in the “Overview” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report, the Company's agreements with the Bryant Park Corporation for the Bryant Park Grill and the Bryant Park Café expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025.
As of the date of this filing, we continue to operate the above properties and intend to do so until we are either awarded the lease extensions or ordered to vacate the premises. The underlying lawsuit filed by the Company to protect its rights continues, and we will pursue all available options to protect the Company's interests.

Management, after consultation with legal counsel, is unable to predict the outcome of this matter at this time. While the outcome of these proceedings cannot be predicted with certainty, the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park, collectively, accounted for $10.3 million and $12.7 million of our total revenues for the 26 weeks ended March 28, 2026 and March 29, 2025, respectively, which represented approximately 13.3% and 15.0% of our total revenue for such periods, respectively.
The uncertainty related to this dispute has had, and is expected to continue to have, a material adverse impact on our business, financial condition, and results of operations and will continue to do so while the dispute is litigated and if we are unable to prevail in the above actions and/or are unable to extend or renew these leases on favorable terms, if at all.

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

In January 2026, the New Jersey Senate Government, Wagering, Tourism & Historic Preservation Committee proposed a constitutional amendment to allow the legislature to authorize casino gambling at both the Monmouth Park and Meadowlands Racetracks. Such amendment will require a three-fifths vote in both legislative chambers followed by a voter referendum in a general election before becoming law. To date, no vote on this amendment has been scheduled by the state legislature; however, the deadline for submission of proposed amendments to the State of New Jersey Constitution to be voted upon at the November 2026 general election is August 3, 2026. If this were to happen and the voting results were favorable, NMR could possibly open a temporary facility in early 2027 and a permanent one by 2028.

The Company’s investment in NMR is subject to a high degree of uncertainty. Any potential future expansion of gaming operations at the Meadowlands, including the approval of casino gaming, would require legislative action, voter approval and regulatory approvals, none of which are within the Company’s control and none of which can be assured. The realization of any potential benefit from this investment is dependent on factors that are inherently uncertain and may not occur within a predictable timeframe, if at all. In addition, NMR may require significant additional capital in connection with any future development efforts, including funding for potential referendum-related activities. To the extent the Company does not participate in such funding, or if NMR raises capital from third parties, the Company’s ownership interest may be diluted.

If the contemplated expansion of gaming operations is not approved or is delayed, the value of the investment will continue to be based solely on NMR’s existing operations, which may not support the current carrying value of the investment. In such circumstances, the Company may be required to evaluate the investment for impairment, and any resulting charge could be material.

The Company does not rely on NMR to fund its operations, meet its liquidity needs or drive its near-term financial performance.
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”) which originally matured on June 1, 2025. On May 29, 2025, the Company entered into an Omnibus Amendment to the Credit Agreement which: (i) extended the maturity date of the Credit Agreement to June 1, 2028, (ii) amended the terms of the outstanding promissory notes, (iii) reduced the maximum permitted obligations outstanding under the Credit Agreement from $30,000,000 to $20,000,000 (including the outstanding promissory notes), (iv) increased the minimum tangible net worth covenant from $22,000,000 to $28,000,000, which was subsequently amended to $25,000,000 on March 28, 2026, and (v) removed the annual net income covenant. Advances and loans under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the facility. As of March 28, 2026, borrowings of $5,000,000 were outstanding under our revolving facility under our Credit Agreement. As of March 28, 2026, the weighted average interest on the outstanding BHBM indebtedness was approximately 7.3%.
Borrowings and all other obligations under the Credit Agreement, which include the promissory notes as discussed in Note 7 of the consolidated condensed financial statements, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company. The Credit Agreement also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts and maintain a minimum fixed charge coverage ratio. The Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Credit Agreement as of March 28, 2026.
Cash Flow Outlook
Other than the status of the Bryant Park Grill and the Bryant Park Café and The Porch at Bryant Park, we are not aware of any other trends or events that would materially affect our capital requirements or liquidity. We believe that our existing cash balances, internal cash-generating capabilities and current banking facilities are sufficient to finance our capital expenditures, debt maturities and other operating activities for at least the next 12 months.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 28, 2026 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Insider Trading Arrangements and Policies

During the second quarter of 2026, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

Date:	May 12, 2026

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)