Form 10-Q
period 2026-06-27
ARK RESTAURANTS CORP
filed 2026-08-11
CIK 779544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
As of August 7, 2026, there were 3,606,157 shares of the registrant's common stock outstanding.

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
•the outcome of our appeal of the trial court’s grant of summary judgment in favor of the landlord and the related order of ejectment with respect to the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park, and the requirement that we vacate those premises and cease operations at those locations upon the expiration of the court-ordered stay of enforcement, currently expected to occur on or about October 16, 2026, unless the court’s decisions are reversed on appeal or the stay is extended or further relief is obtained;
•our ability to realize the expected benefits associated with our investment in the New Meadowlands Racetrack LLC, if at all, including the timing and outcome of any future legislative action and voter referendum concerning casino gaming at the Meadowlands (no referendum on which will occur in 2026), the potential dilution of our interest in connection with any future capital raising by NMR, and the potential for a material impairment of the investment;
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

Part I. Financial Information
Item 1. Consolidated Condensed Financial Statements

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (In Thousands, Except Per Share Amounts)

	June 27, 2026	September 27, 2025
	(unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,492	$11,324
Accounts receivable	2,355	1,989
Employee receivables	99	136
Inventories	2,234	2,016
Prepaid and refundable income taxes	356	349
Prepaid expenses and other current assets	1,542	2,029
Total current assets	16,078	17,843
FIXED ASSETS - Net	31,605	29,168
OPERATING LEASE RIGHT-OF-USE ASSETS - Net	68,108	73,358
TRADEMARKS	4,220	4,220
INTANGIBLE ASSETS - Net	—	13
INVESTMENT IN AND RECEIVABLE FROM NEW MEADOWLANDS RACETRACK	6,736	6,743
OTHER ASSETS	2,158	2,158
TOTAL ASSETS	$128,905	$133,503

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$4,521	$4,483
Accrued expenses and other current liabilities	9,181	10,805
Current portion of operating lease liabilities	6,502	6,439
Current portion of notes payable	285	1,493
Total current liabilities	20,489	23,220
OPERATING LEASE LIABILITIES, LESS CURRENT PORTION	70,434	75,785
NOTES PAYABLE, LESS CURRENT PORTION, net of deferred financing costs	6,765	2,024
DEFERRED INCOME TAXES	328	360
TOTAL LIABILITIES	98,016	101,389
COMMITMENTS AND CONTINGENCIES
EQUITY:
Common stock, par value $0.01 per share - authorized, 10,000 shares; issued and outstanding, 3,606 shares at June 27, 2026 and September 27, 2025	36	36
Additional paid-in capital	14,037	13,989
Retained earnings	17,442	18,701
Total Ark Restaurants Corp. shareholders’ equity	31,515	32,726
NON-CONTROLLING INTERESTS	(626)	(612)
TOTAL EQUITY	30,889	32,114
TOTAL LIABILITIES AND EQUITY	$128,905	$133,503

See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited) (In Thousands, Except Per Share Amounts)

	13 Weeks Ended		39 Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
REVENUES:
Food and beverage sales	$40,309	$42,937	$116,703	$126,503
Other revenue	572	778	1,511	1,925
Total revenues	40,881	43,715	118,214	128,428
COSTS AND EXPENSES:
Food and beverage cost of sales	11,257	12,060	32,318	35,650
Payroll expenses	15,314	15,280	43,169	46,103
Occupancy expenses	5,131	5,444	16,980	17,128
Other operating costs and expenses	5,940	6,038	16,334	17,422
General and administrative expenses	2,779	2,822	8,323	9,292
Depreciation and amortization	601	964	1,794	2,443
Gain on closure of El Rio Grande	—	(178)	—	(173)
Gain on termination of Tampa Food Court lease	—	—	—	(5,235)
Impairment losses on right-of-use and long- lived assets	—	4,700	—	4,700
Goodwill impairment	—	—	—	3,440
Total costs and expenses	41,022	47,130	118,918	130,770
OPERATING LOSS	(141)	(3,415)	(704)	(2,342)
OTHER (INCOME) EXPENSE:
Interest expense	143	101	276	327
Interest income	(33)	(11)	(55)	(33)
Gain on sales of condominiums	—	(391)	(135)	(391)
Total other (income) expense, net	110	(301)	86	(97)
LOSS BEFORE PROVISION FOR INCOME TAXES	(251)	(3,114)	(790)	(2,245)
Provision for income taxes	10	81	62	5,019
CONSOLIDATED NET LOSS	(261)	(3,195)	(852)	(7,264)
Net income attributable to non-controlling interests	(86)	(259)	(407)	(2,284)
NET LOSS ATTRIBUTABLE TO ARK RESTAURANTS CORP.	$(347)	$(3,454)	$(1,259)	$(9,548)

NET LOSS ATTRIBUTABLE TO ARK RESTAURANTS CORP. PER COMMON SHARE:
Basic	$(0.10)	$(0.96)	$(0.35)	$(2.65)
Diluted	$(0.10)	$(0.96)	$(0.35)	$(2.65)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	3,606	3,605	3,606	3,605
Diluted	3,606	3,605	3,606	3,605
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands)

For the 13 weeks ended June 27, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - March 28, 2026	3,606	$36	$14,053	$17,789	$31,878	$(573)	$31,305
Net income (loss)	—	—	—	(347)	(347)	86	(261)
Stock-based compensation activity	—	—	(16)	—	(16)	—	(16)
Distributions to non-controlling interests	—	—	—	—	—	(139)	(139)
BALANCE - June 27, 2026	3,606	$36	$14,037	$17,442	$31,515	$(626)	$30,889

For the 39 weeks ended June 27, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 27, 2025	3,606	$36	$13,989	$18,701	$32,726	$(612)	$32,114
Net income (loss)	—	—	—	(1,259)	(1,259)	407	(852)
Stock-based compensation activity	—	—	48	—	48	—	48
Distributions to non-controlling interests	—	—	—	—	—	(421)	(421)
BALANCE - June 27, 2026	3,606	$36	$14,037	$17,442	$31,515	$(626)	$30,889
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN EQUITY (unaudited) (In Thousands)

For the 13 weeks ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - March 29, 2025	3,606	$36	$14,036	$24,073	$38,145	$(594)	$37,551
Net income (loss)	—	—	—	(3,454)	(3,454)	259	(3,195)
Stock-based compensation activity	—	—	(21)	—	(21)	—	(21)
Distributions to non-controlling interests	—	—	—	—	—	(146)	(146)
BALANCE - June 28, 2025	3,606	$36	$14,015	$20,619	$34,670	$(481)	$34,189

For the 39 weeks ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Ark Restaurants Corp. Shareholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount

BALANCE - September 28, 2024	3,604	$36	$13,934	$30,167	$44,137	$(496)	$43,641
Net income (loss)	—	—	—	(9,548)	(9,548)	2,284	(7,264)
Exercise of stock options	2	—	21	—	21	—	21
Stock-based compensation activity	—	—	60	—	60	—	60
Distributions to non-controlling interests	—	—	—	—	—	(2,269)	(2,269)
BALANCE - June 28, 2025	3,606	$36	$14,015	$20,619	$34,670	$(481)	$34,189
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited) (In Thousands)

	39 Weeks Ended
	June 27, 2026	June 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(852)	$(7,264)
Adjustments to reconcile consolidated net loss to net cash (used in) provided by operating activities:
Stock-based compensation activity	48	60
Deferred income taxes	(32)	4,799
Accrued interest on note receivable from NMR	7	(34)
Depreciation and amortization	1,794	2,443
Amortization of lease liabilities	(38)	308
Amortization of deferred financing costs	26	45
Gain on closure of El Rio Grande	—	(173)
Gain on termination of Tampa Food Court lease	—	(5,235)
Impairment losses on right-of-use and long-lived assets	—	4,700
Goodwill impairment	—	3,440
Gain on sales of condominiums	(135)	(391)
Changes in operating assets and liabilities:
Accounts receivable	(366)	455
Inventories	(218)	169
Prepaid, refundable and accrued income taxes	(7)	50
Prepaid expenses and other current assets	487	(466)
Other assets	—	5
Accounts payable - trade	38	(154)
Accrued expenses and other current liabilities	(1,624)	(1,638)
Net cash (used in) provided by operating activities	(872)	1,119

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(4,464)	(1,625)
Loans and advances made to employees	(14)	(8)
Payments received on employee receivables	51	114
Proceeds from sales of condominiums	381	829
Payment received in connection with termination of Tampa Food Court lease	—	5,500
Investment in NMR	—	(148)
Net cash (used in) provided by investing activities	(4,046)	4,662

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable	(1,493)	(1,376)
Borrowings under credit facility	5,000	—
Payment of debt financing costs	—	(105)
Proceeds from issuance of stock upon exercise of stock options	—	21
Distributions to non-controlling interests	(421)	(2,269)
Net cash provided by (used in) financing activities	3,086	(3,729)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,832)	2,052
CASH AND CASH EQUIVALENTS, Beginning of period	11,324	10,273
CASH AND CASH EQUIVALENTS, End of period	$9,492	$12,325

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$256	$286
Income taxes	$102	$169
See notes to consolidated condensed financial statements.

ARK RESTAURANTS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS June 27, 2026 (Unaudited)
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
COMPREHENSIVE INCOME (LOSS) — Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For all periods presented in these consolidated condensed financial statements, the Company had no components of other comprehensive income or loss. Accordingly, comprehensive loss equals net loss for each of the 13-week and 39-week periods ended June 27, 2026 and June 28, 2025, and no separate statement of comprehensive income (loss) has been presented.
PRINCIPLES OF CONSOLIDATION — The consolidated condensed financial statements include the accounts of Ark Restaurants Corp. and all of its wholly-owned subsidiaries, partnerships and other entities in which it has a controlling interest, collectively herein referred to as the “Company”.
USE OF ESTIMATES — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates are used for, but are not limited to: (i) projected cash flows related to asset impairments, including intangibles, (ii) income tax valuation allowances for deferred tax assets, (iii) allowances for potential credit losses on receivables, (iv) assumptions regarding discount rates related to lease accounting, (v) the useful lives and recoverability of our long-lived assets, such as fixed assets and intangibles, (vi) fair values of financial instruments, (vii) share-based compensation, (viii) estimates made in connection with acquisition purchase price allocations, (ix) uncertain tax positions, and (x) determining when investment impairments are other-than-temporary. The Company’s accounting estimates require the use of judgment as future events and the effect of these events cannot be predicted with certainty. The accounting estimates may change as new events occur, as more experience is acquired and as more information is obtained. The Company evaluates and updates assumptions and estimates on an ongoing basis and may use outside experts to assist in the Company’s evaluation, as considered necessary. Because of the uncertainty in such estimates, actual results may differ from these estimates. The results of operations for the 13 and 39 weeks ended June 27, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the year ending October 3, 2026.
NON-CONTROLLING INTERESTS — Non-controlling interests represent capital contributions from, distributions to and income and loss attributable to the shareholders of less than wholly-owned and consolidated entities.
SEASONALITY — The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach mitigates some of this risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington D.C. (January, February and March), is the poorest performing quarter; however, this is partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park in New York and Sequoia in Washington, D.C. (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoors and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.
As discussed in Note 8 - Commitments and Contingencies, the Company is currently operating the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park pursuant to a court-ordered stay of an order of ejectment, which is currently expected to expire on or about October 16, 2026, a date that falls within the first quarter of our fiscal year 2027. Unless the Court’s decisions are reversed on appeal or the stay is extended or further relief is obtained, the Company will be required to vacate these premises and cease operations at these locations upon the expiration of the stay. Because these locations have historically been among the most significant contributors to our peak warm-weather results, the loss of these operations would both reduce our overall revenues and increase the seasonality of our remaining business, as the seasonal strength these locations have historically provided would no longer be available to offset the weaker performance of our other locations during the winter months.
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
As of June 27, 2026 and September 27, 2025, the Company had accounts receivable balances due from one hotel operator totaling 28% and 29% of total accounts receivable, respectively.
For the each of 13-week periods ended June 27, 2026 and June 28, 2025, the Company made purchases from two vendors that in the aggregate accounted for 26% and 20% of total purchases, respectively. For the 39-week periods ended June 27, 2026 and June 28, 2025, the Company made purchases from one vendor that accounted for 11% of total purchases in both periods. No other vendor accounted for 10% or more of total purchases during any period presented.
As of June 27, 2026, all debt outstanding is with one lender (see Note 7 – Notes Payable).
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
During the 13 weeks ended June 28, 2025, impairment indicators were identified at our Sequoia property located in Washington, D.C. due to lower than expected operating results. Accordingly, the Company tested the recoverability of Sequoia's ROU and long-lived assets and concluded they were not recoverable. Based on a discounted cash flow analysis, the Company recognized impairment charges of $2,940,000 and $1,760,000 during the 13 weeks ended June 28, 2025 related to Sequoia's ROU and long-lived assets, respectively.
The Company performed a triggering-event assessment as of June 27, 2026 and concluded that no events or changes in circumstances indicated that the carrying amount of its long-lived assets or ROU assets may not be recoverable. Accordingly, no impairment charges were recognized related to long-lived assets and ROU assets during the 13 and 39 weeks ended June 27, 2026. The ROU assets related to the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park were fully amortized upon the expiration of the related agreements during the year ended September 27, 2025. The long-lived assets that are not fully depreciated at those locations, consisting of furniture, fixtures and equipment that can be redeployed to other Company locations, have a de minimis net book value. Accordingly, the Company does not have material long-lived asset or ROU asset exposure at those locations that would be subject to impairment as a result of the matters described in Note 8 — Commitments and Contingencies. In performing this assessment, the Company also considered the operating results of its Sequoia restaurant in Washington, D.C., for which impairment charges were recognized during the 13 weeks ended June 28, 2025, and concluded that estimated undiscounted cash flows over the remaining lease term exceeded the carrying value of the restaurant’s assets. Subsequent to the end of the quarter, on July 15, 2026, the Company entered into an amendment to the Sequoia lease that reduces the Company’s cash rent obligations during the Lease Restructure Term (see Note 6 — Leases). The Company will account for this lease modification, and will reassess the recoverability of Sequoia’s ROU and long-lived assets, during the fourth quarter of fiscal 2026, the period in which the amendment was executed. Given the inherent uncertainty in projecting results of operations, the Company will continue to monitor the recoverability of the carrying value of the assets of Sequoia and several restaurants on an ongoing basis. If expected performance is not realized, further impairment charges may be recognized in future periods, and such charges could be material.
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
Our impairment analysis for trademarks consists of a comparison of the fair value to the carrying value of the assets. This comparison is made based on a review of historical, current and forecasted sales and profit levels, as well as a review of any factors that may indicate potential impairment. During the 13 and 39 weeks ended June 27, 2026 and June 28, 2025, the Company did not record any impairment charges related to its trademarks.
REVENUE RECOGNITION — We recognize revenue upon the satisfaction of our performance obligation by transferring control over a product or service to a restaurant guest or other customer. Revenues from restaurant operations are presented net of discounts, coupons, employee meals and complimentary meals and recognized when food, beverage and retail products are sold. Sales tax collected from customers is excluded from sales and the obligation is included in sales tax payable until the taxes are remitted to the appropriate taxing authorities. Catering service revenue is generated through contracts with customers whereby the customer agrees to pay a contract rate for the service. Revenues from catered events are recognized in income upon satisfaction of the performance obligation (the date the event is held) and all customer payments, including nonrefundable upfront deposits, are deferred as a contract liability until such time. We recognized $3,353,000 and $3,076,000 in catering services revenue for the 13-week periods ended June 27, 2026 and June 28, 2025, respectively, and $10,606,000 and $10,794,000 for the 39-week periods ended June 27, 2026 and June 28, 2025, respectively. Unearned revenue, which is included in accrued expenses and other current liabilities on the consolidated condensed balance sheets, as of June 27, 2026 and September 27, 2025 was $2,829,000 and $4,265,000, respectively.
Revenues from gift cards are deferred and recognized upon redemption. Deferrals are not reduced for potential non-use as we generally have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions in which they are sold. As of June 27, 2026 and September 27, 2025, the total liability for gift cards in the amounts of approximately $464,000 and $438,000, respectively, are included in accrued expenses and other current liabilities in the consolidated condensed balance sheets.
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
SEGMENT REPORTING — As of June 27, 2026, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States. Each restaurant and fast food concept is an operating component, because discrete financial information is available for each location and those operating results are regularly reviewed by the Company’s chief operating decision maker to allocate resources and assess performance. The Company has aggregated these operating components into a single reportable segment because they have similar economic characteristics, including the nature of the products and services, the nature of the production processes, the type or class of customer, the methods used to distribute products and provide services, and the nature of the regulatory environment. See Note 12 — Segment Information.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS — For the fiscal year ended September 27, 2025, the Company adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in this update are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The disclosures required by ASU 2023-07 can be found in Note 12 - Segment Information of these consolidated financial statements.
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
No other new accounting pronouncements issued or effective as of June 27, 2026 have had or are expected to have a material impact on our consolidated financial statements.

2.    RECENT RESTAURANT EXPANSION AND OTHER DEVELOPMENTS
On June 24, 2022, the Company extended its lease for America at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2033. In connection with the extension, the Company has agreed to spend a minimum of $4,000,000 to materially refresh the premises by September 30, 2026, subject to further extensions as set out in the agreement. To date, approximately $5,000,000 has been spent on this refresh, the work is substantially complete and the majority of the location is open to customers. We expect to complete the work by the extended deadline.

On July 21, 2022, the Company extended its lease for the Village Eateries at the New York-New York Hotel and Casino in Las Vegas, NV through December 31, 2034. As part of this extension, the Broadway Burger Bar and Grill and Gonzalez y Gonzalez, were carved out of the Village Eateries footprint and the extended date for those two locations is December 31, 2033. In connection with the extension, the Company agreed to materially refresh all three of these premises. As part of this refresh, the Company opened a new concept called Lucky Pig in the Village Eateries at a cost of approximately $850,000. In addition, the Company spent an additional $950,000 on refreshing Broadway Burger Bar and Grill, Gonzalez y Gonzalez and other areas of the Village Eateries as required in the lease extensions.

Each of the above refresh obligations is to be consistent with designs approved by the landlord which shall not be unreasonably withheld. We will continue to pay all rent as required by the leases without abatement during construction. Note that our substantial completion of work set forth in plans approved by the landlord shall constitute our compliance with the requirements of the completion deadlines, regardless of whether or not the amount actually expended in connection therewith is less than the minimum. In connection with the above renovations, the Company made payments totaling $0 and $14,000 to the mother of Samuel Weinstein, the Co-Chief Operating Officer, for design services during the 13 weeks ended June 27, 2026 and June 28, 2025, respectively, and $14,000 and $48,000 during the 39 weeks ended June 27, 2026 and June 28, 2025, respectively.
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

During the 39 weeks ended June 27, 2026, the Company sold one of the 11 condominium units it owns at the Island Beach Resort in Jensen Beach, FL, which is adjacent to our Shuckers restaurant. In connection with the sale, the Company received net proceeds of $381,000 and recorded a gain of $135,000. The Company intends to sell the remaining 10 units subject to market forces.

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
During the 13 and 39 weeks ended June 27, 2026 and June 28, 2025, the Company did not receive any distributions from NMR.
Advances
On April 25, 2014, the Company loaned $1,500,000 to Meadowlands Newmark, LLC. The note bears interest at 3%, compounded monthly and added to the principal, and is due in its entirety on June 30, 2029. The note may be prepaid, in whole or in part, at any time without penalty or premium. The principal, net of repayments, and accrued interest related to this note in the amounts of $1,480,000 and $1,487,000 are included in Investment in and Receivable from New Meadowlands Racetrack in the consolidated condensed balance sheets at June 27, 2026 and September 27, 2025, respectively.

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
The Company’s maximum exposure to loss as a result of its involvement with AM VIE is limited to any receivable from AM VIE’s primary beneficiary. As of June 27, 2026 and September 27, 2025, $17,000 and $34,000 were due to AM VIE by NMR, respectively.
Recent Developments and Valuation
NMR has been actively pursuing a full casino license (including slots and table games like blackjack and roulette) to supplement its existing horse racing and sports betting operations. Any gaming license in the state of New Jersey outside of Atlantic City, including at the Meadowlands Racetrack, requires ratification of an amendment to the State of New Jersey constitution, followed by issuance of a license by the New Jersey Casino Control Commission. In January 2026, the New Jersey Senate Government, Wagering, Tourism & Historic Preservation Committee proposed a constitutional amendment to allow the legislature to authorize casino gambling at both the Monmouth Park and Meadowlands Racetracks. Such amendment will require a three-fifths vote in both legislative chambers followed by a voter referendum in a general election before becoming law. No vote on this amendment had been taken by the state legislature as of the date of this filing, which is beyond the August 3, 2026 deadline for submission of proposed amendments to the State of New Jersey Constitution to be voted upon at the November 2026 general election. As a result, the proposed amendment will not appear on the ballot, and no voter referendum on casino gaming at the Meadowlands will occur in 2026. The proposed amendment, or a similar amendment, may be placed on the ballot at a future general election, which could occur as early as November 2027 or in a subsequent general election; however, no assurance can be given as to whether or when the state legislature will approve such an amendment or a voter referendum will be held. If a referendum were ultimately held and the voting results were favorable, NMR could possibly open a temporary gaming facility within approximately one year following voter approval and a permanent facility within approximately two years thereafter, subject to the issuance of a license by the New Jersey Casino Control Commission and completion of any required development.
The Company believes that the voter referendum on the proposed constitutional amendment, if and when one is held, will be the most significant event in determining the ultimate realizability of the Company’s investment in NMR. If a referendum is held and the amendment is approved by voters, the Company believes the value of its investment would be supported by the potential expansion of gaming operations at the Meadowlands, subject to NMR obtaining a casino license and completing the required development. Conversely, if a referendum is held and the amendment is rejected by voters, or if the Company otherwise concludes that the approval of casino gaming at the Meadowlands is no longer reasonably possible, the value of the investment would be based solely on NMR’s existing operations, which may not support the current carrying value of the investment, and the Company would expect to record an impairment charge at that time, which could be material. The Company will continue to monitor legislative and other developments concerning gaming at the Meadowlands and will continue to evaluate the investment for impairment each reporting period.
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
The Company did not record any impairments during the 13 and 39 weeks ended June 27, 2026 and June 28, 2025. Any future changes in the carrying value of our investment in NMR will be reflected in earnings.

The Company does not rely on NMR to fund its operations, meet its liquidity needs or drive its near-term financial performance.

5.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	June 27, 2026	September 27, 2025
	(In thousands)
Sales tax payable	$733	$612
Accrued wages and payroll related costs	3,447	3,618
Customer advance deposits	2,829	4,265
Accrued occupancy and other operating expenses	2,172	2,310
	$9,181	$10,805

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
Upon taking possession of a leased asset, we determine its classification as an operating or finance lease. All of our real estate leases are classified as operating leases. We do not have any finance leases as of June 27, 2026. Generally, our real estate leases have initial terms ranging from 10 to 25 years and typically include renewal options. Renewal options are recognized as part of the ROU assets and lease liabilities if it is reasonably certain that at the date we enter into the lease we would exercise the options to extend the lease. Our real estate leases typically provide for fixed minimum rent payments and/or contingent rent payments based upon sales in excess of specified thresholds. When the achievement of such sales thresholds are deemed to be probable, variable lease expense is accrued in proportion to the sales recognized during the period. For operating leases that include rent holidays and rent escalation clauses, we recognize lease expense on a straight-line basis over the lease term from the date we take possession of the leased property. We record the straight-line lease expense and any contingent rent, if applicable, in occupancy expenses in the consolidated condensed statements of operations.
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
Subsequent to the end of the quarter, on July 15, 2026, the Company entered into an amendment to its Sequoia restaurant lease located in Washington, DC. The amendment provides for a two-year lease restructure period commencing April 1, 2026 and ending March 31, 2028 (the "Lease Restructure Term"), during which the Company will pay annual base rent of $1,350,000, payable in monthly installments of $112,500, in lieu of its obligations to pay base rent, percentage rent, its share of real estate taxes, and certain utility and miscellaneous billback charges otherwise required under the lease. During the Lease Restructure Term, the Company will also pay percentage rent equal to 10% of gross sales in excess of an annual breakpoint of $10,000,000. Upon expiration of the Lease Restructure Term, the contractual rent provisions of the existing lease will resume through the lease expiration date of November 30, 2034. The amendment also provides the landlord a termination right if the Company fails to achieve specified gross sales thresholds ($9,000,000 in the twelve months following the Lease Restructure Term and $10,000,000 in subsequent calendar years), exercisable upon not less than six months' prior written notice; the Company concluded that this provision did not change its assessment of the lease term as of the modification date.

The components of lease expense in the consolidated condensed statements of operations are as follows:

	13 Weeks Ended		39 Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(In thousands)		(In thousands)
Operating lease expense - occupancy expenses (1)	$3,233	$3,289	$9,700	$9,964
Operating lease expense - general and administrative expenses	125	121	367	363
Variable lease expense - occupancy expenses	721	775	2,991	2,730
Total lease expense	$4,079	$4,185	$13,058	$13,057
_________________________________
(1)    Includes short-term leases, which are immaterial.
Supplemental cash flow information related to leases:

	39 Weeks Ended
	June 27, 2026	June 28, 2025
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows related to operating leases	$12,522	$12,543
The weighted average remaining lease terms and discount rates are as follows:

	June 27, 2026	September 27, 2025
Operating leases:
Weighted average remaining lease term	10.3 years	10.9 years
Weighted average discount rate	6.4%	6.2%
The annual maturities of our lease liabilities as of June 27, 2026 are as follows:

Operating Leases
Fiscal Year Ending	(In thousands)
October 3, 2026	$2,834
October 2, 2027	11,146
September 30, 2028	11,232
September 29, 2029	11,117
September 28, 2030	10,823
Thereafter	57,041
Total future lease commitments	104,193
Less: imputed interest	(27,257)
Present value of lease liabilities	76,936
Less: Current maturities	(6,502)
Long-term portion	$70,434

7.    NOTES PAYABLE
Notes payable consist of the following:

	June 27, 2026	September 27, 2025
	(In thousands)
Promissory Note - Rustic Inn purchase	$2,117	$2,403
Promissory Note - JB's on the Beach purchase (1)	—	750
Promissory Note - Sequoia renovation (1)	—	456
Borrowings under Credit Agreement	5,000	—
	7,117	3,609
Less: Current maturities	(285)	(1,493)
Less: Unamortized deferred financing costs	(67)	(92)
Long-term portion	$6,765	$2,024
___________________________________________________________________________________________
(1) These notes were paid in full on June 1, 2026.
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”) which originally matured on June 1, 2025. On May 29, 2025, the Company entered into an Omnibus Amendment to the Credit Agreement which: (i) extended the maturity date of the Credit Agreement to June 1, 2028, (ii) amended the terms of the outstanding promissory notes as discussed below, (iii) reduced the maximum permitted obligations outstanding under the Credit Agreement from $30,000,000 to $20,000,000 (including the outstanding promissory notes), (iv) increased the minimum tangible net worth covenant from $22,000,000 to $28,000,000, which was subsequently amended to $25,000,000 on March 28, 2026, and (v) removed the annual net income covenant. Advances and loans under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or the Secured Overnight Financing Rate ("SOFR") plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the facility. As of June 27, 2026, revolving credit borrowings of $5,000,000 were outstanding under the Credit Agreement. As of June 27, 2026, the weighted average interest on the outstanding BHBM indebtedness was approximately 7.3%.
The Credit Agreement also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts and maintain a minimum fixed charge coverage ratio. The Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Credit Agreement as of June 27, 2026.
Borrowings and all other obligations under the Credit Agreement (including amounts outstanding under the existing term note (discussed below)) are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company.

The terms of outstanding promissory note are as follows as of June 27, 2026:
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
Deferred Financing Costs
Deferred financing costs incurred in the amount of $105,000 in connection with the above amendment are being amortized over the life of the agreements using the effective interest rate method and are included in interest expense. Deferred financing costs incurred in the amount of $304,000 related to the expired agreement were fully amortized as of September 27, 2025. Amortization expense of approximately $8,000 and $18,000 is included in interest expense for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively, and $26,000 and $45,000 for the 39 weeks ended June 27, 2026 and June 28, 2025, respectively.

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
Management has been working with outside advisors to assist the Company's efforts to ensure that the RFP awards process was both fair and transparent and to enforce the Company's right of first lease under the Company's lease agreements in connection with the Bryant Park Café. On March 28, 2025, the Company filed a complaint in New York State Supreme Court (the "New York Action"), alleging among other things, that the bid process conducted by the Landlord was defective, failed to comply with the provisions of the agreements underlying the Landlord’s right to operate Bryant Park and violated applicable law; that a lease was being awarded to a lower bidder with a limited, unsuccessful track record in the hospitality business; and that the award of the lease for the Café violated the Company's right of first lease. As part of the relief sought in the New York Action, the Company requested that the court declare that, under the circumstances presented, the Landlord was required to accept—and should have accepted — its submitted bids. The Company received from the Landlord a “notice to quit” the premises and for the Company to terminate its tenancy. On June 16, 2025, the Company filed an amended complaint in the New York Action, adding a cause of action for age discrimination by the Landlord in its selection of a new operator for the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park. On June 26, 2025, the Landlord filed counterclaims against the Company in the New York Action seeking, among other things, to eject the Company from the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park. On July 16, 2025, the Company moved to dismiss eight of the fourteen counterclaims filed by the Landlord. On July 29, 2025, the Landlord filed a motion to require the Company to make monthly use and occupancy payments in connection with the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park during the pendency of the case. On August 13, 2025, the Court issued a decision requiring the Company to make the use and occupancy payments demanded by the Landlord during the pendency of the case. Given that the Company had made and has continued to make all payments pursuant to the relevant leases while it continues to operate the restaurants, it did not substantively oppose the Landlord’s motion or appeal the Court's decision. On December 8, 2025, the Court dismissed the Landlord’s claims for declaratory judgment, unjust enrichment, and tortious interference. On January 9, 2026, the Landlord moved for summary judgment, seeking dismissal of the Company’s claims and judgment in its favor on its counterclaims for ejectment, breach of contract, and use and occupancy. The Company cross-moved for summary judgment, seeking judgment in its favor on its causes of action for enforcement of its right of first lease and its cause of action for age discrimination.

By decision and order dated June 18, 2026, and entered on June 22, 2026, the Court granted the Landlord’s motion for summary judgment, in part, and granted and denied the Company’s cross-motion, in part. The Court granted the Company’s motion for summary judgment on its breach of contract claim, ruling that the Company is entitled to damages to the extent it was harmed by the Landlord’s breach of the Company’s right of first lease. A trial will be held to determine the Company’s damages, with a pre-trial conference scheduled for September 22, 2026. The Court granted judgment in favor of the Landlord on its counterclaims for ejectment and use and occupancy. The Court ruled that the Company be ejected from the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park premises. On June 26, 2026, the Court issued judgment of ejectment with respect to the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park premises. Also on June 26, 2026, the Company filed a notice of appeal to the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, from the Court’s June 22, 2026 decision and order.

On June 30, 2026, the Company moved, by order to show cause, to fix an undertaking pursuant to CPLR 5519(a)(6) arguing that it has an automatic right to stay enforcement of the order of ejectment pending appeal of the Court's decision on the motions for summary judgment. In connection with that motion, the Court entered a temporary restraining order enjoining the Landlord and its agents from ejecting or evicting the Company, or otherwise disturbing the Company’s possession of the premises, pending argument of the motion. On July 1, 2026, the Landlord moved for leave to reargue that portion of the Court’s decision granting the Company summary judgment on its breach of contract claim based on the right of first lease. Following oral arguments held on July 16, 2026, the Court issued a decision and order dated July 16, 2026, and entered on July 17, 2026, granting the Company’s motion in part and staying enforcement of the order of ejectment for three months from the date of the decision and order (i.e., through on or about October 16, 2026), conditioned upon the Company: (i) filing an undertaking in the amount of $125,000 with the Clerk of the Court on or before July 23, 2026, and (ii) continuing to make the monthly use and occupancy payments previously ordered by the Court until the termination of the stay. Under the terms of the order, failure to timely file the undertaking would result in the stay being vacated, and if the Company fails to make the required use and occupancy payments, the Landlord may move on three days’ notice to vacate the stay. On July 21, 2026, the Company filed the required undertaking in the amount of $125,000 with the Clerk of the Court and filed a notice of compliance with the Court. The Company has continued to make the required use and occupancy payments. The Company intends to move in the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, to extend the current stay of enforcement of the order of ejectment beyond the three months to the pendency of the Company’s appeal of the Court’s June 22, 2026 summary judgment decision. On August 3, 2026, the Court denied the Landlord's motion to reargue that portion of the Court’s decision granting the Company summary judgment on its breach of contract claim based on the right of first lease.

As of the date of this filing, the Company continues to operate the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park pursuant to the stay described above and intends to do so while it pursues its appeal and all other available options to protect the Company’s interests. However, unless the Court’s decisions are reversed on appeal or the stay is extended or further relief is obtained, the Company will be required to vacate these premises and cease operations at these locations upon the expiration of the stay, currently expected to occur on or about October 16, 2026.

Management, after consultation with legal counsel, is unable to predict the outcome of the appeal or related proceedings at this time. The uncertainty related to this dispute has had, and is expected to continue to have, a material adverse impact on our business, financial condition, and results of operations. If the Company is unable to prevail on appeal and/or is otherwise unable to extend or renew these leases on favorable terms, if at all, the loss of these operations would have a material adverse impact on our business, financial condition, and results of operations. The Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park, collectively, accounted for $17.1 million and $19.7 million of our total revenues for the 39 weeks ended June 27, 2026 and June 28, 2025, respectively, which represented approximately 14.5% and 15.4% of our total revenue for such periods, respectively.
Historically, the Company has made rent payments related to the Bryant Park Grill and the Bryant Park Café based on prior year sales as required in the relevant agreements. As a result of the decline in sales due to the above litigation, such payments were in excess of the contractual minimums and were recorded as prepaid rent as they were expected to be applied against future lease obligations or otherwise recovered. However, based on the status of ongoing legal proceedings, and in consultation with external legal counsel, management determined that the prepaid rent balance was not probable of recovery. As a result, during the 13 weeks ended March 28, 2026, the Company recorded a charge of $566,000 to write off the amount of prepaid rent, which is included in occupancy expenses in the accompanying consolidated condensed statements of operations. Were the Company to prevail on appeal, it is possible these amounts could be recovered.
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
During the 39-week period ended June 27, 2026, no options to purchase shares of common stock were issued by the Company.
The Company also maintains a Section 162(m) Cash Bonus Plan. Under the Company's Section 162(m) Cash Bonus Plan, compensation paid in excess of $1,000,000 to any employee who is the chief executive officer or one of the three highest paid executive officers on the last day of that tax year (other than the chief executive officer or the chief financial officer) is not tax deductible.
A summary of stock option activity is presented below:

	2026
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Outstanding, beginning of period	387,250	$17.66	5.5 years
Options:
Granted	—
Exercised	—
Canceled or expired	(17,750)	$16.96
Outstanding and expected to vest, end of period	369,500	$17.69	4.8 years	$—
Exercisable, end of period	316,375	$18.24	4.3 years	$—
Shares available for future grant	360,000

Compensation cost charged to operations for the 13 weeks ended June 27, 2026 and June 28, 2025 for stock-based compensation programs was approximately $35,000 and $32,000, respectively, and total stock-based compensation activity for the 13 weeks ended June 27, 2026 and June 28, 2025 was ($16,000) and ($21,000), respectively, which includes reversal of stock-based compensation expense relating to forfeitures in the amounts of $51,000 and $53,000 for the 13 weeks ended June 27, 2026 and June 28, 2025, respectively.

Compensation cost charged to operations for the 39 weeks ended June 27, 2026 and June 28, 2025 for stock-based compensation programs was approximately $99,000 and $114,000, respectively, and total stock-based compensation activity for the 39 weeks ended June 27, 2026 and June 28, 2025 was $48,000 and $60,000, respectively, which includes reversal of stock-based compensation expense relating to forfeitures in the amounts of $51,000 and $54,000 for the 39 weeks ended June 27, 2026 and June 28, 2025, respectively.

Compensation cost recognized is classified as a general and administrative expense in the consolidated statements of operations.
As of June 27, 2026, there was approximately $160,000 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a period of 1.6 years.

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

The provision for income taxes for the 13 and 39 weeks ended June 27, 2026 was $10,000 and $62,000, respectively, and the effective tax rate was 4.0% and 7.8%, respectively. The effective tax rate differs from the federal statutory rate of 21% primarily as a result of a reduction in our valuation allowance, operating income attributable to non-controlling interests that is not taxable to the Company, and state and local taxes.

The provision for income taxes for the 13-weeks ended June 28, 2025 was $81,000 and the effective tax rate was 2.6%. The effective tax rate differs from the federal statutory rate of 21% primarily due to no tax benefit being provided on current year pre-tax operating losses. The provision for income taxes for the 39-weeks ended June 28, 2025 was $5,019,000 and the effective tax rate was 223.6%. The effective tax rates differed from the federal statutory rate of 21% primarily due to no tax benefit being provided on current year pre-tax operating losses and a discrete tax provision of $4,799,000 as the Company concluded that its net deferred tax assets were no longer realizable on a more-likely-than-not basis as the Company is now in a cumulative loss position due to the goodwill impairment recognized during the quarter.

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
A reconciliation of shares used in calculating earnings per basic and diluted share follows (amounts in thousands):

	13 Weeks Ended		39 Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Basic	3,606	3,605	3,606	3,605
Effect of dilutive securities:
Stock options	—	—	—	—
Diluted	3,606	3,605	3,606	3,605

For the 13- and 39-week periods ended June 27, 2026, the dilutive effect of 369,500 options was not included in diluted earnings per share as their impact would be anti-dilutive.

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

The Company determined that each of its restaurants and fast food concepts is an operating component and that these operating components meet the criteria for aggregation into a single reportable segment, as described in Note 1 — Basis of Presentation and Significant Accounting Policies. This determination is reflected in the Company’s current organizational and management structure. The accounting policies of the reportable segment are the same as those described in Note 1 - Basis of Presentation and Significant Accounting Policies.

The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews discrete operating results for each operating component, as well as financial performance on a consolidated basis, by comparing actual results to expected and prior period results. This approach allows the CODM to assess whether the Company’s operating components are meeting their financial goals, identify trends and make more informed decisions about resource allocation and performance targets.

When evaluating the Company’s financial performance, the CODM regularly reviews total revenues, expenses and consolidated net income (loss) as reported on the consolidated condensed statements of operations, as well as non-GAAP measures, such as adjusted operating income (loss), to allocate Company resources and assess the performance of the Company. Segment asset information is not used by the CODM to assess performance and allocate resources.

The table below is a summary of the segment net loss, including significant segment expenses for the 13 and 39 weeks ended June 27, 2026 and June 28, 2025:

	13 Weeks Ended		39 Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands)		(in thousands)
REVENUES:
Food and beverage sales	$40,309	$42,937	$116,703	$126,503
Other revenue	572	778	1,511	1,925
Total revenues	40,881	43,715	118,214	128,428
COSTS AND EXPENSES:
Food and beverage cost of sales	11,257	12,060	32,318	35,650
Payroll expenses	15,314	15,280	43,169	46,103
Occupancy expenses	5,131	5,444	16,980	17,128
Other operating costs and expenses (1)	5,940	6,038	16,334	17,422
General and administrative expenses	2,779	2,822	8,323	9,292
Depreciation and amortization	601	964	1,794	2,443
Gain on closure of El Rio Grande	—	(178)	—	(173)
Gain on termination of Tampa Food Court lease	—	—	—	(5,235)
Impairment losses on right-of-use and long-lived assets	—	4,700	—	4,700
Goodwill impairment	—	—	—	3,440
Interest expense, net	110	90	221	294
Other (income) expense, net (2)	—	(391)	(135)	(391)
Provision for income taxes	10	81	62	5,019
Segment net loss	(261)	(3,195)	(852)	(7,264)
Reconciliation of profit or loss:
Adjustments and reconciling items	—	—	—	—
Consolidated net loss	$(261)	$(3,195)	$(852)	$(7,264)
____________________________________________________________________________________________
(1) Other operating costs and expenses are comprised of utilities, repairs and maintenance, advertising, credit card processing fees, restaurant supplies and other restaurant operating costs.
(2) Other (income) expenses, net includes gain on sales of condominiums.

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
Overview
As of June 27, 2026, the Company owned and operated 16 restaurants and bars, 12 fast food concepts and catering operations, exclusively in the United States. The Company’s operating components have been aggregated into one reportable segment. See Note 12 — Segment Information to the consolidated condensed financial statements.
Accounting Period
Our fiscal year ends on the Saturday nearest September 30. We report fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method certain years will contain 53 weeks. The periods ended June 27, 2026 and June 28, 2025 each included 13 and 39 weeks.
Seasonality
The Company has substantial fixed costs that do not decline proportionally with sales. Although our business is highly seasonal, our broader geographical reach mitigates some of this risk. For instance, the second quarter of our fiscal year, consisting of the non-holiday portion of the cold weather season in New York and Washington D.C. (January, February and March), is the poorest performing quarter; however, this is partially offset by our locations in Florida as they experience increased results in the winter months. We generally achieve our best results during the warmer weather, attributable to our extensive outdoor dining availability, particularly at the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park in New York and Sequoia in Washington, D.C (our largest restaurants) and our outdoor cafes. However, even during summer months these facilities can be adversely affected by unusually cool or rainy weather conditions. Our facilities in Las Vegas are indoors and generally operate on a more consistent basis throughout the year, although in recent years the summer months have seen lower traffic.

As discussed above under “Recent Developments” and in Note 8 to the consolidated condensed financial statements, the Company is currently operating the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park pursuant to a court-ordered stay of an order of ejectment, which is currently expected to expire on or about October 16, 2026, a date that falls within the first quarter of our fiscal year 2027. Unless the Court’s decisions are reversed on appeal or the stay is extended or further relief is obtained, the Company will be required to vacate these premises and cease operations at these locations upon the expiration of the stay. Because these locations have historically been among the most significant contributors to our peak warm-weather results, the loss of these operations would both reduce our overall revenues and increase the seasonality of our remaining business, as the seasonal strength these locations have historically provided would no longer be available to offset the weaker performance of our other locations during the winter months.
Recent Developments
Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park

The Company’s lease agreements for the Bryant Park Grill and the Bryant Park Café expired on April 30, 2025 and for The Porch at Bryant Park expired on March 31, 2025. In response to requests for proposals issued by the landlord in 2023, the Company submitted bids for new long-term agreements. In the second quarter of 2025, the landlord publicly announced the selection of a new operator for these locations; however, to the best of our knowledge, the required approvals from the City of New York Department of Parks & Recreation and the New York Public Library have not been obtained, and no new lease has become effective.

On March 28, 2025, the Company filed a complaint in New York State Supreme Court challenging the lease award process and asserting its contractual rights, including its right of first lease in connection with the Bryant Park Café. On January 9, 2026, the landlord moved for summary judgment and the Company cross-moved for summary judgment on its causes of action for enforcement of its right of first lease and for age discrimination. By decision and order dated June 18, 2026, and entered on June 22, 2026, the Court granted the landlord's motion for summary judgment, in part, and granted and denied the Company's cross-motion for summary judgment, in part. The Court granted the Company's motion for summary judgment on its breach of contract claim, ruling that the Company is entitled to damages to the extent it was harmed by the landlord's breach of the Company's right of first lease. A trial will be held to determine the Company's damages, with a pre-trial conference scheduled for September 22, 2026. The Court granted judgment in favor of the landlord on its counterclaims for ejectment and use and occupancy and ruled that the Company be ejected from the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park premises. On June 26, 2026, the Court issued a judgment of ejectment with respect to those premises. Also on June 26, 2026, the Company filed a notice of appeal to the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, from the Court's June 22, 2026 decision and order.

On June 30, 2026, the Company moved, by order to show cause, to fix an undertaking pursuant to CPLR 5519(a)(6) arguing that it has an automatic right to stay enforcement of the order of ejectment pending appeal of the Court's decision on the motions for summary judgment. In connection with that motion, the Court entered a temporary restraining order enjoining the landlord and its agents from ejecting or evicting the Company, or otherwise disturbing the Company's possession of the premises, pending argument of the motion. On July 1, 2026, the landlord moved for leave to reargue that portion of the Court's decision granting the Company summary judgment on its breach of contract claim based on the right of first lease. Following oral arguments held on July 16, 2026, the Court issued a decision and order dated July 16, 2026, and entered on July 17, 2026, granting the Company's motion in part and staying enforcement of the order of ejectment for three months (i.e., through on or about October 16, 2026), conditioned upon the Company: (i) filing an undertaking in the amount of $125,000 on or before July 23, 2026 and (ii) continuing to make the monthly use and occupancy payments previously ordered by the Court until the termination of the stay. Under the terms of the order, failure to timely file the undertaking would result in the stay being vacated, and if the Company fails to make the required use and occupancy payments, the Landlord may move on three days’ notice to vacate the stay. On July 21, 2026, the Company filed the required undertaking and a notice of compliance with the Court. The Company has continued to make the required use and occupancy payments. The Company intends to move in the Appellate Division of the Supreme Court of the State of New York, First Judicial Department, to extend the current stay of enforcement of the order of ejectment beyond the three months through the pendency of the Company's appeal of the Court's June 22, 2026 summary judgment decision. On August 3, 2026, the Court denied the Landlord's motion to reargue that portion of the Court’s decision granting the Company summary judgment on its breach of contract claim based on the right of first lease.

As of the date of this filing, we continue to operate the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park pursuant to the stay described above and intend to do so while we pursue our appeal and all other available options to protect the Company’s interests. However, unless the Court’s decisions are reversed on appeal or the stay is extended or further relief is obtained, the Company will be required to vacate these premises and cease operations at these locations upon the expiration of the stay, currently expected to occur on or about October 16, 2026.

Management, after consultation with legal counsel, is unable to predict the outcome of the appeal or related proceedings at this time. The Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park represented a significant portion of the Company’s revenues, collectively accounting for $17.1 million and $19.7 million, or approximately 14.5% and 15.4%, of total revenues for the 39 weeks ended June 27, 2026 and June 28, 2025, respectively. The uncertainty related to this dispute has had, and is expected to continue to have, a material adverse impact on our business, financial condition, and results of operations, and the loss of these operations upon expiration of the stay, or the Company’s inability to otherwise retain these locations on favorable terms, or at all, would have a material adverse impact on our business, financial condition, and results of operations.

Historically, the Company has made rent payments related to the Bryant Park Grill and the Bryant Park Café based on prior year sales as required in the relevant agreements. As a result of the decline in sales due to the above litigation, such payments were in excess of the contractual minimums and were recorded as prepaid rent as they were expected to be applied against future lease obligations or otherwise recovered. Based on the status of the legal proceedings, and in consultation with external legal counsel, management determined that the prepaid rent balance is not probable of recovery, and during the 13 weeks ended March 28, 2026, the Company recorded a charge of $566,000 to write off the amount of prepaid rent, which is included in occupancy expenses in the accompanying consolidated condensed statements of operations. Were the Company to prevail on appeal, it is possible these amounts could be recovered.

Further discussion related to these matters is included in Note 8 of the consolidated condensed financial statements.

Investment in and Receivable From New Meadowlands Racetrack LLC ("NMR")

NMR has been actively pursuing a full casino license (including slots and table games such as blackjack and roulette) to supplement its existing horse racing and sports betting operations. In January 2026, the New Jersey Senate Government, Wagering, Tourism & Historic Preservation Committee proposed a constitutional amendment to allow the legislature to authorize casino gambling at both the Monmouth Park and Meadowlands Racetracks. Such an amendment requires a three-fifths vote in both legislative chambers followed by a voter referendum in a general election before becoming law. No vote on this amendment had been taken by the state legislature as of the date of this filing, which is beyond the August 3, 2026 deadline for submission of proposed amendments to the State of New Jersey Constitution to be voted upon at the November 2026 general election. As a result, the proposed amendment will not appear on the ballot, and no voter referendum on casino gaming at the Meadowlands will occur in 2026. The proposed amendment, or a similar amendment, may be placed on the ballot at a future general election, which could occur as early as November 2027 or in a subsequent general election; however, no assurance can be given as to whether or when the state legislature will approve such an amendment or a voter referendum will be held. If a referendum were ultimately held and the voting results were favorable, NMR could possibly open a temporary gaming facility within approximately one year following voter approval and a permanent facility within approximately two years thereafter, subject to the issuance of a license by the New Jersey Casino Control Commission and completion of any required development.

NMR may require significant additional capital in connection with any future development efforts, including funding for potential referendum-related activities. To the extent the Company does not participate in such funding, or if NMR raises capital from third parties, the Company’s ownership interest may be diluted.

The Company evaluated its investment in NMR for impairment, including consideration that no voter referendum on casino gaming at the Meadowlands will occur in 2026, and concluded that its fair value exceeds the carrying value. Accordingly, the Company did not record any impairment during the 13 and 39 weeks ended June 27, 2026. If a referendum is ultimately held and the amendment is rejected by voters, or if the Company otherwise concludes that the approval of casino gaming at the Meadowlands is no longer reasonably possible, the value of the investment would be based solely on NMR’s existing horse racing and sports betting operations, which may not support the current carrying value of the investment, and the Company would expect to record an impairment charge at that time, which could be material. The Company will continue to monitor legislative and other developments concerning gaming at the Meadowlands and will continue to evaluate the investment for impairment each reporting period. The Company does not rely on NMR to fund its operations, meet its liquidity needs or drive its near-term financial performance.
Further discussion related to these matters is included in Note 4 of the consolidated condensed financial statements.
Sequoia Lease Amendment

Subsequent to the end of the quarter, on July 15, 2026, the Company entered into an amendment to the lease for its Sequoia restaurant located in Washington, D.C., one of the Company’s largest restaurants. The amendment provides for a two-year lease restructure period commencing April 1, 2026 and ending March 31, 2028 (the “Lease Restructure Term”), during which the Company will pay annual base rent of $1,350,000, payable in monthly installments of $112,500, in lieu of its obligations to pay base rent, percentage rent, its share of real estate taxes, and certain utility and miscellaneous billback charges otherwise required under the lease, together with percentage rent equal to 10% of gross sales in excess of an annual breakpoint of $10,000,000. Upon expiration of the Lease Restructure Term, the contractual rent provisions of the existing lease will resume through the lease expiration date of November 30, 2034. The amendment also provides the landlord a termination right if the Company fails to achieve specified gross sales thresholds following the Lease Restructure Term, exercisable upon not less than six months’ prior written notice.
Further discussion related to this matter is included in Note 6 of the consolidated condensed financial statements.
Results of Operations
The Company's operating loss of $141,000 for the 13 weeks ended June 27, 2026 decreased 95.9% as compared to an operating loss of $3,415,000 in the same period of the prior year (which includes a gain on the closure of El Rio Grande in the amount of $178,000 and impairment charges of $2,940,000 and $1,760,000 related to Sequoia's ROU and long-lived assets, respectively). Excluding these items, operating results declined by $1,248,000, from adjusted operating income of $1,107,000 for the 13 weeks ended June 28, 2025 to an adjusted operating loss of $141,000 for the 13 weeks ended June 27, 2026.

The Company's operating loss of $704,000 for the 39 weeks ended June 27, 2026 (which includes a one-time, non-recurring prepaid rent write-off in the amount of $566,000 related to the Bryant Park Grill and the Bryant Park Café as discussed above) decreased 69.9% as compared to an operating loss of $2,342,000 in the same period of the prior year (which includes: (i) a gain on the closure of El Rio Grande of $173,000, (ii) a gain on the termination of our Tampa Food Court lease of $5,235,000, (iii) impairment charges of $2,940,000 and $1,760,000 related to Sequoia's ROU and long-lived assets, respectively, and (iv) a goodwill impairment charge of $3,440,000). Excluding these items, operating results declined by $528,000, from adjusted operating income of $390,000 for the 39 weeks ended June 28, 2025 to an adjusted operating loss of $138,000 for the 39 weeks ended June 27, 2026.
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

	13 Weeks Ended		39 Weeks Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
	(in thousands)		(in thousands)
GAAP operating income (loss)	$(141)	$(3,415)	$(704)	$(2,342)
Prepaid rent write-off (a)	—	—	566	—
Gain on closure of El Rio Grande (b)	—	(178)	—	(173)
Gain on termination of Tampa Food Court lease (c)	—	—	—	(5,235)
Impairment losses on right-of-use and long-lived assets (d)	—	4,700	—	4,700
Goodwill impairment (e)	—	—	—	3,440
Adjusted operating income (loss)	$(141)	$1,107	$(138)	$390
_________________________________
(a) Represents a one-time, non-recurring charge to write off prepaid rent related to the Bryant Park Grill and the Bryant Park Café. See Note 8 — Commitments and Contingencies.
(b) Represents the gain recognized during the 13 weeks ended June 28, 2025 as a result of refinements of estimates related to final lease negotiations with the El Rio Grande landlord, partially offset by operating losses prior to closure incurred during the 39-week period.
(c) Represents the gain recognized in connection with the early termination of the Company's lease for the Tampa Food Court at The Hard Rock Hotel and Casino.
(d) Represents losses recognized as a result of lower than expected operating results and related recoverability testing and discounted cash flow analysis.
(e)    Represents a non-cash impairment charge to write off the remaining balance of goodwill during the 13 weeks ended March 29, 2025.

The following table summarizes the significant components of the Company’s operating results for the 13 weeks ended June 27, 2026 and June 28, 2025:

	13 Weeks Ended		Variance		39 Weeks Ended		Variance
	June 27, 2026	June 28, 2025	$	%	June 27, 2026	June 28, 2025	$	%
	(in thousands)				(in thousands)
REVENUES:
Food and beverage sales	$40,309	$42,937	$(2,628)	-6.1%	$116,703	$126,503	$(9,800)	-7.7%
Other revenue	572	778	(206)	-26.5%	1,511	1,925	(414)	-21.5%
Total revenues	40,881	43,715	(2,834)	-6.5%	118,214	128,428	(10,214)	-8.0%
COSTS AND EXPENSES:
Food and beverage cost of sales	11,257	12,060	(803)	-6.7%	32,318	35,650	(3,332)	-9.3%
Payroll expenses	15,314	15,280	34	0.2%	43,169	46,103	(2,934)	-6.4%
Occupancy expenses	5,131	5,444	(313)	-5.7%	16,980	17,128	(148)	-0.9%
Other operating costs and expenses	5,940	6,038	(98)	-1.6%	16,334	17,422	(1,088)	-6.2%
General and administrative expenses	2,779	2,822	(43)	-1.5%	8,323	9,292	(969)	-10.4%
Depreciation and amortization	601	964	(363)	-37.7%	1,794	2,443	(649)	-26.6%
Gain on closure of El Rio Grande	—	(178)	178	N/A	—	(173)	173	N/A
Gain on termination of Tampa Food Court lease	—	—	—	N/A	—	(5,235)	5,235	N/A
Impairment losses on right-of- use and long-lived assets	—	4,700	(4,700)	N/A	—	4,700	(4,700)	N/A
Goodwill impairment	—	—	—	N/A	—	3,440	(3,440)	N/A
Total costs and expenses	41,022	47,130	(6,108)	-13.0%	118,918	130,770	(11,852)	-9.1%
OPERATING LOSS	$(141)	$(3,415)	$3,274	95.9%	$(704)	$(2,342)	$1,638	69.9%
Revenues
During the 13- and 39-week periods ended June 27, 2026, revenues decreased 6.5% and 8.0%, respectively, as compared to revenues for the 13- and 39-week periods ended June 28, 2025. We attribute these decreases primarily to the decreases in same-store sales discussed below and, in the 39-week periods, the closures of El Rio Grande and the Tampa Food Court.
Food and Beverage Same-Store Sales
On a Company-wide basis, same-store sales decreased 6.6% during the 13 weeks ended June 27, 2026 as compared to the same period of last year as follows:

	13 Weeks Ended		Variance
	June 27, 2026	June 28, 2025	$	%
	(in thousands)
Las Vegas	$11,711	$13,225	$(1,514)	-11.4%
New York	8,063	8,273	(210)	-2.5%
Washington, D.C.	2,630	2,515	115	4.6%
Atlantic City, NJ	606	595	11	1.8%
Alabama	5,415	5,333	82	1.5%
Florida	11,494	12,801	(1,307)	-10.2%
Same-store sales	39,919	42,742	$(2,823)	-6.6%
Other	390	195
Food and beverage sales	$40,309	$42,937
Same-store sales in Las Vegas decreased 11.4%, which we attribute primarily to lower revenues at our America property as a result of partial closure for renovations. Same-store sales in New York decreased 2.5%, which we attribute primarily to decreases in our a la carte revenue at the Bryant Park Grill and the Bryant Park Café as a result of the negative publicity related to our dispute with the landlord. Same-store sales in Washington, D.C. increased 4.6%, which we attribute primarily to our event business. Same-store sales in Atlantic City, NJ increased 1.8%, which we attribute primarily to better than expected customer traffic at the property where we are located. Same-store sales in Alabama increased 1.5%, which we attribute primarily to better-than-expected customer traffic. Same-store sales in Florida decreased 10.2%, which we attribute primarily to lower headcounts from increased competition.
On a Company-wide basis, same-store sales decreased 7.2% during the 39 weeks ended June 27, 2026 as compared to the same period of last year as follows:

	39 Weeks Ended		Variance
	June 27, 2026	June 28, 2025	$	%
	(in thousands)
Las Vegas	$38,119	$41,479	$(3,360)	-8.1%
New York	21,124	23,474	(2,350)	-10.0%
Washington, D.C.	5,865	5,907	(42)	-0.7%
Atlantic City, NJ	1,680	1,825	(145)	-7.9%
Alabama	12,086	12,076	10	0.1%
Florida	36,144	39,141	(2,997)	-7.7%
Same-store sales	115,018	123,902	$(8,884)	-7.2%
Other	1,685	2,601
Food and beverage sales	$116,703	$126,503
Same-store sales in Las Vegas decreased 8.1%, which we attribute primarily to lower revenues at our America property as a result of partial closure for renovations and lower visitor counts in Las Vegas. Same-store sales in New York decreased 10.0%, which we attribute primarily to decreases in both catering and a la carte revenue at the Bryant Park Grill and the Bryant Park Café as a result of the negative publicity related to our dispute with the landlord. Same-store sales in Washington, D.C. decreased 0.7%, which we attribute primarily to lower headcounts as a result of decreased customer traffic at the complex where we are located partially offset by a strong event business in the current quarter. Same-store sales in Atlantic City, NJ decreased 7.9%, which we attribute primarily to lower than expected customer traffic in the first two quarters at the property where we are located. Same-store sales in Alabama were essentially flat, with first quarter weakness offset by better-than-expected traffic in the second and third quarters. Same-store sales in Florida decreased 7.7%, which we attribute primarily to lower headcounts from increased competition. Other food and beverage sales consist of sales related primarily to properties that were closed.
Costs and Expenses
Costs and expenses for the 13 and 39 weeks ended June 27, 2026 and June 28, 2025 were as follows (in thousands):

	13 Weeks Ended June 27, 2026	% to Total Revenues	13 Weeks Ended June 28, 2025	% to Total Revenues	Increase (Decrease)		39 Weeks Ended June 27, 2026	% to Total Revenues	39 Weeks Ended June 28, 2025	% to Total Revenues	Increase (Decrease)
					$	%					$	%
Food and beverage cost of sales	$11,257	27.5%	$12,060	27.6%	$(803)	-6.7%	$32,318	27.3%	$35,650	27.8%	$(3,332)	-9.3%
Payroll expenses	15,314	37.5%	15,280	35.0%	34	0.2%	43,169	36.5%	46,103	35.9%	(2,934)	-6.4%
Occupancy expenses	5,131	12.6%	5,444	12.5%	(313)	-5.7%	16,980	14.4%	17,128	13.3%	(148)	-0.9%
Other operating costs and expenses	5,940	14.5%	6,038	13.8%	(98)	-1.6%	16,334	13.8%	17,422	13.6%	(1,088)	-6.2%
General and administrative expenses	2,779	6.8%	2,822	6.5%	(43)	-1.5%	8,323	7.0%	9,292	7.2%	(969)	-10.4%
Depreciation and amortization	601	1.5%	964	2.2%	(363)	-37.7%	1,794	1.5%	2,443	1.9%	(649)	-26.6%
Gain on closure of El Rio Grande	—	—%	(178)	-0.4%	178	N/A	—	—%	(173)	(0.1)%	173	N/A
Gain on termination of Tampa Food Court lease	—	—%	—	—%	—	N/A	—	—%	(5,235)	-4.1%	5,235	N/A
Impairment losses on right- of-use and long-lived assets	—	—%	4,700	10.8%	(4,700)	N/A	—	—%	4,700	3.7%	(4,700)	N/A
Goodwill impairment	—	—%	—	—%	—	N/A	—	—%	3,440	2.7%	(3,440)	N/A
Total costs and expenses	$41,022		$47,130		$(6,108)		$118,918		$130,770		$(11,852)

Food and beverage costs as a percentage of total revenues for the 13 and 39 weeks ended June 27, 2026 decreased as compared with the same period of last year as a result of targeted menu engineering.

Payroll expenses as a percentage of total revenues for the 13 weeks ended June 27, 2026 increased as compared with the same period of last year as a result of lower revenues. Payroll expenses as a percentage of total revenues for the 39 weeks ended June 27, 2026 increased as compared with the same period of last year as a result of lower revenues, partially offset by better shift management of overtime hours and lower performance bonuses in the current year.

Occupancy expenses as a percentage of total revenues for the 13 weeks ended June 27, 2026 were consistent with the same period of last year. Occupancy expenses as a percentage of total revenues for the 39 weeks ended June 27, 2026 increased as compared with the same period of last year primarily as a result of one-time, non-recurring prepaid rent write-off in the amount of $566,000 related to the Bryant Park Grill and the Bryant Park Café as discussed above partially offset by lower percentage rents as a result of the sales decreases discussed above.

Other operating costs and expenses as a percentage of total revenues for the 13 and 39 weeks ended June 27, 2026 increased as compared to the same period of last year primarily as a result of higher costs attributable to inflation partially offset by implementing a credit card surcharge.

General and administrative expenses (which relate solely to the corporate office in New York City and are relatively fixed) for the 13 and 39 weeks ended June 27, 2026 decreased as compared to the same periods of last year primarily as a result of lower commissions and bonus accruals and lower consulting fees related to the Bryant Park Grill and the Bryant Park Café litigation.

Depreciation and amortization expense for the 13 and 39 weeks ended June 27, 2026 decreased as compared to the same periods of last year primarily as a result of certain assets becoming fully depreciated and the removal of assets associated with the Tampa Food Court.
Gain on Closure of El Rio Grande
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
Impairment Losses on Right-of-Use and Long-lived Assets
During the 13 weeks ended June 28, 2025, impairment indicators were identified at our Sequoia property located in Washington, D.C. due to lower than expected operating results. Accordingly, the Company tested the recoverability of Sequoia's ROU and long-lived assets and concluded they were not recoverable. Based on a discounted cash flow analysis, the Company recognized impairment charges of $2,940,000 and $1,760,000 during the 13 weeks ended June 28, 2025 related to Sequoia's ROU and long-lived assets, respectively. No impairment charges related to ROU and long-lived assets were recognized during the 13 and 39 weeks ended June 27, 2026. See Note 1 for a discussion of the Company’s triggering-event assessment as of June 27, 2026 and of the amendment to the Sequoia lease entered into subsequent to the end of the quarter. Given the inherent uncertainty in projecting results of operations, the Company will continue to monitor the recoverability of the carrying value of the assets of Sequoia and several other restaurants on an ongoing basis. If expected performance is not realized, further impairment charges may be recognized in future periods, and such charges could be material.

Goodwill Impairment

Goodwill is the excess of cost over fair market value of tangible and intangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market.

During the 13 weeks ended March 29, 2025, the Company identified a triggering event in accordance with the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification ("ASC") Topic 350, “Intangibles—Goodwill and Other,” primarily related to a decline in the Company's stock price in the second quarter of fiscal 2025 and the continued uncertainty related to the expiration of the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park leases (see Note 8 - Commitments and Contingencies). As a result, the Company performed an interim quantitative impairment test and based on the results of the assessment, the fair value of our equity was determined to be less than its carrying amount. Accordingly, the Company recognized a non-cash impairment charge of the remaining balance of its goodwill in the amount of $3,440,000 in our consolidated condensed statements of operations for the 13 and 26 weeks ended March 29, 2025. The Company did not record any impairment to its goodwill during the 13 and 39 weeks ended June 27, 2026.
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

As of June 27, 2026, we had cash and cash equivalents of $9,492,000, total debt of $7,117,000 (excluding a $324,000 stand-by letter of credit in favor of the landlord for our corporate headquarters) and a working capital deficit of $4,411,000 as compared with a working capital deficit of $5,377,000 at September 27, 2025. The Credit Agreement provides for maximum permitted obligations of $20,000,000, inclusive of all outstanding promissory notes. As of June 27, 2026, total obligations outstanding under the Credit Agreement were $7,441,000, comprised of $5,000,000 in revolving borrowings, a $2,117,000 outstanding note and a $324,000 stand-by letter of credit. Accordingly, as of June 27, 2026, we had approximately $12,559,000 of additional borrowing capacity available under the Credit Agreement, subject to continued compliance with the financial covenants thereunder.

We expect additional capital expenditures for fiscal 2026 to be approximately $1,000,000, primarily related to required leasehold improvements, maintenance capital expenditures at existing locations, and completion of renovation commitments in Las Vegas. We anticipate funding these expenditures through a combination of cash on hand, including the recent borrowings under our revolving credit facility.

Our anticipated cash requirements over the next twelve months include, among other things, operating expenses, debt service obligations, lease payments, and planned capital expenditures. We expect these obligations to be funded through cash generated from operations, existing cash balances, and available borrowings under our credit facility.

Other than the matters described above, including the status of the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park and the amendment to the Sequoia lease, we are not aware of any other trends or events that would materially affect our capital requirements or liquidity. Based on our current operating plan and financial projections, we believe that our existing cash balances, internal cash-generating capabilities and availability under our revolving credit facility are sufficient to finance our capital expenditures, debt maturities and other operating activities for at least the next twelve months, including under scenarios in which we are required to cease operations at the Bryant Park locations upon the expiration of the stay; however, in such scenarios we may rely more heavily on borrowings under our revolving credit facility, and our liquidity could be adversely affected by, among other factors, the timing and outcome of the appeal, compliance with the financial covenants under our Credit Agreement, and general economic conditions impacting our operating results.

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
Cash Flows for 39 Weeks Ended June 27, 2026 and June 28, 2025
Net cash used in operating activities for the 39 weeks ended June 27, 2026 was $872,000 as compared to net cash provided by operating activities of $1,119,000 in the same period as last year. This decrease resulted primarily from a decrease in adjusted operating income and an increase in accounts receivable balances, reflecting the timing of collections from hotel operators and credit card processors at period end.
Net cash used in investing activities for the 39 weeks ended June 27, 2026 was $4,046,000 as compared to net cash provided by investing activities of $4,662,000 in the same period as last year. This decrease resulted primarily from the payment received in connection with the termination of our Tampa Food Court lease in the prior period as well as higher capital expenditures in connection with the renovation of our America property in Las Vegas.
Net cash provided by financing activities for the 39 weeks ended June 27, 2026 was $3,086,000 as compared to net cash used in financing activities of $3,729,000 in the same period as last year. This increase resulted primarily from a $5,000,000 borrowing under our revolving facility and the lower distribution payments to non-controlling interests in the current period.
Credit Facility
On March 30, 2023, the Company entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”), with its lender, Bank Hapoalim B.M. (“BHBM”) which originally matured on June 1, 2025. On May 29, 2025, the Company entered into an Omnibus Amendment to the Credit Agreement which: (i) extended the maturity date of the Credit Agreement to June 1, 2028, (ii) amended the terms of the outstanding promissory notes, (iii) reduced the maximum permitted obligations outstanding under the Credit Agreement from $30,000,000 to $20,000,000 (including the outstanding promissory notes), (iv) increased the minimum tangible net worth covenant from $22,000,000 to $28,000,000, which was subsequently amended to $25,000,000 on March 28, 2026, and (v) removed the annual net income covenant. Advances and loans under the Credit Agreement bear interest, at the Company's election at the time of the advance, at either BHBM's prime rate of interest plus a 0.45% spread or SOFR plus a 3.65% spread. In addition, there is a 0.30% per annum fee for any unused portion of the facility. As of June 27, 2026, borrowings of $5,000,000 were outstanding under our revolving facility under our Credit Agreement. As of June 27, 2026, the weighted average interest on the outstanding BHBM indebtedness was approximately 7.3%.
Borrowings and all other obligations under the Credit Agreement, which include the promissory notes as discussed in Note 7 of the consolidated condensed financial statements, are secured by all tangible and intangible personal property (including accounts receivable, inventory, equipment, general intangibles, documents, chattel paper, instruments, letter-of-credit rights, investment property, intellectual property and deposit accounts) and fixtures of the Company. The Credit Agreement also requires, among other things, that the Company meet minimum quarterly tangible net worth amounts and maintain a minimum fixed charge coverage ratio. The Credit Agreement contains customary representations, warranties and affirmative covenants as well as customary negative covenants, subject to negotiated exceptions on liens, relating to other indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership. The Company was in compliance with all of its financial covenants under the Credit Agreement as of June 27, 2026.
Cash Flow Outlook

As discussed above and in Note 8 to the consolidated condensed financial statements, the Company is currently operating the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park pursuant to a court-ordered stay of an order of ejectment, which is currently expected to expire on or about October 16, 2026, a date that falls within the first quarter of our fiscal year 2027. These locations collectively accounted for $17.1 million, or approximately 14.5%, of our total revenues for the 39 weeks ended June 27, 2026. Unless the Court’s decisions are reversed on appeal or the stay is extended or further relief is obtained, the Company will be required to vacate these premises and cease operations at these locations upon the expiration of the stay, and the resulting loss of revenues and associated operating cash flows, beginning in the first quarter of fiscal 2027, would materially and adversely affect our results of operations, cash flows and liquidity. In that event, the Company would also expect to incur costs in connection with vacating the premises and could experience reduced customer advance deposits on future catered events, and the loss of these operations could adversely affect our ability to remain in compliance with the financial covenants under our Credit Agreement, including the minimum tangible net worth and fixed charge coverage ratio requirements, in future periods. The long-lived assets and right-of-use assets at these locations were fully depreciated and amortized upon the expiration of the related agreements in fiscal 2025, and accordingly the Company does not expect to record an impairment or write-off of such assets in connection with vacating the premises. In the interim, the Company is required to continue to make the monthly use and occupancy payments previously ordered by the Court as a condition of the stay. In addition, as discussed above, the amendment to the Sequoia lease is expected to reduce the Company’s cash rent obligations at that location during the Lease Restructure Term.
Other than the matters described above, including the status of the Bryant Park Grill, the Bryant Park Café and The Porch at Bryant Park and the amendment to the Sequoia lease, we are not aware of any other trends or events that would materially affect our capital requirements or liquidity. Based on our current operating plan and financial projections, we believe that our existing cash balances, internal cash-generating capabilities and availability under our revolving credit facility are sufficient to finance our capital expenditures, debt maturities and other operating activities for at least the next twelve months, including under scenarios in which we are required to cease operations at the Bryant Park locations upon the expiration of the stay; however, in such scenarios we may rely more heavily on borrowings under our revolving credit facility, and our liquidity could be adversely affected by, among other factors, the timing and outcome of the appeal, compliance with the financial covenants under our Credit Agreement, and general economic conditions impacting our operating results.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Not Applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 27, 2026 to ensure that all information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information

Insider Trading Arrangements and Policies

During the third quarter of fiscal 2026, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

Date:	August 11, 2026

ARK RESTAURANTS CORP.

By:	/s/ Michael Weinstein
Michael Weinstein
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Anthony J. Sirica
Anthony J. Sirica
President, Chief Financial Officer and Director
(Principal Financial and Accounting Officer)